Form 10-Q
period 2000-07-31
OMNIVISION TECHNOLOGIES INC
filed 2000-09-12
CIK 1106851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

    For the transition period from  to

                            Commission file number:

                               ----------------

                         OMNIVISION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0401990
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

                    930 Thompson Place, Sunnyvale, CA 94086
              (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 733-3030

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At July 31, 2000, 21,190,551 shares of common stock of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         OMNIVISION TECHNOLOGIES, INC.

                                     INDEX

                                                                                                 Page
                                                                                                 No.
                                                                                                 ----
                                 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements...................................................................   2

         Condensed Balance Sheets...............................................................   2

         Condensed Statements of Operations.....................................................   3

         Condensed Statements of Cash Flows.....................................................   4

         Notes to Condensed Financial Statements................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  21

                                  PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..............................................  22

Item 6.  Exhibits and Reports on Form 8-K.......................................................  22

SIGNATURES.....................................................................................   23

                         PART I--FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                         OMNIVISION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                   July 31, 2000 April 30, 2000
                                                   ------------- --------------
ASSETS
Current assets:
  Cash and cash equivalents.......................    $ 3,423       $  5,888
  Short term investments..........................     55,586            --
  Accounts receivable, net........................      6,045          6,156
  Inventories.....................................     21,587         11,511
  Prepaid expenses and other assets...............        458            566
                                                      -------       --------
    Total current assets..........................     87,099         24,121
Property, plant and equipment.....................      2,107          2,102
Other non-current assets..........................         75             75
                                                      -------       --------
    Total assets..................................    $89,281       $ 26,298
                                                      =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................    $ 9,974       $  9,972
  Accrued expenses and other liabilities..........      3,004          1,841
  Deferred revenue................................      1,131            716
                                                      -------       --------
    Total current liabilities.....................     14,105         12,529

Contingencies (Note 8)
Redeemable convertible preferred stock............        --          21,082
                                                      -------       --------
Stockholders equity (deficit):
  Common stock, $0.001 par value; 100,000 shares
   authorized; 21,191 and 3,886 shares issued and
   outstanding....................................         21              4
  Additional paid-in capital......................     86,101          5,840
  Deferred compensation related to stock options..     (2,172)        (2,495)
  Accumulated deficit.............................     (8,774)       (10,662)
                                                      -------       --------
    Total stockholders' equity....................     75,176         (7,313)
                                                      =======       ========
    Total liabilities and stockholders' equity....    $89,281       $ 26,298
                                                      =======       ========

                  See notes to Condensed Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                    ---------------------------
                                                    July 31, 2000 July 31, 1999
                                                    ------------- -------------
Revenues...........................................    $17,819       $4,803
Cost of revenues*..................................     12,295        3,178
                                                       -------       ------
Gross Profit.......................................      5,524        1,625
                                                       -------       ------
Operating expenses:
  Research and development.........................      1,281          787
  Selling, general and administrative..............      1,074          632
  Stock compensation charge........................        284           79
                                                       -------       ------
    Total operating expenses.......................      2,639        1,498
                                                       -------       ------
Income from operations.............................      2,885          127
                                                       -------       ------
Interest income (expense), net.....................        160           51
                                                       -------       ------
Income before income taxes.........................      3,045          178
Provision for income taxes.........................      1,157            1
                                                       -------       ------
Net income.........................................    $ 1,888       $  177
                                                       =======       ======
Net income per share:
  Basic............................................    $  0.42       $ 0.07
                                                       =======       ======
  Diluted..........................................    $  0.11       $ 0.01
                                                       =======       ======
Shares used in computing net income per share:
  Basic............................................      4,486        2,713
                                                       =======       ======
  Diluted..........................................     17,534       16,224
                                                       =======       ======
(*) Stock-based compensation charges included in:

  Cost of revenues.................................    $    38       $    9
                                                       =======       ======
Operating expenses:
  Research and development.........................    $   183       $   25
  Selling, general and administrative..............        101           54
                                                       -------       ------
                                                       $   284       $   79
                                                       =======       ======


                  See notes to Condensed Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                    ---------------------------
                                                    July 31, 2000 July 31, 1999
                                                    ------------- -------------
Cash flows from operating activities:
  Net income.......................................   $  1,888       $   177
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation...................................        133            94
    Allowance for doubtful accounts and sales
     returns.......................................        (31)          136
    Amortization of deferred compensation..........        323            89
    Changes in assets and liabilities:
      Accounts receivable..........................        142           (69)
      Inventories..................................    (10,076)       (4,234)
      Prepaid expenses and other assets............        108           (79)
      Accounts payable.............................          2         2,692
      Accrued expenses and other liabilities.......      1,159           (13)
      Deferred revenue.............................        415           164
                                                      --------       -------
        Net cash used in operating activities......     (5,937)       (1,043)
                                                      --------       -------
Cash flows from investing activities:
  Acquisition of equipment.........................       (138)         (265)
  Purchase of short-term investments...............    (55,886)          --
                                                      --------       -------
        Net cash used in investing activities......    (55,724)         (265)
                                                      --------       -------
Cash flows from financing activities:
  Issuance of common stock, net....................     59,196           328
                                                      --------       -------
        Net cash provided by financing activities..     59,196           328
Net decrease in cash and cash equivalents..........     (2,465)         (980)
Cash and cash equivalents at beginning of period...      5,888         5,374
                                                      --------       -------
Cash and cash equivalents at end of period.........   $  3,423       $ 4,394
                                                      ========       =======


                  See notes to Condensed Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1--Basis of presentation

   The accompanying unaudited condensed financial statements as of July 31, 2000 and April 30, 2000 and for the three months ended July 31, 2000 and 1999 have been prepared by OmniVision Technologies, Inc. (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2000 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended April 30, 2000, included in the Registration Statement on Form S-1 (No. 333-31926).

   The results of operations for the three months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001 or any other future interim period, and the Company makes no representations related thereto.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2--Revenue Recognition

   Revenue from product sales is recognized at the time of shipment, except for certain shipments to distributors under agreements allowing for return or credits, in which case revenue is deferred until the distributor resells the product. A provision is made for expected sales returns and allowances when revenue is recognized.

Note 3--Short term investments

   The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are invested in high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. These investments are carried at cost, which approximates fair value. Material unrealized gains or losses, if any, are required in stockholders' equity and included in other comprehensive income. Unrealized gains or losses were not significant during any period covered.

Note 4--Inventory

   Inventories as of July 31, 2000 and April 30, 2000, consist of:

                                                                  July    April
                                                                   31,     30,
                                                                  2000    2000
                                                                 ------- -------
   Work in progress............................................. $17,753 $10,342
   Finished Goods...............................................   3,833   1,169
                                                                 ------- -------
     Total Inventory............................................ $21,587 $11,511
                                                                 ------- -------

                         OMNIVISION TECHNOLOGIES, INC.

Note 5--Net income per Share

   The following table sets forth the computation of basic and diluted income per share attributable to common stockholders of the period indicated (in thousands, except per share data):

                                                                  Three Months
                                                                      Ended
                                                                  -------------
                                                                   July   July
                                                                   31,    31,
                                                                   2000   1999
                                                                  ------ ------
   Numerator:
     Net income.................................................. $1,888 $  177
   Denominator:
     Denominator for basic net income per share -
       weighted average common shares............................  4,486  2,713
     Effective of dilutive securities
       Common stock options......................................    927    545
       Unvested common stock subject to repurchase...............    841    661
       Convertible preferred stock............................... 11,280 12,305
                                                                  ------ ------
   Denominator for dilutive net income per share................. 17,534 16,224
                                                                  ------ ------
   Basic net income per share.................................... $ 0.42 $ 0.07
   Diluted net income per share.................................. $ 0.11 $ 0.01

Note 6--Equity

   In July 2000, the Company completed its initial public offering of 5,000,000 shares of common stock at $13.00 per share. Net proceeds aggregated approximately $59.2 million after paying the underwriters' fee and related expenses. At the closing of the offering, all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 12,305,001 shares of common stock. The underwriters' over-allotment option of 750,000 shares of common stock was exercised in August 2000. (See Note 10 "Subsequent events" for details).

Note 7--Segment and geographic information

   The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

   The Company sells its products primarily in the United States and to the Asia Pacific region. Revenues by geographic locations based on the country or region of the customer were as follows.

                                                                   Three Months
                                                                      Ended
                                                                  --------------
                                                                   July    July
                                                                    31,    31,
                                                                   2000    1999
                                                                  ------- ------
   United States................................................. $ 1,735 $1,262
   Taiwan........................................................   8,088  2,439
   Singapore.....................................................   1,577    434
   Hong Kong.....................................................   1,887    240
   Korea.........................................................   2,703    290
   Japan.........................................................   1,131     83
   All Other.....................................................     698     56
                                                                  ------- ------
                                                                  $17,819 $4,804
                                                                  ------- ------

                         OMNIVISION TECHNOLOGIES, INC.

Note 8--Contingencies

   From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business. In March 2000, the Company received written notice from Koninklijke Philips N.V. ("Philips") in which Philips claimed to have patent rights in a serial bus system for data transmission, known as I2C bus system. The Company, as of July 31, 2000, had reserved $1.3 million, an amount the Company believes will adequately cover royalties. This reserve is calculated at the 2% royalty rate initially requested by Philips for product sales through that date. While the effect on future financial results cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its financial position and results of operations or cash flows.

Note 9--Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt the standard no later than the first quarter of fiscal year 2001 and management does not expect a material impact on the Company's consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. The Company adopted the provisions of SAB 101 in these consolidated financial statements for all periods presented.

   In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not and is not expected to have a material impact on the Company's consolidated financial position, results of operation or cash flows.

Note 10--Subsequent events

   In August 2000, the underwriters' of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds aggregated approximately $9.1 million after paying the underwriters' fee and related expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion and analysis in conjunction with our financial statements and the related notes thereto included in this report on Form 10-Q. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis contain forward looking statements based upon current expectations that involve risks and uncertainties. When used in this report on Form 10-Q, the words "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar expressions as they relate to us are included to identify forward looking statements. Our actual results and the timing of certain events could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors Affecting Future Operating Results" below.

   We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our single chip image sensors are used in a variety of electronic cameras and camera related products for both still picture and live video applications. Our image sensors are used in cameras and camera related products such as personal computer cameras, digital still cameras, closed circuit TV's, mobile phone cameras, personal digital assistant cameras, security and surveillance cameras and toy cameras. Our image sensors are designed to use the complementary metal oxide semiconductor fabrication process, a new, easier to use semiconductor technology for image sensors. Our single chip image sensors can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional charged couple device technology, or multiple chip complementary metal oxide semiconductor image sensors. Unlike competitive image sensors, which require multiple chips to achieve the same functions we are able to integrate nearly all camera functions into a single chip. This leads us to believe that we supply the most highly integrated single chip complementary metal oxide semiconductor image sensor solution.

  We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers' representatives. Our image sensors are sold to camera manufacturers who market camera products under their own brand. We also sell to large manufacturing companies that produce camera products for others to market under different brand names.

   Image sensors are characterized by several important attributes such as picture resolution, color, lens size, voltage requirements and type of video output. We intend to continue developing new products aimed at new and existing markets. We plan to expand the range of picture resolutions we offer, provide additional products that require only three volts for portable applications and further improve image quality and integrate additional functions into our image sensor. In addition, we developed and market an interface chip that can easily connect a camera to the universal serial bus on personal computers, and we plan to make improvements to that product as well.

   Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and higher resolution and higher quality image sensors in 1998 and 1999. For the year ended April 30, 2000, the majority of our revenues were generated from sale of our five volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that a significant portion of our revenues in fiscal year 2001 will be generated from our five volt color image sensors, which are used primarily in affordable and easy to use personal computer cameras.

   We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC. In addition, we have a signed agreement with Samsung Electronics Co., Ltd., or Samsung, who is our sole source supplier for our universal serial bus interface chip that we sometimes sell along with our image sensor. A majority of our unit sales of image sensors for the quarter ended July 31, 2000 are color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan, TSMC, and PSC. We outsource the packaging of our image sensors to Kyocera Corporation, or Kyocera, Taiwan Electronic Packaging Company, or TEPC, and Alphatec Semiconductor Packaging Co., or Alphatec. Outside testing services do not offer suitable tests for the key parameter of product performance, image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

  We recognized revenues when our products are shipped to our customers or, in the case of sales to distributors made under agreements permitting the return of unsold products, when our distributors ship the products to their customers. Our sales are generally made on a purchase order basis rather than by long term purchase commitments. Our customers may cancel or defer purchase orders without penalty. Our backlog includes only those customers orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. While our backlog may be substantial at times, it is subject to cancellation or changes in delivery schedules and may not necessarily be an indication of future revenues.

  Sales of our image sensors are subject to seasonality. Some of the products using our image sensors such as personal computer video cameras and digital still cameras are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased sales in November and December due to the holidays. In addition, we have experienced a decrease in orders in the quarter ended April 30 from our Chinese and Taiwanese customers primarily due to the Chinese New year. As a result, product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of the year.

  We intend to maintain our technology leadership by continuing to develop our core technology through our in house research and development efforts. As a result, we expect our research and development expenses to increase in fiscal year 2001.

Results of Operations

   The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                                 Three Months
                                                                     Ended
                                                               -----------------
                                                               July 31, July 31,
                                                                 2000     1999
                                                               -------- --------
   Revenues...................................................  100.0%   100.0%
   Cost of revenues...........................................   69.0     66.2
                                                                -----    -----
     Gross profit.............................................   31.0     33.8
   Operating expenses:
     Research and development.................................    7.2     16.4
     Selling, general and administrative......................    6.0     13.2
     Stock compensation charge................................    1.6      1.6
                                                                -----    -----
       Total operating expenses...............................   14.8     31.2
   Income from operations.....................................   16.2      2.6
   Interest income (expense), net.............................    0.9      1.1
                                                                -----    -----
   Income before income taxes.................................   17.1      3.7
   Provision for income taxes.................................    6.5      0.0
                                                                -----    -----
   Net Income.................................................   10.6%     3.7%
                                                                =====    =====

Revenues

   We derive revenues from the sale of our standard image sensor array products and other companion circuits for use in a variety of applications. Total revenues for the three months ended July 31, 2000 increased 271% to approximately $17.8 million from $4.8 million for the three months ended July 31, 1999. The increase in total revenues during the three months ended July 31, 2000 was primarily as a result of continued demand for PC cameras, PDA cameras and security and surveillance cameras. Domestic and international revenues for the three months ended July 31, 2000 were $1.7 million and $16.1 million, respectively, as compared to $1.3 million and $3.5 million, respectively, for the three months ended July 31, 1999. For the three months ended July 31, 2000, one of our distributors, World Peace, represented approximately 29.8% of total revenues and one of our camera manufacturer customers, Viewquest Technologies, Inc., accounted for approximately 12.5% of total revenues. For the three months ended July 31, 1999, two of our distributors, World Peace and Holy Stone Electronics accounted for approximately 23.2% of total revenues and approximately 21.8% of total revenues, respectively, and one of our camera manufacturer customers, Alaris, accounted for approximately 12% of total revenues.

Gross Profit

   Gross margins for the three months ended July 31, 2000 and July 31, 1999 were 31% and 33.8%, respectively. The decrease in gross margin for the three months ended July 31, 2000 was primarily due to (1) a reserve for a potential royalty payment and (2) lower than normal final test yields on a newly introduced low voltage image sensor product.

Research and development

   Research and development expenses for the three months ended July 31, 2000 and July 31, 1999 were approximately $1.3 million and $787,000, respectively. As a percentage of revenues, research and development expenses represented 7.2% and 16.4%, respectively. As revenues increased from the first quarter of fiscal year 2000 to the first quarter of fiscal year 2001, research and development expenses declined as a percentage of revenues. Our research and development expenses increased by approximately $494,000 from the first quarter of fiscal year 2000 to the first quarter of fiscal year 2001 due to an increase in salaries, payroll related expenses associated with additional personnel, and a higher cost of engineering supplies, materials, and contracted costs associated with new product development. Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products.

Selling, general and administrative

   Selling, general and administrative expenses for the three months ended July 31, 2000 and July 31, 1999 were approximately $1.1 million and $632,000, respectively. As a percentage of revenues, selling, general and administrative expenses represented 6.0% and 13.2%, respectively. As revenues increased from the first quarter of fiscal year 2000 to the first quarter of fiscal year 2001, selling, general and administrative expenses declined as a percentage of revenues. Our selling, general and administrative expenses increased by approximately $442,000 from the first quarter of fiscal year 2000 to the first quarter of fiscal year 2001 due to an increase in salaries, payroll related expenses associated with additional personnel, and an increase in commissions paid to distributors and manufacturers' representatives. We expect that our future selling, general and administrative expenses will increase in absolute dollars and may increase as a percentage of revenues.

Stock compensation charge

   We incurred stock compensation charges of approximately $284,000 and $79,000 for the three months ended July 31, 2000 and July 31, 1999, respectively. Deferred compensation, representing the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant, is amortized on an accelerated basis as the options vest. We expect deferred compensation charges of approximately $2.2 million as of July 31, 2000 to be amortized on an accelerated basis over the vesting period of generally five years.

Interest income (expense) net

   Interest income and interest expense for the three months ended July 31, 2000 and July 31, 1999 were minor because prior to the initial public offering of our common stock on July 14, 2000, we had financed our business operations primarily through a series of relatively small private equity transactions.

Provision for income taxes

   We generated approximately $3.0 million and $178,000 in operating profits for the three months ended July 31, 2000 and July 31, 1999, respectively. We had a provision for income taxes amounting to approximately $1.2 million for the three months ended July 31, 2000 after taking into consideration the utilization of prior years' net operating loss carryforwards and credits. As a result of the utilization of prior years' net operating loss carryforwards during the three months ended July 31, 1999, there was a minor provision for income taxes.

Liquidity and Capital Resources

   For the three month period ended July 31, 2000, we used approximately $5.9 million in cash for operating activities, primarily due to increased working capital to acquire inventory as sales increased. Net cash provided from financing activities amounted to approximately $59.2 million from the issuance and sale of 5,000,000 shares of common stock in our initial public offering. Approximately $55.7 million of these proceeds was invested in short-term investments. For the three month period ended July 31, 1999, we used approximately $1.0 million in cash for operating activities, primarily due to increased working capital to acquire inventory as sales increased, Net cash used from investing activities amounted to approximately $265,000. Net cash provided from financing activities amounted to approximately $328,000 from the issuance and sale of common stock upon the exercise of employee stock options during the period.

   As of July 31, 2000, we had approximately $59.0 million in cash and short term investments. We believe these cash resources will be sufficient to meet our capital requirements for at least the next 12 months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that existing cash resources are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or to our shareholders. In the event that we do raise additional cash through financings, current investors could be further diluted.

   From time to time, we may evaluate acquisitions of companies, products or technologies that complement our business. Although we have no current plans in this regard, any transactions, if consummated, may consume a portion of our working capital or require the issuance of securities that may result in further dilution to existing stockholders.

                        FACTORS AFFECTING FUTURE RESULTS

Our limited operating history makes it difficult to evaluate our future prospects and your investment.

   We were incorporated in May 1995 and only began selling our products recently. We introduced our first black and white image sensor for the security and surveillance and toy and game markets in 1996 and our first color image sensor for the PC video camera and toy and game markets in October 1997. We are still in the process of developing and producing new products for the digital still camera and PC video camera markets which we intend to introduce this year. Thus, we have a limited operating history, which makes an evaluation of our future prospects and your investment difficult. Accordingly, we face risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.

We have a history of losses, we only recently became profitable and we may not subsequently sustain profitability.

   We incurred net losses of approximately $6.0 million in fiscal year 1998 and approximately $4.0 million in fiscal year 1999. For the year ended April 30, 2000, the first year in which we became profitable, our net income was approximately $3.4 million. In the three months ended July 31, 2000, our net income was approximately $1.9 million. In the future, as we develop new products, we expect research and development expenses to increase. Also, as we hire additional personnel and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. We will also incur substantial noncash charges relating to the amortization of unearned compensation. If these expenses increase and our revenues do not increase, we may not subsequently sustain profitability.

Fluctuations in our quarterly operating results make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

   Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors related to how we manage our business. These factors, many of which are more fully discussed in other risk factors, include:

  . our ability to manage our product transitions;

  . the mix of the products we sell and the distribution channels through which they are sold; and

  . the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products.

   In the past, our introduction of new products and our product mix have affected our quarterly operating results. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses and inventory levels are based on our expectations of future revenues and our expenses are relatively fixed in the short term. Consequently, if revenues in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high and our operating results for that quarter and, potentially future quarters, may be harmed.

   Certain other factors have in the past caused and are likely in the future to cause fluctuations in our quarterly operating results. These factors are industry risks over which we have little or no control. These factors include:

  . the growth of the market for products and applications using complementary metal oxide semiconductor image sensors;

  . the timing and amount of orders from our camera manufacturers and distributor customers;

  . the deferral of customer orders in anticipation of new products, designs or enhancements by us or our competitors; and

  . the announcement and introduction of products and technologies by our competitors.

   Any one or more of these factors is difficult to forecast and could result in fluctuations in our quarterly operating results. Fluctuations in our quarterly operating results could adversely affect the price of our common stock in a manner unrelated to our long term operating performance. Due to the potential volatility of our stock price, you should not rely on the results of any one quarter as an indication of our future performance. It is likely that at some point our quarterly operating results will fall below the expectations of security analysts and investors. In this event, the price of our common stock would likely decrease.

We depend on the acceptance of complementary metal oxide semiconductor technology for mass market image sensor applications, and any delay in the widespread acceptance of this technology could adversely affect our ability to increase our revenues and improve our earnings.

   Our business strategy depends on the rapid and widespread adoption of the complementary metal oxide semiconductor fabrication process for image sensors and the acceptance of our single chip technology. The image sensor market has been dominated by charged couple device, or CCD, technology for over 25 years. Although complementary metal oxide semiconductor technology has been available for over 20 years, complementary metal oxide semiconductor technology has only recently been used in image sensors. Along with the other risk factors described in this section, the following factors may delay the widespread adoption of the complementary metal oxide semiconductor fabrication process and our single chip technology, the occurrence of any of which could adversely affect our ability to increase our revenues and earnings:

  . the failure of the emergence of a universal platform for imaging solutions for computers and the Internet;

  . the limited availability of bandwidth to run complementary metal oxide semiconductor image sensor applications;

  . the uncertainty of emerging markets for products incorporating complementary metal oxide semiconductor technology;

  . the failure of development of user friendly and affordable products; and

  . improvements or cost reductions to charged couple device image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by charged couple device image sensors, such as the security and surveillance market.

We depend on a limited number of third party wafer foundries to manufacture all of our products, which reduces our ability to control the manufacturing process.

   We do not own or operate a semiconductor fabrication facility. We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, Powerchip Semiconductor Company, or PSC and Samsung Electronics Co. Ltd., or Samsung, to produce all of our wafers and final products. Our reliance on these third party foundries involves a number of significant risks, including:

  . reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  . lack of guaranteed production capacity or product supply; and

  . unavailability of, or delayed access to, next generation or key process technologies.

   We do not have long term supply agreements with any of our foundries and instead secure manufacturing availability on a purchase order basis. These foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these foundries and TSMC, PSC, or Samsung may reallocate capacity to other customers, even during periods of high demand for our products. If any of our foundries were to become unable or unwilling to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult and could result in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to manufacturing services. We are also exposed to additional risks if we decide to transfer our production of semiconductors from one foundry to another. We may qualify additional foundries in the future. If we do not qualify additional foundries, we may be exposed to increased risk of capacity shortages due to our complete dependence on our foundries.

We may not adequately forecast the number of wafers we need, and therefore we may not be able to react to fluctuations in demand for our products, which could result in higher operating expenses and lower revenues.

   We must forecast the number of wafers we need from each of our foundries. However, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may retain excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lower revenues and could harm our relationship with key customers.

If we do not achieve acceptable wafer manufacturing yields, our costs could increase, and our products may not be deliverable which could lead to higher operating expenses and lower revenues and damage to our customer relationships.

   The fabrication of our products requires wafers to be produced in a highly controlled and clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the particular foundry's manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual image sensor is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We only test our products after they are assembled, as their optical nature makes earlier testing difficult and expensive. The risks associated with yields are even greater because we rely on third party offshore foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve the planned yields, this will result in higher costs and reduced product availability.

We depend on third party vendors for color filter processing and assembly, which reduces our control over delivery schedules, product quality and cost.

   After our wafers are produced, they are color filter processed and assembled by six independent vendors: TSMC, PSC and Toppan Printing Co., Ltd., or Toppan for the color filtering process and Kyocera Corporation, or Kyocera, Taiwan Electronic Packaging Company, or TEPC, and Alphatec Semiconductor Packaging Company Limited, or Alphatec, for additional processing and assembly. We do not have long term agreements with any of these vendors and typically obtain services from them on a purchase order basis. Our reliance on these vendors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or could increase our costs of manufacturing, assembling or testing our products. If these vendors are unable or unwilling to continue to provide color filter processing and assembly services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute vendors, which could be time consuming and difficult and result in unforeseen operations problems.

Our lengthy manufacturing, packaging and assembly cycle, in addition to our customers' design cycle, may result in uncertainty and delays in generating revenues.

   A lengthy manufacturing, packaging and assembly process, typically lasting four months or more, is required to manufacture our image sensors. It can take additional time before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our revenues and profits could be seriously harmed if a significant customer reduces or delays orders or chooses not to release products incorporating our products.

If the demand for our products in current markets and emerging markets fails to increase as we anticipate, our growth prospects would be diminished.

   Our success depends in large part on the continued growth of various markets that use our products and the emergence of new markets for our products. The current markets that use our products include digital still cameras, personal computer video cameras, personal digital assistant cameras, mobile phone cameras, security and surveillance systems, closed circuit television systems and toys and games. Emerging markets for our products include personal identification systems, medical imaging devices, machine control systems, videophones and automotive applications. If these markets do not continue to grow and develop, the need for cameras which are lower in cost, smaller, lighter in weight, consume less power and are more reliable might not fully develop. In such case, it would be unlikely that our products would achieve commercial success.

Failure to obtain design wins could cause our revenues to level off or decline.

   Our future success will depend on camera manufacturers designing our image sensors into their systems. To achieve design wins, which are decisions by those manufacturers to design our products into their systems, we must define and deliver cost effective, innovative and integrated semiconductor solutions. Once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, the failure to achieve design wins with key camera manufacturers could decrease our market share or revenues.

Continuing declines in our average sales prices since the first quarter of fiscal 1999 may result in declines in our gross margins.

   Because the image sensor market is characterized by intense competition, and price reductions for our products are necessary to meet consumer pricepoints, we expect to experience market driven pricing pressures. This will likely result in a decline in average sales prices for our products. We believe that we can offset declining average sales prices by achieving manufacturing cost efficiencies, developing new products that incorporate more advanced technology and including more advanced features that can be sold at stable average gross margins. However, if we are unable to achieve such cost reductions and technological advances, or are unable to timely introduce new products, we will lose revenues and gross margins will decline.

Seasonality in our business will cause our results of operations to fluctuate from period to period and could cause our stock price to fluctuate or decline.

   Sales of our image sensors are subject to seasonality. Some of the products using our image sensors such as PC video cameras and digital still cameras are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased sales in November and December due to the holidays. In addition, we have experienced a decrease in orders in the quarter ended April 30 from our Chinese and Taiwanese customers primarily due to the Chinese New Year. As a result, we believe product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year.

We depend on a few key customers, and the loss of any of them could significantly reduce our revenues.

   Historically, a relatively small number of customers and distributors has accounted for a significant portion of our product revenues. For the three months ended July 31, 2000, one of our distributors, World Peace, represented approximately 29.8% of total revenues and one of our camera manufacturer customers, Viewquest Technologies, Inc., accounted for approximately 12.5% of total revenues. For the three months ended July 31, 1999, two of our distributors, World Peace and Holy Stone Electronics, accounted for approximately 23.2% of total revenues and approximately 21.8% of total revenues, respectively, and one of our camera manufacturer customers, Alaris, accounted for approximately 12% of total revenues.

   As a result of customer concentration, a significant reduction, delay or cancellation of orders from one or more of our key camera manufacturers or distributors, or a decision by our significant customers to select products manufactured by a competitor for inclusion in future product generations could seriously harm our business. For example, in 1999, we had to replace one of our largest distributors with Wintek Electronics because that distributor decided to distribute a competitor's products. We expect our operating results to continue to depend on sales to or design decisions of a relatively small number of distributors and camera manufacturers.

We do not have long term commitments from our customers, and we allocate resources based on our estimates of customer demand, which could lead to excess inventory and lost revenue opportunities.

   Our sales are generally made on the basis of purchase orders rather than long term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products which we may not be able to sell or we may have to sell our products to other customers for lower prices. As a result, we would have excess inventory, which would have an adverse impact on our results of operations. For example, customers such as Creative Technology and Alaris unexpectedly deferred their purchase orders for two of our products in 1999 which resulted in our shipping fewer quantities to them in the first quarter of fiscal year 2000 and a higher than expected inventory position. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

We face foreign business, political and economic risks because a majority of our products, and our customers' products are manufactured and sold outside of the United States.

   A substantial portion of our business, in particular, the manufacturing, processing and assembly of our products, is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in China, Japan, Korea, Singapore and Taiwan. In addition, sales outside of the United States accounted for approximately 90.3% of our revenues for the three months ended July 31, 2000 and 73.7% of our revenues for the three months ended July 31, 1999. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to foreign risks, including:

  . difficulties in managing distributors;

  . difficulties in staffing and managing foreign operations;

  . difficulties in managing foundries and third party manufacturers;

  . political and economic instability which may have an adverse impact on foreign exchange rates in Asia;

  . inadequacy of local infrastructure, in particular with respect to our future expansion in China; and

  . difficulties in accounts receivable collections.

   In addition, camera manufacturers who design our solutions into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products have been denominated to date exclusively in United States dollars, increases in the value of the United States dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in revenues and profitability in that country. A portion of our international revenues may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in those foreign currencies.

Our dependence on selling through distributors increases the complexity of our business which may increase our operating costs and may reduce our ability to forecast revenues.

   Our revenues depend on design wins with new camera manufacturers which, in turn, rely on third party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

  . manage a more complex supply chain;

  . manage the level of inventory at each distributor;

  . provide for credits, return rights and price protection;

  . estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

  . monitor the financial condition and credit worthiness of our distributors. Any failure to manage these challenges could reduce our revenues and damage our relationships with our distributors.

We face intense competition in our markets from more established charged couple device image sensor manufacturers and complementary metal oxide semiconductor image sensor manufacturers and if we are unable to compete successfully, we will not achieve our financial objectives.

   The image sensor market is intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current products face competition from a number of sources including companies which sell charged couple device image sensors as well as other companies which sell multiple chip complementary metal oxide semiconductor image sensors. We expect competition in our markets to increase.

   Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to large customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. Our competition includes charged couple device image sensor manufacturers, including Matsushita Electric Industrial, Sanyo Electric Co. Ltd., Sharp Corporation, Sony Corporation, Toshiba Corporation and Victor Company of Japan, as well as complementary metal oxide semiconductor image sensor manufacturers such as Agilent Technologies, Inc., Conexant Systems, Inc., Hyundai Electronics Industries Co. Ltd., Mitsubishi Electronic, Motorola, Inc., ST Microelectronics and Toshiba Corporation. In addition, there are a large number of smaller startup companies including ElecVision, Inc. and Photobit Corporation, which may compete with us. In particular, Hyundai and Agilent Technologies have introduced multiple chip complementary metal oxide semiconductor image sensors. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products, reducing our profits and reducing our market share.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner because the process of developing products using complementary metal oxide semiconductor image sensors is complex and costly.

   The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products on several occasions in the past, some of which exceeded six months. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:

  . accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for personal computers and other platforms;

  . development of advanced technologies and capabilities;

  . definition of new products which satisfy customer requirements;

  . timely completion and introduction of new product designs;

  . use of leading edge foundry processes and achievement of high manufacturing yields; and

  . market acceptance of the new products.

   Accomplishing all of this is extremely challenging, time consuming and expensive. We cannot assure you that any new products or product enhancements will be developed in time to capture market opportunities or achieve a significant or sustainable level of acceptance in new and existing markets.

The high level of complexity and integration of functions of our products increases the risk of latent defects which could damage customer relationships and increase our costs.

   Because we integrate many functions on a single chip, our products are complex. The greater integration of functions and complexity of operations of our products, the greater the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. Although we test our products, they may contain defects and errors. In the past we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.

We maintain a backlog of customer orders which is subject to cancellation or delay in delivery schedules, and any cancellation or delay may result in lower than anticipated revenues.

   We manufacture and market primarily standard products. Our sales are generally made pursuant to standard purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. Although our backlog is typically filled within two to four quarters, orders constituting our current backlog are subject to cancellation or changes in delivery schedules, and backlog may not necessarily be an indication of future revenue. In addition, the current backlog will not necessarily lead to revenues in any future period. Any cancellation or delay in orders which constitute our current or future backlog may result in lower than expected revenues. Our bookings visibility continues to be limited with a substantial majority of our quarterly product revenues coming from orders that are received and fulfilled in the same quarter.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel is intense in our market.

   Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. We do not have key person life insurance on any of our key personnel. We have no agreements which obligate our employees to continue working for us. Our success also depends on our ability to identify, attract and retain qualified technical (particularly analog or mixed signal design engineers), sales, marketing, finance and management personnel. Competition for qualified personnel is particularly intense in our industry and in Silicon Valley, California. This is due to a number of factors, including the high concentration of established and emerging growth technology companies. This competition makes it difficult to retain our key personnel and to recruit new qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues and product development efforts could be harmed.

We may be unable to adequately protect our intellectual property and therefore we may lose some of our competitive advantage.

   We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot assure you that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. These disputes may result in costly and time consuming litigation or the license of additional elements of our intellectual property for free.

We could become subject to litigation regarding intellectual property, which could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of nuisance suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits.

   In March 2000, we received written notice from Koninklijke Philips N.V. ("Philips") in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. We are currently in negotiations with Philips for royalty or licensing arrangements. Specifically, Philips has initially requested a royalty rate of 2% of the net selling price of products that use the I2C bus system. However, we may not be able to enter into any royalty or licensing agreements on commercially acceptable terms or at all. During the negotiation period, we completed implementing a redesigned serial bus system for our products in an effort to avoid infringement of Philips' patents. Although the opinion of our patent counsel is that our redesigned serial bus system does not infringe upon Philips' patents, Philips may still assert a claim of infringement on the redesigned serial bus system. Should Philips assert a claim of infringement on the redesigned serial bus system, we plan to vigorously defend ourselves. Additionally we cannot be sure that the redesign will result in competitive products.

   In March 1999, we received a written notice from Photobit Corporation in which Photobit claimed to have patent rights in certain image sensor technology. Photobit requested that we review our products in light of one of their issued patents U.S. Patent No. 5,841,126. We have reviewed Photobit's patent and based on an opinion from our patent counsel, we do not believe there is a valid claim against us under this patent. In June 2000, we received a second written notice from Photobit, in which Photobit reiterated their claim on U.S. Patent No. 5,841,126 and further alleged that we infringed upon U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S. Patent No. 6,005,619 and
U.S. Patent No. 6,021,172 related to various aspects of color image sensors. Photobit did not indicate which of our products nor the manner in which any of our products might infringe on its patents. We have reviewed these additional patents and based on an opinion from our patent counsel, we do not believe there is a valid claim against us under any of these patents. We plan to vigorously defend ourselves against any claim arising from these notices.

   Photobit or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, including treble damages if we are held to have willfully infringed, cease the manufacture, use and sale of infringing products or to expend significant resources to develop noninfringing technology. Litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.

Failure to effectively manage our growth could adversely affect our ability to increase our revenues and improve our earnings.

   We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. We have grown from 62 employees on July 31, 1999 to 73 employees on July 31, 2000. To manage our growth effectively, we must, among other things:

  . implement and improve operational and financial systems;

  . train and manage our employee base; and

  . attract and retain qualified personnel with relevant experience.

   We must also manage multiple relationships with customers, business partners and other third parties, such as our foundries and process and assembly vendors. Moreover, our growth may significantly overburden our management and financial systems and other resources. We also cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion. In addition, our systems, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to capitalize on potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support.

Provisions in our charter documents and Delaware law could prevent or delay a change in control of OmniVision and may reduce the market price of our common stock.

   Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

  . adjusting the price, rights, preferences, privileges and restrictions of preferred stock without stockholder approval;

  . providing for a classified board of directors with staggered, three year terms;

  . requiring supermajority voting to amend some provisions in our certificate of incorporation and bylaws;

  . limiting the persons who may call special meetings of stockholders; and

  . prohibiting stockholder actions by written consent.

   Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us.

Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, that may prevent our stockholders from reselling our common stock at a profit.

   The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

  . actual or anticipated fluctuations in our operating results;

  . changes in expectations as to our future financial performance;

  . changes in financial estimates of securities analysts;

  . release of lock-up or the transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

  . changes in market valuations of other technology companies; and

  . announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

   Due to these factors, the price of our stock may decline and investors may be unable to resell their shares of our stock for a profit. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

Class action litigation due to stock price volatility could lead to substantial costs and divert our management's attention and resources.

   In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Securities litigation could result in substantial costs and could divert our management's attention and resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are an international company, selling our products globally and, in particular in China, Japan, Korea, Singapore and Taiwan. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in Japan, Korea, Taiwan, Thailand and other countries that are denominated in currencies other than the U.S. dollar. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk, and we have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

   Our cash equivalents and short term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in short term bank market rate accounts, certificates of deposit issued by banks, high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value or our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   We completed our initial public offering ("IPO") on July 14, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-31926), which was declared effective by the Securities and Exchange Commission on July 13, 2000. In the IPO, we sold an aggregate of 5,000,000 shares of common stock ( the underwriters' over-allotment option of 750,000 shares of common stock was exercised in August 2000. See note 10 "Subsequent events" for details) at $13.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $65,000,000. The aggregate net proceeds were approximately $59,197,000, after deducting underwriting discounts and commissions of approximately $4,550,000 and directly paying expenses of the offering of approximately $1,253,000. Fleet Boston Robertson Stephens Inc., Prudential Volpe Technology and Needham & Company, Inc. were the lead underwriters for the IPO.

   Other than anticipated capital expenditures in the amount of approximately $3.0 million in the next 12 months, we have no specific plan for the proceeds from our initial public offering. The primary purpose of the offering is to use the proceeds for general corporate purposes, including working capital. We may also use some of the proceeds to meet capacity commitments or to acquire other companies, technology or products that complement our business, although we are not currently planning any of these transactions. Pending these uses, the net proceeds of the offering will be invested in interest bearing, investment grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

     Exhibit 27.1Financial Data Schedule

   (b) Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the three months ended July 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Omnivision Technologies, Inc.

Dated: September 12, 2000
                                                      /s/ Shaw Hong
                                          By: _________________________________
                                                         Shaw Hong
                                                  Chief Executive Officer,
                                                   President and Director
                                                (Principal Executive Officer)

Dated: September 12, 2000
                                                    /s/ H. Gene McCown
                                          By: _________________________________
                                                       H. Gene McCown
                                               Vice President of Finance and
                                                   Chief Financial Officer
                                                   (Principal Financialand
                                                     Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit Description
 ------- -----------

 27.1    Financial Data Schedule