Form 10-Q/A
period 2000-07-31
OMNIVISION TECHNOLOGIES INC
filed 2000-09-21
CIK 1106851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

   This amendment to the 10-Q for the quarterly period ended July 31, 2000 is being filed to address non-material changes relating to typographical errors in the financial statements.

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

                         PART I--FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                         OMNIVISION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                   July 31, 2000 April 30, 2000
                                                   ------------- --------------
ASSETS
Current assets:
  Cash and cash equivalents.......................    $ 3,423       $  5,888
  Short term investments..........................     55,586            --
  Accounts receivable, net........................      6,045          6,156
  Inventories.....................................     21,587         11,511
  Prepaid expenses and other assets...............        458            566
                                                      -------       --------
    Total current assets..........................     87,099         24,121
Property, plant and equipment.....................      2,107          2,102
Other non-current assets..........................         75             75
                                                      -------       --------
    Total assets..................................    $89,281       $ 26,298
                                                      =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................    $ 9,974       $  9,972
  Accrued expenses and other liabilities..........      3,000          1,841
  Deferred revenue................................      1,131            716
                                                      -------       --------
    Total current liabilities.....................     14,105         12,529

Contingencies (Note 8)
Redeemable convertible preferred stock............        --          21,082
                                                      -------       --------
Stockholders equity (deficit):
  Common stock, $0.001 par value; 100,000 shares
   authorized; 21,191 and 3,886 shares issued and
   outstanding....................................         21              4
  Additional paid-in capital......................     86,101          5,840
  Deferred compensation related to stock options..     (2,172)        (2,495)
  Accumulated deficit.............................     (8,774)       (10,662)
                                                      -------       --------
    Total stockholders' equity....................     75,176         (7,313)
                                                      =======       ========
    Total liabilities and stockholders' equity....    $89,281       $ 26,298
                                                      =======       ========

                  See notes to Condensed Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                    ---------------------------
                                                    July 31, 2000 July 31, 1999
                                                    ------------- -------------
Revenues...........................................    $17,819       $4,803
Cost of revenues*..................................     12,295        3,178
                                                       -------       ------
Gross profit.......................................      5,524        1,625
                                                       -------       ------
Operating expenses:
  Research and development.........................      1,281          787
  Selling, general and administrative..............      1,074          632
  Stock compensation charge*.......................        284           79
                                                       -------       ------
    Total operating expenses.......................      2,639        1,498
                                                       -------       ------
Income from operations.............................      2,885          127
                                                       -------       ------
Interest income (expense), net.....................        160           51
                                                       -------       ------
Income before income taxes.........................      3,045          178
Provision for income taxes.........................      1,157            1
                                                       -------       ------
Net income.........................................    $ 1,888       $  177
                                                       =======       ======
Net income per share:
  Basic............................................    $  0.42       $ 0.07
                                                       =======       ======
  Diluted..........................................    $  0.11       $ 0.01
                                                       =======       ======
Shares used in computing net income per share:
  Basic............................................      4,486        2,713
                                                       =======       ======
  Diluted..........................................     17,534       16,224
                                                       =======       ======
(*) Stock-based compensation charges included in:

  Cost of revenues.................................    $    38       $    9
                                                       =======       ======
  Operating expenses:
    Research and development.......................    $   183       $   25
    Selling, general and administrative............        101           54
                                                       -------       ------
                                                       $   284       $   79
                                                       =======       ======


                  See notes to Condensed Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                    ---------------------------
                                                    July 31, 2000 July 31, 1999
                                                    ------------- -------------
Cash flows from operating activities:
  Net income.......................................   $  1,888       $   177
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation...................................        133            94
    Allowance for doubtful accounts and sales
     returns.......................................        (31)          136
    Amortization of deferred compensation..........        323            89
    Changes in assets and liabilities:
      Accounts receivable..........................        142           (69)
      Inventories..................................    (10,076)       (4,234)
      Prepaid expenses and other assets............        108           (79)
      Accounts payable.............................          2         2,692
      Accrued expenses and other liabilities.......      1,159           (13)
      Deferred revenue.............................        415           164
                                                      --------       -------
        Net cash used in operating activities......     (5,937)       (1,043)
                                                      --------       -------
Cash flows from investing activities:
  Acquisition of equipment.........................       (138)         (265)
  Purchase of short-term investments...............    (55,586)          --
                                                      --------       -------
        Net cash used in investing activities......    (55,724)         (265)
                                                      --------       -------
Cash flows from financing activities:
  Issuance of common stock, net....................     59,196           328
                                                      --------       -------
        Net cash provided by financing activities..     59,196           328
Net decrease in cash and cash equivalents..........     (2,465)         (980)
Cash and cash equivalents at beginning of period...      5,888         5,374
                                                      --------       -------
Cash and cash equivalents at end of period.........   $  3,423       $ 4,394
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

Note 9--Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt the standard no later than the first quarter of fiscal year 2002 and management does not expect a material impact on the Company's consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. The Company adopted the provisions of SAB 101 in these condensed financial statements for all periods presented.

   In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not and is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

Note 10--Subsequent events

   In August 2000, the underwriters' of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds aggregated approximately $9.1 million after paying the underwriters' fee and related expenses.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
                                                                =====    =====

Revenues

   We derive revenues from the sale of our standard image sensor array products and other companion circuits for use in a variety of applications. Total revenues for the three months ended July 31, 2000 increased 271% to approximately $17.8 million from $4.8 million for the three months ended July 31, 1999. The increase in total revenues during the three months ended July 31, 2000 was primarily as a result of selling a greater number of units of sensor array products to meet increased demand for PC cameras, PDA cameras and security and surveillance cameras. Domestic and international revenues for the three months ended July 31, 2000 were $1.7 million and $16.1 million, respectively, as compared to $1.3 million and $3.5 million, respectively, for the three months ended July 31, 1999. For the three months ended July 31, 2000, one of our distributors, World Peace, represented approximately 29.8% of total revenues and one of our camera manufacturer customers, Viewquest Technologies, Inc., accounted for approximately 12.5% of total revenues. For the three months ended July 31, 1999, two of our distributors, World Peace and Holy Stone Electronics accounted for approximately 23.2% of total revenues and approximately 21.8% of total revenues, respectively, and one of our camera manufacturer customers, Alaris, accounted for approximately 12% of total revenues.

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

                                          Omnivision Technologies, Inc.

Dated: September 21, 2000
                                                      /s/ Shaw Hong
                                          By: _________________________________
                                                         Shaw Hong
                                                  Chief Executive Officer,
                                                   President and Director
                                                (Principal Executive Officer)

Dated: September 21, 2000
                                                    /s/ H. Gene McCown
                                          By: _________________________________
                                                       H. Gene McCown
                                               Vice President of Finance and
                                                   Chief Financial Officer
                                                   (Principal Financialand
                                                     Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit Description
 ------- -----------

 27.1    Financial Data Schedule