Form 10-Q
period 2000-10-31
OMNIVISION TECHNOLOGIES INC
filed 2000-12-14
CIK 1106851

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ---------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934
    For the quarterly period ended October 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  -----------------  ------------------

                       Commission file number: 0-29939

                                  ---------

                        OMNIVISION TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)



                  Delaware                            77-0401990
        (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)         Identification Number)


                   930 Thompson Place, Sunnyvale, CA 94085
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (408) 733-3030

                                  ---------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At December 11, 2000, 21,962,083 shares of common stock of the Registrant were outstanding.

===============================================================================


                         OMNIVISION TECHNOLOGIES, INC.

                                    INDEX


                                                                           Page
                                                                            No
                                                                            --
                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Balance Sheets - October 31, 2000 and April 30, 2000...  3

          Condensed Statements of Operations - Three and Six Months Ended
            October 31, 2000 and 1999......................................  4

          Condensed Statements of Cash Flows - Six Months Ended October 31,
            2000 and 1999..................................................  5

          Notes to Condensed Financial Statements..........................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................... 10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....... 26


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................ 27

Item 2.   Changes in Securities and Use of Proceeds........................ 27

Item 6.   Exhibits and Reports on Form 8-K................................. 28

Signatures................................................................. 29


                                      2

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        OMNIVISION TECHNOLOGIES, INC.

                          CONDENSED BALANCE SHEETS
                               (in thousands)
                                (Unaudited)


                                                      October 31,   April 30,
                                                         2000         2000
                                                         ----         ----
ASSETS

Current assets:
  Cash and cash equivalents.......................... $ 49,399      $  5,888
  Short-term investments.............................    5,409            --
  Accounts receivable, net...........................    9,264         6,156
  Inventories........................................   27,052        11,511
  Prepaid expenses and other assets..................    1,301           641
                                                      --------      --------
    Total current assets.............................   92,425        24,196

Property, plant and equipment, net...................    2,285         2,102
                                                      --------      --------
  Total assets....................................... $ 94,710      $ 26,298
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................... $  5,694      $  9,972
  Accrued expenses and other liabilities.............    2,019         1,841
  Deferred revenue...................................      955           716
                                                      --------      --------
    Total current liabilities........................    8,668        12,529
                                                      --------      --------
Contingencies (Note 8)

Redeemable convertible preferred stock...............       --        21,082
                                                      --------      --------
Stockholders equity (deficit):
  Common stock, $0.001 par value; 100,000 shares
    authorized; 21,885 and 3,886 shares issued
    and outstanding..................................       22             4
  Additional paid-in capital.........................   94,419         5,840
  Deferred compensation related to stock options.....   (1,773)       (2,495)
  Accumulated deficit................................   (6,626)      (10,662)
                                                      --------      --------
      Total stockholders' equity (deficit)...........   86,042        (7,313)
                                                      --------      --------
      Total liabilities and stockholders' equity..... $ 94,710      $ 26,298
                                                      ========      ========


                 See notes to Condensed Financial Statements.


                        OMNIVISION TECHNOLOGIES, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                 (Unaudited)


                                  Three Months Ended       Six Months Ended
                                ----------------------- -----------------------
                                October 31, October 31, October 31, October 31,
                                   2000        1999        2000        1999
                                   ----        ----        ----        ----
Revenues....................... $ 18,385    $  8,063    $ 36,204     $ 12,866
Cost of revenues*..............   12,949       5,912      25,244        9,090
                                --------    --------    --------     --------
Gross profit...................    5,436       2,151      10,960        3,776
                                --------    --------    --------     --------
Operating expenses:
  Research and development*....    1,363         762       2,644        1,549
  Selling, general and
    administrative*............    1,350         648       2,424        1,280
  Stock compensation charge*...      225         666         509          745
                                --------    --------    --------     --------
    Total operating expenses...    2,938       2,076       5,577        3,574
                                --------    --------    --------     --------
Income from operations.........    2,498          75       5,383          202
Interest income (expense), net.      967          36       1,127           87
                                --------    --------    --------     --------
Income before income taxes.....    3,465         111       6,510          289
Provision for income taxes.....    1,317          --       2,474            1
                                --------    --------    --------     --------
Net income..................... $  2,148    $    111    $  4,036     $    288
                                ========    ========    ========     ========
Net income per share:
  Basic........................ $   0.10    $   0.05    $   0.32     $   0.10
                                ========    ========    ========     ========
  Diluted...................... $   0.09    $   0.01    $   0.20     $   0.02
                                ========    ========    ========     ========

Shares used in computing net
  income per share:
    Basic......................   21,113       2,396      12,766        2,843
                                ========    ========    ========     ========
    Diluted....................   23,367      16,696      20,687       16,397
                                ========    ========    ========     ========


(*)Stock-based compensation
     charges included in:
       Cost of revenues........ $     38    $    180    $     76     $    190
                                ========    ========    ========     ========
       Operating expenses:
         Research and
          Development.......... $    138    $    412    $    321     $    437

       Selling, general and
         Administrative.......        87         254         188          308
                                --------    --------    --------     --------
                                $    225    $    666    $    509     $    745
                                ========    ========    ========     ========


                 See notes to Condensed Financial Statements.


                        OMNIVISION TECHNOLOGIES, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)


                                                        Six Months Ended
                                                        ----------------
                                                    October 31,    October 31,
                                                        2000          1999
                                                        ----          ----
Cash flows from operating activities:
  Net income........................................ $  4,036       $    288
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation..................................      280            224
      Allowance for doubtful accounts and sales
        Returns.....................................       25             40
      Amortization of deferred compensation.........      585            935
      Changes in assets and liabilities:
        Accounts receivable.........................   (3,133)        (2,214)
        Inventories.................................  (15,541)        (1,395)
        Prepaid expenses and other assets...........     (660)          (112)
        Accounts payable............................   (4,278)         1,103
        Accrued expenses and other liabilities......      178            (96)
        Deferred revenue............................      239             80
                                                     --------       --------
          Net cash used in operating activities.....  (18,269)        (1,147)
                                                     --------       --------
Cash flows from investing activities:
  Purchases of short-term investments...............   (5,409)            --
  Purchases of property, plant and equipment........     (463)          (898)
                                                     --------       --------
    Net cash used in investing activities...........   (5,872)          (898)
                                                     --------       --------
Cash flows from financing activities:
  Issuance of common stock, net.....................   67,652            328
  Payment for repurchase of common stock............       --             (5)
                                                     --------       --------
    Net cash provided by financing activities.......   67,652            323
                                                     --------       --------
Net increase (decrease) in cash and cash equivalents   43,511         (1,722)
Cash and cash equivalents at beginning of period....    5,888          5,374
                                                     --------       --------

Cash and cash equivalents at end of period.......... $ 49,399       $  3,652
                                                     ========       ========

Supplemental cash flow information:
  Interest paid..................................... $     36       $      1
                                                     ========       ========
  Taxes paid........................................ $  3,411       $      1
                                                     ========       ========

Supplemental non-cash investing and financial
  information:
  Conversion of redeemable convertible preferred
    stock to common stock........................... $ 21,082       $     --
                                                     ========       ========



                    See notes to Condensed Financial Statements.

                        OMNIVISION TECHNOLOGIES, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed financial statements as of October 31, 2000 and April 30, 2000 and for the three and six months ended October 31, 2000 and 1999 have been prepared by OmniVision Technologies, Inc. (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2000 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended April 30, 2000, included in the Registration Statement on Form S-1 (No. 333-31926).

     The results of operations for the three and six months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001 or any other future interim period, and the Company makes no representations related thereto.

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


Note 2 - Revenue Recognition

     Revenue from product sales is recognized at the time of shipment, except for certain shipments to distributors under agreements allowing for return or credits, in which case revenue is deferred until the distributor resells the product. A provision is made for expected sales returns and allowances when revenue is recognized.


Note 3 - Short-term Investments

     The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are invested in high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. These investments are carried at cost, which approximates fair value. Material unrealized gains or losses, if any, are recorded in stockholders' equity and included in other comprehensive income. Unrealized gains or losses were not significant during any period covered.

                        OMNIVISION TECHNOLOGIES, INC.

                                 (Unaudited)

Note 4 - Inventory

     Inventories as of October 31, 2000 and April 30, 2000, consist of:


                                                 October 31,    April 30,
                                                     2000         2000
                                                     ----         ----
     Work in progress............................  $22,068      $10,342
     Finished goods..............................    4,984        1,169
                                                   -------      -------
       Total inventory...........................  $27,052      $11,511
                                                   =======      =======


Note 5 - Net Income Per Share

     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders of the period indicated (in thousands, except per share data):


                                  Three Months Ended       Six Months Ended
                                  ------------------       ----------------
                                October 31, October 31, October 31, October 31,
                                    2000       1999         2000       1999
                                    ----       ----         ----       ----
Numerator:
  Net income......................$ 2,148    $   111      $ 4,036     $   288
                                  =======    =======      =======     =======
Denominator:
  Weighted average shares......... 21,755      3,557       13,541       3,496
  Weighted average unvested common
    stock subject to repurchase...   (642)    (1,161)        (775)       (653)
                                  -------    -------      -------     -------
  Denominator for basic net income
    per share..................... 21,113      2,396       12,766       2,843
  Weighted average effect of
    dilutive securities:
      Common stock options........  1,612        834        1,506         596
      Unvested common stock subject
        to repurchase.............    642      1,161          775         653
      Convertible preferred stock.     --     12,305        5,640      12,305
                                  -------    -------      -------     ------
Denominator for dilutive net
  income per share................ 23,367     16,696       20,687      16,397
                                  =======    =======      =======     =======
Basic net income per share........$  0.10    $  0.05      $  0.32     $  0.10
                                  =======    =======      =======     =======
Diluted net income per share......$  0.09    $  0.01      $  0.20     $  0.02
                                  =======    =======      =======     =======


Note 6 - Equity

     In July 2000, the Company completed its initial public offering of 5,000,000 shares of common stock at $13.00 per share. Net proceeds aggregated approximately $59.2 million after paying the underwriters' fee and related expenses. At the closing of the offering, all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 12,305,001 shares of common stock. In August 2000, the underwriters' of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds aggregated approximately $8.5 million after paying the underwriters' fee and related expenses.

                        OMNIVISION TECHNOLOGIES, INC.

                                 (Unaudited)

Note 7 - Segment and Geographic Information

     The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

    The Company sells its products primarily to the Asia Pacific region and in the United States. Revenues by geographic locations based on the country or region of the customer were as follows:


                                  Three Months Ended       Six Months Ended
                                  ------------------       ----------------
                                October 31, October 31, October 31, October 31,
                                    2000       1999         2000       1999
                                    ----       ----         ----       ----
Taiwan..........................  $ 3,839     $2,285      $12,186     $ 4,594
Singapore.......................    5,854      1,798        7,400       2,256
United States...................    2,251      3,110        3,938       4,441
Korea...........................    1,223        307        3,926         613
Hong Kong.......................    1,168        355        3,072         609
Japan...........................    1,700        191        2,645         278
Europe..........................    1,308         14        1,699          23
All Other.......................    1,042          3        1,338          52
                                  -------     ------      -------     -------
                                  $18,385     $8,063      $36,204     $12,866
                                  =======     ======      =======     =======


Note 8 - Contingencies

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business. In March 2000, the Company received written notice from Koninklijke Philips N.V. ("Philips") in which Philips claimed to have patent rights in a serial bus system for data transmission, known as I2C bus system. The Company, as of October 31, 2000, had a reserve which the Company believes will adequately cover any potential future royalty payment. While the effect on future financial results cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its financial position and results of operations or cash flows.


Note 9 - Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. In June 2000, SFAS No. 133 was amended by SFAS No. 138. As amended by SFAS No. 137 in July 1999, this statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt the standard no later than the first quarter of fiscal year 2002 and management does not expect a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B. SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. The Company adopted the provisions of SAB 101 in these condensed financial statements for all periods presented.

                        OMNIVISION TECHNOLOGIES, INC.

                                 (Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to the development of new products in new and existing markets, the expansion of the range of picture resolutions offered, the development of new products which require only three volts for portable applications, the improvement of image quality, the integration of additional functions and the improvement to the interface chip in the third paragraph under "Overview;" the statements relating to the generation of revenues from five volt products in 2001 in the fourth paragraph under "Overview;" the statements relating to technology leadership and increase in research and development expenses in the eighth paragraph under "Overview;" the statements regarding the potential fluctuations and expected increases of research and development costs under "Research and Development;" the statements regarding increases in selling, general and administrative expenses under "Selling, General and Administrative;" the statements regarding amortization of compensation charges under "Stock Compensation Charge;" the statements regarding available cash resources available to meet capital requirements, the factors affecting capital requirements and the raising and availability of additional funds in the sixth paragraph under "Liquidity and Capital Resources;" the statements regarding evaluation of acquisitions in the seventh paragraph under "Liquidity and Capital Resources;" the statements under "Factors Affecting Future Results;" the statements under "Part II Other Information - Item 1. Legal Proceedings," and the statements under "Part II Other Information - Item 2. Changes in Securities and Use of Proceeds", among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results."


Overview
--------

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

     Image sensors are characterized by several important attributes such as picture resolution, color, lens size, voltage requirements and type of video output. We intend to continue developing new products aimed at new and existing markets. We plan to expand the range of picture resolutions we offer, provide additional products that require only three volts for portable applications and further improve image quality and integrate additional functions into our image sensor. In addition, we developed and market an interface chip that connects a camera to the universal serial bus on personal computers, and we plan to make improvements to that product as well.

     Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and higher resolution and higher quality image sensors in 1998 and 1999. For the year ended April 30, 2000, the majority of our revenues were generated from sales of our five volt color image sensors. Given the growth of the

Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that a significant portion of our revenues in fiscal year 2001 will be generated from our five volt color image sensors, which are used primarily in affordable and easy to use personal computer cameras.

     We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC. We have a signed agreement with Samsung Electronics Co., Ltd., or Samsung, who is our sole source supplier for our universal serial bus interface chip that we sometimes sell along with our image sensor. A majority of our unit sales of image sensors for the three and six months ended October 31, 2000 are color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan, TSMC, and PSC. We outsource the packaging of our image sensors to Kyocera Corporation, or Kyocera, Taiwan Electronic Packaging Company, or TEPC, and Alphatec Semiconductor Packaging Co., or Alphatec. Outside testing services do not offer suitable tests for the key parameter of product performance, image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

     We recognized revenues when our products are shipped to our customers or, in the case of sales to distributors made under agreements permitting the return of unsold products, when our distributors ship the products to their customers. Our sales are generally made on a purchase order basis rather than by long term purchase commitments. Our customers may cancel or defer purchase orders without penalty. Our backlog includes only those customers' orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. While our backlog may be substantial at times, it is subject to cancellation or changes in delivery schedules and may not necessarily be an indication of future revenues.

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

Results of Operations
---------------------

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.


                                  Three Months Ended       Six Months Ended
                                  ------------------       ----------------
                                October 31, October 31, October 31, October 31,
                                    2000       1999         2000       1999
                                    ----       ----         ----       ----
Revenues........................   100.0%     100.0%       100.0%     100.0%
Cost of revenues................    70.4       73.3         69.7       70.7
                                   -----      -----        -----      -----
  Gross profit..................    29.6       26.7         30.3       29.3
                                   -----      -----        -----      -----
Operating expenses:
  Research and development......     7.4        9.5          7.3       12.0
  Selling, general and
    Administrative..............     7.4        8.0          6.7       10.0
  Stock compensation charge.....     1.2        8.3          1.4        5.8
                                   -----      -----        -----      -----
      Total operating expenses..    16.0       25.8         15.4       27.8
                                   -----      -----        -----      -----
Income from operations..........    13.6        0.9         14.9        1.5
Interest income (expense), net..     5.3        0.5          3.1        0.7
                                   -----      -----        -----      -----
Income before income taxes......    18.9        1.4         18.0        2.2
Provision for income taxes......     7.2         --          6.8         --
                                   -----      -----        -----      -----
Net income......................    11.7%       1.4%        11.2%       2.2%
                                   =====      =====        =====      =====


Three and Six Months Ended October 31, 2000 as Compared to Three and Six Months Ended October 31, 1999


Revenues
--------

     We derive revenues from the sale of our standard image sensor array products and other companion circuits for use in a variety of applications. Revenues for the three months ended October 31, 2000 increased 128% to approximately $18.4 million from $8.1 million for the three months ended October 31, 1999. Revenues for the six months ended October 31, 2000 increased 181% to approximately $36.2 million from $12.9 million for the six months ended October 31, 1999. The increase in revenues during the three and six months ended October 31, 2000 was primarily as a result of selling a greater number of units of sensor array products to meet increased demand for PC cameras, PDA cameras and security and surveillance cameras. Domestic and international revenues for the three months ended October 31, 2000 were $2.3 million and $16.1 million, respectively, as compared to $3.1 million and $5.0 million, respectively, for the three months ended October 31, 1999. Domestic and international revenues for the six months ended October 31, 2000 were $3.9 million and $32.3 million, respectively, as compared to $4.4 million and $8.5 million, respectively, for the six months ended October 31, 1999. For the three months ended October 31, 2000, one of our distributors, World Peace Industrial Company, Ltd., or World Peace, represented approximately 11.7% of revenues and one of our camera manufacturer customers, Creative Technologies Ltd., or Creative, accounted for approximately 31.8% of revenues. For the six months ended October 31, 2000, World Peace represented approximately 19.8% of revenues and Creative accounted for approximately 20.4% of revenues. For the three months ended October 31, 1999, World Peace accounted for approximately 20.0% of revenues, and two of our camera manufacturer customers, Alaris, Inc., or Alaris, and Creative, accounted for approximately 23.1% and 22.1% of revenues, respectively. For the six months ended October 31, 1999, two of our distributors, World Peace and Holy Stone Enterprise Co. Ltd., or Holy Stone, accounted for approximately 20.7% and 10% of revenues, respectively, and Alaris and Creative, accounted for approximately 19.2% and 17.1% of revenues, respectively.

Gross Profit
------------

Gross margins for the three months ended October 31, 2000 and 1999 were 29.6% and 26.7%, respectively. Gross margins for the six months ended October 31, 2000 and 1999 were 30.3% and 29.3%, respectively. The increase in gross margin for the three and six months ended October 31, 2000 was primarily due to modest yield improvements resulting from higher capacity utilization.


Research and Development
------------------------

     Research and development expenses for the three months ended October 31, 2000 and 1999 were approximately $1.4 million and $762,000, respectively. Research and development expenses for the six months ended October 31, 2000 and 1999 were approximately $2.6 million and $1.5 million, respectively. As a percentage of revenues, research and development expenses for the three months ended October 31, 2000 and 1999 represented 7.4% and 9.5%, respectively. As a percentage of revenues, research and development expenses for the six months ended October 31, 2000 and 1999 represented 7.3% and 12.0%, respectively. As revenues increased from the three and six months ended October 31, 1999, to the three and six months ended October 31, 2000, research and development expenses declined as a percentage of revenues. Our research and development expenses increased from the three and six months ended October 31, 1999 to the three and six months ended October 31, 2000 by approximately $601,000 and $1.1 million, respectively, due to an increase in salaries, payroll related expenses associated with additional personnel, and a higher cost of engineering supplies, materials, and contracted costs associated with new product development. Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products.


Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses for the three months ended October 31, 2000 and 1999 were approximately $1.4 million and $648,000, respectively. Selling, general and administrative expenses for the six months ended October 31, 2000 and October 31, 1999 were approximately $2.4 million and $1.3 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2000 and 1999 represented 7.4% and 8.0%, respectively. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2000 and October 31, 1999 represented 6.7% and 10.0%, respectively. As revenues increased from the three and six months ended October 31, 1999, to the three and six months ended October 31, 2000, selling, general and administrative expenses declined as a percentage of revenues. Our selling, general and administrative expenses increased from the three and six months ended October 31, 1999 to the three and six months ended October 31, 2000 by approximately $702,000 and $1.1 million, respectively, due to an increase in salaries, payroll related expenses associated with additional personnel, and an increase in commissions paid to distributors and manufacturers' representatives. We expect that our future selling, general and administrative expenses will increase in absolute dollars and may increase as a percentage of revenues.


Stock Compensation Charge
-------------------------

     We incurred stock compensation charges of approximately $225,000 and $666,000 for the three months ended October 31, 2000 and 1999, respectively. We incurred stock compensation charges of approximately $509,000 and $745,000 for the six months ended October 31, 2000 and 1999, respectively. Deferred compensation, representing the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant, is amortized on an accelerated basis as the options vest. We expect deferred compensation charges of approximately $1.8 million as of October 31, 2000 to be amortized on an accelerated basis over the vesting period of generally five years.


Interest Income (Expense), Net
------------------------------

     Interest income and interest expense, net for the three months ended October 31, 2000 and 1999 were income of approximately $967,000 and $36,000, respectively. Interest income and interest expense, net for the six months ended October 31, 2000 and 1999 were income of approximately $1.1 million and $87,000 respectively. Interest income and interest expense, net, increased primarily due to the investment of the net proceeds from our initial public offering in interest-bearing accounts consisting primarily of high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase.


Provision for Income Taxes
--------------------------

     We generated approximately $3.5 million and $111,000 in operating profits for the three months ended October 31, 2000 and October 31, 1999, respectively. We generated approximately $6.5 million and $289,000 in operating profits for the six months ended October 31, 2000 and October 31, 1999, respectively. We had a provision for income taxes amounting to approximately $1.3 million and $2.5 million for the three and six months ended October 31, 2000, respectively, after taking into consideration the utilization of prior years' net operating loss carryforwards and credits. As a result of the utilization of prior years' net operating loss carryforwards during the three and six months ended October 31, 1999, there was a minor provision for income taxes for the six months ended October 31, 1999.


Liquidity and Capital Resources
-------------------------------

     Since inception, we have financed the Company's growth through sales of common stock and private sales of equity securities. Principal sources of liquidity at October 31, 2000 consisted of cash, cash equivalents and short-term investments of $54.8 million.

     Our working capital increased by $72.1 million to $83.7 million as of October 31, 2000 from $11.6 million as of April 30, 2000. The increase was primarily attributable to a $48.9 million increase in cash, cash equivalents and short-term investments resulting principally from $47.7 million in proceeds from our initial public offering. Our increased working capital was also attributable to a $15.5 million increase in inventories to support our growth and a $3.1 million increase in accounts receivable, combined with a $4.3 million reduction in accounts payable.

     For the six-month period ended October 31, 2000, our use of cash for operating activities increased to approximately $18.3 million from a use of $1.1 million for the similar period in the prior year, primarily due to a $15.5 million increase in inventory in anticipation of future sales and a $3.1 million increase in accounts receivable, combined with a $4.3 million decrease in accounts payable, partially offset by increased net income of $4.0 million for the six-month period.

     For the six-month period ended October 31, 2000, our use of cash for investing activities increased to approximately $5.9 million from a use of $898,000 for the similar period in the prior year, primarily due to $5.4 million in net purchases of short-term investments. Net cash used for investing activities for the six-month period ended October 31, 1999, resulted from purchases of property, plant and equipment.

     For the six-month period ended October 31, 2000, net cash provided from financing activities increased to approximately $67.7 million from $323,000 for the similar period in the prior year. The increase was primarily due to proceeds from the issuance and sale of 5,000,000 shares of common stock in our initial public offering and the issuance and sale of an additional 750,000 shares of common stock following the exercise by the underwriters' of the Company's initial public offering of their over-allotment option. Approximately $50.6 million of these proceeds was invested in cash equivalents and short-term investments. Net cash provided from financing activities for the six-month period ended October 31, 1999, amounted to approximately $323,000 from the issuance and sale of common stock upon the exercise of employee stock options during the period.

     Based on our current working capital position and the cash flows we expect to generate in the remainder of fiscal 2001, we believe these cash resources will be sufficient to meet our capital requirements for at least the next twelve months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that existing cash resources are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or to our shareholders. In the event that we do raise additional cash through financings, current investors could be further diluted.

     From time to time, we may evaluate acquisitions of companies, products or technologies that complement our business. Although we have no current plans in this regard, any transactions, if consummated, may consume a portion of our working capital or require the issuance of securities that may result in further dilution to existing stockholders.


                       FACTORS AFFECTING FUTURE RESULTS


Our limited operating history makes it difficult to evaluate our future
-----------------------------------------------------------------------
prospects and your investment.
-----------------------------

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


We have a history of losses, we only recently became profitable and we may not
------------------------------------------------------------------------------
subsequently sustain profitability.
----------------------------------

     We incurred net losses of approximately $6.0 million in fiscal year 1998 and approximately $4.0 million in fiscal year 1999. For the year ended April 30, 2000, the first year in which we became profitable, our net income was approximately $3.4 million. In the six months ended October 31, 2000, our net income was approximately $4.0 million. In the future, as we develop new products, we expect research and development expenses to increase. Also, as we hire additional personnel and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. We will also incur substantial noncash charges relating to the amortization of unearned compensation. If these expenses increase and our revenues do not increase, we may not subsequently sustain profitability.


Fluctuations in our quarterly operating results make it difficult to predict
----------------------------------------------------------------------------
our future performance and may result in volatility in the market price of our
------------------------------------------------------------------------------
common stock.
------------

     Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors related to how we manage our business. These factors, many of which are more fully discussed in other risk factors, include:

     o our ability to manage our product transitions;

     o the mix of the products we sell and the distribution channels through which they are sold; and

     o the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products.

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

     Certain other factors have in the past caused and are likely in the future to cause fluctuations in our quarterly operating results. These factors are industry risks over which we have little or no control. These factors include:

     o the growth of the market for products and applications using complementary metal oxide semiconductor image sensors;

     o the timing and amount of orders from our camera manufacturers and distributor customers;

     o the deferral of customer orders in anticipation of new products, designs or enhancements by us or our competitors; and

     o the announcement and introduction of products and technologies by our competitors.

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


We depend on the acceptance of complementary metal oxide semiconductor
----------------------------------------------------------------------
technology for mass market image sensor applications, and any delay in the
--------------------------------------------------------------------------
widespread acceptance of this technology could adversely affect our ability to
------------------------------------------------------------------------------
increase our revenues and improve our earnings.
----------------------------------------------

     Our business strategy depends on the rapid and widespread adoption of the complementary metal oxide semiconductor fabrication process for image sensors and the acceptance of our single chip technology. The image sensor market has been dominated by charged couple device, or CCD, technology for over 25 years. Although complementary metal oxide semiconductor technology has been available for over 20 years, complementary metal oxide semiconductor technology has only recently been used in image sensors. Along with the other risk factors described in this section, the following factors may delay the widespread adoption of the complementary metal oxide semiconductor fabrication process and our single chip technology, the occurrence of any of which could adversely affect our ability to increase our revenues and earnings:

     o the failure of the emergence of a universal platform for imaging solutions for computers and the Internet;

     o the limited availability of bandwidth to run complementary metal oxide semiconductor image sensor applications;

     o the uncertainty of emerging markets for products incorporating complementary metal oxide semiconductor technology;

     o the failure of development of user friendly and affordable products; and


     o improvements or cost reductions to charged couple device image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by charged couple device image sensors, such as the security and surveillance market.


We depend on a limited number of third party wafer foundries to manufacture a
-----------------------------------------------------------------------------
substantial majority of our products, which reduces our ability to control the
------------------------------------------------------------------------------
manufacturing process.
---------------------

      We do not own or operate a semiconductor fabrication facility. We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, Powerchip Semiconductor Company, or PSC and Samsung Electronics Co. Ltd., or Samsung, to produce a substantial majority of our wafers and final products. Our reliance on these third party foundries involves a number of significant risks, including:

     o reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

     o lack of guaranteed production capacity or product supply; and

     o unavailability of, or delayed access to, next generation or key process technologies.

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


We may not adequately forecast the number of wafers we need, and therefore we
-----------------------------------------------------------------------------
may not be able to react to fluctuations in demand for our products, which
--------------------------------------------------------------------------
could result in higher operating expenses and lower revenues.
------------------------------------------------------------

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

If we do not achieve acceptable wafer manufacturing yields, our costs could
---------------------------------------------------------------------------
increase, and our products may not be deliverable which could lead to higher
----------------------------------------------------------------------------
operating expenses and lower revenues and damage to our customer relationships.
------------------------------------------------------------------------------

     The fabrication of our products requires wafers to be produced in a highly controlled and clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the particular foundry's manufacturing process technology. Low yields may result from design errors or manufacturing failures in new or existing products. Yield problems may not be determined or improved until an actual image sensor is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We only test our products after they are assembled, as their optical nature makes earlier testing difficult and expensive. The risks associated with yields are even greater because we rely on third party offshore foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve the planned yields, this will result in higher costs and reduced product availability.


We depend on third party vendors for color filter processing and assembly,
--------------------------------------------------------------------------
which reduces our control over delivery schedules, product quality and cost.
----------------------------------------------------------------------------

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


Our lengthy manufacturing, packaging and assembly cycle, in addition to our
---------------------------------------------------------------------------
customers' design cycle, may result in uncertainty and delays in generating
---------------------------------------------------------------------------
revenues.
--------

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


If the demand for our products in current markets and emerging markets fails to
-------------------------------------------------------------------------------
increase as we anticipate, our growth prospects would be diminished.
-------------------------------------------------------------------

     Our success depends in large part on the continued growth of various markets that use our products and the emergence of new markets for our products. The current markets that use our products include digital still cameras, personal computer video cameras, personal digital assistant cameras, mobile phone cameras, security and surveillance systems, closed circuit television systems, toys and games and automotive applications. Emerging markets for our products include personal identification systems, medical imaging devices, machine control systems, videophones and automotive applications. If these markets do not continue to grow and develop, the need for cameras which are lower in cost, smaller, lighter in weight, consume less power and are more reliable might not fully develop. In such case, it would be unlikely that our products would achieve commercial success.


Failure to obtain design wins could cause our revenues to level off or decline.
------------------------------------------------------------------------------

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


Continuing declines in our average sales prices since the first quarter of
--------------------------------------------------------------------------
fiscal 1999 may result in declines in our gross margins.
-------------------------------------------------------

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


Seasonality in our business will cause our results of operations to fluctuate
-----------------------------------------------------------------------------
from period to period and could cause our stock price to fluctuate or decline.
-----------------------------------------------------------------------------

     Sales of our image sensors are subject to seasonality. Some of the products using our image sensors such as PC video cameras and digital still cameras are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased sales in November and December due to the holidays. In addition, we have experienced a decrease in orders in the quarter ended April 30, 2000 from our Chinese and Taiwanese customers primarily due to the Chinese New Year. As a result, we believe product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year.


We depend on a few key customers, and the loss of any of them could
-------------------------------------------------------------------
significantly reduce our revenues.
---------------------------------

     Historically, a relatively small number of customers and distributors has accounted for a significant portion of our product revenues. For the three months ended October 31, 2000, one of our distributors, World Peace, represented approximately 11.7% of total revenues and one of our camera manufacturer customers, Creative, accounted for approximately 31.8% of revenues. For the six months ended October 31, 2000, World Peace represented approximately 19.8% of revenues and Creative accounted for approximately 20.4% of revenues. For the three months ended October 31, 1999, World Peace accounted for approximately 20.0% of revenues, and two of our camera manufacturer customers, Alaris and Creative, accounted for approximately 23.1% and 22.1% of revenues, respectively. For the six months ended October 31, 1999, two of our distributors, World Peace and Holy Stone, accounted for approximately 20.7% and 10% of revenues, respectively, and Alaris and Creative accounted for approximately 19.2% and 17.1% of revenues, respectively.

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


We do not have long term commitments from our customers, and we allocate
------------------------------------------------------------------------
resources based on our estimates of customer demand, which could lead to excess
-------------------------------------------------------------------------------
inventory and lost revenue opportunities.
----------------------------------------

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


We face foreign business, political and economic risks because a majority of
----------------------------------------------------------------------------
our products, and our customers' products are manufactured and sold outside of
------------------------------------------------------------------------------
the United States.
-----------------

     A substantial portion of our business, in particular, the manufacturing, processing and assembly of our products, is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in China, Japan, Korea, Singapore and Taiwan. In addition, sales outside of the United States accounted for approximately 88% and 91% of our revenues for the three and six months ended October 31, 2000 and 61% and 66% of our revenues for the three and six months ended October 31, 1999. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to foreign risks, including:

     o difficulties in managing distributors;

     o difficulties in staffing and managing foreign operations;

     o difficulties in managing foundries and third party manufacturers;

     o political and economic instability which may have an adverse impact on foreign exchange rates in Asia;

     o inadequacy of local infrastructure, in particular with respect to our future expansion in China; and

     o difficulties in accounts receivable collections.

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

Our dependence on selling through distributors increases the complexity of our
------------------------------------------------------------------------------
business which may increase our operating costs and may reduce our ability to
-----------------------------------------------------------------------------
forecast revenues.
-----------------

     Our revenues depend on design wins with new camera manufacturers which, in turn, rely on third party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

     o manage a more complex supply chain;

     o manage the level of inventory at each distributor;

     o provide for credits, return rights and price protection;

     o estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

     o monitor the financial condition and credit worthiness of our distributors. Any failure to manage these challenges could reduce our revenues and damage our relationships with our distributors.


We face intense competition in our markets from more established charged couple
-------------------------------------------------------------------------------
device image sensor manufacturers and complementary metal oxide semiconductor
-----------------------------------------------------------------------------
image sensor manufacturers and if we are unable to compete successfully, we
---------------------------------------------------------------------------
will not achieve our financial objectives.
-----------------------------------------

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


Our success depends on the development and introduction of new products, which
------------------------------------------------------------------------------
we may not be able to do in a timely manner because the process of developing
-----------------------------------------------------------------------------
products using complementary metal oxide semiconductor image sensors is complex
-------------------------------------------------------------------------------
and costly.
----------

     The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products on several occasions in the past, some of which exceeded six months. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:

     o accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for personal computers and other platforms;

     o development of advanced technologies and capabilities;

     o definition of new products which satisfy customer requirements;

     o timely completion and introduction of new product designs;

     o use of leading edge foundry processes and achievement of high manufacturing yields; and

     o market acceptance of the new products.

     Accomplishing all of this is extremely challenging, time consuming and expensive. We cannot assure you that any new products or product enhancements will be developed in time to capture market opportunities or achieve a significant or sustainable level of acceptance in new and existing markets.


The high level of complexity and integration of functions of our products
-------------------------------------------------------------------------
increases the risk of latent defects which could damage customer relationships
------------------------------------------------------------------------------
and increase our costs.
----------------------

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


We maintain a backlog of customer orders which is subject to cancellation or
----------------------------------------------------------------------------
delay in delivery schedules, and any cancellation or delay may result in lower
------------------------------------------------------------------------------
than anticipated revenues.
-------------------------

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


We must attract and retain qualified personnel to be successful, and
--------------------------------------------------------------------
competition for qualified personnel is intense in our market.
------------------------------------------------------------

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


We may be unable to adequately protect our intellectual property and therefore
------------------------------------------------------------------------------
we may lose some of our competitive advantage.
---------------------------------------------

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


We could become subject to litigation regarding intellectual property, which
----------------------------------------------------------------------------
could divert management attention, be costly to defend and prevent us from
--------------------------------------------------------------------------
using or selling the challenged technology.
------------------------------------------

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

     In March 1999, we received a written notice from Photobit Corporation in which Photobit claimed to have patent rights in certain image sensor technology. Photobit requested that we review our products in light of one of their issued patents, U.S. Patent No. 5,841,126. In June 2000, we received a second written notice from Photobit, in which Photobit reiterated their claim on U.S. Patent No. 5,841,126 and further alleged that we infringed upon U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S. Patent No. 6,005,619 and
U.S. Patent No. 6,021,172 related to various aspects of color image sensors. Photobit did not indicate which of our products were implicated nor the manner in which any of our products might infringe on its patents. Following further correspondence and dialog between us and Photobit, we filed, on October 13, 2000, an action in the U.S. District Court, civil action number CV-00-3791 EDL for the Northern District of California against Photobit and the California Institute of Technology ("CalTech"), seeking a declaration that the five above-identified patents (the '126, '659, '506, '619 and '172 patents) are not valid, enforceable and/or infringed by our products. An answer to our complaint was filed by Photobit and CalTech on November 22, 2000, raising various defenses to our declaratory judgment complaint and Photobit asserted counterclaims that allege infringement of the '126, '506 and '619 patents. An answer to those counterclaims is due on December 12, 2000. Discovery has commenced and a Case Management Conference is scheduled for February 13, 2001, to address various scheduling and procedural issues. We plan to vigorously pursue our claims and defend ourselves against the counterclaims arising from this matter.

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


Failure to effectively manage our growth could adversely affect our ability to
------------------------------------------------------------------------------
increase our revenues and improve our earnings.
----------------------------------------------

     We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. We have grown from 65 employees on October 31, 1999 to 76 employees on October 31, 2000. To manage our growth effectively, we must, among other things:

     o implement and improve operational and financial systems;

     o train and manage our employee base; and

     o attract and retain qualified personnel with relevant experience.

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


Provisions in our charter documents and Delaware law could prevent or delay a
-----------------------------------------------------------------------------
change in control of OmniVision and may reduce the market price of our common
-----------------------------------------------------------------------------
stock.
-----

     Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

     o adjusting the price, rights, preferences, privileges and restrictions of preferred stock without stockholder approval;

     o providing for a classified board of directors with staggered, three year terms;

     o requiring supermajority voting to amend some provisions in our certificate of incorporation and bylaws;

     o limiting the persons who may call special meetings of stockholders; and

     o prohibiting stockholder actions by written consent.

     Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us.


Our stock has been and will likely continue to be subject to substantial price
------------------------------------------------------------------------------
and volume fluctuations due to a number of factors, many of which will be
-------------------------------------------------------------------------
beyond our control, that may prevent our stockholders from reselling our common
-------------------------------------------------------------------------------
stock at a profit.
-----------------

     The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

     o actual or anticipated fluctuations in our operating results;

     o changes in expectations as to our future financial performance;

     o changes in financial estimates of securities analysts;

     o release of lock-up or the transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

     o changes in market valuations of other technology companies; and

     o announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

     Due to these factors, the price of our stock may decline and investors may be unable to resell their shares of our stock for a profit. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.


Class action litigation due to stock price volatility could lead to substantial
-------------------------------------------------------------------------------
costs and divert our management's attention and resources.
---------------------------------------------------------

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business. In March 2000, the Company received written notice from Koninklijke Philips N.V. ("Philips") in which Philips claimed to have patent rights in a serial bus system for data transmission, known as I2C bus system. The Company, as of October 31, 2000, had a reserve which the Company believes will adequately cover any potential future royalty payment. While the effect on future financial results cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its financial position and results of operations or cash flows.

     In March 1999, we received a written notice from Photobit Corporation in which Photobit claimed to have patent rights in certain image sensor technology. Photobit requested that we review our products in light of one of their issued patents, U.S. Patent No. 5,841,126. In June 2000, we received a second written notice from Photobit, in which Photobit reiterated their claim on U.S. Patent No. 5,841,126 and further alleged that we infringed upon U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S. Patent No. 6,005,619 and
U.S. Patent No. 6,021,172 related to various aspects of color image sensors. Photobit did not indicate which of our products were implicated nor the manner in which any of our products might infringe on its patents. Following further correspondence and dialog between us and Photobit, we filed, on October 13, 2000, an action in the U.S. District Court, civil action number CV-00-3791 EDL for the Northern District of California against Photobit and the California Institute of Technology ("CalTech"), seeking a declaration that the five above-identified patents (the '126, '659, '506, '619 and '172 patents) are not valid, enforceable and/or infringed by our products. An answer to our complaint was filed by Photobit and CalTech on November 22, 2000, raising various defenses to our declaratory judgment complaint and Photobit asserted counterclaims that allege infringement of the '126, '506 and '619 patents. An answer to those counterclaims is due on December 12, 2000. Discovery has commenced and a Case Management Conference is scheduled for February 13, 2001, to address various scheduling and procedural issues. We plan to vigorously pursue our claims and defend ourselves against the counterclaims arising from this matter.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

     We completed our initial public offering ("IPO") on July 14, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-31926), which was declared effective by the Securities and Exchange Commission on July 13, 2000. In the IPO, we sold an aggregate of 5,000,000 shares of common stock. In August 2000, the underwriters' of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds aggregated approximately $9.1 million after paying the underwriters' fee and related expenses. The sale of the shares of common stock generated aggregate gross proceeds of approximately $74,750,000, including proceeds from the exercise of the over-allotment option. The aggregate net proceeds were approximately $67,661,000, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5,233,000 and directly paying expenses of the offering of approximately $1,857,000. Fleet Boston Robertson Stephens Inc., Prudential Volpe Technology and Needham & Company, Inc. were the lead underwriters for the IPO. As of October 31, 2000, approximately $20,000,000 of the net proceeds were used for working capital purposes and the remaining $47,661,000 were invested in cash equivalents and short-term investments.

     Other than anticipated capital expenditures in the amount of approximately $4.0 million in the next twelve months, we have no specific plan for the proceeds from our initial public offering. The primary purpose of the offering is to use the proceeds for general corporate purposes, including working capital. We may also use some of the proceeds to meet capacity commitments or to acquire other companies, technology or products that complement our business, although we are not currently planning any of these transactions. Pending these uses, the net proceeds of the offering will be invested in interest bearing, investment grade securities.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         --------


          Exhibit
          Number            Description
          ------            -----------
           27.1       Financial Data Schedule.

</TABLE

     (b) Reports on Form 8-K
         -------------------

      The Company did not file any reports on Form 8-K during the three months ended October 31, 2000.




                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OMNIVISION TECHNOLOGIES, INC.
                                            -----------------------------
                                                    (Registrant)


Dated: December 14, 2000

                                        By:      /s/  SHAW HONG
                                            ------------------------------
                                                     Shaw Hong
                                Chief Executive Officer, President and Director
                                          (Principal Executive Officer)


Dated: December 14, 2000

                                        By:     /s/ H. GENE MCCOWN
                                            ------------------------------
                                                  H. Gene McCown
                                  Vice President of Finance and Chief Financial
                                          Officer (Principal Financial
                                             and Accounting Officer)





