Form 10-Q
period 2001-01-31
OMNIVISION TECHNOLOGIES INC
filed 2001-03-19
CIK 1106851

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

                        Commission file number: 0-29939

                                ______________


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

                                ______________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At March 16, 2001, 21,995,583 shares of common stock of the Registrant were outstanding.

================================================================================

                         OMNIVISION TECHNOLOGIES, INC.

                                     INDEX

                                                                                                                Page
                                                                                                                 No.
                                                                                                                -----
                                      PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements:
               Condensed Balance Sheets -- January 31, 2001 and April 30, 2000...............................      3

               Condensed Statements of Operations -- Three and Nine Months Ended January 31, 2001 and 2000...      4

               Condensed Statements of Cash Flows -- Nine Months Ended January 31, 2001 and 2000.............      5

               Notes to Condensed Financial Statements.......................................................      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...........     10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk......................................     27

                                       PART II. OTHER INFORMATION

Item 1.      Legal Proceedings...............................................................................     28

Item 2.      Changes in Securities and Use of Proceeds.......................................................     28

Item 6.      Exhibits and Reports on Form 8-K................................................................     29

Signatures...................................................................................................     30

PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                         OMNIVISION TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                      January 31,      April 30,
                                                                                          2001            2000
                                                                                        --------        --------
ASSETS

Current assets:
  Cash and cash equivalents......................................................       $ 52,357        $  5,888
  Short-term investments.........................................................          3,021              --
  Accounts receivable, net.......................................................          3,413           6,156
  Inventories....................................................................         14,826          11,511
  Prepaid expenses and other assets..............................................          4,108             641
                                                                                        --------        --------

     Total current assets........................................................         77,725          24,196

Property, plant and equipment, net...............................................          2,217           2,102
                                                                                        --------        --------

     Total assets................................................................       $ 79,942        $ 26,298
                                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................................       $  6,153        $  9,972
  Accrued expenses and other liabilities.........................................          1,931           1,841
  Deferred revenue...............................................................            851             716
                                                                                        --------        --------
     Total current liabilities...................................................          8,935          12,529
                                                                                        --------        --------
Contingencies (Note 8)

Redeemable convertible preferred stock...........................................             --          21,082
                                                                                        --------        --------
Stockholders' equity (deficit):
  Common stock, $0.001 par value; 100,000 shares authorized; 21,986 and
    3,886 shares issued and outstanding..........................................             22               4
  Additional paid-in capital.....................................................         94,621           5,840
  Deferred compensation related to stock options.................................         (1,390)         (2,495)
  Accumulated deficit............................................................        (22,246)        (10,662)
                                                                                        --------        --------
     Total stockholders' equity (deficit)........................................         71,007          (7,313)
                                                                                        --------        --------
     Total liabilities and stockholders' equity..................................       $ 79,942        $ 26,298
                                                                                        ========        ========

                  See notes to Condensed Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                               Three Months Ended             Nine Months Ended
                                                            ---------------------------   ---------------------------
                                                             January 31,    January 31,    January 31,    January 31,
                                                                 2001          2000           2001           2000
                                                               --------        -------      --------         -------
Revenues.................................................      $  8,110        $12,245      $ 44,314         $25,111
Cost of revenues (including inventory write-off of
 $18,090 in the quarter ended January 31, 2001)*.........        23,774          8,608        49,018          17,698
                                                               --------        -------      --------         -------
Gross profit (loss)......................................       (15,664)         3,637        (4,704)          7,413
                                                               --------        -------      --------         -------
Operating expenses:
  Research and development*..............................         1,376            904         4,020           2,453
  Selling, general and administrative*...................         1,649            846         4,073           2,126
  Stock compensation charge*.............................           293            414           802           1,159
                                                               --------        -------      --------         -------
     Total operating expenses............................         3,318          2,164         8,895           5,738
                                                               --------        -------      --------         -------
Income (loss) from operations............................       (18,982)         1,473       (13,599)          1,675
Interest income (expense), net...........................           888             52         2,015             139
                                                               --------        -------      --------         -------
Income (loss) before income taxes........................       (18,094)         1,525       (11,584)          1,814
Provision for (benefit from) income taxes................        (2,474)            --            --               1
                                                               --------        -------      --------         -------
Net income (loss)........................................      $(15,620)       $ 1,525      $(11,584)        $ 1,813
                                                               ========        =======      ========         =======

Net income (loss) per share:
  Basic..................................................        $(0.73)         $0.56        $(0.70)          $0.61
                                                               ========        =======      ========         =======
  Diluted................................................        $(0.73)         $0.09        $(0.70)          $0.11
                                                               ========        =======      ========         =======
Shares used in computing net income (loss) per share:
  Basic..................................................        21,414          2,733        16,487           2,979
                                                               ========        =======      ========         =======
  Diluted................................................        21,414         16,963        16,487          16,590
                                                               ========        =======      ========         =======

(*)  Stock-based compensation charges included in:

  Cost of revenues.......................................          $(33)          $ 50          $ 43          $  240
                                                               ========        =======      ========         =======
  Operating expenses:
     Research and development............................          $182           $282          $503          $  719
     Selling, general and administrative.................           111            132           299             440
                                                               --------        -------      --------         -------
                                                                   $293           $414          $802          $1,159
                                                               ========        =======      ========         =======

                  See notes to Condensed Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                           Nine Months Ended
                                                                                      ----------------------------
                                                                                        January 31,    January 31,
                                                                                           2001           2000
                                                                                         --------        -------
Cash flows from operating activities:
  Net income (loss)................................................................      $(11,584)       $ 1,813
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization.................................................           440            372
     Allowance for doubtful accounts and sales returns.............................           391            356
     Amortization of deferred compensation.........................................           845          1,399
     Changes in assets and liabilities:
        Accounts receivable........................................................         2,352         (2,898)
        Inventories................................................................        (3,315)        (4,164)
        Prepaid expenses and other assets..........................................        (3,467)          (645)
        Accounts payable...........................................................        (3,819)         5,682
        Accrued expenses and other liabilities.....................................            90            (99)
        Deferred revenue...........................................................           135             55
                                                                                         --------        -------
           Net cash provided by (used in) operating activities.....................       (17,932)         1,871
                                                                                         --------        -------
Cash flows from investing activities:
  Purchases of short-term investments..............................................        (3,021)            --
  Purchases of property, plant and equipment.......................................          (555)        (1,444)
                                                                                         --------        -------
           Net cash used in investing activities...................................       ( 3,576)        (1,444)
                                                                                         --------        -------
Cash flows from financing activities:
  Issuance of common stock, net....................................................        67,997            574
  Payment for repurchase of common stock...........................................           (20)            (5)
                                                                                         --------        -------
           Net cash provided by financing activities...............................        67,977            569
                                                                                         --------        -------
Net increase (decrease) in cash and cash equivalents...............................        46,469            996
Cash and cash equivalents at beginning of period...................................         5,888          5,374
                                                                                         --------        -------
Cash and cash equivalents at end of period.........................................      $ 52,357        $ 6,370
                                                                                         ========        =======
Supplemental cash flow information:
  Interest paid....................................................................      $     36        $     1
                                                                                         ========        =======
  Taxes paid.......................................................................      $  3,483        $     1
                                                                                         ========        =======
Supplemental non-cash investing and financial information:
  Conversion of redeemable convertible preferred stock to common stock.............      $ 21,082        $    --
                                                                                         ========        =======

                  See notes to Condensed Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 -- Basis of Presentation

  The accompanying unaudited condensed financial statements as of January 31, 2001 and April 30, 2000 and for the three and nine months ended January 31, 2001 and 2000 have been prepared by OmniVision Technologies, Inc. (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2000 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended April 30, 2000, included in the Registration Statement on Form S-1 (No. 333-31926).

  The results of operations for the three and nine months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001 or any other future interim period, and the Company makes no representations related thereto.

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

Note 2 -- Revenue Recognition

  The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. For certain shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product. The Company provides for future returns based on historical experiences at the time revenue is recognized.

Note 3 -- Short-term Investments

  The Company's short-term investments, which are classified as available-for-sale, are invested in high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. These investments are reported at fair value. Unrealized gains or losses are recorded in stockholders' equity and included in other comprehensive income (losses). Unrealized gains or losses were not significant during any period covered.

                         OMNIVISION TECHNOLOGIES, INC.

                                  (unaudited)

Note 4 -- Inventory

  Inventories as of January 31, 2001 and April 30, 2000, consist of (in thousands):

                                                                                       January 31,    April 30,
                                                                                          2001           2000
                                                                                         -------       -------
  Work in progress ................................................................      $ 8,475       $10,342
  Finished goods ..................................................................        6,351         1,169
                                                                                         -------       -------
     Total inventory ..............................................................      $14,826       $11,511
                                                                                         =======       =======

Note 5 -- Net Income (Loss) Per Share

  The following table sets forth the computation of basic and diluted income
(loss) per share attributable to common stockholders for the period indicated (in thousands, except per share data):

                                                             Three Months Ended              Nine Months Ended
                                                        ------------------------------  ------------------------------
                                                          January 31,     January 31,     January 31,     January 31,
                                                             2001            2000            2001            2000
                                                           --------         -------        --------         -------
  Numerator:
    Net income (loss)...............................       $(15,620)        $ 1,525        $(11,584)        $ 1,813
                                                           ========         =======        ========         =======
  Denominator:
    Weighted average shares.........................         21,954           3,735          17,195           3,576
    Weighted average unvested common stock subject
     to repurchase..................................           (540)         (1,002)           (708)           (597)
                                                           --------         -------        --------         -------
    Denominator for basic net income (loss) per
     share..........................................         21,414           2,733          16,487           2,979
    Weighted average effect of dilutive securities:
     Common stock options...........................             --             923              --             709
     Unvested common stock subject to
        repurchase..................................             --           1,002              --             597
     Convertible preferred stock....................             --          12,305              --          12,305
                                                           --------         -------        --------         -------
  Denominator for dilutive net income (loss) per
   share............................................         21,414          16,963          16,487          16,590
                                                           ========         =======        ========         =======
  Basic net income (loss) per share.................       $  (0.73)        $  0.56        $  (0.70)        $  0.61
                                                           ========         =======        ========         =======
  Diluted net income (loss) per share...............       $  (0.73)        $  0.09        $  (0.70)        $  0.11
                                                           ========         =======        ========         =======

                         OMNIVISION TECHNOLOGIES, INC.

                                  (unaudited)

  The following table sets forth weighted average potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                              Three Months Ended              Nine Months Ended
                                                         ----------------------------    ----------------------------
                                                           January 31,     January 31,    January 31,    January 31,
                                                               2001           2000           2001           2000
                                                               ----           ----           ----           ----
  Weighted average effect of common stock
   equivalents:
    Unvested common stock subject to repurchase.....            540             --            708             --
    Options outstanding.............................             61             --          1,228             --
    Shares resulting from the conversion of the:
       Series A convertible preferred stock.........             --             --          1,314             --
       Series B convertible preferred stock.........             --             --          1,122             --
       Series C convertible preferred stock.........             --             --          1,324             --
                                                               ----          -----          -----          -----
     Total common stock equivalents excluded
       from the computation of earnings per share
       as their effect was antidilutive.............            601             --          5,696             --
                                                               ====          =====          =====          =====

Note 6 -- Equity

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

Note 7 -- Segment and Geographic Information

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

  The Company sells its products primarily to the Asia Pacific region and in the United States. Revenues by geographic locations based on the country or region of the customer were as follows:

                                                                      Three Months Ended        Nine Months Ended
                                                                   ------------------------  ------------------------
                                                                   January 31,  January 31,  January 31,  January 31,
                                                                       2001         2000         2001         2000
                                                                     ------      -------      -------      -------
   Taiwan.....................................................       $  645      $ 5,244      $12,831      $ 9,968
   Singapore..................................................          355        2,336        7,755        4,569
   United States..............................................        2,430        2,971        6,368        7,343
   Korea......................................................          593        1,037        4,520        1,634
   Hong Kong..................................................          753          312        3,825          907
   Japan......................................................        2,043          228        4,688          501
   Europe.....................................................          579          110        2,278          130
   All Other..................................................          712            7        2,049           59
                                                                     ------      -------      -------      -------
                                                                     $8,110      $12,245      $44,314      $25,111
                                                                     ======      =======      =======      =======

                         OMNIVISION TECHNOLOGIES, INC.

                                  (unaudited)

Note 8 -- Commitments and Contingencies

  The Company has entered into certain commitments related to leasing land and constructing a facility in Shanghai, China. During the quarter ended January 31, 2001, the Company paid $64,000 for these commitments, and as of January 31, 2001, the remaining amount payable is approximately $2.0 million. In addition, a company has been formed in China to conduct design and testing operations. The registered capital is $12.0 million of which $3.6 million needs to be paid to obtain a license and begin construction. This $3.6 million was paid in February and March 2001. The Company is obligated to pay to the Shanghai Songjiang Export Processing Zone Administrative Committee the remaining $8.4 million of the registered capital by December 2003.

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

Note 9 -- Recent Accounting Pronouncements

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

Overview

  We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our single chip image sensors are used in a variety of electronic cameras and camera related products for both still picture and live video applications. Our image sensors are used in cameras and camera related products such as personal computer cameras, digital still cameras, closed circuit TV's, mobile phone cameras, personal digital assistant cameras, security and surveillance cameras and toy cameras. Our image sensors are designed to use the complementary metal oxide semiconductor, CMOS, fabrication process, a new, easier to use semiconductor technology for image sensors. Our single chip image sensors can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional charged couple device technology, or multiple chip CMOS image sensors. Unlike competitive image sensors, which require multiple chips to achieve the same functions we are able to integrate nearly all camera functions into a single chip. This leads us to believe that we supply one of the most highly integrated single chip CMOS image sensor solutions.

  We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers' representatives. Our image sensors are sold to camera manufacturers who market camera products under their own brand. We also sell to large manufacturing companies that produce camera products for others to market under different brand names.

  Image sensors are characterized by several important attributes such as picture resolution, color, lens size, voltage requirements and type of video output. We intend to continue developing new products aimed at new and existing markets. We plan to expand the range of picture resolutions we offer, provide additional products that require only three volts for portable applications and further improve image quality and integrate additional functions into our image sensor. In addition, we developed and market an interface chip that connects a camera to the universal serial bus on personal computers, and we plan to continue to make improvements to that product as well.

  Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and higher resolution and higher quality image sensors in 1998 and 1999. For the year ended April 30, 2000 and the nine months ended January 31, 2001, the majority of our revenues were generated from sales of our five-volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

images to be captured, stored and transported, we expect that a significant portion of our revenues in the remainder of fiscal year 2001 will be generated from our five volt color image sensors, which are used primarily in affordable and easy to use personal computer cameras and increasingly, from 3.2 volt color image sensors which are used in both personal computer cameras and cellular phone accessories.

  We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC. We have a signed agreement with Samsung Electronics Co., Ltd., or Samsung, who is our sole source supplier for our universal serial bus interface chip that we sometimes sell along with our image sensor. A majority of our unit sales of image sensors for the three and nine months ended January 31, 2001 are color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan, TSMC, and PSC. We outsource the packaging of our image sensors to Kyocera Corporation, or Kyocera, Taiwan Electronic Packaging Company, or TEPC, and Alphatec Semiconductor Packaging Co., or Alphatec. Outside testing services do not offer suitable tests for the key parameter of product performance and image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

  We have entered into certain commitments related to leasing land and constructing manufacturing facilities in Shanghai, China. During the quarter ended January 31, 2001, we paid $64,000 for these commitments, and as of January 31, 2001, the remaining amount payable is approximately $2.0 million. In addition, in December 2000, we formed a new company in China to conduct manufacturing operations. The registered capital of this entity is $12.0 million of which $3.6 million needs to be paid to obtain a license and begin construction. We paid this $3.6 million in February and March 2001. We are further obligated to pay to the Shanghai Songjiang Export Processing Zone Administrative Committee the remaining $8.4 million of the registered capital by December 2003.

  We recognize revenue upon the shipment of our products to our customer provided that we have received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. For certain shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product. We provide for future returns based on historical experiences at the time revenue is recognized.

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

  We intend to maintain our technology leadership by continuing to develop our core technology through our in house research and development efforts. As a result, we expect our research and development expenses to increase on a dollar basis and may increase on a percentage of revenue basis during the remainder of fiscal year 2001.

  We have entered into certain commitments related to leasing land and constructing a facility in Shanghai, China. During the quarter ended January 31, 2001, we paid $64,000 for these commitments, and as of January 31,2001, the remaining amount payable is approximately $2.0 million. In addition, in December 2000, we formed a new company in China to conduct design and testing operations. The registered capital of this entity is $12.0 million of which $3.6 million needs to be paid to obtain a license and begin construction. We paid this $3.6 million in February and March 2001. We are further obligated to pay the Shanghai Songjiang Export Processing Zone Administrative Committee the remaining $8.4 million of the registered capital by December 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

Results of Operations

  The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                                      Three Months Ended          Nine Months Ended
                                                                  --------------------------  --------------------------
                                                                   January 31,   January 31,   January 31,   January 31,
                                                                       2001          2000          2001          2000
                                                                       ----          ----          ----          ----
  Revenues....................................................        100.0%        100.0%        100.0%        100.0%
  Cost of revenues (including inventory write-off in the              293.2          70.3         110.6          70.5
   quarter ended January 31, 2001)............................      -------         -----        ------         -----
     Gross profit (loss)......................................       (193.2)         29.7         (10.6)         29.5
                                                                    -------         -----        ------         -----
  Operating expenses:
     Research and development.................................         17.0           7.4           9.1           9.8
     Selling, general and administrative......................         20.3           6.9           9.2           8.5
     Stock compensation charge................................          3.6           3.4           1.8           4.6
                                                                    -------         -----        ------         -----
        Total operating expenses..............................         40.9          17.7          20.1          22.9
                                                                    -------         -----        ------         -----
  Income (loss) from operations...............................       (234.1)         12.0         (30.7)          6.6
  Interest income (expense), net..............................         11.0           0.4           4.6           0.6
                                                                    -------         -----        ------         -----
  Income (loss) before income taxes...........................       (223.1)         12.4         (26.1)          7.2
  Provision for income taxes..................................        (30.5)           --            --            --
                                                                    -------         -----        ------         -----
  Net income (loss)...........................................       (192.6)%        12.4%        (26.1)%         7.2%
                                                                    =======         =====        ======         =====

Three and Nine Months Ended January 31, 2001 as Compared to Three and Nine Months Ended January 31, 2000

Revenues

  We derive revenues from the sale of our standard image sensor array products and other companion circuits for use in a variety of applications. Revenues for the three months ended January 31, 2001 decreased 34% to approximately $8.1 million from $12.2 million for the three months ended January 31, 2000. Revenues for the nine months ended January 31, 2001 increased 76% to approximately $44.3 million from $25.1 million for the nine months ended January 31, 2000. The decrease in revenues during the three months ended January 31, 2001 resulted primarily from selling fewer units of sensor array products due to decreased demand for PC cameras. The increase in revenues during the nine months ended January 31, 2001 was primarily as a result of selling a greater number of units of sensor array products to meet increased demand for PC cameras and security and surveillance cameras during the quarters ended July 31, 2000 and October 31, 2000 relative to the corresponding quarters of the prior year. Domestic and international revenues for the three months ended January 31, 2001 were $2.4 million and $5.7 million, respectively, as compared to $3.0 million and $9.2 million, respectively, for the three months ended January 31, 2000. Domestic and international revenues for the nine months ended January 31, 2001 were $6.4 million and $37.9 million, respectively, as compared to $7.3 million and $17.8 million, respectively, for the nine months ended January 31, 2000. For the three months ended January 31, 2001, one of our security camera manufacturer customers, X10 Wireless Technology, Inc., X10, represented approximately 21.5% of revenues and one of our cellular telephone manufacturer customers, Teksel Co., Ltd., Teksel, who distributes our products to Kyocera, accounted for approximately 20.9% of revenues. For the nine months ended January 31, 2001, one of our distributors, World Peace Industrial Company, Ltd., or World Peace, represented approximately 17.6% of revenues and one of our camera manufacturer customers, Creative Technologies Ltd., or Creative, accounted for approximately 17.4% of revenues. For the three months ended January 31, 2000, World Peace accounted for approximately 26.5% of revenues, and two of our camera manufacturer customers, Creative and Alaris, Inc., or Alaris, accounted for approximately 19.1% and 14.1% of revenues, respectively. For the nine months ended January 31, 2000, one of our distributors, World Peace, accounted for approximately 21.6% of revenues and Creative and Alaris, accounted for approximately 17.9% and 16.6% of revenues, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

Gross Profit (Loss)

  Gross margins for the three months ended January 31, 2001 and 2000 were (193.2)% and 29.7%, respectively. Gross margins for the nine months ended January 31, 2001 and 2000 were (10.6)% and 29.5%, respectively. The decrease in gross margin for the three and nine months ended January 31, 2001 was primarily due to an $18.1 million charge for excess inventory which the Company recognized in the quarter ended January 31, 2001. During the quarters ended April 30 and July 31, 2000, the Company placed non-cancelable orders with its contract manufacturers for a large quantity of color image sensors designed for use in PC cameras based on increased sales levels from the preceding year and on our expectations of increased demand for the sensors following the four- to six-month production lead time. However, for the quarter ended January 31, 2001, the overall market for PC cameras declined and, accordingly, the demand for these color image sensors did not meet the Company's expectations. The current inventory of the color image sensors designed for PC cameras significantly exceeds the forecasted demand. The Company, therefore, recorded an $18.1 million charge for excess inventories in the quarter ended January 31, 2001. On a pro-forma basis, before recognition of the inventory reserves, the gross profit margin was 29.9% for the quarter ended January 31, 2001 as compared to 29.7% in the corresponding quarter of the previous fiscal year. The increase in gross margins on a pro-forma basis changed from 29.5% to 31.5% for the nine months ended January 31, 2001 was due to modest yield improvements resulting from higher capacity utilization and favorable changes in product mix.

Research and Development

  Research and development expenses for the three months ended January 31, 2001 and 2000 were approximately $1.4 million and $904,000, respectively. Research and development expenses for the nine months ended January 31, 2001 and 2000 were approximately $4.0 million and $2.4 million, respectively. Our research and development expenses increased by approximately $472,000 and $1.6 million for the three and nine months ended January 31, 2000 from the three and nine months ended January 31, 2000, respectively, due to an increase in salaries and payroll related expenses associated with additional personnel, contracted costs associated with new product development, software installation and expenses related to the application for new patents. As a percentage of revenues, research and development expenses for the three months ended January 31, 2001 and 2000 represented 17.0% and 7.4%, respectively. As a percentage of revenues, research and development expenses for the nine months ended January 31, 2001 and 2000 represented 9.1% and 9.8%, respectively. The increase as a percentage of revenues for the three months ended January 31, 2001 resulted from the decline in revenues. As revenues increased for the nine months ended January 31, 2001, from the nine months ended January 31, 2000, research and development expenses declined as a percentage of revenues. Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products.

Selling, General and Administrative

  Selling, general and administrative expenses for the three months ended January 31, 2001 and 2000 were approximately $1.6 million and $846,000, respectively. Selling, general and administrative expenses for the nine months ended January 31, 2001 and 2000 were approximately $4.1 million and $2.1 million, respectively. The increase in selling, general and administrative expenses of approximately $803,000 for the three months ended January 31, 2001 was principally due to an increase in salaries and payroll related expenses associated with additional personnel and increased legal and accounting costs associated with business development and operations, partially offset by a reduction in commissions resulting from decreases in sales revenue. The increase in selling, general and administrative expenses of approximately $1.9 million for the nine months ended January 31, 2001 was principally due to an increase in salaries and payroll related expenses associated with additional personnel, an increase in commissions paid to distributors and manufacturers' representatives, and increased legal and accounting costs associated with business development and operations. As a percentage of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

revenues, selling, general and administrative expenses for the three months ended January 31, 2001 and 2000 represented 20.3% and 6.9%, respectively. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2001 and 2000 represented 9.2% and 8.5%, respectively. The increase as a percentage of revenues for the three months ended January 31, 2001 resulted from the decline in revenues. As revenues increased for the nine months ended January 31, 2001, from the nine months ended January 31, 2000, selling, general and administrative expenses increased as a percentage of revenues. We expect that our future selling, general and administrative expenses will increase in absolute dollars and may increase as a percentage of revenues.

Stock Compensation Charge

  We incurred stock compensation charges of approximately $293,000 and $414,000 for the three months ended January 31, 2001 and 2000, respectively. We incurred stock compensation charges of approximately $802,000 and $1.2 million for the nine months ended January 31, 2001 and 2000, respectively. Deferred compensation, representing the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant, is amortized on an accelerated basis as the options vest. We expect deferred compensation charges of approximately $1.4 million as of January 31, 2001 to be amortized on an accelerated basis over the vesting period of generally five years.

Interest Income (Expense), Net

  Interest income and interest expense, net for the three months ended January 31, 2001 and 2000 were income of approximately $888,000 and $52,000, respectively. Interest income and interest expense, net for the nine months ended January 31, 2001 and 2000 were income of approximately $2.0 million and $139,000 respectively. Interest income and interest expense, net, increased primarily due to the investment of the net proceeds from our initial public offering in interest-bearing accounts consisting primarily of high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase.

Provision for Income Taxes

  We generated a loss before income taxes of approximately $18.1 million and income before income taxes of $1.5 million for the three months ended January 31, 2001 and 2000, respectively. We generated a loss before income taxes of approximately $11.6 million and income before income taxes of $1.8 million for the nine months ended January 31, 2001 and 2000, respectively. We had a benefit from income taxes of approximately $2.5 million for the three months ended January 31, 2001 representing the reversal of income taxes provided for in the first six months of the fiscal year ended April 30, 2001.

Liquidity and Capital Resources

  Since inception, we have financed the Company's growth through sales of common stock and private sales of equity securities. Principal sources of liquidity at January 31, 2001 consisted of cash, cash equivalents and short-term investments of $55.4 million.

  Our working capital increased by $57.1 million to $68.8 million as of January 31, 2001 from $11.7 million as of April 30, 2000. The increase was primarily attributable to a $49.5 million increase in cash, cash equivalents and short-term investments resulting principally from $47.7 million in proceeds from our initial public offering. Our increased working capital was also attributable to a $3.5 million increase in prepaid expenses and other assets and a net $3.3 million increase in inventories, combined with a $3.8 million reduction in accounts payable, which were partially offset by a $2.7 million reduction in accounts receivable, net.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

  For the nine-month period ended January 31, 2001, our use of cash for operating activities increased to approximately $17.9 million from cash provided of $1.9 million for the corresponding period in the prior year, primarily due to a net loss of $11.6 million in the nine months ended January 31, 2001 as compared to net income of $1.8 million for the corresponding prior year period, a net $3.3 million increase in inventory including the recognition of an $18.1 million charge for excess inventory, combined with a $3.8 million decrease in accounts payable, partially offset by a $2.4 million increase in accounts receivable.

  For the nine-month period ended January 31, 2001, our use of cash for investing activities increased to approximately $3.6 million from a use of $1.4 million for the corresponding period in the prior year, due to $3.0 million in net purchases of short-term investments and $555,000 in purchases of property, plant and equipment. Net cash used for investing activities for the nine-month period ended January 31, 2000, resulted from purchases of property, plant and equipment.

  For the nine-month period ended January 31, 2001, net cash provided from financing activities increased to approximately $68.0 million from $569,000 for the corresponding period in the prior year. The increase was primarily due to proceeds from the issuance and sale of 5,000,000 shares of common stock in our initial public offering and the issuance and sale of an additional 750,000 shares of common stock following the exercise by the underwriters' of the Company's initial public offering of their over-allotment option. Approximately $47.7 million of these proceeds was invested in cash equivalents and short-term investments. Net cash provided from financing activities for the nine-month period ended January 31, 2000, amounted to approximately $574,000 from the issuance and sale of common stock upon the exercise of employee stock options during the period.

  Based on our current working capital position and the cash flows that we expect to generate through mid-fiscal 2002, we believe these cash resources will be sufficient to meet our capital and investment requirements, including anticipated capital expenditures in the amount of approximately $4.0 million and anticipated investment expenditures of approximately $3.6 million, for at least the next twelve months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that existing cash resources are insufficient to fund our future activities, we need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or to our shareholders. In the event that we do raise additional cash through financings, current investors could be further diluted.

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

  We were incorporated in May 1995 and only began selling our products recently. We introduced our first black and white image sensor for the security and surveillance and toy and game markets in 1996 and our first color image sensor for the PC video camera and toy and game markets in October 1997. We are continuing to develop and produce new products for the digital still camera and PC video camera markets. Thus, we have a limited operating history, which makes an evaluation of our future prospects and your investment difficult. Accordingly, we face risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

We have a history of losses, we were only profitable in fiscal year 2000 and we may not subsequently sustain profitability.

  We incurred net losses of approximately $6.0 million in fiscal year 1998 and approximately $4.0 million in fiscal year 1999. For the year ended April 30, 2000, the first year in which we became profitable, our net income was approximately $3.4 million. In the nine months ended January 31, 2001, our net loss was approximately $11.6 million. In the future, as we develop new products, we expect research and development expenses to increase. Also, as we hire additional personnel and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. We will also incur substantial noncash charges relating to the amortization of unearned compensation. If these expenses increase and our revenues do not increase, we may not subsequently sustain profitability.

We may not adequately forecast the number of wafers we need, and therefore we may not be able to react to fluctuations in demand for our products, which could result in higher operating expenses and lower revenues.

  We must forecast the number of wafers we need from each of our foundries. However, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may retain excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lower revenues and could harm our relationship with key customers. As a consequence of a forecast which proved to be greater than market demand for our products, we recognized an $18.1 million inventory adjustment in the quarter ended January 31, 2001.

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

  . the growth of the market for products and applications using CMOS image sensors;

  . the timing and amount of orders from our camera manufacturers and distributor customers;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

We depend on the acceptance of CMOS technology for mass market image sensor applications, and any delay in the widespread acceptance of this technology could adversely affect our ability to increase our revenues and improve our earnings.

  Our business strategy depends on the rapid and widespread adoption of the CMOS fabrication process for image sensors and the acceptance of our single chip technology. The image sensor market has been dominated by charged couple device, or CCD, technology for over 25 years. Although CMOS technology has been available for over 20 years, CMOS technology has only recently been used in image sensors. Along with the other risk factors described in this section, the following factors may delay the widespread adoption of the CMOS fabrication process and our single chip technology, the occurrence of any of which could adversely affect our ability to increase our revenues and earnings:

  . the failure of the emergence of a universal platform for imaging solutions for computers and the Internet;

  . the limited availability of bandwidth to run CMOS image sensor applications;

  . the uncertainty of emerging markets for products incorporating CMOS technology;

  . the failure of development of user friendly and affordable products; and

  . improvements or cost reductions to charged couple device image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by charged couple device image sensors, such as the security and surveillance market.

We depend on a limited number of third party wafer foundries to manufacture a substantial majority of our products, which reduces our ability to control the manufacturing process.

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

  We do not have long term supply agreements with any of our foundries and instead secure manufacturing availability on a purchase order basis. These foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these foundries and TSMC, PSC,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

  After our wafers are produced, they are color filter processed and assembled by six independent vendors: TSMC, PSC and Toppan Printing Co., Ltd., or Toppan for the color filtering process and Kyocera Corporation, or Kyocera, Taiwan Electronic Packaging Company, or TEPC, and Alphatec Semiconductor Packaging Company Limited, or Alphatec, for additional processing and assembly. We do not have long-term agreements with any of these vendors and typically obtain services from them on a purchase order basis. Our reliance on these vendors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or could increase our costs of manufacturing, assembling or testing our products. If these vendors are unable or unwilling to continue to provide color filter processing and assembly services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute vendors, which could be time consuming and difficult and result in unforeseen operations problems.

Our investment in a Chinese entity to conduct our future manufacturing operations may not reduce our manufacturing costs nor improve our gross margins and as a result our earnings would be adversely affected.

  We have entered into certain commitments related to the leasing of land and the construction of manufacturing facilities in Shanghai, China. We are obligated to pay approximately $2.1 million under these contractual commitments. In addition, we have paid $3.6 million to the Chinese government to obtain a license and to begin construction of the facilities intended for the use of a Company which we incorporated in China (the "Chinese Subsidiary"). We are further obligated to pay the Chinese government $8.4 million in December 2003.

  We cannot be sure that our investment in our Chinese Subsidiary will eventually result in the reduction of our manufacturing costs. We may never produce acceptable manufacturing yields. There may be significant administrative, legal and governmental barriers in China which may prevent or delay our ability to begin manufacturing our own CMOS image sensors. In addition, we do not have experience in the building or operations of manufacturing facility nor do we have experience in the manufacture of CMOS image sensors. The manufacture of CMOS image sensors is a highly capital intensive, complex, sensitive and precise process which is subject to a wide variety of factors. The manufacture of image sensors requires a high up front capital investment in relation to manufacturing yields. The operation of our own manufacturing facility will also require constant upgrading our technology to remain competitive which will require significant future capital investment.

  If we are unable eventually to manufacture high quality CMOS image sensors and achieve acceptable and competitive manufacturing yields, production may be suspended, and then we will be forced to continue to contract with third party manufacturers, a result in which would materially adversely affect our business and financial condition. In addition, the incorporation, formation and development of our Chinese Subsidiary had resulted and will continue to result in the diversion of capital and management's attention away from other business issues which may adversely affect our business and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

  Sales of our image sensors are subject to seasonality. Some of the products using our image sensors such as PC video cameras and digital still cameras are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased sales in November and December due to the holidays. In addition, we have experienced a decrease in orders in the quarter ended April 30, 2000 from our Chinese and Taiwanese customers

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

primarily due to the Chinese New Year. As a result, we believe product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year.

We depend on a few key customers, and the loss of any of them could significantly reduce our revenues.

  Historically, a relatively small number of customers and distributors has accounted for a significant portion of our product revenues For the three months ended January 31, 2001, one of our security camera manufacturer customers, X10 Wireless Technology, Inc., X10, represented approximately 21.5% of revenues and one of our cellular telephone manufacturer customers, Teksel Co., Ltd., Teksel, who distributes our products to Kyocera, accounted for approximately 20.9% of revenues. For the nine months ended January 31, 2001, one of our distributors, World Peace Industrial Company, Ltd., or World Peace, represented approximately 17.6% of revenues and one of our camera manufacturer customers, Creative Technologies Ltd., or Creative, accounted for approximately 17.4% of revenues. For the three months ended January 31, 2000, World Peace accounted for approximately 26.5% of revenues, and two of our camera manufacturer customers, Creative and Alaris, Inc., or Alaris, accounted for approximately 19.1% and 14.1% of revenues, respectively. For the nine months ended January 31, 2000, one of our distributors, World Peace, accounted for approximately 21.6% of revenues and Creative and Alaris, accounted for approximately 17.9% and 16.6% of revenues, respectively.

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

We do not have long-term commitments from our customers, and we allocate resources based on our estimates of customer demand, which could lead to excess inventory and lost revenue opportunities.

  Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products which we may not be able to sell or we may have to sell our products to other customers for lower prices. As a result, we would have excess inventory, which would have an adverse impact on our results of operations. For example, one customer, Creative Technology, unexpectedly cancelled its purchase orders for one of our products in the second quarter of fiscal year 2001 which resulted in our shipping substantially fewer quantities to them in the third quarter of fiscal year 2001 and contributed to a higher than expected inventory position. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

We face foreign business, political and economic risks because a majority of our products, and our customers' products are manufactured and sold outside of the United States.

  A substantial portion of our business, in particular, the manufacturing, processing and assembly of our products, is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in Japan, Korea, Singapore and Taiwan. In addition, sales outside of the United States accounted for approximately 70% and 86% of our revenues for the three and nine months ended January 31, 2001 and 76% and 71% of our revenues for the three and nine months ended January 31, 2000. We anticipate that sales outside of the United

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

We face intense competition in our markets from more established charged couple device image sensor manufacturers and CMOS image sensor manufacturers and if we are unable to compete successfully, we will not achieve our financial objectives.

  The image sensor market is intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current products face competition from a number of sources including companies which sell charged couple device image sensors as well as other companies which sell multiple chip CMOS image sensors. We expect competition in our markets to increase.

  Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to large customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. Our competition includes charged couple device image sensor manufacturers, including Matsushita Electric Industrial, Sanyo Electric Co. Ltd., Sharp Corporation, Sony Corporation, Toshiba Corporation and Victor Company of Japan, as well as CMOS image sensor manufacturers such as Agilent Technologies, Inc., Conexant Systems, Inc., Hyundai Electronics Industries Co. Ltd., Mitsubishi Electronic, Motorola, Inc., ST Microelectronics and Toshiba Corporation. In addition, there are a large number of smaller startup companies including ElecVision, Inc. and Photobit Corporation, which may or do compete with us. In particular, Hyundai and Agilent Technologies have introduced multiple chip CMOS image sensors. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products, reducing our profits and reducing our market share.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner because the process of developing products using CMOS image sensors is complex and costly.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

  We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot assure you that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop corresponding technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. These disputes may result in costly and time consuming litigation or the license of additional elements of our intellectual property for free.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

  In March 1999, we received a written notice from Photobit Corporation in which Photobit claimed to have patent rights in certain image sensor technology. Photobit requested that we review our products in light of one of their issued patents, U.S. Patent No. 5,841,126. In June 2000, we received a second written notice from Photobit, in which Photobit reiterated their claim on U.S. Patent No. 5,841,126 and further alleged that we infringed upon U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S. Patent No. 6,005,619 and U.S. Patent
No. 6,021,172 related to various aspects of color image sensors. Photobit did not indicate which of our products were implicated nor the manner in which any of our products might infringe on its patents. Following further correspondence and dialog between us and Photobit, we filed, on October 13, 2000, an action in the U.S. District Court, civil action number CV-00-3791 for the Northern District of California against Photobit and the California Institute of Technology ("CalTech"), seeking a declaration that the five above-identified patents (the `126, `659, `506, `619 and `172 patents) are not valid, enforceable and/or infringed by our products. An answer to our complaint was filed by Photobit and CalTech on November 22, 2000, raising various defenses to our declaratory judgment complaint and Photobit asserted counterclaims that allege infringement of the `126, `506 and `619 patents. Our answer and affirmative defenses to those counterclaims were filed on December 12, 2000. Discovery has commenced and a Case Management Conference is scheduled for March 8, 2001, before Judge Phyllis J. Hamilton, to address various scheduling and procedural issues. We plan to vigorously pursue our claims and defend ourselves against the counterclaims arising from this matter.

  On February 7, 2001, Photobit and CalTech filed a complaint with the U.S. International Trade Commission ("ITC") against the Company and against Creative Labs, Inc. and X10 Wireless Technology, Inc. The complaint alleged infringement of the same three patents that are the subject of their counterclaims in the Northern District of California action (the `126, `506 and `619 patents), and requested the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 (19 U.S.C. (S) 1337). A supplement to the complaint was filed on February 27, 2001. The ITC voted, on March 5, 2001, to institute an investigation ("Certain CMOS Active Pixel Image Sensors And Products Containing Same," Investigation No. 337-TA-451); by instituting this investigation, the ITC has not yet made any decision on the merits of the case. If the ITC ultimately determines that a violation of Section 337 exists, the involved products may be precluded from importation into and/or sale in the United States. Once instituted, an ITC investigation is generally completed within approximately one year and sometimes within approximately eighteen months. We have agreed to jointly defend Creative Labs, Inc. and X10 Wireless Technology, Inc. As with the action pending in the Northern District of California, we believe the claims of Photobit and CalTech are meritless, and plan to vigorously defend ourselves in the ITC investigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

Our investment in a Chinese entity to conduct design and testing operations may not reduce our design and testing costs nor improve our gross margins and as a result our earnings would be adversely affected.

  We have entered into certain commitments related to the leasing of land and the construction of design and testing facilities in Shanghai, China. We are obligated to pay approximately $2.1 million under these contractual commitments. In addition, we have paid $3.6 million to the Chinese government to obtain a license and to begin construction of the facilities intended for the use of a company which we incorporated in China (the "Chinese Subsidiary"). We are further obligated to pay the Chinese government $8.4 million in December 2003.

  We cannot be sure that our investment in our Chinese Subsidiary will eventually result in the reduction of our design and testing costs. The formation and operation of our Chinese Subsidiary requires a large initial capital investment and will also require significant future capital investment as we continue to maintain and upgrade our facility. There may be significant administrative, legal and governmental barriers in China which may prevent or delay our ability to begin the operation of or continue the operation of our Chinese Subsidiary. In addition, the design and testing of our products is a highly complex, sensitive and precise process which is subject to a wide variety of factors, any number of which could result in an increase of our costs. If our design and testing costs fail to decrease as a result of our investment in our China Subsidiary our earnings may be adversely affected.

  The incorporation, formation and development or our Chinese subsidiary has resulted and will continue to result in the diversion of capital away from other business issues, as the operation of our design and testing facility will require that we constantly upgrade our technology to remain competitive. The incorporation, formation and development of our Chinese subsidiary has also resulted in the diversion of management's attention away from other business issues. If our ongoing investment in the Chinese Subsidiary does not result in offsetting gains in the form of design and testing improvements accompanied by reduced design and testing costs, whether because of the risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition will be adversely affected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are an international company, selling our products globally and, in particular in Japan, Korea, Singapore and Taiwan. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in Japan, Korea, Taiwan, Thailand and other countries that are denominated in currencies other than the U.S. dollar. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk, and we have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

  Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in short term bank market rate accounts, certificates of deposit issued by banks, high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value or our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

  In March 1999, we received a written notice from Photobit Corporation in which Photobit claimed to have patent rights in certain image sensor technology. Photobit requested that we review our products in light of one of their issued patents, U.S. Patent No. 5,841,126. In June 2000, we received a second written notice from Photobit, in which Photobit reiterated their claim on U.S. Patent No. 5,841,126 and further alleged that we infringed upon U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S. Patent No. 6,005,619 and U.S. Patent
No. 6,021,172 related to various aspects of color image sensors. Photobit did not indicate which of our products were implicated nor the manner in which any of our products might infringe on its patents. Following further correspondence and dialog between us and Photobit, we filed, on October 13, 2000, an action in the U.S. District Court, civil action number CV-00-3791 for the Northern District of California against Photobit and the California Institute of Technology ("CalTech"), seeking a declaration that the five above-identified patents (the `126, `659, `506, `619 and `172 patents) are not valid, enforceable and/or infringed by our products. An answer to our complaint was filed by Photobit and CalTech on November 22, 2000, raising various defenses to our declaratory judgment complaint and Photobit asserted counterclaims that allege infringement of the `126, `506 and `619 patents. Our answer and affirmative defenses to those counterclaims were filed on December 12, 2000. Discovery has commenced and a Case Management Conference is scheduled for March 8, 2001, before Judge Phyllis J. Hamilton, to address various scheduling and procedural issues. We plan to vigorously pursue our claims and defend ourselves against the counterclaims arising from this matter.

  On February 7, 2001, Photobit and CalTech filed a complaint with the U.S. International Trade Commission ("ITC") against the Company and against Creative Labs, Inc. and X10 Wireless Technology, Inc. The complaint alleged infringement of the same three patents that are the subject of their counterclaims in the Northern District of California action (the `126, `506 and `619 patents), and requested the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 (19 U.S.C. (S) 1337). A supplement to the complaint was filed on February 27, 2001. The ITC voted, on March 5, 2001, to institute an investigation ("Certain CMOS Active Pixel Image Sensors And Products Containing Same," Investigation No. 337-TA-451); by instituting this investigation, the ITC has not yet made any decision on the merits of the case. If the ITC ultimately determines that a violation of Section 337 exists, the involved products may be precluded from importation into and/or sale in the United States. Once instituted, an ITC investigation is generally completed within approximately one year and sometimes within approximately eighteen months. We have agreed to jointly defend Creative Labs, Inc. and X10 Wireless Technology, Inc. As with the action pending in the Northern District of California, we believe the claims of Photobit and CalTech are meritless, and plan to vigorously defend ourselves in the ITC investigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  We completed our initial public offering ("IPO") on July 14, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-31926), which was declared effective by the Securities and Exchange Commission on July 13, 2000. In the IPO, we sold an aggregate of 5,000,000 shares of common stock. In August 2000, the underwriters' of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds from exercise of the over-allotment option aggregated approximately $8.5 million after paying the underwriters' fee and related expenses. The sale of the shares of common stock generated aggregate gross proceeds of approximately $74,750,000, including proceeds from the exercise of the over-allotment option. The aggregate net proceeds were approximately $67,661,000, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5,233,000 and directly paying expenses of the offering of approximately $1,857,000. Fleet Boston Robertson Stephens Inc., Prudential Volpe Technology and Needham & Company, Inc. were the lead underwriters for the IPO. As of January 31, 2001, approximately $20,000,000 of the net proceeds were used for working capital purposes and the remaining $47,661,000 were invested in cash equivalents and short-term investments.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

             Exhibit
             Number                      Description
             -------                     -----------
              10.16          Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang
                             Export Processing Zone between OmniView Technology International Ltd. and
                             Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28,
                             2000.

              10.17          Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply
                             to the Feasibility Study Report and Articles of Association of Foreign
                             Solely-funded Hao wei Electronics (Shanghai) Co., Ltd. dated December 19, 2000.

              10.18          Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView
                             Technology International Ltd. and Shanghai Songjiang District Building and Land
                             Administrative Bureau dated December 28, 2000.

              21.1           Subsidiaries of the Registrant.


(b)  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended January 31, 2001.

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


                                        Omnivision Technologies, Inc.
                                        -----------------------------
                                                (Registrant)

Dated: March 19, 2001


                            By:                /s/ Shaw Hong
                                -----------------------------------------------
                                                  Shaw Hong
                                Chief Executive Officer, President and Director
                                        (Principal Executive Officer)

Dated: March 19, 2001


                            By:             /s/ H. Gene McCown
                                -----------------------------------------------
                                               H. Gene McCown
                                Vice President of Finance and Chief Financial
                                        Officer (Principal Financial
                                           and Accounting Officer)