Form 10-K
period 2001-04-30
OMNIVISION TECHNOLOGIES INC
filed 2001-07-23
CIK 1106851

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended April 30, 2001.

    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from            to
                                  ------------  -----------

    Commission file number:  0-29939

                        OMNIVISION TECHNOLOGIES, INC.
           (Exact name of registrant as specified in its charter)

               Delaware                              77-0401990
    (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)           Identification Number)

              930 Thompson Place, Sunnyvale, California 94085
            (Address of principal executive office)  (Zip Code)

     Registrant's telephone number, including area code:  (408) 733-3030

         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
        Title of each class                      on which registered
        -------------------                    ---------------------
               None                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on July 17, 2001 as reported on the Nasdaq National Market, was approximately $97,780,890. Shares of Common Stock held by each executive officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of July 17, 2001, registrant had outstanding 22,093,787 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2001 Annual Meeting of Stockholders.

===============================================================================

                        OMNIVISION TECHNOLOGIES, INC.

                                  INDEX TO

                         ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED APRIL 30, 2001


                                                                          Page
                                                                          ----

                                   PART I


Item 1.  Business.........................................................  3
Item 2.  Properties....................................................... 17
Item 3.  Legal Proceedings................................................ 17
Item 4.  Submission of Matters to a Vote of Security Holders.............. 18

                                   PART II


Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................ 19
Item 6.  Selected Financial Data.......................................... 21
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk....... 40
Item 8.  Financial Statements and Supplementary Data...................... 41
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 41

                                  PART III


Item 10. Directors and Executive Officers of the Registrant............... 42
Item 11. Executive Compensation........................................... 42
Item 12. Security Ownership of Certain Beneficial Owners and Management... 42
Item 13. Certain Relationships and Related Transactions................... 42

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 43

Signatures................................................................ 45

                                    PART I


ITEM 1. BUSINESS

This Annual Report on Form 10-K, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Annual Report on Form 10-K, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, the statements regarding the timing of the marketability of emerging applications; the growth of the PC camera market; the growth of the number of pictures generated as different uses of imaging and video emerge; the ease of transferring images across PC systems and communication networks; opportunities for small, low power, low cost digital still cameras to be integrated directly into portable devices; the growth of the market for digital still cameras; the growth of the CMOS image sensor market and the time at which the CMOS image sensor market will surpass the CCD image sensor market; the role which new CMOS image sensors will play in moving video applications into many new mass markets; the suitability of multiple chip image sensors for many new mass market applications; the advantages derived by us and our customers from directly working together; our continued investment of significant funds in research and development; our future success being dependent upon our ability to protect our intellectual property; our plan to vigorously defend ourselves in lawsuits regarding intellectual property; our continued evaluation of the benefits of migrating to a smaller circuit technology, using other color filter vendors and other packaging technologies and making our testing facilities available to third parties; the retention of future earnings and the payment of cash dividends; our plan for the use of the net proceeds of our initial public offering; our current foreign currency exchange rate risk; the effect of a 10% change on interest rates on our fair market value and our portfolio and our expectation of the effect of a sudden change in market interest rates on our operating results and cash flows. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled "Factors Affecting Future Results" in Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operation and this section. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.


Overview
--------

     We were organized in 1995 as a California corporation and completed a reincorporation in Delaware in March 2000 prior to our initial public offering. We design, develop and market high performance, high quality and cost efficient semiconductor imaging devices for computing, communications and consumer electronics applications. Our main product, an image sensor, is used to capture an image in cameras and camera related products such as personal computer cameras, digital still cameras, personal digital assistant cameras and mobile phone cameras. We have developed our image sensors using the standard semiconductor manufacturing process used for approximately ninety percent of modern integrated circuits. This enables us to take advantage of the many benefits of high volume, mainstream semiconductor manufacturing such as low cost, high reliability, volume capacity and competitive lead times. In addition, unlike competitive image sensors which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. This leads us to believe that we supply the most highly integrated, single chip image sensor. Our single chip design offers competitive advantages that can allow our customers to design cameras that are lower in cost, smaller, lighter in weight, consume less power, are more reliable and more easily integrated with other circuits than cameras using multiple chip image sensors. Our image sensors are currently used for the following applications:

     o digital still cameras, personal computer video cameras, personal digital assistant cameras and mobile phone cameras which are used for capturing images that can be stored, downloaded, viewed, edited and manipulated, and for Internet applications such as creating still and live video for websites and e-mail;

     o security and surveillance systems and closed circuit television systems including onsite and remote security cameras for both home and business and surveillance systems such as baby monitors and door phones; and

     o toys and games such as highly interactive participatory video games where the users' motions and images can be incorporated into the game and his or her motions, rather than a joystick or mouse, control actions in the game.

     We assist our customers in developing new image sensor specifications that are required for emerging applications. We believe that these applications will be marketable within the next three years. Examples of such applications include:

     o personal identification systems such as fingerprint scanners, retina scanners and face recognition systems;

     o medical imaging devices used for routine doctors' office examinations;

     o machine control systems such as bar code readers, production control systems and quality inspection systems;

     o automotive applications such as cameras that may replace rear and side view mirrors to security systems, air bag inflation sensors, accident recorders, driver monitors and maintenance inspection systems; and

     o videophones integrated in tabletop phones.

     We have shipped approximately 6.5 million image sensors in the year ended April 30, 2001, or Fiscal Year 2001, as compared to approximately 4.0 million image sensors in the year ended April 30, 2000 or Fiscal Year 2000. Our customers include industry leading original equipment manufacturers, or OEM, such as Alaris, Inc., or Alaris, Creative Technologies Ltd., or Creative, Teksel Co., Ltd., or Teksel, who distributes our products to Kyocera Corporation, or Kyocera, X10 Wireless Technology, Inc., or X10, and Viewquest Technologies, Inc., or Viewquest.

     Our objective is to be a leading supplier of image sensors for camera manufacturers by:

     o focusing on capturing mass market applications;

     o targeting camera manufacturers by assisting them in the design and development of their products;

     o maintaining our technology leadership by continuing to develop our core technology;

     o continuing to develop new products aimed at new and existing markets;
       and

     o continuing to establish both formal and informal strategic relationships with key suppliers and customers.


Industry Background
-------------------

   Growth of Digital Video Imaging

     Multimedia technology and its uses have grown in the past decade. A significant driver of this growth in multimedia has been the growth of video technologies. Many large industries including the movie, television, publishing and computer industries depend directly on video technologies to create and deliver their products. Traditionally all video, still image and sound products were based on analog technologies. More recently, computer based video technology has been replacing traditional analog image and sound capture technologies, such as conventional cameras, film and tape recorders. This has begun to occur because digital technology offers enhanced quality, manipulation and storage capabilities that analog technologies lack. For example, a movie recorded and stored digitally can be easily searched and will not suffer degradation over time.

   The Internet and Miniaturization of Electronics Fuel Demand for Video
Imaging

     Video and image capture on PCs was first used in videoconferencing applications. However, early videoconferencing applications were expensive, and suffered from poor image quality and inadequate network infrastructure. Video conferencing grew rapidly as image quality improved and cameras became more affordable. Cahners In-Stat Group predicts that the market for PC cameras will grow from approximately 9 million units in 2000 to approximately 35 million units by 2004. As cameras became readily available on PCs, applications other than videoconferencing quickly followed. The introduction of the World Wide Web browser, with its hypertext and Uniform Resource Locator, or URL, address system, changed the Internet from a text based system to a multimedia driven network that features sound, pictures and live video clips. Fueled by the growth of the Internet as a method to publish, transport and store images, the number of pictures generated is expected to grow significantly as different uses of imaging and video continue to emerge. Today PC video cameras are used for capturing still pictures and live video clips used for web sites, video email, video greeting cards, web based photo exchanges, desktop publishing and interactive games. As network bandwidth continues to improve, transferring images across PC systems and communication networks will become even easier, further driving the demand for video and multimedia applications.

     Miniaturization has moved computing from the desktop to a wide assortment of portable and hand held devices including laptops, personal digital assistants, electronic games and mobile phones. These battery operated devices are creating an opportunity for small, low power, low cost digital still cameras to be integrated directly into the portable device so that images can be captured for transfer to computer systems using wired or wireless methods. Examples of commercial uses for these captured images include property damage pictures for insurance claims, images of competitive products for analysis, or enhancement of computer contact databases.

     The more recent digital still cameras use a live video image sensor to display a real time image on a miniature, built in display which serves as a viewfinder. Still images captured by the same sensor and stored in the camera are transferred to a computer system for viewing, editing, transmitting and printing. When connected to the computer, digital still cameras can also function like PC video cameras. These devices have made a significant impact on the camera market by taking market share from film based cameras and are one of the fastest growing consumer electronic products.

   Advances in Image Sensor Technology

     Image sensors are at the center of all electronic cameras. Image sensors capture an image through a lens and convert that image into electronic signals. Charged couple device, or CCD, technology has dominated the image sensor market for over 25 years. However, production is concentrated with relatively few, large, primarily vertically integrated camcorder manufacturers. According to a study published by the Cahners In-Stat Group in October 2000, the top six CCD image sensor manufacturers, Fuji Corporation, or Fuji, Matsushita Electric Industrial, or Matsushita, Nippon Electric Corporation or NEC, Sharp Corporation, or Sharp, Sony Corporation, or Sony, and Toshiba Corporation, or Toshiba, account for approximately 97.3% of total CCD image sensor production.

     A newer, easier to use semiconductor technology, complementary metal oxide semiconductor, or CMOS, has been adopted for most common integrated circuits. Although CMOS technology has been available for image sensor designs for over 20 years, until recently it has not been used in commercial products because of poor image quality. Recent improvements in CMOS, including smaller size circuits, better current control, and a more stable fabrication process, have made it possible to design CMOS image sensors that provide high image quality and that have many advantages over CCD sensors.

   Advantages of CMOS Over CCD Technology

     CMOS technology has many advantages over CCD technology including:

     o Cameras using CMOS image sensors consume as little as one tenth as much power as those using CCD technology, making them more suitable for battery operated applications.

     o CMOS image sensors require only one voltage, the three or five volts typically used for modern integrated CMOS circuits, while CCD image sensors require three separate and different voltages, which means that CMOS image sensors are easier and less costly to integrate into companion circuit boards.

     o CMOS technology permits integration of more functions into fewer chips, providing space, cost, product design and reliability advantages.
Cameras using CMOS technology do not require as many semiconductors as cameras using CCD technology.

     o The CMOS fabrication process requires fewer masking steps than the CCD fabrication process. The CCD fabrication process generally requires 20 to 40 masking steps, which is two to three times more complex than the typical CMOS fabrication process.

     o CMOS image sensors do not cause an image to lose definition when directed towards bright light while CCD image sensors create a blurry or smeared image.

     In addition, since CCD technology is used only for image sensors, future improvements in the core technology and the fabrication process are concentrated among a few large, vertically integrated equipment manufactures. Such concentration tends to limit innovation and investments, and according to Frost & Sullivan, economies of scale for the manufacture of CCD image sensors have already been reached. By contrast, CMOS technology is used for approximately 90% of modern integrated circuits.

     Because of the advantages of CMOS technology, the market for CMOS image sensors is expected to surpass the market for CCD image sensors in 2003. The Cahners In-Stat Group forecasts in its study published in October 2000, that CMOS's share of the image sensor market will grow from approximately 30% in 2000 to 75% in 2004. In particular, Cahners In-Stat Group predicts that in 2004, approximately 88.6% of the 35 million PC cameras will use CMOS image sensors. Cahners In-Stat Group also predicts that in 2004 CMOS technology will account for approximately 45.8% of the 34.9 million digital still cameras.

   Applications for CMOS Image Sensors

     Based on discussions with current and potential customers, we anticipate that the newer CMOS image sensors will help move video applications into many new mass markets, particularly where low cost, low power consumption and small size are important. Some of these applications include:

     o a wide array of personal identification systems, including fingerprint scanners, retina scanners and face recognition systems that can be used for credit card and debit card authorization, opening a hotel door, entering a car or home, accessing a computer or online network, and any number of applications where a system needs to identify a person as a valid user;

     o a wide array of medical instruments used for routine doctors' office examinations;

     o videophones integrated into tabletop phones;

     o automotive applications that range from cameras that may replace rear and side view mirrors to security systems, air bag inflation sensors, accident recorders, driver monitors and maintenance inspection systems; and

     o machine control applications, including bar code readers, production control systems and quality control monitors.

     However, we believe that multiple chip CMOS image sensors do not fully take advantage of the benefits enabled by CMOS technology. Image sensors that require more than one chip are more expensive, larger, heavier, consume more power, are less reliable and are more difficult to integrate with other electronic circuits. As a result, multiple chip image sensors may not be ideal for many new mass market applications.

Our Solution
------------

     We design, develop and market our high performance, high quality and cost efficient image sensors for computing, communications and consumer electronics applications. We have developed our image sensors using the standard CMOS manufacturing process used for approximately 90% of modern integrated circuits. As a result, unlike competitive image sensors which require multiple chips to achieve the same functions, we are able to integrate nearly all the camera functions into a single chip. This leads us to believe that we supply the most highly integrated single chip image sensor. Customers can use our highly integrated image sensor to design camera products that are lower in cost, smaller in size, lighter in weight, consume less power and are more reliable and easier to integrate with other electronic circuits than cameras using the traditional CCD technology or multiple chip CMOS image sensors.

     Our proprietary circuit design integrates the image capture, the image processing function, the color processing and the conversion and output into a single chip. Our image sensors are used in conjunction with our interface chips or other manufacturers' adaptor chips to connect directly with a personal computer.

     Our image sensors provide a number of benefits to our customers, including the following:

     o Lower Cost. The highly integrated design of our image sensors allows
       -----------
       our customers to build a camera that can be generally less expensive than one using CCD technology. Our single chip image sensor also allows our customers to build cameras that generally are less expensive than cameras using multiple chip CMOS image sensors.

     o Lower Power Consumption. A camera using our image sensor can require as
       ------------------------
       little as one tenth of the power required for a CCD camera and half the power required for a multiple chip CMOS camera, making our solution more suitable for battery powered operation. In addition, CMOS image sensors use a single voltage while CCD image sensors require three voltages. As a result of this simplicity, our customers can more easily and quickly design camera products.

     o Smaller Size. Our highly integrated, single chip design allows our
       -------------
       customers to develop cameras that are smaller in size and lighter in weight than cameras that use CCD or multiple chip CMOS image sensors. For portable applications, size and weight are critical factors in a consumer's buying decision. Additionally, devices using our image sensors are more reliable because there are fewer parts to fail.

     o Streamlined Manufacturing and Production. Our image sensors provide
       -----------------------------------------
       consistent quality that makes them easier to use for large-scale production than CCD image sensors because CCD image sensors must each be hand calibrated to match companion components. Our image sensors can be mounted with automatic insertion equipment and run through standard automatic re-flow soldering lines, whereas CCD must each be individually placed and soldered by hand.

     o Ease of Use for End Users. As opposed to other CCD and CMOS image sensor
       --------------------------
       manufacturers, we offer a complete solution for our customers' end users. Use of our image sensors along with our interface chips and our Windows(r) and Apple Computer iMac(r) software drivers enables a plug and play connection of the camera to a personal computer.

     o Accelerated Time to Market. The highly integrated nature of our image
       ---------------------------
       sensors and their programming ease simplify the design of cameras and allow our customers to shorten their product design time. We can also help our customers accelerate their time to market by providing camera reference designs, engineering design review services and customer product evaluation testing and debugging services.

Our Strategy
------------

     Our objective for Fiscal Year 2001 was to maintain and grow our leadership position as a supplier of CMOS image sensors for the camera manufacturer marketplace. Key elements of our strategy included:

     o Target Mass Market Applications. We focused our efforts on mass market
       --------------------------------
       opportunities for image sensors. These markets included cameras for closed circuit television systems, digital still cameras, personal computer video cameras, personal digital assistant cameras, mobile phone cameras, cameras for security and surveillance systems, cameras for toys and games, videophones, personal identification systems, medical imaging devices, machine control systems and automotive applications.

     o Focus on Camera Manufacturers. We used our expertise in the design of
       ------------------------------
       consumer cameras to assist our camera manufacturer customers to design and develop their products using our image sensors.

     o Maintain Technology Leadership. We maintained our technology leadership
       -------------------------------
       by developing our core technology. Our product and technology strategy is focused on developing image sensors that are smaller in size, consume less power and have higher pixel resolutions. During Fiscal Year 2001, we achieved progress along all of these parameters and made announcements of new products in all of these categories, including our new higher resolution sensors, smaller, lower power consuming versions of the CIF and VGA sensors, and new software drivers for the Apple iMac market.

     o Developed New Products. In Fiscal Year 2001, we developed new products
       -----------------------
       aimed at new and existing markets. We introduced three new product families, which included the OV8110 and related OV8610 medium resolution chips and the OV9110 and related OV9610 high resolution megapixel chips.

     o Continued to Develop Strategic Relationships. We continued to establish
       ---------------------------------------------
       both formal and informal strategic relationships with key manufacturers and customers. Relationships with manufacturers enable us to gain access to wafer capacity and develop joint engineering projects aimed at enhancing the application of our image sensors and improving the production yield and the sensor image quality of our image sensors. Relationships with customers have allowed us to collaborate in the design and development of cameras using our image sensors.


Products
--------

     We design, develop and market our high performance, high quality and cost efficient CMOS image sensors for computing, communications, automotive and consumer electronics applications.

     We have developed proprietary designs for a single chip image sensor that includes the image capture, image processing circuitry, color processing and conversion and output. Our products are programmable and allow our customers to provide custom, proprietary features in their application software or hardware design so that they can offer unique products to end users. Our technology provides a platform for different products that allow our customers to choose the most appropriate features for their applications. These features include:

                                Product Features

Complementary Metal Oxide
Semiconductor Image Sensors              Black and white or color
Resolutions                              Low resolution
                                         Medium resolution
                                         High resolution
Output Signal                            For television
                                         For computers
Operating Voltage                        5 volt or 3 volt
Optical Lens Size                        1/6, 1/5, 1/4, 1/3 or 1/2 inch format
Interface Chips                          For connecting to computers
Software Drivers                         Windows and Apple computer
                                         software drivers

     The following table summarizes our current image sensor product offerings:


                               CMOS Image Sensors
-------------------------------------------------------------------------------
            Product
    Black and    Color                                             Introduction
 White Sensors  Sensors  Resolution   Output     Target Markets         Date
--------------  -------  ----------   ------     --------------         ----
    OV5116               Low       NTSC or PAL    Security and          2/01
                                   for TV         surveillance
                                                  Toys and games

    OV5017               Low       For computers  Machine control       5/97
    OV7410      OV7910   Medium    NTSC or PAL                          2/99
                                   for TV         Security and
                                                  surveillance
                                                  Close circuit
                                                  television
                                                  Toys and games

   OV6120       OV6620   Low       For computers  PC video cameras      4/99
                                                  Toys and games
                                                  Machine control
   OV7120       OV7620   Medium    For computers  PC video cameras     10/99
                                                  Digital still cameras
                                                  Machine control
                                                  Security and
                                                  surveillance

   OV6130       OV6630   Low       For computers  PC video cameras       2/00
                                                  Toys and games
                                                  Machine control

   OV8110       OV8610   Medium    For computers  PC video cameras       2/01
                         High                     Digital still cameras
                                                  Machine control
                                                  Security and
                                                  surveillance

   OV9110       OV9610   High      For computers  PC video cameras       4/01
                                                  Digital still cameras
                                                  Machine control
                                                  Security and
                                                  surveillance


     We also provide a companion chip used to interface our image sensors to the universal serial bus, a connection which allows add on devices to be connected to personal computers. These low cost, proprietary designed chips accept the live video output from our image sensors, perform data compression and handle the bus protocol for transferring the image data to the personal computer. They also act as a master for passing programming information to and from our image sensor.

     We also design, develop and license plug and play software drivers for Microsoft Windows and Apple Computer's iMac system. These software drivers accept the image data being received from the universal serial bus, provide the data decompression if required and manage interface protocols with the camera. These drivers have been designed for speed and flexibility and allow easy customization of the user interface to give the appearance of the customer's branded product or application software.


Customers
---------

     Our customers include industry leading camera manufacturers, contract manufacturers and distributors. During Fiscal Year 2001, we shipped approximately 6.5 million image sensors as compared to approximately 4.0 million image sensors during Fiscal Year 2000. The following table describes representative camera manufacturer customers who purchase our products for their own branded products and contract manufacturers who build products for a camera manufacturer. Also shown are representative distributors who purchase our products for resale.


         Customer             Product Family                Markets
         --------             --------------                -------
            Camera Manufacturer and Contract Manufacturer Customers
-------------------------------------------------------------------------------
Alaris                 Color digital sensors         PC video cameras
                       Color analog sensors          Toys and games
COMedia                Black and white analog        Security and surveillance
                       sensors
                       Color analog sensors
Creative Technology    Color digital sensors         PC video cameras
                       USB interface                 Digital still cameras

CRS Electronic         Color analog sensors          Toys and games
Philips                Color digital sensors         PC video cameras
                       USB interface
Olympus Optical Co.    Color digital sensors         Security and surveillance
                       Color analog sensors          PC video cameras
Prochips Technology    Color digital sensors         PC video cameras
                       USB interface
Teksel/Kyocera         Color digital sensors         Cell phone accessory
Samsung                Color digital sensors         PC video cameras
                       USB interface
Mtek Vision            Color digital sensors         PC video cameras
                       USB interface
Viewquest Technologies Color digital sensors         Toys and games
                       USB interface                 PC video cameras
                                                     Personal digital assistant
                                                     cameras
Welch Allyn            Black and white analog        Bar code readers
                       sensors
                       Color analog sensors
X10 Wireless
  Technology, Inc.     Color analog sensors          Security and surveillance

                                  Distributors
-------------------------------------------------------------------------------
World Peace            Color digital sensors         PC video cameras
 Industrial (Taiwan)   Black and white digital       Digital still cameras
                       Sensors                       Security and surveillance
                       Color analog sensors          General purpose cameras
                       USB interface


     In many cases, our camera manufacturer customers outsource manufacturing functions to third parties. In these cases we typically help these third party manufacturers bring the design to production. Once the production is ready, we sell our products to these third party manufacturers either directly or through distributors. For example, Viewquest, a major manufacturer in Taiwan, manufactures a personal digital assistant camera for Kodak. In many cases these third party manufacturers may also introduce us to additional camera manufacturers with whom they have relationships.

     In Fiscal Year 2001, approximately 71% of our revenues were derived from camera manufacturers and their contract manufacturers. Our largest customer, Creative, accounted for 14% of our total revenues. No other single camera manufacturer customer represented more than 10% of total revenues.

     We have signed an agreement with Creative under which Creative has agreed to purchase various products of ours which are used in personal computer video cameras and digital still cameras. This agreement expires in February of 2002. We have also entered into a software license agreement with Creative. Pursuant to this agreement, we have granted to Creative a non-exclusive, royalty free license to use our software in connection with Creative's manufacture of products which incorporate our image sensors.

     In Fiscal Year 2001, approximately 29% of our revenues were from distributors. The largest distributor was World Peace Industrial Co. Ltd., or World Peace, who represented approximately 17% of total revenues. No other single distributor represented more than 10% of total revenues. We have signed agreements with most of our distributors, including World Peace.


Strategic Relationships
-----------------------

     We have established an informal strategic relationship with Taiwan Semiconductor Manufacturing Corp., or TSMC, both in Taiwan and in the United States. TSMC is one of our primary sources of wafer fabrication. This relationship includes joint engineering projects aimed at improving production yields, improving image quality and correlating final packaged chip testing and wafer level testing. We provide extensive, in depth technical expertise on image sensor design issues, which has allowed TSMC to develop an image sensor production business. TSMC provides us with extensive, in depth technical expertise on variations of the CMOS semiconductor fabrication process which assists us in improving the design and production of our image sensors. We are one of TSMC's largest customer for CMOS image sensors and in the past we have received preferential capacity scheduling.

     We have signed an agreement with Powerchip Semiconductor Corp., or PSC, as a second source for wafer fabrication. By working closely with PSC's engineers, we have been able to design new image sensor products that take advantage of PSC's memory chip fabrication processes. PSC's fabrication process gives us a number of important improvements, including better current control for better image quality, three-volt power for portable applications and more image sensor chips per wafer. In return, we have assisted PSC in the image sensor fabrication and the color filter application process business.

     We have several informal strategic relationships with key customers in the development of new camera products incorporating our image sensors. By working directly with key customers, we can help them take advantage of our image sensors and can inform them of new developments so they can market their products more quickly. By learning more about our customers' desires and requirements we are able to plan and prioritize our product development projects. These key customers include Creative, for PC video cameras and digital still cameras, Alaris for PC video cameras, Viewquest for cameras for toys, PC video cameras and personal digital assistant cameras, Teksel/Kyocera for cameras for mobile telephones, Welch Allyn for cameras for bar code readers, and X10 for cameras for home entertainment and surveillance cameras.


Sales and Marketing
-------------------

     We sell our products through a direct sales force and indirectly through distributors and manufacturer's representatives. As of April 30, 2001, our sales and marketing organizations had a total of 30 employees. We also have 24 independent distributors and manufacturers' representatives, four of whom are domestic and 20 of whom are located outside the United States.

     Our sales and marketing strategy in Fiscal Year 2001 was to achieve design wins with key industry leaders who target mass market applications. We sold our image sensors to camera manufacturers who market camera products under their own brand. We also sold image sensors to large manufacturing companies that produce camera products for others to market under different brand names. Through our relationships, we have developed considerable expertise in the design of consumer cameras. We have used that expertise to assist our customers in developing their products which incorporate our image sensors. We also have provided reference designs and engineering design review and engineering product evaluation testing and debugging services for our customers.


Technology
----------

     We have key technical competencies in analog signal processing design, mixed signal circuit design, advanced CMOS image sensor design, automatic testing and single chip semiconductor design.

   Analog Circuit Design

     We have in-house expertise to design sophisticated analog semiconductor circuits. This expertise is unique because most semiconductor design engineers today work in the area of digital circuit design. Our in house expertise has allowed us to process the video data captured in the analog domain, which has many significant advantages over digital processing. Analog processing works directly on the original image signals without the loss of data typical with conversion to digital processing. Analog circuits require considerably less space which means we can design smaller chips with far less noise caused by heat or cross talk than digital circuits. The image processing circuits take approximately 20% to 30% of the space in our typical image sensor design, leaving 70% to 80% for the image sensing array. Most CCD image sensors and other competitive CMOS image sensor products convert the image signal to digital as the very first step. In our product designs, conversion to a digital signal is the last step taken before the output step rather than the first. Analog processing is the key for integrating all the functions on a single chip thereby taking full advantage of the benefits of CMOS technology.

   Mixed Analog/Digital Circuit Design

     We have developed extensive in house expertise in the technology of mixing analog and digital signals in the same semiconductor design without suffering the common problems of interference from noise caused by heat or crosstalk. We use digital circuits in our image sensors to interface to the outside digital world. We have developed a method of programming the analog processing circuits which gives our customers extensive and flexible programming capability from digitally based microprocessors and micro controllers.

   Advanced CMOS Image Sensor Design

     Our in house semiconductor design engineers are skilled in the design of high speed, low power and mixed analog/digital CMOS image sensors. We use advanced design techniques to develop high speed, highly integrated semiconductors which can be fabricated using standard CMOS processes and which can be manufactured using conventional low cost packages.

   Automatic Testing

     Automatic testing methods and equipment designed for conventional CMOS devices are not sufficient for testing an image sensor. In addition to testing all the normal logic and electrical functions, an optical test must be performed on the image sensor. The sensor is turned on and captures a live image, which is subsequently analyzed for quality and color. Our in house expertise has allowed us to design automatic testing equipment, specifically for CMOS image sensors. Using commercially available off the shelf modules and components, we have designed and developed a complete microcomputer based testing system that has automatic handling capability, an image source, a lighting and lens system and automatic output sorting. This low cost system is programmable so that testing criteria and testing methodology can be easily changed and can be replicated to meet increased production requirements. The system produces detailed reports on test results that are used for feedback to our quality control and operations department. We currently use these systems to deliver a high quality product at high production volumes.

   Single Chip Semiconductor Design

     Our expertise has allowed us to create a single chip CMOS image sensor. Our single chip integrates the image capture, the image processing, the color processing and conversion and output for either television or computers.

Research and Development
------------------------

     The internal design of our CMOS image sensors has been done in a modular fashion. The major functions, such as the image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand alone circuits that can rapidly be modified or used as is in new product developments. As a result, circuit improvements automatically migrate to each new product, and the total development time and cost for new products is greatly reduced.

     We use a team approach to design new products, which includes a senior design engineer and additional engineers with specific design expertise. As of April 30, 2001, we had a total of 45 employees in R&D, including 14 employees in our core logic group responsible for image sensor design and development and 31 employees in our engineering systems group responsible for the design and development of interface chips, software drivers, reference camera designs, automated test equipment and customer engineering support services.

     We have invested, and expect that we will continue to invest, significant funds on research and development. Our research and development expenses were approximately $5.5 million in Fiscal Year 2001, $3.7 million in Fiscal Year 2000, and $3.3 million in the fiscal year ended April 30, 1999 or Fiscal Year 1999.


Intellectual Property
---------------------

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secrets, as well as nondisclosure agreements and other methods to protect various aspects of our image sensors such as the image capture and the image processing circuit. As of April 30, 2001, we have been issued 14 United States patents. We have also received nine foreign patents. We have filed 24 additional United States patent applications, of which two have been allowed. We have also filed 33 additional foreign patent applications, of which one has been allowed. These patents and patent applications protect the single chip image sensor design, noise reduction and cancellation circuits, image enhancement, color processing, and applications technologies of our semiconductor image sensors.

     In March 2000, we received a letter from Koninklijke Philips N.V., or Philips, in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. Although we do not believe any of our products infringe any Philips patent, we are currently discussing possible royalty or licensing arrangements as a means of business resolution. In the meantime, we have completed implementation of a new serial bus system for our products.

     In March 1999, we received a letter from Photobit Corporation, requesting that we review our products in light U.S. Patent No. 5,841,126. Photobit did not respond to our inquiry regarding this letter. In June 2000, we received additional correspondence from counsel for Photobit and California Institute of Technology ("CalTech"), asserting infringement of U.S. Patent No. 5,841,126, U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S. Patent No. 6,005,619
and U.S. Patent No. 6,021,172, which relate to various aspects of image sensors. Photobit did not indicate which of our products were implicated nor the manner in which it believed any of our products might infringe on any of its patents. Following unsuccessful licensing negotiations, we filed, on October 13, 2000, an action in the U.S. District Court, Northern District of California, civil action number CV-00-3791, against Photobit and CalTech, seeking declaratory judgment that the five specifically identified patents (the '126, '659, '506, '619 and '172 patents) are invalid and/or not infringed by any of our products. An answer to our complaint was filed by Photobit and CalTech on November 22, 2000, including counterclaims alleging infringement as to the '126, '506 and '619 patents only. Our answer to those counterclaims was filed on December 12, 2000. Upon being granted leave to amend by the district court on June 6, 2001, OmniVision filed its amended complaint against Photobit and CalTech on June 21, 2001, which includes claims of inequitable conduct, patent misuse, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act. Photobit and CalTech's response to the amended complaint is due by late July. Discovery is currently in process, and trial is scheduled for July of 2002. We plan to vigorously protect our rights in this matter.

     On February 7, 2001, Photobit and CalTech filed a complaint with the U.S. International Trade Commission ("ITC"), based on the same three patents that are the subject of the counterclaims in the Northern District of California action (the '126, '506 and '619 patents) against us and against Creative Labs, Inc. and X10 Wireless Technology, Inc, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 (19 U.S.C. Sec.
1337). A supplement to the complaint was filed on February 27, 2001. The ITC voted to institute an investigation ("In the Matter of Certain CMOS Active Pixel Image Sensors And Products Containing Same," Investigation No. 337-TA-
451), and a Notice of Investigation was published on March 12, 2001. By instituting this investigation, the ITC has not yet made any decision on the merits of the case. In the event that the ITC ultimately determines that a violation of Section 337 has occurred, the involved products may be precluded from importation into and/or sale in the United States. At present, the target
date for completion of the investigation is May 13, 2002.   As with the action
pending in the Northern District of California, we believe the claims of Photobit and CalTech are meritless, and plan to vigorously defend ourselves in the ITC investigation.


Manufacturing
-------------

   Wafer Fabrication

     Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing our manufacturing to semiconductor foundries, we are able to avoid the high cost of owning and operating a semiconductor wafer fabrication facility. This allows us to focus our resources on the design, development and marketing of our image sensors.

     We outsource our wafer manufacturing to TSMC and PSC. Our image sensors are currently fabricated using a standard process at 0.25, 0.40, 0.50 and 0.60 microns. We continue to evaluate the benefits and feasibility of migrating to a smaller circuit technology in order to reduce costs or to increase quality and performance.

     We have signed agreements with Samsung Electronics Co. Ltd., or Samsung, and CoAsia Microelectronics Corp., Samsung's sales agent, under which Samsung fabricates one of our interface chips on its standard fabrication line. Samsung not only fabricates the wafers, but also packages the chips and performs a final test, delivering a final product that can be shipped by CoAsia Microelectronics Corp. directly to our customers when required. We also have a signed agreement with Winbond Electronics Corp., or Winbond, to supply interface chips to our customers.

   Color Filter Application

     A majority of our unit sales of image sensors for Fiscal Year 2001 are color image sensors. These require a color filter to be applied to the wafer before packaging. This color filter application uses a series of masks to place red, green and blue dyes on the individual picture elements in an industry standard Bayer pattern. As a final step, a micro lens is applied to each picture element. We outsource the application of our color filters to Toppan Printing Co., Ltd. in Japan and to TSMC in Taiwan.

   Assembly

     After wafer fabrication, and color filter application if required, the wafers are diced into chips, which are then assembled into packages. Our products are designed to use low cost standard packages that are widely in use for optical sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. We outsource the majority of our packaging requirements to Alphatec in Thailand and Kyocera in Japan. We continue to evaluate the benefits of using other vendors and other packaging technologies in order to further reduce costs or increase quality or performance.

   Testing

     High volume product testing is an important part of the production of image sensors and is a substantial barrier to entry for many companies. Production testing equipment designed for conventional CMOSs is not sufficient for testing image sensors because an optical image must be captured and checked in addition to checking the normal logic and electrical functions. The few commercially available image sensor testers are expensive and do not meet our high standards.

     We have designed our own automatic test equipment, using readily available modules and components. These testers are computer based and have automatic handling capability, a lighting and lens system, a changeable image source and automatic output sorting by grade. The system is programmable so that testing criteria and methodology can be changed easily to accommodate new products or special testing requests. Our cost to build a system is substantially less than that of commercially available testers. We can expand our production capability by building additional systems at a low cost. Current testing capacity is in excess of one million units per month.

     Our policy is to do a complete optical test of all our image sensors. Currently, substantially all of our testing is done on our testing machines installed at our headquarters facility in Sunnyvale, California, although a very small amount of testing for a few older products is done by hand by a third party. We continue to evaluate the benefits of making our testing machines available to outside vendors who could perform our testing in order to reduce costs.

     We use the reports from our testing machines to monitor the cause of any failure in order to place responsibility with the appropriate vendor, i.e. wafer fabrication, color filter application and packaging. Since image sensors are optical products, the introduction of impurities is a major concern during the color filter application and packaging process. We use test data to establish yield goals at each step of the manufacturing process and take remedial action as appropriate.

   Quality Assurance

     We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in depth circuit simulation before being committed to silicon. Test wafers are fabricated and test chips are packaged and live tested before a new product is committed to production. Initial production runs are kept at a minimum until sufficient products have completed the entire manufacturing and testing process and are delivered to and approved by customers. Full production runs are committed only at that time.

     We qualify each of our vendors through a series of industry standard environmental product stress tests, as well as an audit and an analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical parametric data from our foundries and other subcontractors. We closely monitor wafer foundry production to obtain consistent overall quality, reliability and yield levels.


Competition
-----------

     We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. We believe that the principal factors affecting competition in our markets are time to market, quality, total system design cost, availability of foundry capacity, customer support and reputation. Our primary competition comes from CCD image sensor manufacturers and CMOS image sensor manufacturers:

     o CCD Image Sensor Manufacturers. Image sensor manufacturers using CCD technology include a number of well established companies, particularly vertically integrated camcorder manufacturers. Our main competition comes from Cahners In-Stat Group believes the top six companies that collectively account for approximately 97.3% of the total CCD image sensor market. These six include Fuji, Matsushita, NEC, Sharp, Sony, and Toshiba; and

     o CMOS Image Sensor Manufacturers. Image sensor manufacturers using CMOS technology include a number of well established companies such as Agilent Technologies, Inc., ST Microelectronics, Conexant Systems, Inc., Hyundai Electronics Industries Co. Ltd., Mitsubishi Electronic, Motorola, Inc., and Toshiba Corporation. In addition, we compete with a large number of smaller companies including Zoran and Photobit Corporation.

     Our competitors include many large domestic and international companies that have greater access to advanced wafer foundry capacity, substantially greater financial, technical, marketing, distribution and other resources, broader product lines, access to large customer bases and longer standing relationships with suppliers and customers than we do.


Backlog
-------

     Sales are generally made pursuant to standard purchase orders. Our backlog includes only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. As of April 30, 2001 and 2000, our backlog was approximately $8.3 million and $23.7 million, respectively. Although our backlog is typically filled within two to four quarters, our current backlog is subject to changes in delivery schedules and backlog may not necessarily be an indication of future revenue.


Employees
---------

     As of April 30, 2001 we had a total of 104 full time employees, 81 located at our headquarters in Sunnyvale, California and 23 in foreign sales support offices. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.


Executive Officers of the Registrant

     The following table sets forth, as of April 30, 2001, certain information concerning our executive officers and directors:


            Name             Age               Position
            ----             ---               --------
Shaw Hong..................   63   Chief Executive Officer and Director
H. Gene McCown.............   65   Vice President of Finance and Chief
                                   Financial Officer
Robert J. Stroh............   61   Vice President of Strategic Marketing and
                                   Business Development
Raymond Wu.................   46   Executive Vice President and Director
Hank O'Hara (1)............   66   Vice President of Worldwide Sales
---------------------

(1) Mr. O'Hara resigned his position with us effective May 25, 2001.

     Shaw Hong, one of our cofounders, has served as one of our directors and
     ---------
as our Chief Executive Officer and President since May 1995. From January 1990 to April 1995, Mr. Hong was the President of HK Technology, Inc., an integrated circuit design company. Mr. Hong holds a B.S. in Electrical Engineering from Jiao Tong University in China and a M.S. in Electrical Engineering from Oregon State University.

     H. Gene McCown has served as our Vice President of Finance and Chief
     --------------
 Financial Officer since July 1999. From July 1998 to January 1999, Mr. McCown served as Vice President of Finance and Chief Financial Officer of Innovative Robotic Solutions, Inc, a manufacturer of semiconductor equipment. From July 1991 to July 1998, Mr. McCown served as Vice President of Finance and Chief Financial Officer of Chrontel, Inc., a semiconductor manufacturer. Mr. McCown holds a B.S. in Accounting from San Jose State University.

     Robert J. Stroh has served as our Vice President of Strategic Marketing
     ---------------
and Business Development since November 2000. From June 1998 to November 2000, Mr. Stroh served as our Vice President of Sales and Marketing. From January 1997 to June 1998, Mr. Stroh served as our Director of Marketing and Sales. From June 1993 to December 1996, Mr. Stroh founded and was president of Stroh Golf Ventures, a company that conducted golf camps, Stroh Holdings LLC, an Internet sales company, and Direct Product Network, Inc., an Internet sales company. Mr. Stroh holds a M.B.A. from Indiana University and a B.S. in Business from Pennsylvania State University.

     Raymond Wu, one of our cofounders, has served as one of our directors
     ----------
since May 1995 and as our Executive Vice President since October of 1999. From July 1998 to October 1999, Mr. Wu served as our Vice President of Business Development. From May 1995 to July 1998, Mr. Wu was the head of our Sales department and our Engineering department. From January 1990 to April 1995, Mr. Wu held various positions within the design and mechanical engineering departments of HK Technology, Inc. Mr. Wu received a B.S. degree in Electrical Engineering from Chung-Yuan University in Taiwan and a M.S. in Electrical Engineering from Wayne State University.

     Hank O'Hara resigned as our Vice President of Worldwide Sales in May 2001.
     -----------
From April 2000 to May 2001, Mr. O'Hara served as our Vice President of Worldwide Sales. From February 1997 to April 2000, Mr. O'Hara co-founded and served as Vice President Sales and Marketing of Alacritech, a designer and manufacturer of high performance networking boards. From January 1994 to February 1997, he served as Vice President of Sales of Pericom Semiconductor, a manufacturer of high performance digital and mixed-signal integrated circuits. In addition, over the past 30 years, Mr. O'Hara has held sales and marketing positions at various public companies. Mr. O'Hara received a B.S. in Mechanical Engineering from California Polytechnical Institute at San Luis Obispo.


ITEM 2.  PROPERTIES

     Our headquarters, including our principal engineering, administrative, marketing and testing facilities, are located in approximately 21,280 square feet of space we have leased in Sunnyvale, California under a lease expiring April 30, 2003.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions
arising out of the normal course of business.      In March 2000, we received a
letter from Koninklijke Philips N.V. in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. Although we do not believe any of our products infringe any Philips patent, we are currently discussing possible royalty or licensing arrangements as a means of business resolution. In the meantime, we have completed implementation of a new serial bus system for our products.

     In March 1999, we received a letter from Photobit Corporation, requesting that we review our products in light U.S. Patent No. 5,841,126. Photobit did not respond to our inquiry regarding this letter. In June 2000, we received additional correspondence from counsel for Photobit and California Institute of Technology, asserting infringement of U.S. Patent No. 5,841,126, U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S. Patent No. 6,005,619 and U.S.
Patent No. 6,021,172, which relate to various aspects of image sensors. Photobit did not indicate which of our products were implicated nor the manner in which it believed any of our products might infringe on any of its patents. Following unsuccessful licensing negotiations, we filed, on October 13, 2000, an action in the U.S. District Court, Northern District of California, civil action number CV-00-3791, against Photobit and CalTech, seeking declaratory judgment that the five specifically identified patents (the '126, '659, '506, '619 and '172 patents) are invalid and/or not infringed by any of our products. An answer to our complaint was filed by Photobit and CalTech on November 22, 2000, including counterclaims alleging infringement as to the '126, '506 and '619 patents only. Our answer to those counterclaims was filed on December 12, 2000. Upon being granted leave to amend by the district court on June 6, 2001, OmniVision filed its amended complaint against Photobit and CalTech on June 21, 2001, which includes claims of inequitable conduct, patent misuse, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act. Photobit and CalTech's response to the amended complaint is due by late July. Discovery is currently in process, and trial is scheduled for July of 2002. We plan to vigorously protect our rights in this matter.

     On February 7, 2001, Photobit and CalTech filed a complaint with the U.S. International Trade Commission, based on the same three patents that are the subject of the counterclaims in the Northern District of California action

(the '126, '506 and '619 patents) against us and against Creative Labs, Inc. and X10 Wireless Technology, Inc, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 (19 U.S.C. Sec.
1337). A supplement to the complaint was filed on February 27, 2001. The ITC voted to institute an investigation ("In the Matter of Certain CMOS Active Pixel Image Sensors And Products Containing Same," Investigation No. 337-TA-
451), and a Notice of Investigation was published on March 12, 2001. By instituting this investigation, the ITC has not yet made any decision on the merits of the case. In the event that the ITC ultimately determines that a violation of Section 337 has occurred, the involved products may be precluded from importation into and/or sale in the United States. At present, the target
date for completion of the investigation is May 13, 2002.   As with the action
pending in the Northern District of California, we believe the claims of Photobit and CalTech are meritless, and plan to vigorously defend ourselves in the ITC investigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information
     ------------------

     Our Common Stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol "OVTI" since July 14, 2000. The following table sets forth for the period indicated the high and low closing prices for our Common Stock, as reported by the Nasdaq National Market.


       Period Ended July 17, 2001                         High       Low
                                                          ----       ---
         First Quarter (through July 17, 2001)           $ 6.200   $ 3.480

       Fiscal Year Ended April 30, 2001                   High       Low
                                                          ----       ---

         Fourth Quarter                                  $ 5.781   $ 2.370
         Third Quarter                                   $35.000   $ 2.938
         Second Quarter                                  $47.250   $23.141
         First Quarter (from July 14, 2000)              $40.438   $22.750


     The reported last sale price of our Common Stock on the Nasdaq National Market on July 17, 2001 was $5.00. The approximate number of holders of record of the shares of our Common Stock was 224 as of July 17, 2001. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our Common Stock as of July 17, 2001 was approximately 2,700.

     We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

(b)  Report of offering securities and use of proceeds therefrom
     -----------------------------------------------------------

     We completed our initial public offering, or IPO, on July 14, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-31926), which was declared effective by the Securities and Exchange Commission on July 13, 2000. In the IPO, we sold an aggregate of 5,000,000 shares of common stock. In August 2000, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds from exercise of the over-allotment option aggregated approximately $8.5 million after paying the underwriters' fee and related expenses. The sale of the shares of common stock generated aggregate gross proceeds of approximately $74,750,000, including proceeds from the exercise of the over-allotment option. The aggregate net proceeds were approximately $67,661,000, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5,233,000 and directly paying expenses of the offering of approximately $1,857,000. Fleet Boston Robertson Stephens Inc., Prudential Volpe Technology and Needham & Company, Inc. were the lead underwriters for the IPO.

     From July 14, 2000 to April 30, 2001, we used such net offering proceeds, in direct or indirect payments to others, as follows:

     Purchase and installment of machinery and equipment.......   $   588,000
     Working capital...........................................    19,112,000
     Investment in short-term, interest-bearing obligations....    44,161,000
     Investment in China subsidiary............................     3,800,000
                                                                  -----------
     Total.....................................................   $67,661,000
                                                                  ===========


     Each of such amounts is a reasonable estimate of the application of the net offering proceeds.

     Other than anticipated capital expenditures in the amount of approximately $2.5 million and anticipated investment expenditures of approximately $7.0 million in the next twelve months, we have no specific plan for the proceeds from our initial public offering. The primary purpose of the offering has been to use the proceeds for general corporate purposes, including working capital. We may also use some of the proceeds to meet capacity commitments or to acquire other companies, technology or products that complement our business, although we are not currently planning any of these transactions. Pending these uses, the net proceeds of the offering have been invested in interest bearing, investment grade securities.

ITEM 6:  SELECTED FINANCIAL DATA


                                                               Fiscal Year Ended April 30,
                                              ----------------------------------------------------
                                                 2001       2000       1999       1998       1997
                                                 ----       ----       ----       ----       ----
                                                     (in thousands, except per share data)
Statement of Operations Data:

Revenues..................................... $ 53,707    $40,253     $ 5,243    $ 1,476   $    59
Cost of revenues.............................   54,696(1)  28,191       4,085      2,652       557
                                              --------    -------     -------    -------   -------
Gross profit (loss)..........................     (989)    12,062       1,158     (1,176)     (498)
                                              --------    -------     -------    -------   -------
Operating expenses:
  Research and development...................    5,539      3,702       3,290      3,440     1,698
  Selling, general and administrative........    6,703      3,243       1,853      1,323       706
  Stock compensation charge..................    1,018      1,552         459        206        44
                                              --------    -------     -------    -------   -------
    Total operating expenses.................   13,260      8,497       5,602      4,969     2,448
                                              --------    -------     -------    -------   -------
Income (loss) from operations................  (14,249)     3,565      (4,444)    (6,145)   (2,946)
Interest income (expense), net...............    2,692        174         396        106       108
                                              --------    -------     -------    -------   -------
Income (loss) before income taxes............  (11,557)     3,739      (4,048)    (6,039)   (2,838)
Provision for income taxes...................       --        300          --         --        --
                                              --------    -------     -------    -------   -------
Net income (loss)............................ $(11,557)   $ 3,439     $(4,048)   $(6,039)  $(2,838)
                                              ========    =======     =======    =======   =======
Net income (loss) per share:
  Basic...................................... $  (0.67)   $  1.15     $ (5.59)   $(12.71)  $(16.89)
                                              ========    =======     =======    =======   =======
  Diluted.................................... $  (0.67)   $  0.21     $ (5.59)   $(12.71)  $(16.89)
                                              ========    =======     =======    =======   =======
Shares used in computing per share amounts:
  Basic......................................   17,134      2,985         724        475       168
                                              ========    =======     =======    =======   =======
  Diluted....................................   17,134     16,399         724        475       168
                                              ========    =======     =======    =======   =======


                                                                     April 30,
                                              -----------------------------------------------------
                                                 2001       2000       1999       1998       1997
                                                 ----       ----       ----       ----       ----
                                                                  (in thousands)
Balance Sheet Data:

Cash and cash equivalents.................... $ 51,053    $ 5,888     $ 5,374    $ 2,686   $ 3,747
Working capital..............................   66,903     11,667       6,819      2,343     3,669
Total assets.................................   78,647     26,298      10,536      3,721     4,516
Total current liabilities....................    7,371     12,529       2,632        633       268
Total redeemable convertible preferred stock.       --     21,082      21,082     12,745     8,118
Accumulated deficit..........................  (22,219)   (10,662)    (14,101)   (10,053)   (4,014)
Total stockholders' equity................... $ 71,276   $ (7,313)   $(13,178)  $ (9,658)  $(3,870)


(1) Includes inventory write-off of $18,652 in the fiscal year ended April 30, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Discussion and Results of Operations contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results". These forward looking statements include, but are not limited to: the statements relating to the development of new products in new and existing markets, the expansion of the range of picture resolutions offered, the development of new products which require only three volts for portable applications, the improvement of image quality, the integration of additional functions and the improvement to the interface chip in the third paragraph under "Overview;" the statements relating to the generation of revenues from five volt products in 2001 in the fourth paragraph under "Overview;" the statements relating to technology leadership and increase in research and development expenses in the eighth paragraph under "Overview;" the statements regarding the potential fluctuations and expected increases of research and development costs under "Research and Development;" the statements regarding increases in selling, general and administrative expenses under "Selling, General and Administrative;" the statements regarding amortization of compensation charges under "Stock Compensation Charge;" the statements regarding cash resources available to meet capital requirements, the factors affecting capital requirements and the raising and availability of additional funds in the sixth paragraph under "Liquidity and Capital Resources;" and the statements regarding evaluation of acquisitions in the seventh paragraph under "Liquidity and Capital Resources."


Overview
--------

     We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our highly integrated image sensors are used in a variety of electronic cameras and camera related products for both still picture and live video applications. Our image sensors are used in cameras and camera related products such as personal computer cameras, digital still cameras, closed circuit TV's, mobile phone cameras and personal digital assistant cameras, security and surveillance cameras and cameras for toys. Our image sensors are designed to use the CMOS fabrication process, a new, easier to use semiconductor technology for image sensors. Our single chip image sensors can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional CCD technology, or multiple chip CMOS image sensors. Unlike competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. This leads us to believe that we supply one of the most highly integrated single chip CMOS image sensor solutions.

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

     Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and higher resolution and higher quality image sensors in 1998 and 1999. For Fiscal Years 2001 and 2000, the majority of our revenues were generated from sales of our five-volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that a significant portion of our revenues in fiscal year ended April 30, 2002, will be generated from our five-volt color image sensors, which are used primarily in affordable and easy to use personal computer cameras, and increasingly, from 3.2 volt color image sensors which are used in both personal computer cameras and cellular phone accessories.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     We sell our products through a direct sales force and indirectly through distributors and manufacturers' representatives. Our image sensors are sold to camera manufacturers who market camera products under their own brand. We also sell to large manufacturing companies that produce camera products for others to market under different brand names.

     We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to TSMC and PSC. We have a signed agreement with Samsung, who is one of our suppliers for our universal serial bus interface chip that we sometimes sell along with our image sensor. A majority of our unit sales of image sensors for the Fiscal Year 2001 are color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan, and TSMC. We outsource the packaging of our image sensors to Kyocera, Taiwan Electronic Packaging Company, or TEPC, and Alphatec Semiconductor Packaging Co., or Alphatec. Outside testing services do not offer suitable tests for the key parameter of product performance and image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

     We recognize revenue upon the shipment of our products to the customer provided that we have received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. For certain shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product. We provide for future returns based on historical experiences at the time revenue is recognized.

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

     We intend to maintain our technology leadership by continuing to develop our core technology through our in house research and development efforts. As a result, we expect our research and development expenses to increase on a dollar basis and may increase on a percentage of revenue basis during Fiscal Year 2002.

     In December 2000, we formed a new subsidiary to conduct testing and packaging operations in Shanghai, the Peoples' Republic of China, or China. The registered capital of this new company is $12.0 million of which we funded $3.8 million in the year ended April 30, 2001, as required. We are further obligated to fund the remaining $8.2 million of registered capital by December 2003. As of April 30, 2001, $1.9 million of the $3.8 million was paid for land use rights and to building contractors, $1.8 million was deposited in a bank account in China and $0.1 million was expended for general purposes. The formation and operation of the new company in China requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent our ability to begin operation of the new company as well as using the funds outside of China. We expect that we will enter into additional commitments in connection with constructing the facility in Shanghai.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations
---------------------

     The following tables set forth, for the periods indicated, certain statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment.

                                                         Year Ended April 30,
                                                       -----------------------
                                                        2001     2000    1999
                                                        ----     ----    ----
Statement of Operations Data as a Percentage of Revenues:

Revenues..............................................  100.0%  100.0%  100.0%
  Cost of revenues (including inventory write-off of
    $18,652 in Fiscal Year 2001)......................  101.8    70.0    77.9
                                                        -----   -----   -----
    Gross profit (loss)...............................   (1.8)   30.0    22.1
                                                        -----   -----   -----
Operating expenses:
  Research and development............................   10.3     9.2    62.8
  Selling, general and administrative.................   12.5     8.1    35.3
  Stock compensation charge...........................    1.9     3.9     8.8
                                                        -----   -----   -----
    Total operating expenses..........................   24.7    21.2   106.9
                                                        -----   -----   -----
Income (loss) from operations.........................  (26.5)    8.8   (84.8)
Interest income, net..................................    5.0     0.4     7.6
                                                        -----   -----   -----
Income (loss) before income taxes.....................  (21.5)    9.2   (77.2)
Provision for income taxes............................     --     0.7      --
                                                        -----   -----   -----
Net income (loss).....................................  (21.5)%   8.5%  (77.2)%
                                                        =====   =====   =====


Results of Operations for the Fiscal Years Ended April 30, 2001, 2000 and 1999

     Revenues. We derive revenues from the sale of our standard image sensor
     ---------
array products and other companion circuits for use in a variety of applications. Revenues for Fiscal Years 2001, 2000 and 1999 were approximately $53.7 million, $40.3 million and $5.2 million, respectively. Revenues increased $13.5 million, or 33%, from Fiscal Year 2000 to fiscal 2001 primarily as a result of greater demand for PC cameras and security and surveillance cameras relative to the prior year. Revenues increased $35.1 million or 668% from Fiscal Year 1999 to Fiscal Year 2000 primarily as a result of an increase in sales of our color image sensor products to camera manufacturer customers and increased demand for our image sensor products through our distribution channels. In the first quarter of Fiscal Year 1999, we decreased the prices of our image sensor products in order to stimulate demand. Subsequently, the average selling price has continued to decline, but at a slower rate. Nonetheless, revenues have increased because of higher volumes shipped. For Fiscal Year 2001, one of our distributors, World Peace, represented approximately 17% of revenues and one of our camera manufacturer customers, Creative, accounted for approximately 14% of revenues. For Fiscal Year 2000, one of our distributors, World Peace, represented approximately 30% of total revenues and two of our camera manufacturer customers, Creative and Alaris, accounted for approximately 18% and 11% of total revenues, respectively. For the Fiscal Year 1999, two of our distributors, World Peace and Holy Stone represented approximately 43% and 24% of total revenues, respectively. No other customers accounted for 10% or more of total revenues in Fiscal Years 2001, 2000 and 1999. Domestic and international revenues for Fiscal Year 2001 were $8.4 million and $45.3 million, respectively, as compared to $8.7 million and $31.6 million for Fiscal Year 2000 and $0.7 million and $4.5 million for Fiscal Year 1999, respectively.

     Gross profit (loss). Gross margins for Fiscal Years 2001, 2000 and 1999
     --------------------
were (1.8%), 30.0% and 22.1%, respectively. The decrease in gross margins for Fiscal Year 2001 was primarily due to an $18.7 million charge for excess inventory that we recognized in Fiscal Year 2001. During the quarters ended April 30 and July 31, 2000, we placed non-cancelable orders with our contract manufacturers for a large quantity of color image sensors designed for use in PC cameras based on increased sales levels from the preceding year and on our expectations of increased demand for the sensors following the four- to six-month production lead time. However, due primarily to continued weakness in the PC camera manufacturing business segment, the demand for these color image sensors did not meet our expectations. The current inventory of the color image sensors designed for PC cameras significantly exceeds

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

the forecasted demand. We, therefore, recorded an $18.7 million charge for excess inventories in Fiscal Year 2001. On a pro-forma basis, before recognition of the inventory reserves, gross margins were 32.9% for fiscal 2001 as compared to 30.0% and 22.1% in Fiscal Years 2000 and 1999. The increase in gross margins on a pro-forma basis from Fiscal Year 2000 to Fiscal Year 2001 was due to modest yield improvements resulting from higher capacity utilization and favorable changes in product mix. The increase in gross margins from Fiscal Year 1999 to Fiscal Year 2000 was primarily due to the increase in sales of higher margin color image sensors, improved final test yields and the benefit of fixed period costs being spread over a larger sales volume. These improvements to gross margins in Fiscal Year 2000 were partly offset by the effect of a cumulative royalty reserve of $944,000. Gross margins for Fiscal Year 2000 would have been 32.3%, excluding the effect of the charge for cumulative royalties.

     Research and development. Research and development expenses consist
     -------------------------
primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software. Research and development expenses for Fiscal Years 2001, 2000 and 1999 were approximately $5.5 million, $3.7 million and $3.3 million, respectively. As a percentage of revenues, research and development expenses represented 10.3%, 9.2% and 62.8% of revenues, respectively. Our research and development expenses for Fiscal Year 2001 increased at a rate proportionately greater than revenues. Research and development expenses increased by approximately $1.8 million from Fiscal Year 2000 to Fiscal Year 2001 due to an increase in salaries and payroll related expenses associated with additional personnel, contracted costs associated with new product development, software installation and expenses related to the application for new patents. As revenues increased from Fiscal Year 1999 to Fiscal Year 2000, research and development expenses declined as a percentage of revenues. Our research and development expenses increased by approximately $412,000 from Fiscal Year 1999 to Fiscal Year 2000 due to an increase in salaries and payroll related expenses associated with additional personnel. This increase on a dollar basis was partially offset by reductions in the cost of engineering supplies and materials and a reduction in engineering consulting fees. Research and development expenses decreased as a percent of revenues from Fiscal Year 1999 to Fiscal Year 2000 because revenues increased at a rate greater than the rate of increase in expenses. Research and development expenses may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products.

     Selling, general and administrative. Selling, general and administrative
     ------------------------------------
expenses consist primarily of compensation and personnel related expenses and commissions paid to distributors and manufacturers' representatives. Selling, general and administrative expenses were $6.7 million, $3.2 million and $1.9 million for Fiscal Years 2001, 2000 and 1999, respectively. As a percentage of revenues, selling general and administrative expenses represented 12.5%, 8.1% and 35.3% during Fiscal Years 2001, 2000 and 1999, respectively. Our selling, general and administrative expenses increased on an absolute dollar basis in Fiscal Year 2001 by approximately $3.5 million due to an increase in salaries and payroll related expenses associated with additional personnel, an increase in commissions paid to distributors and manufacturers' representatives, and increased legal expenses associated with legal actions resulting from infringement claims by Photobit and Cal Tech and accounting costs associated with business development and operations. Our selling, general and administrative expenses increased on an absolute dollar basis in Fiscal Years 2000 and 1999 by approximately $1.4 million and $0.5 million, respectively, due to increases in salaries and commissions to distributors and manufacturers' representatives. The increase in selling, general and administrative expenses as a percentage of revenues for Fiscal Year 2001 resulted from expenses that increased at a rate greater than the rate of increase in revenues. The decrease in our selling, general and administrative expenses as a percentage of revenues for Fiscal Years 2000 and 1999 was primarily due to the increased revenues, only partially offset by increased compensation and personnel expenses and an increase in commissions paid to distributors. We expect that our future selling, general and administrative expenses will increase in absolute dollars and may increase as a percentage of revenues.

     Stock compensation charge. We incurred stock compensation charges of
     --------------------------
approximately $1.1 million, $1.9 million and $519,000 for Fiscal Years 2001, 2000 and 1999, respectively. Deferred compensation totaled approximately $5.2 million and represents the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options to purchase our common stock on the date of grant, is amortized on an accelerated basis as the options vest. We expect deferred compensation charges of $1.1 million as of April 30, 2001 to be amortized on an accelerated basis over the vesting period of generally five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Interest income, net. Interest income, net for Fiscal Year 2001 was
     ---------------------
approximately $2.3 million. Interest income, net, increased primarily due to the investment of the net proceeds from our initial public offering in interest-bearing accounts consisting primarily of high-grade corporate securities and government bonds maturing approximately 12 months or less from
the date of purchase.    Interest income, net for Fiscal Years 2000 and 1999
were minor because we have financed our business operations primarily through a series of relatively small private equity transactions prior to our initial public offering of common stock in July 2000.

     Provision for income taxes. We generated a loss before income taxes of
     ---------------------------
approximately $11.6 million in Fiscal Year 2001 and therefore had no provision for income taxes in the period. We generated approximately $3.7 million in operating profits for the Fiscal Year ended April 30, 2000 and had a provision for income taxes amounting to $300,000 after taking into consideration the utilization of the prior years' net operating loss carryforwards and credits. We incurred an operating loss for Fiscal Year 1999 and therefore had no provision for income taxes in the period.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133," effective for all interim and annual periods beginning after June 15, 2000. SFAS No 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. We will adopt the standard no later than the first quarter of fiscal year 2002 and our management does not expect the adoption of these standards to have a material effect on our consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B. SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. We adopted the provisions of SAB 101 in our consolidated financial statements for all periods presented.

     On June 29, 2001, the FASB approved its proposed SFAS No. 141, or FAS 141, "Business Combinations," and SFAS No. 142, or FAS 142, "Goodwill and Other Intangible Assets."

     Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests (pooling) method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

     FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, or APB, Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. Adoption of FAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

     We do not expect the adoption of these standards to have a material effect on our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources

     Since inception, we have financed our growth principally through sales of common stock and private sales of equity securities, totaling approximately $89.8 million. Principal sources of liquidity at April 30, 2001 consisted of cash, cash equivalents and short-term investments of $54.1 million.

     Our working capital increased by $55.3 million to $66.9 million as of April 30, 2001 from $11.6 million as of April 30, 2000. The increase was primarily attributable to a $48.2 million increase in cash, cash equivalents and short-term investments resulting principally from $67.7 million in proceeds from our initial public offering in July 2000. Our increased working capital was also attributable to a $2.8 million increase in refundable and deferred income taxes, combined with a $5.7 million reduction in accounts payable, which were partially offset by a $1.0 million reduction in accounts receivable, net.

     For Fiscal Year 2001, our use of cash for operating activities increased to approximately $17.2 million from cash provided of $1.5 million in Fiscal Year 2000, primarily due to a net loss of $11.6 million in Fiscal Year 2001 as compared to net income of $3.4 million for Fiscal Year 2000, a $5.7 million decrease in accounts payable and a $2.8 million increase in refundable and deferred income taxes partially offset by a $1.0 million decrease in accounts receivable combined with a $0.4 million increase in accrued expenses and other liabilities and a net $66,000 decrease in inventory including the recognition of an $18.7 million charge for excess inventory. For Fiscal Year 2000, we generated $1.5 million in cash from operating activities. During Fiscal Year 1999, we used $5.0 million for operating activities, primarily due to operating losses and increased working capital as sales increased.

     For Fiscal Year 2001, our use of cash for investing activities increased to approximately $5.6 million from a use of $1.6 million in Fiscal Year 2000 and $0.6 million in Fiscal Year 1999, due to $3.0 million in net purchases of short-term investments combined with $2.6 million in purchases of property, plant and equipment. Net cash used for investing activities for Fiscal Years 2000 and 1999 resulted from purchases of property, plant and equipment.

     For Fiscal Year 2001, net cash provided from financing activities increased to approximately $68.0 million from $0.6 million for Fiscal Year 2000 and $8.3 million for Fiscal Year 1999. The increase was primarily due to proceeds from the issuance and sale of 5,000,000 shares of common stock in our initial public offering and the issuance and sale of an additional 750,000 shares of common stock following the exercise by the underwriters' of their over-allotment option. Approximately $44.2 million of these proceeds were invested in short-term interest-bearing investments. Net cash provided from financing activities for Fiscal Year 2000 resulted from the issuance and sale of common stock upon the exercise of employee stock options during the year. Net cash provided from financing activities for Fiscal Year 1999 resulted from the issuance and sale of preferred stock.

     Based on our current working capital position and the cash flows that we expect to generate through mid-fiscal 2002, we believe these cash resources will be sufficient to meet our capital and investment requirements, including anticipated capital expenditures in the amount of approximately $2.5 million and anticipated investment expenditures of approximately $7.0 million associated with the new company that we have formed in China, for at least the next 12 months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that existing cash resources are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or to our shareholders. In the event that we do raise additional cash through financings, current investors could be further diluted.

     From time to time, we may evaluate acquisitions of business, products or technologies that complement our business. Although we have no current plans in this regard, any transactions, if consummated, may consume a portion of our working capital or require the issuance of securities that may result in further dilution to existing stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

                       FACTORS AFFECTING FUTURE RESULTS

     You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Our limited operating history makes it difficult to evaluate our future
-----------------------------------------------------------------------
prospects and your investment.
------------------------------

     We were incorporated in May 1995 and only began selling our products in 1996. We introduced our first black and white image sensor for the security and surveillance and toy and game markets in 1996 and our first color image sensor for the PC video camera and toy and game markets in October 1997. We are continuing to develop and produce new products for the digital still camera and PC video camera markets. Thus, we have a limited operating history, which makes an evaluation of our future prospects and your investment difficult. Accordingly, we face risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.


We have a history of losses, we were only profitable in Fiscal Year 2000 and we
-------------------------------------------------------------------------------
may not ever return to  profitability.
--------------------------------------

     We incurred net losses of approximately $11.6 million in Fiscal Year 2001 and approximately $4.0 million in Fiscal Year 1999. For the year ended April 30, 2000, the only year in which we have been profitable, our net income was approximately $3.4 million. In the future, as we develop new products, we expect research and development expenses to increase. Also, as we hire additional personnel and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. We will also incur substantial noncash charges relating to the amortization of unearned compensation. If these expenses increase and our revenues do not increase, we may not subsequently sustain profitability.


We may not adequately forecast the number of wafers we need, and therefore we
-----------------------------------------------------------------------------
may not be able to react to fluctuations in demand for our products, which
--------------------------------------------------------------------------
could result in higher operating expenses and lower revenues.
-------------------------------------------------------------

     We must forecast the number of wafers we need from each of our foundries. However, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may retain excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lower revenues and could harm our relationship with key customers. As a consequence of a forecast which proved to be greater than market demand for our products, we recognized an $18.7 million inventory adjustment in Fiscal Year 2001.


The recent economic slowdown, particularly the rapid deterioration in PC video
------------------------------------------------------------------------------
camera demand, has reduced and may continue to reduce our revenues and to harm
------------------------------------------------------------------------------
our business.
-------------

     In the third and fourth quarters of Fiscal Year 2001, our customers and distributors, primarily our PC video camera customers and distributors, were impacted by significantly lower demand for camera related products, which forced them to unexpectedly reschedule or cancel orders for our products in the third and fourth quarters of Fiscal Year 2001. As a result, our revenues and earnings were adversely affected. In June 2001, we announced projected revenues and earnings for the first quarter of Fiscal Year 2002. If demand for camera related products, in particular PC video cameras, does not recover in Fiscal Year 2002, or if we are unable to manage our operating expenses, we will not be able to meet these projections.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Fluctuations in our quarterly operating results make it difficult to predict
----------------------------------------------------------------------------
our future performance and may result in volatility in the market price of our
------------------------------------------------------------------------------
common stock.
-------------

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

     o the growth of the market for products and applications using CMOS image sensors;

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


We depend on the acceptance of CMOS technology for mass market image sensor
---------------------------------------------------------------------------
applications, and any delay in the widespread acceptance of this technology
---------------------------------------------------------------------------
could adversely affect our ability to increase our revenues and improve our
---------------------------------------------------------------------------
earnings.
---------

     Our business strategy depends on the rapid and widespread adoption of the CMOS fabrication process for image sensors and the acceptance of our single chip technology. The image sensor market has been dominated by CCD technology for over 25 years. Although CMOS technology has been available for over 20 years, CMOS technology has only recently been used in image sensors. Along with the other risk factors described in this section, the following factors may delay the widespread adoption of the CMOS fabrication process and our single chip technology, the occurrence of any of which could adversely affect our ability to increase our revenues and earnings:

     o the failure of the emergence of a universal platform for imaging solutions for computers and the Internet;

     o the limited availability of bandwidth to run CMOS image sensor applications;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     o the uncertainty of emerging markets for products incorporating CMOS technology;

     o the failure of development of user friendly and affordable products; and

     o improvements or cost reductions to CCD image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by CCD image sensors, such as the security and surveillance market.


We depend on a limited number of third party wafer foundries to manufacture a
-----------------------------------------------------------------------------
substantial majority of our products, which reduces our ability to control the
------------------------------------------------------------------------------
manufacturing process.
----------------------

     We do not own or operate a semiconductor fabrication facility. We rely on TSMC, PSC and Samsung to produce a substantial majority of our wafers and final products. Our reliance on these third party foundries involves a number of significant risks, including:

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


If we do not achieve acceptable wafer manufacturing yields, our costs could
---------------------------------------------------------------------------
increase, and our products may not be deliverable which could lead to higher
----------------------------------------------------------------------------
operating expenses and lower revenues and damage to our customer relationships.
-------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

We depend on third party vendors for color filter processing and assembly,
--------------------------------------------------------------------------
which reduces our control over delivery schedules, product quality and cost.
----------------------------------------------------------------------------

     After our wafers are produced, they are color filter processed and assembled by six independent vendors: TSMC, PSC and Toppan for the color filtering process and Kyocera, TEPC, and Alphatec for additional processing and assembly. We do not have long-term agreements with any of these vendors and typically obtain services from them on a purchase order basis. Our reliance on these vendors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or could increase our costs of manufacturing, assembling or testing our products. If these vendors are unable or unwilling to continue to provide color filter processing and assembly services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute vendors, which could be time consuming and difficult and result in unforeseen operations problems.


Our lengthy manufacturing, packaging and assembly cycle, in addition to our
---------------------------------------------------------------------------
customers' design cycle, may result in uncertainty and delays in generating
---------------------------------------------------------------------------
revenues.
---------

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


If the demand for our products in current markets and emerging markets fails to
-------------------------------------------------------------------------------
increase as we anticipate, our growth prospects would be diminished.
--------------------------------------------------------------------

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


Failure to obtain design wins could cause our revenues to level off or decline.
-------------------------------------------------------------------------------

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


Continuing declines in our average sales prices since the first quarter of
--------------------------------------------------------------------------
Fiscal Year 1999 may result in declines in our gross margins.
-------------------------------------------------------------

     Because the image sensor market is characterized by intense competition, and price reductions for our products are necessary to meet consumer price-points, we expect to experience market driven pricing pressures. This will likely result in a decline in average sales prices for our products. We believe that we can offset declining average

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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


Seasonality in our business will cause our results of operations to fluctuate
-----------------------------------------------------------------------------
from period to period and could cause our stock price to fluctuate or decline.
------------------------------------------------------------------------------

     Sales of our image sensors are subject to seasonality. Some of the products using our image sensors such as PC video cameras and digital still cameras are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased sales in November and December due to the holidays. In addition, we typically experience a decrease in orders in the quarter ended April 30 from our Chinese and Taiwanese customers primarily due to the Chinese New Year. As a result, we believe product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year.


We depend on a few key customers, and the loss of any of them could
-------------------------------------------------------------------
significantly reduce our revenues.
----------------------------------

     Historically, a relatively small number of customers and distributors has accounted for a significant portion of our product revenues For Fiscal Year 2001, one of our distributors, World Peace represented approximately 17% of revenues and one of our camera manufacturer customers, Creative accounted for approximately 14% of revenues.

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


We do not have long-term commitments from our customers, and we allocate
------------------------------------------------------------------------
resources based on our estimates of customer demand, which could lead to excess
-------------------------------------------------------------------------------
inventory and lost revenue opportunities.
-----------------------------------------

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products which we may not be able to sell or we may have to sell our products to other customers for lower prices. As a result, we would have excess inventory, which would have an adverse impact on our results of operations. For example, one customer, Creative unexpectedly cancelled its purchase orders for one of our products in the second quarter of Fiscal Year 2001 which resulted in our shipping substantially fewer quantities to them in the third and fourth quarters of Fiscal Year 2001 and contributed to a higher than expected inventory position. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we may forego revenue opportunities, lose market share and damage our customer relationships.


We face foreign business, political and economic risks because a majority of
----------------------------------------------------------------------------
our products, and our customers' products are manufactured and sold outside of
------------------------------------------------------------------------------
the United States.
------------------

     A substantial portion of our business, in particular, the manufacturing, processing and assembly of our products, is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in Japan, Korea, Singapore and Taiwan. In addition, sales outside of the United States accounted for approximately 84% of our revenues for Fiscal Year 2001, 78% of our revenues for Fiscal Year 2000 and 86% of our revenues for Fiscal Year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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


Our dependence on selling through distributors increases the complexity of our
------------------------------------------------------------------------------
business which may increase our operating costs and may reduce our ability to
-----------------------------------------------------------------------------
forecast revenues.
------------------

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


We face intense competition in our markets from more established CCD image
--------------------------------------------------------------------------
sensor manufacturers and CMOS image sensor manufacturers and if we are unable
-----------------------------------------------------------------------------
to compete successfully, we will not achieve our financial objectives.
----------------------------------------------------------------------

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

     Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to large customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. Our competition includes CCD image sensor manufacturers, including Fuji, Matsushita, NEC, Sharp, Sony, and Toshiba, as well as CMOS image sensor manufacturers such as Agilent Technologies, Inc., Conexant Systems, Inc., Hyundai Electronics Industries Co. Ltd., Mitsubishi Electronic, Motorola, Inc., ST Microelectronics and Toshiba Corporation. In addition, there are a large number of smaller startup companies including ElecVision, Inc. and Photobit, which may or do compete with us. In particular, Hyundai and Agilent Technologies have introduced multiple chip CMOS image sensors. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products, reducing our profits and reducing our market share.


Our success depends on the development and introduction of new products, which
------------------------------------------------------------------------------
we may not be able to do in a timely manner because the process of developing
-----------------------------------------------------------------------------
products using CMOS image sensors is complex and costly.
--------------------------------------------------------

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


The high level of complexity and integration of functions of our products
-------------------------------------------------------------------------
increases the risk of latent defects which could damage customer relationships
------------------------------------------------------------------------------
and increase our costs.
-----------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

We maintain a backlog of customer orders which is subject to cancellation or
----------------------------------------------------------------------------
delay in delivery schedules, and any cancellation or delay may result in lower
------------------------------------------------------------------------------
than anticipated revenues.
--------------------------

     We manufacture and market primarily standard products. Our sales are generally made pursuant to standard purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming 12 months. Although our backlog is typically filled within two to four quarters, orders constituting our current backlog are subject to cancellation or changes in delivery schedules, and backlog may not necessarily be an indication of future revenue. In addition, the current backlog will not necessarily lead to revenues in any future period. Any cancellation or delay in orders which constitute our current or future backlog may result in lower than expected revenues. Our bookings visibility continues to be limited with a substantial majority of our quarterly product revenues coming from orders that are received and fulfilled in the same quarter.


We must attract and retain qualified personnel to be successful, and
--------------------------------------------------------------------
competition for qualified personnel is intense in our market.
-------------------------------------------------------------

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


We may be unable to adequately protect our intellectual property and therefore
------------------------------------------------------------------------------
we may lose some of our competitive advantage.
----------------------------------------------

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


We could become subject to litigation regarding intellectual property, which
----------------------------------------------------------------------------
could divert management attention, be costly to defend and prevent us from
--------------------------------------------------------------------------
using or selling the challenged technology.
-------------------------------------------

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

     In March 2000, we received a letter from Koninklijke Philips N.V. in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. Although we do not believe any of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

our products infringe any Philips patent, we are currently discussing possible royalty or licensing arrangements as a means of business resolution. In the meantime, we have completed implementation of a new serial bus system for our products.

     In March 1999, we received a letter from Photobit Corporation, requesting that we review our products in light U.S. Patent No. 5,841,126. Photobit did not respond to our inquiry regarding this letter. In June 2000, we received additional correspondence from counsel for Photobit and California Institute of Technology, asserting infringement of U.S. Patent No. 5,841,126, U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S. Patent No. 6,005,619 and U.S.
Patent No. 6,021,172, which relate to various aspects of image sensors. Photobit did not indicate which of our products were implicated nor the manner in which it believed any of our products might infringe on any of its patents. Following unsuccessful licensing negotiations, we filed, on October 13, 2000, an action in the U.S. District Court, Northern District of California, civil action number CV-00-3791, against Photobit and CalTech, seeking declaratory judgment that the five specifically identified patents (the '126, '659, '506, '619 and '172 patents) are invalid and/or not infringed by any of our products. An answer to our complaint was filed by Photobit and CalTech on November 22, 2000, including counterclaims alleging infringement as to the '126, '506 and '619 patents only. Our answer to those counterclaims was filed on December 12, 2000. Upon being granted leave to amend by the district court on June 6, 2001, OmniVision filed its amended complaint against Photobit and CalTech on June 21, 2001, which includes claims of inequitable conduct, patent misuse, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act. Photobit and CalTech's response to the amended complaint is due by late July. Discovery is currently in process, and trial is scheduled for July of 2002. We plan to vigorously protect our rights in this matter.

     On February 7, 2001, Photobit and CalTech filed a complaint with the U.S. International Trade Commission, based on the same three patents that are the subject of the counterclaims in the Northern District of California action (the '126, '506 and '619 patents) against us and against Creative Labs, Inc. and X10 Wireless Technology, Inc, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 (19 U.S.C. Sec. 1337). A supplement to the complaint was filed on February 27, 2001. The ITC voted to institute an investigation ("In the Matter of Certain CMOS Active Pixel Image Sensors And Products Containing Same," Investigation No. 337-TA-451), and a Notice of Investigation was published on March 12, 2001. By instituting this investigation, the ITC has not yet made any decision on the merits of the case. In the event that the ITC ultimately determines that a violation of Section 337 has occurred, the involved products may be precluded from importation into and/or sale in the United States. At present, the target date for completion
of the investigation is May 13, 2002.   As with the action pending in the
Northern District of California, we believe the claims of Photobit and CalTech are meritless, and plan to vigorously defend ourselves in the ITC investigation.

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


Failure to effectively manage our growth could adversely affect our ability to
------------------------------------------------------------------------------
increase our revenues and improve our earnings.
-----------------------------------------------

     Our growth has placed, and will continue to place, a significant strain on our management and other resources. To manage our growth effectively, we must, among other things:

     o implement and improve operational and financial systems;

     o train and manage our employee base; and

     o attract and retain qualified personnel with relevant experience.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     We must also manage multiple relationships with customers, business partners and other third parties, such as our foundries and process and assembly vendors. Moreover, our growth may significantly overburden our management and financial systems and other resources. We also cannot assure you that we have made adequate allowances for the costs and risks associated with our expansion. In addition, our systems, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to capitalize on potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support.


Our investment in a Chinese entity to conduct testing and packaging operations
------------------------------------------------------------------------------
may not reduce our design and testing costs nor improve our gross margins and
-----------------------------------------------------------------------------
as a result our earnings would be adversely affected.
-----------------------------------------------------

     In December 2000, we formed a new subsidiary, or the Chinese Subsidiary, to conduct testing and packaging operations in Shanghai, the Peoples' Republic of China, or China. The registered capital of this new company is $12.0 million of which we funded $3.8 million in the year ended April 30, 2001, as required. We are further obligated to fund the remaining $8.2 million of registered capital by December 2003. As of April 30, 2001, $1.9 million of the $3.8 million was paid for land use rights and to building contractors, $1.8 million was deposited in a bank account in China and $0.1 million was expended for general purposes. The formation and operation of the new company in China requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent our ability to begin operation of the new company as well as using the funds outside of China. We expect that we will enter into additional commitments in connection with constructing the facility in Shanghai.

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

     The incorporation, formation and development of our Chinese subsidiary has resulted and will continue to result in the diversion of capital away from other business issues, as the operation of our design and testing facility will require that we constantly upgrade our technology to remain competitive. The incorporation, formation and development of our Chinese subsidiary has also resulted in the diversion of management's attention away from other business issues. If our ongoing investment in the Chinese Subsidiary does not result in offsetting gains in the form of design and testing improvements accompanied by reduced design and testing costs, whether because of the risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition will be adversely affected.


Provisions in our charter documents and Delaware law could prevent or delay a
-----------------------------------------------------------------------------
change in control of us and may reduce the market price of our common stock.
----------------------------------------------------------------------------

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

     o limiting the persons who may call special meetings of stockholders; and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     o prohibiting stockholder actions by written consent.

     Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us.


Our stock has been and will likely continue to be subject to substantial price
------------------------------------------------------------------------------
and volume fluctuations due to a number of factors, many of which will be
-------------------------------------------------------------------------
beyond our control, that may prevent our stockholders from reselling our common
-------------------------------------------------------------------------------
stock at a profit.
------------------

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


We rely on a continuous power supply to conduct our operations and California's
-------------------------------------------------------------------------------
current energy crisis could disrupt our operations and increase our expenses.
-----------------------------------------------------------------------------

     The State of California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below one and one-half percent, the State of California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers or distributors may suffer as a result of any interruption in our power supply. If blackouts interrupt our ability to continue operations at our facilities, then our reputation could be damaged, our ability to retain existing customers could be harmed and we could fail to obtain new customers. These interruptions could also result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California state government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

the past year. If wholesale energy prices continue to increase, our operating expenses will likely increase, as our U.S. facilities are located in California.


Class action litigation due to stock price volatility could lead to substantial
-------------------------------------------------------------------------------
costs and divert our management's attention and resources.
----------------------------------------------------------

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Foreign Currency Exchange Risk
     ------------------------------

     We are an international company, selling our products globally and, in particular in Japan, Korea, Singapore and Taiwan. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in Japan, Korea, Taiwan, Thailand, China and other countries that are denominated in currencies other than the U.S. dollar. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk, and we have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.


     Quantitative and Qualitative Discussion of Market Interest Rate Risk
     --------------------------------------------------------------------

     Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in short term bank market rate accounts, certificates of deposit issued by banks, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value or our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS - UNAUDITED



                                                Three Months Ended
                                      --------------------------------------
                                        July 31,  Oct. 31, Jan. 31, April 30,
(in thousands, except per share data)     2000     2000     2001      2001
                                          ----     ----     ----      ----

Revenues..............................  $17,819  $18,385  $  8,110  $  9,393
Cost of revenues......................   12,295   12,949    23,774     5,678(1)
Gross profit (loss)...................    5,524    5,436   (15,664)    3,715
Net income (loss).....................  $ 1,888  $ 2,148  $(15,620) $     27

Net income (loss) per share:
  Basic...............................  $  0.42  $  0.10  $  (0.73) $    0.0
                                        =======  =======  ========  ========
  Diluted.............................  $  0.11  $  0.09  $  (0.73) $    0.0
                                        =======  =======  ========  ========

Shares used in computing per
  share amounts:
  Basic...............................    4,486   21,113    21,414    21,536
                                        =======  =======  ========  ========
  Diluted.............................   17,534   23,367    21,414    24,325
                                        =======  =======  ========  ========

(1) Includes inventory write-off of $18,652 in the Fiscal Year ended April 30, 2001.

                                                Three Months Ended
                                      --------------------------------------
                                        July 31,  Oct. 31, Jan. 31, April 30,
                                          1999     1999     2000     2000
                                          ----     ----     ----     ----
Revenues..............................  $ 4,803  $ 8,063  $ 12,245  $ 15,142
Cost of revenues......................    3,178    5,912     8,608    10,493
Gross profit..........................    1,625    2,151     3,637     4,649
Net income............................  $   177  $   111  $  1,525  $  1,626

Net income per share:
  Basic...............................  $  0.07  $  0.05  $   0.56  $   0.57
                                        =======  =======  ========  ========
  Diluted.............................  $  0.01  $  0.01  $   0.09  $   0.10
                                        =======  =======  ========  ========
Shares used in computing per
  share amounts:
  Basic...............................    2,713    2,396     2,733     2,877
                                        =======  =======   =======   =======
  Diluted.............................   16,224   16,696    16,963    16,717
                                        =======  =======   =======   =======

     Our consolidated financial statements and the independent accountants' reports appear on pages F-1 through F-21 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement related to our 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business - Executive Officers of the Registrant" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Record Date; Outstanding Shares" contained in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections captioned "Employment Contracts" contained in the Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this Report:
       1. Financial Statements. The following consolidated financial statements
          ---------------------
          are incorporated by reference in Item 8 of this Report:


                                                                         Page
                                                                         ----
        Report of Independent Accountants................................ F-2
        Consolidated Balance Sheets...................................... F-3
        Consolidated Statements of Operations............................ F-4
        Consolidated Statements of Stockholders' Equity.................. F-5
        Consolidated Statements of Cash Flows............................ F-6
        Notes to Consolidated Financial Statements....................... F-7


       2. Financial Statement Schedules. The following financial schedule is
          ------------------------------
          filed as part of this Report under "Schedule II": Schedule II - Valuation and Qualifying Accounts for the Years Ended April 30, 2001, 2000 and 1999. All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

       3. Exhibits.
          ---------


          Exhibit
          Number                           Description
          ------   ------------------------------------------------------------
          2.1(1)   Merger Agreement between OmniVision Technologies, Inc., a
                   Delaware corporation and OmniVision Technologies, Inc., a
                   California corporation
          2.1(1)   Restated Certificate of Incorporation
          3.2(1)   Bylaws of the Registrant
          4.1(1)   Specimen Common Stock Certificate
          4.2(1)   Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain
                   stockholders of the Registrant
         10.1(1)   Form of Indemnification Agreement between the Registrant and each of its directors and officers
         10.2(1)   2000 Stock Plan and form of option agreement
         10.3(1)   2000 Employee Stock Purchase Plan and form of subscription agreement
         10.4(1)   2000 Director Stock Option Plan and form of option agreement
         10.5(1)   Lease Agreement dated April 4, 1997 between the Registrant and Lewis Duckor for the premises at 930 Thompson Avenue,
                   Sunnyvale, California 94086
         10.6(1)   First Amendment to Lease Agreement dated July 15, 1999
                   between the Registrant and Lewis Duckor for the premises at
                   930 Thompson Avenue, Sunnyvale, California 94086
        *10.7(1)   Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998
        *10.8(1)   Confidential Foundry Agreement between Registrant and
                   Powerchip Semiconductor Corp. dated March 13, 1998
        *10.10(1)  Software License Agreement between the Registrant and
                   Creative Technology Ltd. dated February 1, 1999
        *10.11(1)  Non-exclusive Distributor Agreement between the Registrant and Wintek Electronics Co., Ltd. dated October 22, 1999
        *10.12(1)  Confidential Foundry Agreement between Registrant and
                   Shanghai HuaHong-NEC Electronics Co., Ltd. dated December
                   13, 1999



        *10.13(1)  Sales Agreement between the Registrant and CoAsia
                   MicroElectronics Corp. dated May 7, 1999
        *10.14(1)  Agreement between the Registrant, CoAsia MicroElectronics and Samsung Electronics Taiwan Co., Ltd. dated July 17, 1998
        *10.15(1)  Letter Agreement between the Registrant and Creative
                   Technology Ltd. dated February 1, 1999
         10.16(2)  Agreement on Construction of Complete Municipal Facilities,
                   Shanghai Songjiang Export Processing Zone between OmniView
                   Technology International Ltd. and Shanghai Songjiang Export
                   Processing Zone Administrative Committee dated December 28,
                   2000
         10.17(2)  Shanghai Songjiang Export Processing Zone Administrative
                   Committee Official Reply to the Feasibility Study Report and
                   Articles of Association of Foreign Solely-funded Hao wei
                   Electronics (Shanghai) Co., Ltd. dated December 19, 2000
         10.18(2)  Contract on the Transfer of Shanghai State-owned Land Use
                   Right between OmniView Technology International Ltd. and
                   Shanghai Songjiang District Building and Land Administrative
                   Bureau dated December 28, 2000
         21.1      Subsidiaries of the Registrant
         23.1      Consent of PricewaterhouseCoopers LLP, Independent
                   Accountants
         24.1      Power of Attorney (included on page 45)
         ------------------------

        * Portions of this agreement has been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

       (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.
       (2) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.



   (b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended April 30, 2001.

   (c) Exhibits Pursuant to Item 601 of Regulation S-K. See Item 14(a)(3) above.

   (d) Financial Statement Schedules.  See Item 14(a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               OMNIVISION TECHNOLOGIES, INC.
                                            By:      /s/ SHAW HONG
                                               -----------------------------
                                                        Shaw Hong
                                          President and Chief Executive Officer

Date: July 20, 2001

                                 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shaw Hong and H. Gene McCown, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                      Title                       Date
-------------------------- ---------------------------------   -------------
     /s/ SHAW HONG         Chief Executive Officer, President  July 20, 2001
 ------------------------  and Director (Principal Executive
        Shaw Hong          Officer)

   /s/ H. GENE MCCOWN      Vice President of Finance and Chief July 20, 2001
 ------------------------  Financial Officer (Principal
     H. Gene McCown        Financial and Accounting Officer)

     /s/ RAYMOND WU        Executive Vice President and        July 20, 2001
 ------------------------  Director
       Raymond Wu

  /s/ EDWARD C.V. WINN     Director                            July 20, 2001
 ------------------------
    Edward C.V. Winn

    /s/ LEON MALMED        Director                            July 20, 2001
 ------------------------
     Leon Malmed

                        OMNIVISION TECHNOLOGIES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page
                                                                         ----
Report of Independent Accountants....................................     F-2

Consolidated Balance Sheets..........................................     F-3

Consolidated Statements of Operations................................     F-4

Consolidated Statements of Stockholders' Equity......................     F-5

Consolidated Statements of Cash Flows................................     F-6

Notes to Consolidated Financial Statements...........................     F-7


                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
San Jose, California
June 5, 2001

                         OMNIVISION TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                              April 30,
                                                        ----------------------
                                                           2001        2000
                                                           ----        ----
ASSETS

Current assets:
  Cash and cash equivalents.............................  $ 51,053    $  5,888
  Short-term investments................................     3,000          --
  Accounts receivable, net..............................     5,269       6,156
  Inventories...........................................    11,445      11,511
  Refundable and deferred income taxes..................     3,288         446
  Prepaid expenses and other assets.....................       219         195
                                                          --------    --------
    Total current assets................................    74,274      24,196

Property, plant and equipment, net......................     4,080       2,102
Other non-current assets................................       293          --
                                                          --------    --------
    Total assets........................................  $ 78,647    $ 26,298
                                                          ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................  $  4,284    $  9,972
  Accrued expenses and other liabilities................     2,255       1,841
  Deferred revenue......................................       832         716
                                                          --------    --------
    Total current liabilities...........................     7,371      12,529
                                                          --------    --------

Commitments and contingencies (Note 11)

Redeemable convertible preferred stock..................        --      21,082

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 21,999,580 and 3,885,550 shares issued
    and outstanding.....................................        22           4
  Additional paid-in capital............................    94,531       5,840
  Deferred compensation related to stock options........    (1,058)     (2,495)
  Accumulated deficit...................................   (22,219)    (10,662)
                                                          --------    --------
    Total stockholders' equity (deficit)................    71,276      (7,313)
                                                          --------    --------
      Total liabilities and stockholders' equity........  $ 78,647    $ 26,298
                                                          ========    ========


             The accompanying notes are an integral part of these
                     Consolidated Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                     Year Ended April 30,
                                                 -----------------------------
                                                   2001      2000       1999
                                                   ----      ----       ----
Revenues.......................................  $ 53,707  $ 40,253  $  5,243
Cost of revenues (including inventory write-off
  of $18,652 in the fiscal year ended April 30,
  2001)*.......................................    54,696    28,191     4,085
                                                 --------  --------  --------
Gross profit (loss)............................      (989)   12,062     1,158
Operating expenses:
  Research and development*....................     5,539     3,702     3,290
  Selling, general and administrative*.........     6,703     3,243     1,853
  Stock compensation charge*...................     1,018     1,552       459
                                                 --------  --------  --------
    Total operating expenses...................    13,260     8,497     5,602
                                                 --------  --------  --------
Income (loss) from operations..................   (14,249)    3,565    (4,444)
Interest income, net...........................     2,692       174       396
                                                 --------  --------  --------
Income (loss) before income taxes..............   (11,557)    3,739    (4,048)
Provision for income taxes.....................        --       300        --
                                                 --------  --------  --------
Net income (loss)..............................  $(11,557) $  3,439  $ (4,048)
                                                 ========  ========  ========

Net income (loss) per share:
  Basic........................................  $  (0.67) $   1.15  $  (5.59)
                                                 ========  ========  ========
  Diluted......................................  $  (0.67) $   0.21  $  (5.59)
                                                 ========  ========  ========
Shares used in computing net income (loss)
  per share:
  Basic........................................    17,134     2,985       724
                                                 ========  ========  ========
  Diluted......................................    17,134    16,399       724
                                                 ========  ========  ========


(*) Stock-based compensation charges included in:

      Cost of revenues.........................  $     59  $    310  $     60
                                                 ========  ========  ========
      Operating expenses:
        Research and development...............  $    618  $    997  $    302
        Selling, general and administrative....       400       555       157
                                                 --------  --------  --------
                                                 $  1,018  $  1,552  $    459
                                                 ========  ========  ========



             The accompanying notes are an integral part of these
                     Consolidated Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)


                                                Additional
                                 Common Stock     Paid-in      Deferred    Accumulated
                               Shares    Amount   Capital    Compensation    Deficit      Total
                               ------    ------   -------    ------------    -------      -----
Balance at May 1, 1999......   1,200,000  $   1    $  823     $   (429)     $(10,053)   $ (9,658)
Exercise of stock options         56,000     --         9           --            --           9
Deferred compensation
  related to stock options
  granted...................          --     --       824         (824)           --          --
Amortization of deferred
  Compensation..............          --     --        --          519            --         519
Net loss....................          --     --        --           --        (4,048)     (4,048)
                              ----------  -----   -------      -------      --------     -------
Balance at April 30, 1999      1,256,000      1     1,656         (734)      (14,101)    (13,178)
Exercise of stock options      2,718,050      3       567           --            --         570
Deferred compensation
  related to stock options
  granted...................          --     --     3,687       (3,687)           --          --
Purchase of common stock....     (88,500)    --        (9)          --            --          (9)
Forfeiture of stock option
  Granted...................          --     --       (61)          35            --         (26)
Amortization of deferred
  Compensation..............          --     --        --        1,891            --       1,891
Net income..................          --     --        --           --         3,439       3,439
                              ----------  -----   -------      -------      --------     -------
Balance at April 30, 2000...   3,885,550      4     5,840       (2,495)      (10,662)     (7,313)
Exercise of stock options...      84,300     --        99           --            --          99
Employee stock purchase plan      48,479     --       247           --            --         247
Shares issued in connection
  with Initial Public
  Offering..................   5,750,000      6    67,655           --            --      67,661
Conversion of preferred stock
  at Initial Public Offering  12,305,001     12    21,070           --            --      21,082
Grant of fully-vested options
  to non-employees...........         --     --        31           --            --          31
Re-purchase of common stock..    (73,750)    --       (20)          --            --         (20)
Forfeiture of stock option
  Granted....................         --     --      (391)         198            --        (193)
Amortization of deferred
  Compensation...............         --     --        --        1,239            --       1,239
Net loss.....................         --     --        --           --       (11,557)    (11,557)
                              ----------  -----   -------      -------      --------     -------
Balance at April 30, 2001     21,999,580  $  22   $94,531      $(1,058)     $(22,219)    $71,276
                              ==========  =====   =======      =======      ========     =======


             The accompanying notes are an integral part of these
                     Consolidated Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                     Year Ended April 30,
                                                 -----------------------------
                                                   2001      2000       1999
                                                   ----      ----       ----

Cash flows from operating activities:
  Net income (loss)............................. $(11,557)  $ 3,439  $ (4,048)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization...............      615       547       309
    Allowance for doubtful accounts and sales
      Returns...................................      (84)      286       137
    Amortization of deferred compensation.......    1,077     1,862       519
    Changes in assets and liabilities:
      Accounts receivable.......................      971    (4,709)   (1,829)
      Inventories...............................       66    (9,270)   (2,083)
      Refundable and deferred income taxes......   (2,842)       --        --
      Prepaid expenses and other assets.........     (317)     (538)      (12)
      Accounts payable..........................   (5,688)    8,237     1,442
      Accrued expenses and other liabilities....      414     1,226       275
      Deferred revenue..........................      116       434       282
                                                  -------   -------   -------
        Net cash provided by (used in)
          operating activities..................  (17,229)    1,514    (5,008)
                                                  -------   -------   -------
Cash flows from investing activities:
  Purchases of short-term investments...........   (3,000)       --        --
  Purchases of property, plant and equipment....   (2,593)   (1,564)     (650)
                                                  -------   -------   -------
        Net cash used in investing activities...   (5,593)   (1,564)     (650)
                                                  -------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock.....       --        --     8,337
  Issuance of common stock, net.................   67,987       564         9
                                                  -------   -------   -------
        Net cash provided by financing activities  67,987       564     8,346
                                                  -------   -------   -------
        Net increase in cash and cash equivalents  45,165       514     2,688
Cash and cash equivalents at beginning of period    5,888     5,374     2,686
                                                  -------   -------   -------
Cash and cash equivalents at end of period......  $51,053   $ 5,888   $ 5,374
                                                  =======   =======   =======

Supplemental cash flow information:
  Interest paid.................................  $    36   $    --   $    --
                                                  =======   =======   =======
  Taxes paid....................................  $ 3,483   $   129   $    --
                                                  =======   =======   =======
Supplemental non-cash investing and financial
  information:
  Conversion of redeemable convertible preferred
    stock to common stock.......................  $21,082   $    --   $    --
                                                  =======   =======   =======


             The accompanying notes are an integral part of these
                     Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended April 30, 2001, 2000 and 1999


NOTE 1 - OMNIVISION AND SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

   The Company

     OmniVision Technologies, Inc. and subsidiaries (the "Company") designs, develops and markets complementary metal oxide semiconductor ("CMOS") image sensors. The Company was incorporated in California in May 1995 and reincorporated in the State of Delaware in March 2000.

   Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

   Foreign currency translation

     The functional currencies of the Company's subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar for the Company or in the local currencies for the subsidiaries are included in other income for the periods presented.

     The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in other comprehensive income in the stockholders' equity.

   Cash and cash equivalents

     The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of money market deposit accounts that are stated at cost, which approximates fair value.

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

   Fair value of financial instruments

     The reported amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

                For the Years Ended April 30, 2001, 2000 and 1999

   Property, plant and equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets.

     Building improvements.............................    5 years
     Machinery and equipment...........................  3 - 5 years
     Furniture and fixtures............................  3 - 7 years

   Long-lived assets

     The Company accounts for long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. To date, no impairment loss has been recognized.

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

   Inventories

     Inventories are stated at the lower of cost, determined on first-in, first-out ("FIFO") basis, or market.

   Research and development

     Research and development costs are expensed as incurred.

   Income taxes

     The Company accounts for deferred income taxes using the liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets.

   Comprehensive income (losses)

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners. Comprehensive income was not significant during any period covered.

                For the Years Ended April 30, 2001, 2000 and 1999

   Certain risks and uncertainties

     The Company's products are concentrated in a single segment in the semiconductor imaging devices industry which is characterized by rapid technological advances, changes in customer requirements and evolving industry standards. These products depend in part on a limited number of suppliers of wafers. Also, the Company has depended on a limited number of products and customers for substantially all revenue to date. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements or changes in industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on the Company's business and operating results.

   Segment information

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. For all periods presented, the Company operated in a single business segment. Revenue by geographic location is presented in Note 10.

   Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Deferred compensation is amortized over the vesting period on an accelerated basis using the model presented in paragraph 24 of FIN 28. SFAS 123 requires a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 8.

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services" ("EITF 96-18"). Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing model.

   Basic and diluted net income (loss) per share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", under the provisions of which basic income
(loss) per share is computed by dividing the income (loss) available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income
(loss) per share excludes potential common stock if the effect of such stock is antidilutive. Potential common stock consists of unvested restricted common stock, incremental common or preferred shares issuable upon the exercise of stock options and shares issuable upon conversion of the redeemable convertible preferred stock.

   Reclassifications

     Certain reclassifications have been made in the 2000 balance sheet to conform to the 2001 presentations.

                For the Years Ended April 30, 2001, 2000 and 1999

   Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards, ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133," effective for all interim and annual periods beginning after June 15, 2000. SFAS No 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company will adopt the standard no later than the first quarter of fiscal year 2002 and management does not expect the adoption of these standards to have a material effect on our consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B. SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. The Company adopted the provisions of SAB 101 in its consolidated financial statements for all periods presented.

     On June 29, 2001, the FASB approved its proposed SFAS No. 141, ("FAS 141") "Business Combinations," and SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets."

     Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

     FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. Adoption of FAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

     The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

                For the Years Ended April 30, 2001, 2000 and 1999

NOTE 2 - BALANCE SHEET ACCOUNTS (IN THOUSANDS)

                                                               April 30,
                                                       -----------------------
                                                           2001        2000
                                                           ----        ----
Cash and cash equivalents:
  Cash..............................................     $ 1,918       $ 5,888
  Money market funds................................       3,563            --
  Commercial paper..................................      45,572            --
                                                         -------       -------
                                                         $51,053       $ 5,888
                                                         =======       =======

Short-term investments:
  Corporate notes...................................     $ 3,000       $    --
                                                         -------       -------
                                                         $ 3,000       $    --
                                                         =======       =======

Accounts receivable:
  Accounts receivable...............................     $ 6,016       $ 6,987
  Less: Allowance for doubtful accounts.............        (114)         (156)
        Sales return reserve........................        (633)         (675)
                                                         -------       -------
                                                         $ 5,269       $ 6,156
                                                         =======       =======

Inventories:
  Work in progress..................................     $ 3,752       $10,342
  Finished goods....................................       7,693         1,169
                                                         -------       -------
                                                         $11,445       $11,511
                                                         =======       =======

Property and equipment:
  Machinery and equipment...........................     $ 2,917       $ 2,292
  Furniture and fixtures............................         222           248
  Software..........................................         798           639
  Construction in progress..........................       1,933            98
                                                         -------       -------
                                                           5,870         3,277
    Less: Accumulated depreciation and amortization.      (1,790)       (1,175)
                                                         -------       -------
                                                         $ 4,080       $ 2,102
                                                         =======       =======

Accrued expenses and other liabilities:
  Employee compensation.............................     $   695       $   351
  Other.............................................       1,560         1,490
                                                         -------       -------
                                                         $ 2,255       $ 1,841
                                                         =======       =======


                For the Years Ended April 30, 2001, 2000 and 1999

NOTE 3 - INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                         Year Ended April 30,
                                                       ----------------------
                                                           2001        2000
                                                           ----        ----
Current:
  Federal...........................................    $ 2,516       $   626
  State.............................................         63           120
                                                        -------       -------
    Total current...................................      2,579           746
                                                        -------       -------
Deferred:
  Federal...........................................     (2,579)         (347)
  State.............................................         --           (99)
                                                        -------       -------
    Total deferred..................................     (2,579)         (446)
                                                        -------       -------
      Total provision...............................    $    --       $   300
                                                        =======       =======

     There was no income tax provision for the year ended April 30, 1999 because operations resulted in pre-tax losses.

     The provision for income taxes differs from the amount computed by applying the federal income tax rate of 34% to pretax income (loss) from operations as a result of the following (in thousands):

                                                        Year Ended April 30,
                                                       ----------------------
                                                           2001        2000
                                                           ----        ----
Statutory federal income tax........................    $(3,929)      $ 1,271
State income taxes, net of federal tax benefits.....       (315)          150
Amortization of stock compensation..................        489           639
Release of valuation allowance......................      3,653        (2,281)
Alternative minimum tax.............................         --           337
Other...............................................        102           184
                                                        -------       -------
Tax provision.......................................    $    --       $   300
                                                        =======       =======

     Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. Management believes that it is more likely than not that the Company will not realize a significant portion of its deferred tax assets and, accordingly, valuation allowances of $6,307,000 and $2,654,000 have been established for such amounts at April 30, 2001 and 2000, respectively.

     The following is an analysis of the Company's deferred tax assets (in thousands):

                                                        Year Ended April 30,
                                                       ----------------------
                                                           2001        2000
                                                           ----        ----
Net operating loss carryforward and credit
  carryforwards......................................   $   470       $ 1,500
Reserves.............................................     8,369           698
Accruals and other...................................       493           902
                                                        -------       -------
                                                          9,332         3,100
Valuation allowance..................................    (6,307)       (2,654)
                                                        -------       -------
Net deferred tax assets..............................   $ 3,025       $   446
                                                        =======       =======


                For the Years Ended April 30, 2001, 2000 and 1999

     As of April 30, 2001, the Company had net operating loss carryforwards of approximately $500,000 for federal and state income tax purposes. These losses are available to reduce taxable income and expire through 2019. Because of certain changes in the ownership in December 1996, there is an annual limitation of approximately $200,000 on the use of these net operating loss carryforwards.


NOTE 4 - RELATED PARTIES TRANSACTIONS

     The chairman of Powerchip Semiconductor Corp. ("PSC") was a board member of the Company until May 2001. PSC has been a vendor for the Company since the year ended April 30, 1999. Total purchases were $22,011,000, $6,857,000 and $5,000 for the years ended April 30, 2001, 2000 and 1999, respectively.


NOTE 5 - NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income
(loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share data):


                                                      Year Ended April 30,
                                                  ---------------------------
                                                    2001      2000     1999
                                                    ----      ----     ----
Numerator:
  Net income (loss).............................. $(11,557)  $ 3,439  $(4,048)
                                                  ========   =======  =======
Denominator:
  Weighted average shares........................   17,757     3,558    1,216
  Weighted average unvested common stock subject
    to repurchase................................     (623)     (573)    (492)
                                                  --------   -------  -------
Denominator for basic net income (loss) per share   17,134     2,985      724
                                                  ========   =======  =======

Weighted average effect of dilutive securities:
  Common stock options...........................       --       536       --
  Unvested common stock subject to repurchase....       --       573       --
  Convertible preferred stock....................       --    12,305       --
                                                  --------   -------  -------
Denominator for dilutive net income (loss)
  per share......................................   17,134    16,399      724
                                                  ========   =======  =======
Basic net income (loss) per share................ $  (0.67)  $  1.15  $ (5.59)
                                                  ========   =======  =======
Diluted net income (loss) per share.............. $  (0.67)  $  0.21  $ (5.59)
                                                  ========   =======  =======


The following table sets forth weighted average potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):


                                                      Year Ended April 30,
                                                  --------------------------
                                                    2001      2000     1999
                                                    ----      ----     ----
Weighted average effect of common stock
  equivalents:
  Unvested common stock subject to repurchase....    623        --       492
  Options outstanding............................  1,237        --     2,350
  Shares resulting from the conversion of the:
    Series A convertible preferred stock.........    985        --     4,300
    Series B convertible preferred stock.........    842        --     3,672
    Series C convertible preferred stock.........    993        --     4,256
                                                  ------    ------    ------
Total common stock equivalents excluded from
  the computation of earnings (loss) per share
  as their effect was antidilutive...............  4,680        --    15,070
                                                  ======    ======    ======


                For the Years Ended April 30, 2001, 2000 and 1999

NOTE 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Company is authorized to issue 12,783,336 shares of Convertible preferred stock ("preferred stock"). As of April 30, 2001, no shares of preferred stock were issued and outstanding as all shares of preferred stock were converted into 12,305,001 shares of common stock at the time of the Company's initial public offering.


                                 Series A          Series B       Series C     Additional
                              Preferred Stock  Preferred Stock Preferred Stock  Paid-in
                              ---------------  --------------- ---------------
(in thousands)                Shares   Amount  Shares   Amount  Shares Amount    Capital    Total
                              ------   ------  ------   ------  ------ ------    -------    -----
Balance at May 1, 1999......  4,300    $  4    3,672    $   4    1,553  $  1    $ 12,736  $ 12,745
  Issuance of Series C
    preferred stock at
    $3.00 per share for cash     --      --       --       --    2,781     3       8,334     8,337
Balance at April 30, 1999
  and at April 30, 2000.....  4,300       4    3,672        4    4,334     4      21,070    21,082
                             ------    ----    -----    -----    -----  ----    --------  --------
  Conversion of preferred
    Stock at Initial Public
    Offering................ (4,300)     (4)  (3,672)      (4)  (4,334)   (4)    (21,070)  (21,082)
                             ------    ----   ------    -----   ------  ----    --------  --------
Balance at April 30, 2001        --    $ --       --    $  --       --  $ --    $     --  $     --
                             ======    ====   ======    =====   ======  ====    ========  ========



     The rights, preferences and restrictions of the preferred stock are as follows:

     Conversion. Each share of Series A, Series B and Series C preferred stock was convertible into such number of shares of common stock as is determined by dividing the original issuance price by $0.60, $1.50 and $3.00, respectively ("Initial Conversion Price").

     Dividends. Holders of Series A, Series B and Series C preferred stock were entitled to receive, when and as declared by the Board of Directors, noncumulative dividends at the annual rate of $0.06, $0.15 and $0.30 per share, respectively. Such dividends were payable in preference to any dividend for common stock declared by the Board of Directors. No dividends were declared since inception.

                For the Years Ended April 30, 2001, 2000 and 1999

     Voting. The holders of the preferred stock had the right to vote with the
     -------
common stock, on an as-if-converted basis, on all other matters as provided under California law. The holder of each share of preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such share of preferred stock could be converted on the record date for the vote or the consent of shareholders and shall have voting rights and powers equal to the voting rights and powers of the common stock.

     Liquidation. In the event of any liquidation, dissolution or winding up of
     ------------
the corporation, the holders of each share of preferred stock then outstanding are entitled to be paid, before any payment made to the holders of the common stock, an amount equal to the original issue price per share ("Preference Amount") of preferred stock. If the assets of the corporation are insufficient to pay the full liquidation preference to the preferred stock, the assets shall be distributed ratably among the holders of the preferred stock in proportion to the full preference amount each such holder is otherwise entitled to receive. After payment has been made to the holders of the preferred stock of their full preference amount, any remaining assets or surplus funds of the corporation are to be shared by and distributed ratably among the holders of common stock in proportion to the number of shares then held by each of them.

     A consolidation or merger of the Company with or into any other corporation or corporations, acquisition by any other corporation or corporations, or a sale of all or substantially all of the assets or voting control of the Company, in which the prior stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation (a "change in control") is deemed to be a liquidation.

   Redemption

     Series A, B and C preferred stock were redeemable upon a change in control of the Company at an amount equal to the liquidation preference described above.

     Series A, B and C preferred stock were recorded at fair value at the date of issuance outside of stockholder's equity, which equals the redemption value.


NOTE 7 - COMMON STOCK

     The Company completed its initial public offering ("IPO") on July 14, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-31926), which was declared effective by the Securities and Exchange Commission on July 13, 2000. In the IPO, the Company sold an aggregate of 5,000,000 shares of common stock. In August 2000, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds from exercise of the over-allotment option aggregated approximately $8.5 million after paying the underwriters' fee and related expenses. The sale of the shares of common stock generated aggregate gross proceeds of approximately $74,750,000, including proceeds from the exercise of the over-allotment option. The aggregate net proceeds were approximately $67,661,000, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5,233,000 and directly paying expenses of the offering of approximately $1,857,000.

     The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2001, 21,999,580 shares were issued and outstanding. In addition, 8,333,500 shares of common stock have been reserved for issuance under the Company's employee stock option plans, Directors' stock option plan and employee stock purchase plan.

     Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of voluntary or involuntary termination of employment of the stockholder. Of the shares issued to date, 2,770,050 shares of the Company's common stock have been issued under restricted stock purchase agreements, under which the Company has the option to repurchase issued shares of common stock. Under

                For the Years Ended April 30, 2001, 2000 and 1999

these agreements, 20% of the Company's repurchase rights lapse after one year. The remaining rights lapse quarterly over the following four years. As of April 30, 2001 and 2000, 449,500 and 921,600 shares of common stock were subject to repurchase by the Company at the original exercise price, respectively.


NOTE 8 - STOCK PLANS

   1995 Stock Option Plan

     In May 1995, the Company adopted the 1995 Stock Plan under which 3,600,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options and stock purchase rights. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company's common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1995 Stock Plan generally vest over five years and are exercisable immediately or for up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). Those options exercised but unvested are subject to repurchase by the Company at the exercise price.

     In February 2000, the Company terminated the 1995 Stock Option Plan as to future grants. However, options outstanding under the 1995 Stock Option Plan continue to be governed by the terms of the 1995 Stock Option Plan.

   2000 Stock Plan

     In February 2000, the Company adopted the 2000 Stock Plan under which 3,000,000 shares of common stock were reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 1,500,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year; or an amount determined by the Company's board of directors. The 2000 Stock Plan provides for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options are granted at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan generally vest over five years and are exercisable immediately or for up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). Those options exercised but unvested are subject to repurchase by the Company at the exercise price.

   2000 Director Option Plan

     The 2000 Director Option Plan was adopted by the board of directors in February 2000 and the shareholders in March 2000. Under this plan 250,000 shares of common stock were reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year commencing May 1, 2002 equal to the lesser of 75,000 shares, 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year or an amount determined by the board of directors. The 2000 Director Option Plan provides for an initial grant to the nonemployee director to purchase 20,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be granted an option to purchase 10,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting, the director has served on the board of directors for six months. The terms of the options granted under the 2000 Director Option Plan is ten years, but the options expire three months following the

                For the Years Ended April 30, 2001, 2000 and 1999

termination of the optionee's status as a director or twelve months if the termination is due to death or disability. The initial 20,000 share grants will become exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 10,000 share grants will become exercisable at the rate of 1/16th of the shares per quarter.

   2000 Employee Stock Purchase Plan

     The 2000 Employee Stock Purchase Plan was adopted by the board of directors in February 2000 and was adopted by the shareholders in March 2000. The 2000 Employee Stock Purchase Plan became effective upon the closing of the Company's initial public offering. Under the 2000 Employee Stock Purchase Plan, 1,500,000 shares of common stock were reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2002 in an amount equal to the lesser of: 1,000,000 shares, or 4% of the Company's common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The offering period under this plan begins on the first trading day on or after June 1 and December 1 of each year. The purchase price of the common stock under this plan will be 85% of the lesser of the fair market value per share on the start date of the offering period or on the end date of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. This plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of April 30, 2001, 48,479 shares had been exercised under the 2000 Employee Stock Purchase Plan.

     The following table summarizes stock option activities:



                                           Options Outstanding
                               ----------------------------------------------
                                                                     Weighted
                                  Options                             Average
                                 Available                             Price
                                    For      Number of   Price per      per
                                   Grant       Shares      Share       Share
                                   -----       ------      -----       -----
Balance at May 1, 1998.........  1,476,000   2,124,000        --       0.12
  Granted......................  ( 741,000)    741,000        0.30     0.30
  Exercised....................         --     (56,000)  0.15-0.25     0.16
  Canceled.....................     48,000     (48,000)  0.25-0.30     0.28
                                 ---------   ---------
Balance at April 30, 1999.         783,000   2,761,000          --     0.17
  Adoption of 2000 Stock Plan    3,000,000          --          --       --
  Adoption of 2000 Director
    Option Plan................    250,000          --          --       --
  Granted......................   (919,000)    919,000   0.75-7.00     1.41
  2000 Stock Plan Granted......     (5,000)      5,000        9.00     9.00
  2000 Stock Plan Granted...... (1,157,000)  1,157,000       10.00    10.00
  2000 Director Option Plan
  Granted......................    (60,000)     60,000       10.00    10.00
  Exercised....................         --  (2,718,050)  0.06-0.75     0.21
  Canceled.....................    152,500    (152,500)  0.06-0.75     0.34
  Termination of 1995 stock
    option plan................    (16,500)         --          --       --
                                ----------  ----------
Balance at April 30, 2000......  2,028,000   2,031,450          --     6.57
  Granted...................... (1,015,358)  1,015,358  2.75-29.06     6.10
  Exercised....................         --     (84,300) 0.25-13.00     1.17
  Repurchased..................    117,250          --  0.06- 0.75     0.23
  Canceled.....................    196,512    (196,512) 0.75-13.00     5.76
                                ----------  ----------
Balance at April 30, 2001......  1,326,404   2,765,996          --   $ 6.62
                                ==========  ==========


                For the Years Ended April 30, 2001, 2000 and 1999


     The following table summarizes information about stock options outstanding at April 30, 2001:


                          Options Outstanding           Options Exercisable
                    ---------------------------------- -----------------------
                                   Weighted
                       Number       Average   Weighted    Number      Weighted
                   Outstanding at  Remaining  Average  Exercisable at  Average
                      April 30,   Contractual Exercise    April 30,   Exercise
Exercise Prices         2001         Life       Price       2001        Price
---------------         ----         ----       -----       ----        -----
    $0.06              20,000        5.19       $0.06      20,000       $0.06
 $0.25 - $0.30        112,000        7.09        0.29     112,000        0.29
    $0.75             405,800        8.40        0.75     405,800        0.75
    $2.75              49,875        9.91        2.75          --          --
 $4.50 - $5.44        895,608        9.66        4.75      72,500        4.50
 $7.00 - $8.06         77,563        9.12        7.44      45,688        7.00
$10.00 - $13.00     1,158,150        8.95       10.06     309,150       10.22
   $29.06              47,000        9.48       29.06          --          --
                    ---------                             -------
 $0.06 - $29.06     2,765,996        9.03       $6.62     965,138       $4.29
                    =========                             =======


   Stock-based compensation under APB No. 25

     In connection with certain stock option grants the Company recorded deferred stock compensation costs totaling $5,208,000 being the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options of generally five years. Future amortization of deferred compensation expense is estimated to be approximately $604,000, $321,000, $125,000 and $8,000 in the years ended April 30, 2002, 2003 and 2004 and after, respectively.

     Stock based compensation charge is comprised of the following (in thousands):


                                                     Year Ended April 30,
                                                  --------------------------
                                                    2001      2000     1999
                                                    ----      ----     ----
Cost of revenues................................   $   59    $  310   $   60
                                                   ======    ======   ======
Operating expenses:
  Research and development......................   $  618    $  997   $  302
  Selling, general and administrative...........      400       555      157
                                                   ------    ------   ------
     Total operating expenses...................    1,018     1,552      459
                                                   ------    ------   ------
     Total compensation charge..................   $1,077    $1,862   $  519
                                                   ======    ======   ======

   Fair value disclosures

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

                For the Years Ended April 30, 2001, 2000 and 1999

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                  Employee Stock Option Plan     Employee Stock
                                       Year Ended April 30,      Purchase Plan
                                   -------------------------       Year Ended
                                     2001     2000      1999     April 30, 2001
                                     ----     ----      ----     --------------
Risk-free interest rate............  5.56%    6.04%     5.47%            5.36%
Expected term of options (in years)  3.6      4.1        4.1              0.5
Expected volatility................  185%     110%        0%              185%
Expected dividend yield............   0%       0%         0%               0%


     The Company used 0% as expected volatility for all periods before March 8, 2000. For the period from March 8, 2000, the date of first filing of the Registration Statement through April 30, 2000, 110% volatility was used.

     The weighted average grant date fair value of options granted during the years ended April 30, 2001, 2000 and 1999 was $5.67, $5.29 and $1.63,
respectively.

     Had compensation cost been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been (in thousands, except per share data):

                                                      Year Ended April 30,
                                                -----------------------------
                                                    2001      2000      1999
                                                    ----      ----      ----
Net income (loss) - as reported...............   $(11,557)   $3,439   $(4,048)
Net income (loss) - as adjusted...............   $(17,001)   $2,412   $(4,773)

Net income (loss) per share:

  Basic as reported...........................   $  (0.67)   $ 1.15   $ (5.59)
                                                 ========    ======   =======
  Diluted as reported.........................   $  (0.67)   $ 0.21   $ (5.59)
                                                 ========    ======   =======

Net income (loss) per share:

  Basic as adjusted...........................   $  (0.99)   $ 0.81   $ (6.59)
                                                 ========    ======   =======
  Diluted as adjusted.........................   $  (0.99)   $ 0.15   $ (6.59)
                                                 ========    ======   =======


NOTE 9 - CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in a money market account. The Company's products are primarily sold to OEM customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. The Company's sales to significant customers as a percentage of revenues were as follows for the indicated periods:

                                                      Year Ended April 30,
                                                  --------------------------
                                                    2001      2000      1999
                                                    ----      ----      ----
Percentage of revenues:
  Customer A..................................      17%        30%      43%
  Customer B..................................      14%        18%      24%
  Customer C..................................       1%        11%       -%



                For the Years Ended April 30, 2001, 2000 and 1999

     Significant customer account receivables as a percentage of net accounts receivable were as follows for the fiscal years indicated:

                                                            April 30,
                                                        ----------------
                                                         2001      2000
                                                         ----      ----
Percentage of accounts receivable:
  Customer A......................................       3%        33%
  Customer B......................................       4%        26%
  Customer C......................................       1%         -%



NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

     The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

     The Company sells its products in the United States and to the Asia Pacific region. Revenues by geographic locations based on the country or region of the customer were as follows (in thousands):


                                                      Year Ended April 30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                    ----      ----      ----

Taiwan......................................       $14,604    $16,848   $3,084
United States...............................         8,355      8,709      735
Singapore...................................         7,611      6,670      536
Japan.......................................         6,865        897       62
Hong Kong...................................         5,061      2,780      435
South Korea.................................         5,051      3,296      260
Europe......................................         2,936        468       64
All other...................................         3,224        585       67
                                                   -------    -------   ------
                                                   $53,707    $40,253   $5,243
                                                   =======    =======   ======


     In December 2000, the Company formed a new subsidiary to conduct testing and packaging operations in Shanghai, the People's Republic of China. The registered capital of this new company is $12.0 million, of which $3.8 million was funded by the Company in the year ended April 30, 2001, as required. The Company is further obligated to fund the remaining $8.2 million of registered capital by December 2003. As of April 30, 2001, $1.9 million of the $3.8 million was paid for land use rights and to building contractors, $1.8 million was deposited in a bank account in China and $0.1 million was expended for general purposes. The formation and operation of the new company in China requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent the Company's ability to begin operation of the new company as well as using the funds outside of China.

                For the Years Ended April 30, 2001, 2000 and 1999

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities in the U.S. under non-cancelable lease agreements. The facility leases expire April 30, 2003. Future minimum lease payments under all non-cancelable operating leases as of April 30, 2001 are as follows (in thousands):


Years Ended April 30,
---------------------
2002......................................................... $628
2003......................................................... $284



     Rental expenses under all operating leases amounted to $323,000, $268,000 and $203,000 for the years ended April 30, 2001, 2000 and 1999, respectively.

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     In March 2000, the Company received written notice from Koninklijke Philips N.V. ("Philips") in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. Although the Company does not believe that any of its products infringe any Philips patent, the Company is currently discussing possible royalty or licensing arrangements as a means of business resolution. In the meantime, the Company has completed implementation of a new serial bus system for its products.

     During the year ended April 30, 2001, the Company received written notice from Photobit Corporation ("Photobit") and California Institute of Technology ("CalTech") asserting infringement of patents which relate to various aspects of image sensors. The Company filed an action with the U.S. District Court, Northern District of California, seeking declaratory judgment that the patents identified are invalid and/or not infringed by any of the Company's products. Discovery is in process, and trial is scheduled for July 2002. In addition, Photobit and CalTech filed a complaint with the U.S. International Trade Commission for the same patents. The investigation is in process and the target date for completion of the investigation is May 13, 2002. As with the action pending in the Northern District of California, the Company believes that the claims of Photobit and CalTech are meritless, and plan to vigorously defend itself in the ITC investigation.

     While the effect on future financial results cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its financial position and results of operations or cash flows.

     In conjunction with the formation of the new company in China, and in addition to the capital requirement (see Note 10), the Company has entered into certain commitments related to leasing land and constructing a facility in Shanghai, China for approximately $12.0 million, of which $3.8 million has been paid to date.

                                                                   SCHEDULE II

                        OMNIVISION TECHNOLOGIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended April 30, 2001, 2000, and 1999
                            (Amounts in thousands)


                                                   Additions
                                      Balance at      and      Write-offs    Balance at
                                     Beginning of  Charges to      and         End of
          Description                    Year       Expenses    Deductions      Year
---------------------------------        ----       --------    ----------      ----
Allowance for doubtful
  accounts receivable:
  Fiscal year ended April 30, 2001       $  156      $  (41)       $    1     $  114
                                         ======      ======        ======     ======
  Fiscal year ended April 30, 2000       $   56      $  103        $    3     $  156
                                         ======      ======        ======     ======
  Fiscal year ended April 30, 1999       $   10      $   49        $    3     $   56
                                         ======      ======        ======     ======

Deferred tax valuation allowance:
  Fiscal year ended April 30, 2001       $2,654      $3,653        $   --     $6,307
                                         ======      ======        ======     ======
  Fiscal year ended April 30, 2000       $4,973      $   --        $2,319     $2,654
                                         ======      ======        ======     ======
  Fiscal year ended April 30, 1999       $3,532      $1,441        $   --     $4,973
                                         ======      ======        ======     ======

Sales return reserve:
  Fiscal year ended April 30, 2001       $  675      $  556        $  598     $  633
                                         ======      ======        ======     ======
  Fiscal year ended April 30, 2000       $  489      $  256        $   70     $  675
                                         ======      ======        ======     ======
  Fiscal year ended April 30, 1999       $  398      $   91        $   --     $  489
                                         ======      ======        ======     ======
