Form 10-Q
period 2001-07-31
OMNIVISION TECHNOLOGIES INC
filed 2001-09-14
CIK 1106851

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from             to
                                   -----------    --------------

                         Commission file number: 0-29939

                              ------------------

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

                              ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]





     At September 11, 2001, 22,093,787 shares of common stock of the Registrant were outstanding.


================================================================================



                          OMNIVISION TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                            No.
                                                                           -----
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets -- July 31, 2001 and
            April 30, 2001...............................................    3

          Condensed  Consolidated  Statements of Operations -- Three
            Months Ended July 31, 2001 and 2000..........................    4

          Condensed  Consolidated  Statements of Cash Flows -- Three
            Months Ended July 31, 2001 and 2000..........................    5

          Notes to Condensed Consolidated Financial Statements...........    6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......   28


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................   29

Item 2. Changes in Securities and Use of Proceeds........................   30

Item 6. Exhibits and Reports on Form 8-K.................................   31

Signatures...............................................................   32



PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS




                          OMNIVISION TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                        July 31,     April 30,
                                                          2001          2001
                                                          ----          ----
ASSETS

Current assets:
     Cash and cash equivalents......................   $  54,637     $  51,053
     Short-term investments.........................       3,000         3,000
     Accounts receivable, net.......................       5,516         5,269
     Inventories....................................       9,736        11,445
     Refundable and deferred income taxes...........       3,288         3,288
     Prepaid expenses and other assets..............         955           219
                                                       ---------     ---------

          Total current assets......................      77,132        74,274

Property, plant and equipment, net..................       4,206         4,080
Other non-current assets............................         293           293
                                                       ---------     ---------
          Total assets..............................   $  81,631     $  78,647
                                                       =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...............................   $   6,425     $   4,284
     Accrued expenses and other liabilities.........       1,974         2,255
     Deferred revenue...............................         981           832
                                                       ---------     ---------

          Total current liabilities.................       9,380         7,371
                                                       ---------     ---------

Commitments and Contingencies (Note 8)

Stockholders equity:
     Common stock, $0.001 par value; 100,000 shares
       authorized; 22,094 and 22,000 shares issued
       and outstanding..............................          22            22
     Additional paid-in capital.....................      94,840        94,531
     Deferred compensation related to stock options.        (902)       (1,058)
     Accumulated deficit............................     (21,709)      (22,219)
                                                       ---------     ---------
          Total stockholders' equity................      72,251        71,276
                                                       ---------     ---------

          Total liabilities and stockholders' equity   $  81,631     $  78,647
                                                       =========     =========


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.



                          OMNIVISION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                       July 31,      July 31,
                                                         2001          2000
                                                         ----          ----
Revenues:                                               $11,161       $17,819
Cost of revenues*...................................      6,133        12,295
                                                        -------       -------
Gross profit........................................      5,028         5,524
                                                        -------       -------
Operating expenses:
     Research and development*......................      1,688         1,281
     Selling, general and administrative*...........      3,239         1,074
     Stock compensation charge*.....................        158           284
                                                        -------       -------
          Total operating expenses..................      5,085         2,639
                                                        -------       -------
Income (loss) from operations.......................        (57)        2,885
Interest income (expense), net......................        567           160
                                                        -------       -------
Income before income taxes..........................        510         3,045
Provision for income taxes..........................        --          1,157
                                                        -------       -------
Net income..........................................    $   510       $ 1,888
                                                        =======       =======

Net income per share:
     Basic..........................................    $  0.02       $  0.42
                                                        =======       =======
     Diluted .......................................    $  0.02       $  0.11
                                                        =======       =======
Shares used in computing net income per share:
     Basic..........................................     21,693         4,486
                                                        =======       =======
     Diluted .......................................     24,377        17,534
                                                        =======       =======


(*) Stock-based compensation charges included in:

     Cost of revenues...............................    $     9       $    39
                                                        =======       =======
     Operating expenses:
          Research and development..................    $    87       $   183
          Selling, general and administrative.......         71           101
                                                        -------       -------
                                                        $   158       $   284
                                                        =======       =======


              The accompanying notes are an integral part of these
                 Condensed Consolidated Financial Statements.



                          OMNIVISION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                         -----------------------
                                                           July 31,     July 31,
                                                             2001         2000
                                                             ----         ----
Cash flows from operating activities:
  Net income............................................   $   510      $ 1,888
  Adjustments  to  reconcile  net  income to net cash
    provided by (used  in) operating activities:
    Depreciation and amortization.......................       191          133
    Allowance for doubtful accounts and sales returns...      (132)         (31)
    Amortization of deferred compensation...............       167          323
    Changes in assets and liabilities:
      Accounts receivable...............................      (115)         142
      Inventories.......................................     1,709      (10,076)
      Prepaid expenses and other assets.................      (736)         108
      Accounts payable..................................     2,141            2
      Accrued expenses and other liabilities............      (281)       1,159
      Deferred revenue..................................       149          415
                                                           -------      -------

         Net cash provided by (used in) operating
           activities...................................     3,603       (5,937)
                                                           -------      -------

Cash flows from investing activities:
  Purchase of short-term investments....................        --      (55,586)
  Purchases of property, plant and equipment............      (317)        (138)
                                                           -------      -------

         Net cash used in investing activities..........      (317)     (55,724)
                                                           -------      -------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net...........       302       59,196
  Payment for repurchase of common stock, net...........        (4)         --
                                                           -------      -------

         Net cash provided by financing activities......       298       59,196
                                                           -------      -------

Net increase (decrease) in cash and cash equivalents....     3,584       (2,465)
Cash and cash equivalents at beginning of period........    51,053        5,888
                                                           -------      -------

Cash and cash equivalents at end of period..............   $54,637      $ 3,423
                                                           =======      =======

Supplemental cash flow information:
  Taxes paid ...........................................   $   --       $   212
                                                           =======      =======



              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                          OMNIVISION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the Three Months Ended July 31, 2001 and 2000
                                   (unaudited)

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of July 31, 2001 and April 30, 2001 and for the three months ended July 31, 2001 and 2000 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2001 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002 or any other future interim period, and the Company makes no representations related thereto.

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



                          OMNIVISION TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                For the Three Months Ended July 31, 2001 and 2000
                                   (unaudited)


Note 4 -- Balance Sheet Accounts (In Thousands)


                                                      July 31,     April 30,
                                                        2001         2001
                                                        ----         ----
Cash and cash equivalents:
     Cash.........................................    $ 1,570      $ 1,918
     Money market funds...........................      6,979        3,563
     Commercial paper.............................     46,088       45,572
                                                      -------      -------
                                                      $54,637      $51,053
                                                      =======      =======

Short-term investments:
     Corporate notes..............................    $ 3,000      $ 3,000
                                                      -------      -------
                                                      $ 3,000      $ 3,000
                                                      =======      =======

Work in progress..................................    $ 2,454   $    3,752
Finished goods....................................      7,282        7,693
                                                      -------      -------
     Total inventory..............................    $ 9,736      $11,445
                                                      =======      =======




Note 5 -- Net Income Per Share

     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the period indicated (in thousands, except per share data):



                                                            Three Months Ended
                                                          July 31,      July 31,
                                                            2001          2000
                                                            -----         ----

     Numerator:
          Net income..................................   $   510        $ 1,888
                                                         =======        =======
     Denominator:
        Weighted average shares.......................    22,066          5,327
        Weighted average unvested common stock
          subject to repurchase.......................      (373)          (841)
                                                         -------        -------
        Denominator for basic net income per share....    21,693          4,486
        Effect of dilutive securities
           Common stock options.......................     2,311            927
           Unvested common stock subject to repurchase       373            841
           Convertible preferred stock................       --          11,280
                                                         -------        -------
     Denominator for dilutive net income per share....    24,377         17,534
                                                         =======        =======
     Basic net income per share.......................   $  0.02        $  0.42
                                                         =======        =======
     Diluted net income per share.....................   $  0.02        $  0.11
                                                         =======        =======




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

                          OMNIVISION TECHNOLOGIES, INC.

                For the Three Months Ended July 31, 2001 and 2000
                                   (unaudited)


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

     The Company sells its products primarily in the United States and to the Asia Pacific region. Revenues by geographic locations based on the country or region of the customer were as follows (in thousands):



                                                         Three Months Ended
                                                         ------------------
                                                         July 31,   July 31,
                                                           2001       2000
                                                           ----       ----

     United States....................................   $ 6,489     $ 1,735
     Taiwan...........................................     1,471       8,088
     Hong Kong........................................     1,368       1,887
     Japan............................................       670       1,131
     Korea............................................       461       2,703
     Singapore........................................       315       1,577
     Europe...........................................       220         402
     All Other........................................       167         296
                                                         -------     -------
                                                         $11,161     $17,819
                                                         =======     =======



Note 8 -- Commitments and Contingencies

     In December 2000, the Company formed a new subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this new company is $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required. The Company is further obligated to fund the remaining $8.2 million of registered capital by December 2003. As of July 31, 2001, $2.1 million of the $3.8 million was paid for land use rights and to building contractors, $1.5 million was deposited in a bank account in China and $0.2 million was expended for general purposes. The formation and operation of the new company in China requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent the Company's ability to begin operation of the new company as well as using the funds outside of China.

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

     During the fiscal year ended April 30, 2001, the Company received written notice from Photobit Corporation ("Photobit") and California Institute of Technology ("CalTech") asserting infringement of patents which relate to various aspects of image sensors. The Company filed an action with the U.S. District Court, Northern District of California, seeking declaratory judgment that the patents identified are invalid and/or not infringed by any of the Company's products. Discovery is in process, and trial is scheduled for July 2002. In addition, Photobit and CalTech filed a complaint with the U.S. International Trade Commission for the same patents. The investigation is in process and the target date for completion of the investigation is May 13, 2002. As with the action pending in the Northern District of California, the Company believes that the claims of Photobit and CalTech are meritless, and plan to vigorously defend itself in the ITC investigation.

                          OMNIVISION TECHNOLOGIES, INC.

                For the Three Months Ended July 31, 2001 and 2000
                                   (unaudited)


     While the effect on future financial results cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its financial position and results of operations or cash flows.


Note 9 -- Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its consolidated financial statements.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results". These forward looking statements include, but are not limited to: the statements relating to the development of new products in new and existing markets, the expansion of the range of picture resolutions offered, the development of new products which require only three volts for portable applications, the improvement of image quality, the integration of additional functions and the improvement to the interface chip in the third paragraph under "Overview;" the statements relating to the generation of revenues from five volt products in the remainder of fiscal year 2002 in the fourth paragraph under "Overview;" the statements relating to technology leadership and increase in research and development expenses in the eighth paragraph under "Overview;" the statements regarding factors which may continue gross margins in the future under "Gross Profit;" the statements regarding the potential fluctuations and expected increases of research and development costs under "Research and Development;" the statements regarding increases in selling, general and administrative expenses under "Selling, General and Administrative;" the statements regarding the size of and amortization of compensation charges under "Stock Compensation Charge;" the statements regarding cash resources available to meet capital requirements, the factors affecting capital requirements and the raising and availability of additional funds and investment in the sixth paragraph under "Liquidity and Capital Resources;" and the statements regarding evaluation of acquisitions in the seventh paragraph under "Liquidity and Capital Resources," the statements under "Part II Other Information - Item 1. Legal Proceedings," and the statements under "Part II Other Information - Item 2. Changes in Securities and Use of Proceeds", among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results."


Overview
--------

     We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our highly integrated image sensors are used in a variety of electronic cameras and camera related products for both still picture and live video applications. Our image sensors are used in cameras and camera related products such as personal computer cameras, digital still cameras, closed circuit TV's, mobile phone cameras and personal digital assistant cameras, security and surveillance cameras and cameras for toys. Our image sensors are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. Our single chip image sensors can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional charged couple device, CCD, technology, or multiple chip CMOS image sensors. Unlike competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. This leads us to believe that we supply one of the most highly integrated single chip CMOS image sensor solutions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

     Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and higher resolution and higher quality image sensors in 1998, 1999 and 2000. For the year ended April 30, 2001 and the three months ended July 31, 2001, the majority of our revenues were generated from sales of our five-volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that a significant portion of our revenues in the remainder of fiscal year 2002 will be generated from our five volt color image sensors, which are used primarily in affordable and easy to use personal computer and security cameras and increasingly, from 3.2 volt color image sensors which are used in both personal computer cameras and cellular phone accessories.

     We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC. We have a signed agreement with Samsung Electronics Co., Ltd., or Samsung, who is one of our suppliers for our universal serial bus interface chip that we sometimes sell along with our image sensor. A majority of our unit sales of image sensors for the three months ended July 31, 2001 are color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan and TSMC. We outsource the packaging of our image sensors to Kyocera Corporation, or Kyocera, Taiwan Electronic Packaging Company, or TEPC, and Alphatec Semiconductor Packaging Co., or Alphatec. Outside testing services do not offer suitable tests for the key parameter of product performance and image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

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

     We intend to maintain our technology leadership by continuing to develop our core technology through our in house research and development efforts. As a result, we expect our research and development expenses to increase on a dollar basis and may increase on a percentage of revenue basis during the remainder of fiscal year 2002.

     In December 2000, we formed a new subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this new company is $12.0 million, of which $3.8 million was funded by us in Fiscal Year 2001, as required by Chinese law. We are further obligated to fund the remaining $8.2 million of registered capital by December 2003. As of July 31, 2001, $2.1 million of the $3.8 million was paid for land use rights and to building contractors, $1.5 million was deposited in a bank account in China and $0.2 million was expended for general purposes. The formation and operation of the new company in China requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent our ability to begin operation of the new company as well as using the funds outside of China.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

Results of Operations

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.


                                                          Three Months Ended
                                                          ------------------
                                                          July 31    July 31,
                                                            2001       2000
                                                            ----       ----

     Revenues..........................................    100.0%      100.0%
     Cost of revenues..................................     55.0        69.0
                                                          ------      ------
          Gross profit.................................     45.0        31.0
                                                          ------      ------
     Operating expenses:
          Research and development.....................     15.1         7.2
          Selling, general and administrative..........     29.0         6.0
          Stock compensation charge....................      1.4         1.6
                                                          ------      ------
               Total operating expenses................     45.5        14.8
                                                          ------      ------
     Income (loss) from operations.....................     (0.5)       16.2
     Interest income (expense), net....................      5.1         0.9
                                                          ------      ------
     Income before income taxes........................      4.6        17.1
     Provision for income taxes........................      --          6.5
                                                          ------      ------
     Net income........................................      4.6%       10.6%
                                                          ======      ======




The Three Months Ended July 31, 2001 as Compared to the Three Months Ended July 31, 2000

Revenues
--------

     We derive revenues from the sale of our standard image sensor array products and other companion circuits for use in a variety of applications. Revenues for the three months ended July 31, 2001 decreased 37% to approximately $11.2 million from $17.8 million for the three months ended July 31, 2000. The decrease in revenues during the three months ended July 31, 2001 was due to a decrease in the number of units sold, primarily caused by excess customer inventory in the personal computer camera manufacturing business and the general economic slowdown. Domestic and international revenues for the three months ended July 31, 2001 were $6.5 million and $4.7 million, respectively, as compared to $1.7 million and $16.1 million, respectively, for the three months ended July 31, 2000. For the three months ended July 31, 2001, one of our security camera manufacturer customers, X-10 Wireless Technology, Inc., or X10, represented approximately 54% of revenues. No other single customer accounted for 10% or more of revenues in the three months ended July 31, 2001. Our two largest distributors during the three months ended July 31, 2001 were World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for 8% of revenues, and SEC Development Co. Ltd., or SEC, headquartered in Hong Kong, which accounted for 6% of revenues. For the three months ended July 31, 2000, one of our distributors, World Peace, represented approximately 30% of total revenues and one of our camera manufacturer customers, Viewquest Technologies, Inc., accounted for approximately 13% of total revenues.


Gross Profit
------------

     Gross margins for the three months ended July 31, 2001 and 2000 were 45.0% and 31.0% respectively. The increase in gross margin for the three months ended July 31, 2001 was primarily due to favorable product mix and improved yields on certain products. Gross margins also benefited from the sale of approximately $1.1 million of product that was written off in the January quarter of fiscal 2001. On a pro-forma basis, excluding the benefit of previously written-off inventory, the gross margin was 34.8% for the quarter ended July 31, 2001 as compared to 31.0% in the corresponding quarter of the previous fiscal year. The increase in gross margins on a pro-forma basis for the three months ended July 31, 2001 was due to favorable changes in product mix. These factors may continue to influence gross margin in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


Research and Development
------------------------

     Research and development expenses for the three months ended July 31, 2001 and 2000 were approximately $1.7 million and $1.3 million, respectively. As a percentage of revenues, research and development expenses represented 15.1% and 7.2%, respectively. Our research and development expenses for the three months ended July 31, 2001 increased by $407,000 from the same period in the prior year due to an increase in salaries, payroll related expenses associated with additional personnel, and a higher cost of engineering supplies, materials, and contracted costs associated with new product development. Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products.


Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses for the three months ended July 31, 2001 and 2000 were approximately $3.2 million and $1.1 million, respectively. The increase in selling, general and administrative expenses of approximately $2.2 million for the three months ended July 31, 2001 from the same period in the prior year was principally due to higher than normal expenses for legal fees resulting from patent litigation. As a percentage of revenues, selling, general and administrative expenses represented 29.0% and 6.0%, respectively. We expect that our future selling, general and administrative expenses will increase in absolute dollars and may increase as a percentage of revenues.


Stock Compensation Charge
-------------------------

     We incurred stock compensation charges of approximately $158,000 and $284,000 for the three months ended July 31, 2001 and 2000, respectively. Deferred compensation represents the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options to purchase our common stock on the date of grant, is amortized on an accelerated basis as the options vest. We expect deferred compensation charges of approximately $902,000 as of July 31, 2001 to be amortized on an accelerated basis over the vesting period of generally five years.


Interest Income (Expense), Net
------------------------------

     Interest income and interest expense, net for the three months ended July 31, 2001 and 2000 were income of approximately $567,000 and $160,000, respectively. Interest income and interest expense, net, increased primarily due to the investment of the net proceeds from our initial public offering in interest-bearing accounts consisting primarily of high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase.


Provision for Income Taxes
--------------------------

     We generated approximately $510,000 and $3.0 million in income before income taxes for the three months ended July 31, 2001 and 2000, respectively. During the three months ended July 31, 2001, there was no provision for income taxes as a result of prior years' net operating loss carryforwards and credits. During the three months ended July 31, 2000, we recorded a provision for income taxes amounting to approximately $1.2 million after taking into consideration the utilization of prior years' net operating loss carryforwards and credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)



Recent Accounting Pronouncements
--------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our consolidated financial statements.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but has not yet determined the impact of SFAS 142 on our financial position and results of operations.


Liquidity and Capital Resources
-------------------------------

     Since inception, we have financed our growth through sales of common stock and private sales of equity securities, totaling approximately $90.1 million. Principal sources of liquidity at July 31, 2001 consisted of cash, cash equivalents and short-term investments of $57.6 million.

     Our working capital increased by approximately $0.8 million to $67.8 million as of July 31, 2001 from $66.9 million as of April 30, 2001. The increase was attributable to a $3.6 million increase in cash and cash equivalents and $0.7 million increase in prepaid expenses and other assets, which were partially offset by $2.1 million increase in accounts payable and a $1.7 million decrease in inventories.

     For the three months ended July 31, 2001, net cash provided by operating activities increased to approximately $3.6 million as compared to our use of cash for operating activities of $5.9 million for the similar period in the prior year, primarily due to net income of approximately $0.5 million as compared to net income of $1.9 million for the corresponding prior year period, a net $1.7 million decrease in inventory, combined with a $2.1 million increase in accounts payable, partially offset by a $0.7 million increase in prepaid expenses and other assets. For the three month period ended July 31, 2000, we used approximately $5.9 million in cash for operating activities, primarily due to increased working capital to acquire inventory as sales increased.

     For the three months ended July 31, 2001, our use of cash for investing activities decreased to approximately $0.3 million from a use of $55.7 million for the similar period in the prior year, primarily due to a $55.6 million reduction in purchases of short-term investments. This decrease was partially offset by a $0.2 million increase in purchases of property, plant and equipment.

     For the three months ended July 31, 2001, net cash provided from financing activities decreased to approximately $0.3 million from $59.2 million for the similar period in the prior year. The decrease was primarily due to a reduction in proceeds from the issuance and sale of common stock purchased through the employee stock purchase plan which totaled $0.3 million during the three months ended July 31, 2001 as compared to $59.2 million net proceeds from the issuance and sale of 5.0 million shares of common stock in our initial public offering which was completed on July 14, 2000. Approximately $41.2 million of these proceeds was invested in cash equivalents and short-term investments.

         Based on our current working capital position and the cash flows that we expect to generate through the end of fiscal 2002, we believe these cash resources will be sufficient to meet our capital and investment requirements, including anticipated capital expenditures in the amount of approximately $2.0 million and anticipated investment expenditures of approximately $7.0 million associated with the new company that we have formed in China and other

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

potential investments, for at least the next 12 months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that existing cash resources are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or to our shareholders. In the event that we do raise additional cash through financings, current investors could be further diluted.

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


We have a history of losses, we were only profitable on an annual basis in
--------------------------------------------------------------------------
Fiscal Year 2000 and we may not ever return to profitability.
------------------------------------------------------------

     We incurred net losses of approximately $11.6 million in Fiscal Year 2001 and approximately $4.0 million in Fiscal Year 1999. For the year ended April 30, 2000, the only year in which we have been profitable, our net income was approximately $3.4 million. In the three months ended July 31, 2001, our net income was $510,000. In the future, as we develop new products, we expect research and development expenses to increase. Also, as we continue to litigate intellectual property claims. and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. In addition, if we are not able to accurately forecast the number of wafers we need, our operating expenses will increase. If these expenses increase and our revenues do not increase for any reason including the recent economic slowdown and the rapid deterioration in PC video camera demand, we may not subsequently sustain profitability.


We may not adequately forecast the number of wafers we need, and therefore we
-----------------------------------------------------------------------------
may not be able to react to fluctuations in demand for our products, which could
--------------------------------------------------------------------------------
result in higher operating expenses and lower revenues.
------------------------------------------------------

         We must forecast the number of wafers we need from each of our foundries. However, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may retain excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lower revenues and could harm our relationship with key customers. For example, as a consequence of a product order forecast which proved to be greater than market demand for our products, we recognized an $18.7 million inventory adjustment in Fiscal Year 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


The recent economic slowdown, particularly the rapid deterioration in PC video
------------------------------------------------------------------------------
camera demand, has reduced and may continue to reduce our revenues and to harm
------------------------------------------------------------------------------
our business.
------------

         In the third and fourth quarters of Fiscal Year 2001 and the first quarter of Fiscal Year 2002, our customers and distributors, primarily our PC video camera customers and distributors, were impacted by significantly lower demand for camera related products, which forced them to unexpectedly reschedule or cancel orders for our products in the third and fourth quarters of Fiscal Year 2001 and the first quarter of Fiscal Year 2002. As a result, our revenues and earnings were adversely affected. In August 2001, we announced projected revenues and earnings for the second quarter of Fiscal Year 2002. If demand for camera related products, in particular PC video cameras, does not recover in Fiscal Year 2002, or if we are unable to manage our operating expenses, we will not be able to meet these projections.


Fluctuations in our quarterly operating results make it difficult to predict our
--------------------------------------------------------------------------------
future performance and may result in volatility in the market price of our
--------------------------------------------------------------------------
common stock.
------------

     Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors related to how we manage our business. These factors, many of which are more fully discussed in other risk factors, include:

     o our ability to manage our product transitions;

     o our ability to accurately forecast the number of wafers we need;

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


We depend on the acceptance of CMOS technology for mass market image sensor
---------------------------------------------------------------------------
applications, and any delay in the widespread acceptance of this technology
---------------------------------------------------------------------------
could adversely affect our ability to increase our revenues and improve our
---------------------------------------------------------------------------
earnings.
--------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


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


We depend on third party vendors for color filter processing and assembly, which
--------------------------------------------------------------------------------
reduces our control over delivery schedules, product quality and cost.
---------------------------------------------------------------------

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


If the demand for our products in current markets and emerging markets fails to
-------------------------------------------------------------------------------
increase as we anticipate, our growth prospects would be diminished.
-------------------------------------------------------------------

     Our success depends in large part on the continued growth of various markets that use our products and the emergence of new markets for our products. The current markets that use our products include digital still cameras, personal computer video cameras, personal digital assistant cameras, mobile phone cameras, security and surveillance systems, closed circuit television systems, toys and games and automotive applications. Emerging markets for our products include personal identification systems, medical imaging devices, machine control systems, videophones and automotive applications. If these markets do not continue to grow and develop, the need for cameras which are

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


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


Continuing declines in our average sales prices since the first quarter of
--------------------------------------------------------------------------
Fiscal Year 1999 may result in declines in our gross margins.
------------------------------------------------------------

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


We depend on a few key customers, and the loss of any of them could
-------------------------------------------------------------------
significantly reduce our revenues.
---------------------------------

     Historically, a relatively small number of customers and distributors has accounted for a significant portion of our product revenues. For the three months ended July 31, 2001, one of our security camera manufacturer customers, X10, represented approximately 54 % of revenues. No other single customer accounted for 10% or more of revenues in the three months ended July 31, 2001. Our two largest distributors during the three months ended July 31, 2001 were World Peace headquartered in Taiwan, which accounted for 8% of revenues, and SEC headquartered in Hong Kong, which accounted for 6% or revenues.

     A significant reduction, delay or cancellation of orders from our key customers or distributors, or a decision by them to select or distribute products manufactured by a competitor could seriously harm our business. For example, in 1999, we had to replace one of our largest distributors with Wintek Electronics Co., Ltd. because that distributor decided to distribute a competitor's products. We expect our operating results to continue to depend on sales to or design decisions of a relatively small number of distributors and camera manufacturers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


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


We face foreign business, political and economic risks because a majority of our
--------------------------------------------------------------------------------
products, and our customers' products are manufactured and sold outside of the
------------------------------------------------------------------------------
United States.
-------------

     A substantial portion of our business, in particular, the manufacturing, processing and assembly of our products, is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in Japan, Korea, Singapore and Taiwan. In addition, sales outside of the United States accounted for approximately 41.5% of our revenues for three months ended July 31, 2001 and 90.3% of our revenues for three months ended July 31, 2000. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to foreign risks, including:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


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


We face intense competition in our markets from more established CCD image
--------------------------------------------------------------------------
sensor manufacturers and CMOS image sensor manufacturers and if we are unable to
--------------------------------------------------------------------------------
compete successfully, we will not achieve our financial objectives.
------------------------------------------------------------------

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

     Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to large customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. Our competition includes CCD image sensor manufacturers, including Fuji Corporation, or Fuji, Matsushita Electric Industrial, or Matsushita, Nippon Electric Corporation or NEC, Sharp Corporation, or Sharp, Sony Corporation, or Sony, and Toshiba Corporation, or Toshiba, as well as CMOS image sensor manufacturers such as Agilent Technologies, Inc., ST Microelectronics, Conexant Systems, Inc., Hyundai Electronics Industries Co. Ltd., Mitsubishi Electronic, Motorola, Inc., and Toshiba Corporation. In addition, there are a large number of smaller startup companies including Photobit Corporation and Zoran Corporation, which may or do compete with us. In particular, Hyundai and Agilent Technologies have introduced multiple chip CMOS image sensors. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products, reducing our profits and reducing our market share.


Our success depends on the development and introduction of new products, which
------------------------------------------------------------------------------
we may not be able to do in a timely manner because the process of developing
-----------------------------------------------------------------------------
products using CMOS image sensors is complex and costly.
-------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


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


We must attract and retain qualified personnel to be successful, and competition
--------------------------------------------------------------------------------
for qualified personnel is intense in our market.
------------------------------------------------

     Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of who would be difficult to replace. The loss of one or more of these employees could seriously harm our business. We do not have key person life insurance on any of our key personnel. We have no agreements which obligate our employees to continue working for us. Our success also depends on our ability to identify, attract and retain qualified technical (particularly analog or mixed signal design engineers), sales, marketing, finance and management personnel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


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


We could become subject to litigation regarding intellectual property, which
----------------------------------------------------------------------------
could divert management attention, be costly to defend and prevent us from using
--------------------------------------------------------------------------------
or selling the challenged technology.
------------------------------------

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

     In March 1999, we received a letter from Photobit Corporation, requesting that we review our products in light U.S. Patent No. 5,841,126. Photobit did not respond to our inquiry regarding this letter. In June 2000, we received additional correspondence from counsel for Photobit and California Institute of Technology ("CalTech"), asserting infringement of U.S. Patent No. 5,841,126, U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S.
Patent No. 6,005,619 and U.S. Patent No. 6,021,172, which relate to various aspects of image sensors. Photobit did not indicate which of our products were implicated nor the manner in which it believed any of our products might infringe on any of those patents. Following unsuccessful licensing negotiations, we filed, on October 13, 2000, an action in the U.S. District Court, Northern District of California, case number C-00-3791 PJH, against Photobit and CalTech, seeking declaratory judgment that the five specifically identified patents (the `126, `659, `506, `619 and `172 patents) are invalid and/or not infringed by any of our products. Photobit filed counterclaims alleging infringement of the '126, '506, and '619 patents only, despite previous claims of infringement of all five specifically-identified patents in connection with the prior licensing negotiations.

     Upon being granted leave to amend by the district court on June 6, 2001, we filed our first amended complaint against Photobit and CalTech on June 21, 2001, which included additional claims of inequitable conduct, patent misuse, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On July 25, 2001, Photobit and CalTech filed their answer to the first amended complaint and a motion to dismiss the unfair competition, patent misuse, and RICO claims and to strike portions of the allegations relating to inequitable conduct. Photobit also re-filed its counterclaims of infringement of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


the '126, '506, and the '619 patents on July 25, 2001. We filed our reply to the counterclaims on August 14, 2001, as well as a motion to dismiss the counterclaims as to the '126 patent and the '506 patents. Both motions are scheduled to be heard during September of 2001.

     On February 7, 2001, Photobit and CalTech filed a complaint with the U.S. International Trade Commission ("ITC"), based on the same three patents that are the subject of Photobit's counterclaims in the Northern District of California action, against us and against Creative Labs, Inc. and X10 Wireless Technology, Inc., requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. A supplement to the complaint was filed on February 27, 2001. The ITC voted to institute an investigation (In the Matter of Certain CMOS Active Pixel Image Sensors and Products Containing Same, Inv. No. 337-TA-451), and a Notice of Investigation was published in March 12, 2001. By instituting the investigation, the ITC has not yet made any decision on the merits of the case.

     At present, the target date for completion of the ITC investigation is May 13, 2002, and trial in the Northern District of California is scheduled for July of 2002. Discovery in the Northern District of California action and in the ITC investigation are still on-going. To date, we have made substantial expenditures in defense of the claims made by Photobit and Caltech. We continue to believe that the claims of Photobit and CalTech are meritless, and are vigorously pursuing our claims and defenses in both proceedings.

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


Our investment in a Chinese entity to conduct design and testing operations may
-------------------------------------------------------------------------------
not reduce our design and testing costs nor improve our gross margins and as a
------------------------------------------------------------------------------
result our earnings would be adversely affected.
------------------------------------------------

     In December 2000, we formed a new subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this Chinese subsidiary is $12.0 million, of which $3.8 million was funded by us in Fiscal Year 2001, as required by Chinese law. We are further obligated to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


fund the remaining $8.2 million of registered capital by December 2003. As of July 31, 2001, $2.1 million of the $3.8 million was paid for land use rights and to building contractors, $1.5 million was deposited in a bank account in China and $0.2 million was expended for general purposes. The formation and operation of this Chinese subsidiary requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent or harm us from beginning operation of this Chinese subsidiary.

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


Provisions in our charter documents and Delaware law, as well as our
--------------------------------------------------------------------
Stockholders Rights Plan, could prevent or delay a change in control of us and
------------------------------------------------------------------------------
may reduce the market price of our common stock.
-----------------------------------------------

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

     Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our Board of Directors adopted a Preferred Stock Rights Agreement in August 2001 (the "Rights Agreement"). Pursuant to the Rights Agreement, our Board of Directors will declare a dividend of one right (a "Right") to purchase one one-thousandth share of our Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of our common stock. The dividend is payable on September 28, 2001 to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment. The exercise of the Rights could have the effect of delaying, deferring or preventing a change of control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The Rights Agreement could also limit the price that investors might be willing to pay in the future for our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


Our stock has been and will likely continue to be subject to substantial price
------------------------------------------------------------------------------
and volume fluctuations due to a number of factors, many of which will be beyond
--------------------------------------------------------------------------------
our control, that may prevent our stockholders from reselling our common stock
------------------------------------------------------------------------------
at a profit.
-----------

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


We rely on a continuous power supply to conduct our operations and California's
-------------------------------------------------------------------------------
current energy crisis could disrupt our operations and increase our expenses.
----------------------------------------------------------------------------

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

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California state government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale energy prices continue to increase, our operating expenses will likely increase, as our U.S. facilities are located in California.

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


ITEM 1. LEGAL PROCEEDINGS

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

     In March 1999, we received a letter from Photobit Corporation, requesting that we review our products in light of U.S. Patent No. 5,841,126. Photobit did not respond to our inquiry regarding this letter. In June 2000, we received additional correspondence from counsel for Photobit and California Institute of Technology ("CalTech"), asserting infringement of U.S. Patent No. 5,841,126, U.S. Patent No. 5,886,659, U.S. Patent No. 5,990,506, U.S.
Patent No. 6,005,619 and U.S. Patent No. 6,021,172, which relate to various aspects of image sensors. Photobit did not indicate which of our products were implicated nor the manner in which it believed any of our products might infringe on any of those patents. Following unsuccessful licensing negotiations, we filed, on October 13, 2000, an action in the U.S. District Court, Northern District of California, case number C-00-3791 PJH, against Photobit and CalTech, seeking declaratory judgment that the five specifically identified patents (the `126, `659, `506, `619 and `172 patents) are invalid and/or not infringed by any of our products. Photobit filed counterclaims alleging infringement of the '126, '506, and '619 patents only, despite previous claims of infringement of all five specifically-identified patents in connection with the prior licensing negotiations.

     Upon being granted leave to amend by the district court on June 6, 2001, we filed our first amended complaint against Photobit and CalTech on June 21, 2001, which included additional claims of inequitable conduct, patent misuse, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On July 25, 2001, Photobit and CalTech filed their answer to the first amended complaint and a motion to dismiss the unfair competition, patent misuse, and RICO claims and to strike portions of the allegations relating to inequitable conduct. Photobit also re-filed its counterclaims of infringement of the '126 patent, '506 patent, and the '619 patents on July 25, 2001. We filed our reply to the counterclaims on August 14, 2001, as well as a motion to dismiss the counterclaims as to the '126 patent and the '506 patents. Both motions are scheduled to be heard during September of 2001.

     On February 7, 2001, Photobit and CalTech filed a complaint with the U.S. International Trade Commission ("ITC"), based on the same three patents that are the subject of Photobit's counterclaims in the Northern District of California action, against us and against Creative Labs, Inc. and X10 Wireless Technology, Inc., requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. A supplement to the complaint was filed on February 27, 2001. The ITC voted to institute an investigation (In the Matter of Certain CMOS Active Pixel Image Sensors and Products Containing Same, Inv. No. 337-TA-451), and a Notice of Investigation was published in March 12, 2001. By instituting the investigation, the ITC has not yet made any decision on the merits of the case.

     At present, the target date for completion of the ITC investigation is May 13, 2002, and trial in the Northern District of California is scheduled for July of 2002. Discovery in the Northern District of California action and in the ITC investigation are still on-going. We continue to believe that the claims of Photobit and CalTech are meritless, and are vigorously pursuing our claims and defenses in both proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         We completed our initial public offering, or IPO, on July 14, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-31926), which was declared effective by the Securities and Exchange Commission on July 13, 2000. In the IPO, we sold an aggregate of 5.0 million shares of common stock. In August 2000, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds from exercise of the over-allotment option aggregated approximately $8.5 million after paying the underwriters' fee and related expenses. The sale of the shares of common stock generated aggregate gross proceeds of approximately $74.8 million, including proceeds from the exercise of the over-allotment option. The aggregate net proceeds were approximately $67.7 million, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5.2 million and directly paying expenses of the offering of approximately $1.9 million. Fleet Boston Robertson Stephens Inc., Prudential Volpe Technology and Needham & Company, Inc. were the lead underwriters for the IPO. As of July 31, 2001, approximately $26.5 million of the net proceeds were used for working capital purposes and the remaining $41.2 million were invested in cash equivalents and short-term investments.

     From July 14, 2000 to July 31, 2001, we used such net offering proceeds, in direct or indirect payments to others, as follows (in thousands):



      Purchase and installment of property, plant and equipment...    $    905
      Working capital.............................................      21,795
      Investment in short-term, interest-bearing obligations......      41,161
      Investment in China subsidiary..............................       3,800
                                                                      --------
      Total                                                           $ 67,661
                                                                      ========



     Each of such amounts is a reasonable estimate of the application of the net offering proceeds.

     Other than anticipated capital expenditures in the amount of approximately $2.0 million and anticipated investment expenditures of approximately $7.0 million in the next twelve months, we have no specific plan for the proceeds from our initial public offering. The primary purpose of the offering has been to use the proceeds for general corporate purposes, including working capital. We may also use some of the proceeds to meet capacity commitments or to acquire other companies, technology or products that complement our business, although we are not currently planning any of these transactions. Pending these uses, the net proceeds of the offering have been invested in interest bearing, investment grade securities.

     On August 21, 2001, pursuant to the Rights Agreement between us and EquiServe Trust Company, N.A., as Rights Agent, our Board of Directors declared a dividend of a Right to purchase one one-thousandth share of our Series A Preferred Stock for each outstanding share of our common stock. The dividend is payable on September 28, 2001 to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit
    Number                             Description
    ------                             -----------
    4.3 (3) Preferred Stocks Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
     -----------------------------
     (3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (Reg. No. 000-29939 as declared effective by the securities and Exchange Commission on September 12, 2001.


(b)      Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended July 31, 2001. The following report was filed on August 28, 2001: A Form 8-K dated August 28, 2001 regarding the Company's issuance of a press release on August 23, 2001 announcing that the Company's Board of Directors approved the adoption of a Preferred Stock Rights Plan.

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



                                             OMNIVISION TECHNOLOGIES, INC.
                                             -----------------------------
                                                    (Registrant)


Dated: September 13, 2001

                                   By:            /s/ SHAW HONG
                                      ------------------------------------------
                                                     Shaw Hong
                                 Chief Executive Officer, President and Director
                                             (Principal Executive Officer)


Dated: September 13, 2001

                                   By:         /s/ H. GENE MCCOWN
                                      ------------------------------------------
                                                  H. Gene McCown
                                   Vice President of Finance and Chief Financial
                                            Officer (Principal Financial
                                              and Accounting Officer)

