Form 10-Q
period 2001-10-31
OMNIVISION TECHNOLOGIES INC
filed 2001-11-27
CIK 1106851

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                  FORM 10-Q

                               ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from            to
                                  ------------  ------------

                       Commission file number: 0-29939

                               ---------------

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


                               ---------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




     At November 26, 2001, 22,104,087 shares of common stock of the Registrant were outstanding.

===============================================================================


                        OMNIVISION TECHNOLOGIES, INC.

                                   INDEX

                                                                          Page
                                                                           No.
                                                                           ---
                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - October 31, 2001
             and April 30, 2001..........................................   3

           Condensed Consolidated Statements of Operations - Three and
             Six Months Ended October 31, 2001 and 2000..................   4

           Condensed Consolidated Statements of Cash Flows - Six Months
             Ended October 31, 2001 and 2000.............................   5

           Notes to Condensed Consolidated Financial Statements..........   6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....  29


                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.............................................  30

Item 2.    Changes in Securities and Use of Proceeds.....................  30

Item 4.    Submission of Matters to a Vote of Security Holders...........  31

Item 6.    Exhibits and Reports on Form 8-K..............................  32

Signatures...............................................................  33



PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS



                        OMNIVISION TECHNOLOGIES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                (unaudited)


                                                     October 31,      April 30,
                                                        2001            2001
                                                        ----            ----
ASSETS

Current assets:
  Cash and cash equivalents.........................  $  53,722      $  51,053
  Short-term investments............................      3,173          3,000
  Accounts receivable, net..........................      7,790          5,269
  Inventories.......................................      6,282         11,445
  Refundable and deferred income taxes..............      3,324          3,288
  Prepaid expenses and other assets.................        660            219
                                                      ---------      ---------
    Total current assets............................     74,951         74,274

Property, plant and equipment, net..................      4,758          4,080
Other non-current assets............................        293            293
                                                      ---------      ---------
      Total assets..................................  $  80,002      $  78,647
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................  $   4,296      $   4,284
  Accrued expenses and other liabilities............      6,259          2,255
  Deferred revenue..................................        738            832
                                                      ---------      ---------
    Total current liabilities.......................     11,293          7,371
                                                      ---------      ---------

Commitments and Contingencies (Note 8)

Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares
    authorized; 22,104 and 22,000 shares issued and
    outstanding.....................................         22             22
  Additional paid-in capital........................     94,817         94,531
  Deferred compensation related to stock options....       (700)        (1,058)
  Accumulated deficit...............................    (25,430)       (22,219)
                                                      ---------      ---------
      Total stockholders' equity....................     68,709         71,276
                                                      ---------      ---------
      Total liabilities and stockholders' equity....  $  80,002      $  78,647
                                                      =========      =========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                        OMNIVISION TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                 (unaudited)


                                  Three Months Ended       Six Months Ended
                                ----------------------  ----------------------
                                October 31, October 31, October 31, October 31,
                                    2001        2000        2001       2000
                                    ----        ----        ----       ----
Revenues......................... $ 12,265    $ 18,385    $ 23,426    $ 36,204
Cost of revenues*................    7,591      12,949      13,724      25,244
                                  --------    --------    --------    --------
Gross profit.....................    4,674       5,436       9,702      10,960
                                  --------    --------    --------    --------
Operating expenses:
  Research and development*......    1,798       1,363       3,486       2,644
  Selling, general and
    administrative*..............    3,384       1,350       6,623       2,424
  Stock compensation charge*.....      167         225         325         509
  Litigation settlement..........    3,500          --       3,500          --
                                  --------    --------    --------    --------
    Total operating expenses.....    8,849       2,938      13,934       5,577
                                  --------    --------    --------    --------
Income (loss) from operations....   (4,175)      2,498      (4,232)      5,383
Interest income (expense), net...      454         967       1,021       1,127
                                  --------    --------    --------    --------
Income (loss) before income taxes   (3,721)      3,465      (3,211)      6,510
Provision for income taxes.......       --       1,317          --       2,474
                                  --------    --------    --------    --------
Net income (loss)................ $ (3,721)   $  2,148    $ (3,211)   $  4,036
                                  ========    ========    ========    ========


Net income (loss) per share:
  Basic.......................... $  (0.17)   $   0.10    $  (0.15)   $   0.32
                                  ========    ========    ========    ========
  Diluted........................ $  (0.17)   $   0.09    $  (0.15)   $   0.20
                                  ========    ========    ========    ========

Shares used in computing net
  income (loss) per share:
  Basic..........................   21,795      21,113      21,738      12,766
                                  ========    ========    ========    ========
  Diluted........................   21,795      23,367      21,738      20,687
                                  ========    ========    ========    ========


(*) Stock-based compensation
     charges included in:

  Cost of revenues............... $      8    $     38    $     17    $     76
                                  ========    ========    ========    ========
  Operating expenses:
    Research and development..... $     40    $    138    $    127    $    321
    Selling, general and
      Administrative.............      127          87         198         188
                                  --------    --------    --------    --------
                                  $    167    $    225    $    325    $    509
                                  ========    ========    ========    ========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                        OMNIVISION TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                                          Six Months Ended
                                                      -------------------------
                                                      October 31,   October 31,
                                                         2001          2000
                                                         ----          ----
Cash flows from operating activities:
  Net income (loss)................................... $ (3,211)     $  4,036
  Adjustments to reconcile net income (loss) to
    net cash (used in) operating activities:
    Depreciation and amortization.....................      381           280
    Allowance for doubtful accounts and sales returns      (159)           25
    Amortization of deferred compensation.............      342           585
    Changes in assets and liabilities:
      Accounts receivable.............................   (2,362)       (3,133)
      Inventories.....................................    5,163       (15,541)
      Refundable and deferred income taxes............      (36)           --
      Prepaid expenses and other assets...............     (441)         (660)
      Accounts payable................................       12        (4,278)
      Accrued expenses and other liabilities..........    3,504           178
      Deferred revenue................................      (94)          239
                                                       --------      --------
        Net cash provided by (used in) operating
          Activities..................................    3,099       (18,269)
                                                       --------      --------

Cash flows from investing activities:
  Purchase of short-term investments..................     (173)       (5,409)
  Purchases of property, plant and equipment..........   (1,059)         (463)
                                                       --------      --------
        Net cash used in investing activities.........   (1,232)       (5,872)
                                                       --------      --------

Cash flows from financing activities:
  Deposit received....................................      500            --
  Proceeds from issuance of common stock, net.........      306        67,652
  Payment for repurchase of common stock, net.........       (4)           --
                                                       --------      --------
        Net cash provided by financing activities.....      802        67,652
                                                       --------      --------
Net increase in cash and cash equivalents.............    2,669        43,511
Cash and cash equivalents at beginning of period......   51,053         5,888
                                                       --------      --------
Cash and cash equivalents at end of period............ $ 53,722      $ 49,399
                                                       ========      ========

Supplemental cash flow information:
  Interest paid....................................... $     --      $     36
                                                       ========      ========
  Taxes paid.......................................... $     36      $  3,411
                                                       ========      ========

Supplemental non-cash investing and financial
  information:
  Conversion of redeemable convertible preferred stock
    to common stock................................... $     --      $ 21,082
                                                       ========      ========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        OMNIVISION TECHNOLOGIES, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Six Months Ended October 31, 2001 and 2000
                               (unaudited)


Note 1 - Basis of Presentation
         ---------------------

     The accompanying unaudited condensed consolidated financial statements as of October 31, 2001 and April 30, 2001 and for the three and six months ended October 31, 2001 and 2000 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2001 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three and six months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002, or any other future interim period, and the Company makes no representations related thereto.

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


Note 2 - Revenue Recognition
         -------------------

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


Note 3 - Short-term Investments
         ----------------------

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

                        OMNIVISION TECHNOLOGIES, INC.

          For the Three and Six Months Ended October 31, 2001 and 2000
                                (unaudited)


Note 4 - Balance Sheet Accounts (In Thousands)
         -------------------------------------

                                                     October 31,     April 30,
                                                        2001            2001
                                                        ----            ----
Cash and cash equivalents:
  Cash.............................................   $    639       $  1,918
  Money market funds...............................      6,820          3,563
  Commercial paper.................................     46,263         45,572
                                                      --------       --------
                                                      $ 53,722       $ 51,053
                                                      ========       ========

Short-term investments:
  Corporate notes..................................   $  3,173       $  3,000
                                                      --------       --------
                                                      $  3,173       $  3,000
                                                      ========       ========

Work in progress...................................   $    467       $  3,752
Finished goods.....................................      5,815          7,693
                                                      --------       --------
  Total inventory..................................   $  6,282       $ 11,445
                                                      ========       ========



Note 5 - Net Income Per Share
         --------------------

     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the period indicated (in thousands, except per share data):


                                  Three Months Ended       Six Months Ended
                                ----------------------  ----------------------
                                October 31, October 31, October 31, October 31,
                                    2001        2000        2001       2000
                                    ----        ----        ----       ----
Numerator:
  Net income (loss).............. $ (3,721)   $  2,148    $ (3,211)   $  4,036
                                  ========    ========    ========    ========
Denominator:
  Weighted average shares........   22,100      21,755      22,083      13,541
  Weighted average unvested
    common stock subject to
    repurchase...................     (305)       (642)       (345)       (775)
                                  --------    --------    --------    --------
  Denominator for basic net
    income (loss) per share......   21,795      21,113      21,738      12,766
  Effect of dilutive securities:
    Common stock options.........       --       1,612          --       1,506
    Unvested common stock subject
      to repurchase..............       --         642          --         775
    Convertible preferred stock..       --          --          --       5,640
                                  --------    --------    --------    --------
Denominator for dilutive net
  income (loss) per share........   21,795      23,367      21,738      20,687
                                  ========    ========    ========    ========
Basic net income (loss) per share $  (0.17)   $   0.10    $  (0.15)   $   0.32
                                  ========    ========    ========    ========
Diluted net income (loss) per
  Share.......................... $  (0.17)   $   0.09    $  (0.15)   $   0.20
                                  ========    ========    ========    ========




Note 6 - Equity
         ------

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

                        OMNIVISION TECHNOLOGIES, INC.

          For the Three and Six Months Ended October 31, 2001 and 2000
                                (unaudited)


Note 7 - Segment and Geographic Information
         ----------------------------------

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

     The Company sells its products primarily in the United States and to the Asia Pacific region. Revenues by geographic locations based on the country or region of the customer were as follows (in thousands):



                                  Three Months Ended       Six Months Ended
                                ----------------------  ----------------------
                                October 31, October 31, October 31, October 31,
                                    2001        2000        2001       2000
                                    ----        ----        ----       ----
      United States.............. $ 3,775     $ 2,251      $10,264    $ 3,938
      Hong Kong..................   2,956       1,168        4,324      3,072
      Taiwan.....................   2,936       3,839        4,407     12,186
      Japan......................   1,317       1,700        1,987      2,645
      Korea......................     596       1,223        1,057      3,926
      Europe.....................     649       1,308          870      1,699
      Singapore..................      17       5,854          332      7,400
      China......................      --          --           94         --
      All other..................      19       1,042           91      1,338
                                  -------     -------      -------    -------
                                  $12,265     $18,385      $23,426    $36,204
                                  =======     =======      =======    =======



Note 8 - Commitments and Contingencies
         -----------------------------

     In December 2000, the Company formed a new subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this new company is $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required. The Company is further obligated to fund the remaining $8.2 million of registered capital by December 2003. As of October 31, 2001, $2.8 million of the $3.8 million was paid for land use rights and to building contractors, $0.7 million was deposited in a bank account in China and $0.3 million was expended for general purposes. The formation and operation of the new company in China requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent the Company's ability to begin operation of the new company as well as using the funds outside of China.

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     In March 2000, the Company received a letter from Koninklijke Philips N.V. in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. Although the Company does not believe any of its products infringe any Philips patent, the Company is currently discussing possible royalty or licensing arrangements as a means of business resolution. In the meantime, the Company has completed implementation of a new serial bus system for its products.

     The Company has entered into an agreement with Photobit Corporation ("Photobit") and the California Institute of Technology ("CalTech"), effective September 18, 2001, to settle all litigation that the Company had with Photobit and CalTech, including an action in the U.S. District Court, Northern District of California, Case No. C 00 3791 PJH, and an investigation before the U.S. International Trade Commission ("ITC"), Inv. No. 337-TA-451. Both actions involved patents alleged to pertain to its CMOS image sensor products, such as those used in digital cameras, PC cameras and other optical applications. The action pending in California was dismissed on September 24, 2001, and final termination of the ITC investigation occurred on November 9, 2001. The confidential settlement includes non-exclusive cross-licenses for seven years under the Company's and Photobit's respective patent portfolios, including

                        OMNIVISION TECHNOLOGIES, INC.

          For the Three and Six Months Ended October 31, 2001 and 2000
                                (unaudited)


patents and applications licensed by CalTech to Photobit. The Company has also made a one-time payment to Photobit of $3.5 million dollars.

     The settlement agreement referred to in the above paragraph relates only to claims made by Photobit and CalTech. It is possible that other companies might pursue litigation with respect to any claims such companies purport to have against the Company. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to the Company's products that could arise in the future, the Company could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, including treble damages if the Company is held to have willfully infringed, cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails.


Note 9 - Recent Accounting Pronouncements
         --------------------------------

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

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

     In June 2001, the FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS 143 will not have any material impact on its consolidated financial statements.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." It establishes a single accounting method, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is currently assessing, but has not yet determined the impact of SFAS 144 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results". These forward-looking statements include, but are not limited to: the statements relating to the development of new products in new and existing markets, the expansion of the range of picture resolutions offered, the development of new products which require only three volts for portable applications, the improvement of image quality, the integration of additional functions and the improvement to the interface chip in the third paragraph under "Overview;" the statements relating to the generation of revenues from five volt products in the remainder of fiscal year 2002 in the fourth paragraph under "Overview;" the statements relating to technology leadership and increase in research and development expenses in the seventh paragraph under "Overview;" the statements regarding factors which may continue gross margins in the future under "Gross Profit;" the statements regarding the potential fluctuations and expected increases of research and development costs under "Research and Development;" the statements regarding decreases in selling, general and administrative expenses under "Selling, General and Administrative;" the statements regarding the size of and amortization of compensation charges under "Stock Compensation Charge;" the statements regarding cash resources available to meet capital requirements, the factors affecting capital requirements and the raising and availability of additional funds and investment in the sixth paragraph under "Liquidity and Capital Resources;" and the statements regarding evaluation of acquisitions in the seventh paragraph under "Liquidity and Capital Resources," the statements under "Part II Other Information - Item 1. Legal Proceedings," and the statements under "Part II Other Information - Item 2. Changes in Securities and Use of Proceeds," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results."


Overview
--------

     We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our highly integrated image sensors are used in a variety of electronic cameras and camera related products for both still picture and live video applications. Our image sensors are used in cameras and camera related products such as personal computer cameras, digital still cameras, closed circuit TV's, mobile phone cameras and personal digital assistant cameras, security and surveillance cameras and cameras for toys. Our image sensors are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. Our single chip image sensors can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional charged couple device, or CCD, technology, or multiple chip CMOS image sensors. Unlike competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. This leads us to believe that we supply one of the most highly integrated single chip CMOS image sensor solutions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and higher resolution and higher quality image sensors in 1998, 1999 and 2000. For the year ended April 30, 2001, or Fiscal Year 2001, and the three and six months ended October 31, 2001, the majority of our revenues were generated from sales of our five-volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that a significant portion of our revenues in the remainder of the year ended April 30, 2002, Fiscal Year 2002, will be generated from our five volt color image sensors, which are used primarily in affordable and easy to use personal computer and security cameras, and increasingly from 3.2 volt color image sensors which are used in both personal computer cameras and cellular phone accessories.

     We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC. A majority of our unit sales of image sensors for the three and six months ended October 31, 2001 are color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan and TSMC. We outsource the packaging of our image sensors to Kyocera Corporation, or Kyocera, and Alphatec Semiconductor Packaging Co., or Alphatec. Outside testing services do not offer suitable tests for the key parameter of product performance and image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

     Sales of our image sensors are subject to seasonality. Some of the products using our image sensors such as personal computer video cameras and digital still cameras are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased consumer sales in November and December due to the holidays. As a result, product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of the calendar year. In addition, we typically experience a decrease in orders in the quarter ended January 31 from our Chinese and Taiwanese customers primarily due to the Chinese New Year.

     We intend to maintain our technology leadership by continuing to develop our core technology through our in house research and development efforts. As a result, we expect our research and development expenses to increase on a dollar basis and may increase on a percentage of revenue basis during the remainder of Fiscal Year 2002.

     In December 2000, we formed a new subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this new company is $12.0 million, of which $3.8 million was funded by us in Fiscal Year 2001, as required by Chinese law. We are further obligated to fund the remaining $8.2 million of registered capital by December 2003. As of October 31, 2001, $2.8 million of the $3.8 million was paid for land use rights and to building contractors, $0.7 million was deposited in a bank account in China and $0.3 million was expended for general purposes. The formation and operation of the new company in China requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent our ability to begin operation of the new company as well as using the funds outside of China.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Results of Operations
---------------------

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.



                                  Three Months Ended       Six Months Ended
                                ----------------------  ----------------------
                                October 31, October 31, October 31, October 31,
                                    2001        2000        2001       2000
                                    ----        ----        ----       ----
 Revenues.......................  100.0%      100.0%      100.0%      100.0%
 Cost of revenues...............   61.9        70.4        58.6        69.7
                                  -----       -----       -----       -----
   Gross profit.................   38.1        29.6        41.4        30.3
                                  -----       -----       -----       -----
Operating expenses:
  Research and development......   14.7         7.4        14.9         7.3
  Selling, general and
    Administrative..............   27.6         7.4        28.3         6.7
  Stock compensation charge.....    1.3         1.2         1.4         1.4
  Litigation settlement.........   28.5          --        14.9          --
                                  -----       -----       -----       -----
      Total operating expenses..   72.1        16.0        59.5        15.4
                                  -----       -----       -----       -----
Income (loss) from operations...  (34.0)       13.6       (18.1)       14.9
Interest income (expense), net..    3.7         5.3         4.4         3.1
                                  -----       -----       -----       -----
Income (loss) before income taxes (30.3)       18.9       (13.7)       18.0
Provision for income taxes......     --         7.2          --         6.8
                                  -----       -----       -----       -----
Net income (loss)...............  (30.3)%      11.7%      (13.7)%      11.2%
                                  =====       =====       =====       =====



Three and Six Months Ended October 31, 2001 as Compared to Three and Six Months Ended October 31, 2000


Revenues
--------

     We derive revenues from the sale of our standard image sensor array products and other companion circuits for use in a variety of applications. Revenues for the three months ended October 31, 2001 decreased 33.3% to approximately $12.3 million from $18.4 million for the three months ended October 31, 2000. Revenues for the six months ended October 31, 2001 decreased 35.3% to approximately $23.4 million from $36.2 million for the six months ended October 31, 2000. The decrease in revenues during the three months ended October 31, 2001 was due to a decrease in the number of units sold, primarily caused by reduced demand resulting from the general economic slowdown. The decrease in revenues during the six months ended October 31, 2001 was due to a decrease in the number of units sold, primarily caused by reduced demand and excess customer inventory in the personal computer camera manufacturing business resulting from the general economic slowdown. Domestic and international revenues for the three months ended October 31, 2001 were $3.8 million and $8.5 million, respectively, as compared to $2.3 million and $16.1 million, respectively, for the three months ended October 31, 2000. Domestic and international revenues for the six months ended October 31, 2001 were $10.3 million and $13.1 million, respectively, as compared to $3.9 million and $32.3 million, respectively, for the six months ended October 31, 2000. For the three months ended October 31, 2001, one of our security camera manufacturer customers, X-10 Wireless Technology, Inc., or X10, represented approximately 26.1% of revenues. No other single customer accounted for 10% or more of revenues in the three months ended October 31, 2001. Our two largest distributors during the three months ended October 31, 2001 were World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for 16.7% of revenues, and SEC Development Co. Ltd., or SEC, headquartered in Hong Kong, which accounted for 10.0% of revenues. For the six months ended October 31, 2001, X10 represented 39.5% of revenues, World Peace accounted for approximately 12.6% of revenues and SEC accounted for approximately 8.2% of revenues. For the three months ended October 31, 2000, one of our distributors, World Peace, represented approximately 11.7% of revenues and one of our camera manufacturer customers, Creative Technology Ltd. or Creative, accounted for approximately 31.8% of revenues. For the six months ended October 31, 2000, World Peace represented approximately 19.8% of revenues and Creative accounted for approximately 20.4% of revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Gross Profit
------------

     Gross margins for the three months ended October 31, 2001 and 2000 were 38.1% and 29.6% of revenues, respectively. Gross margins for the six months ended October 31, 2001 and 2000 were 41.4% and 30.3% of revenues, respectively. The increase in gross margin for the three months ended October 31, 2001 was primarily due to favorable product mix and improved yields on certain products. Gross margins also benefited from the sale of approximately $0.5 million of product that was previously written off in the three months ended January 31, 2001. On a pro-forma basis, excluding the benefit of previously written-off inventory, the gross margin was 34.3% of revenues for the quarter ended October 31, 2001 as compared to 29.6% of revenues in the corresponding quarter of the previous fiscal year. On a pro-forma basis, excluding the benefit of previously written-off inventory, the gross margin was 34.6% of revenues for the six months ended October 31, 2001 as compared to 30.3% of revenues in the corresponding quarter of the previous fiscal year. The increase in gross margins on a pro-forma basis for the three and six months ended October 31, 2001 was due to favorable changes in product mix and yield improvements. These factors may continue to influence gross margin in the future.


Research and Development
------------------------

     Research and development expenses for the three months ended October 31, 2001 and 2000 were approximately $1.8 million and $1.4 million, respectively. Research and development expenses for the six months ended October 31, 2001 and 2000 were approximately $3.5 million and $2.6 million, respectively.

     As a percentage of revenues, research and development expenses for the three months ended October 31, 2001 and 2000 represented 14.7% and 7.4%, respectively. As a percentage of revenues, research and development expenses for the six months ended October 31, 2001 and 2000 represented 14.9% and 7.3%, respectively. As revenues decreased from the three and six months ended October 31, 2000, to the three and six months ended October 31, 2001, research and development expenses increased as a percentage of revenues. Our research and development expenses increased for the three and six months ended October 31, 2001 by approximately $0.4 million and $0.8 million, respectively, from the three and six months ended October 31, 2000 due to an increase in salaries, payroll related expenses associated with additional personnel and contracted costs associated with new product development. Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products.


Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses for the three months ended October 31, 2001 and 2000 were approximately $3.4 million and $1.4 million, respectively. Selling, general and administrative expenses for the six months ended October 31, 2001 and October 31, 2000 were approximately $6.6 million and $2.4 million, respectively. The increase in selling, general and administrative expenses of approximately $2.0 million for the three months ended October 31, 2001 from the same period in the prior year was principally due to higher than normal expenses for legal fees resulting from patent litigation. The increase in selling, general and administrative expenses of approximately $4.2 million for the six months ended October 31, 2001 was principally due to an increase in salaries and payroll related expenses associated with additional personnel, and increased litigation expense, partially offset by a decrease in commissions paid to distributors and manufacturers' representatives. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2001 and 2000 represented

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


27.6% and 7.4%, respectively. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2001 and October 31, 2000 represented 28.3% and 6.7%, respectively. As revenues decreased for the three and six months ended October 31, 2001, selling, general and administrative expenses increased as a percentage of revenues. As a result of our recently settled intellectual property claims litigation, we expect that our future selling, general and administrative expenses are likely to decrease in absolute dollars and may decrease as a percentage of revenues.


Stock Compensation Charge
-------------------------

     We incurred stock compensation charges of approximately $0.2 million for the three months ended October 31, 2001 and 2000, respectively. We incurred stock compensation charges of approximately $0.3 million and $0.5 million for the six months ended October 31, 2001 and 2000, respectively. Deferred compensation represents the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options to purchase our common stock on the date of grant, and it is amortized on an accelerated basis as the stock options vest. We expect deferred compensation charges of approximately $0.7 million as of October 31, 2001 to be amortized on an accelerated basis over the vesting period of the stock options of generally five years.


Stock Option Exchange Program
-----------------------------

     On November 1, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees are being given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date, expected to be June 5, 2002. These elections need to be made by December 3, 2001 and must include all options granted during the prior six months. The exercise price of the new options will be equal to the fair market value of our common stock on the date of grant. The exchange program is not available to our executives, directors or any of our employees who live or work outside the United States.


Litigation Settlement
---------------------

     Litigation settlement expenses for the three months ended October 31, 2001 and 2000 were $3.5 million and zero, respectively. Litigation settlement expenses for the six months ended October 31, 2001 and October 31, 2000 were $3.5 million and zero, respectively. The increase in litigation settlement expenses of $3.5 million for the three and six months ended October 31, 2001 from the same period in the prior year was due to a one-time payment of $3.5 million to Photobit Corporation, or Photobit, to settle all pending litigation between us and Photobit. As a percentage of revenue, litigation settlement expenses for the three months ended October 31, 2001 and 2000 represented 28.5% and zero, respectively. As a percentage of revenues, litigation settlement expenses for the six months ended October 31, 2001 and October 31, 2000 represented 14.9% and zero, respectively.


Interest Income (Expense), Net
------------------------------

     Interest income and interest expense, net for the three months ended October 31, 2001 and 2000 were income of approximately $0.5 million and $1.0 million, respectively. Interest income and interest expense, net for the six months ended October 31, 2001 and 2000 were income of approximately $1.0 million and $1.1 million respectively. Interest income and interest expense, net, decreased primarily due to the investment of the net proceeds from our initial public offering in interest-bearing accounts consisting primarily of high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Provision for Income Taxes
--------------------------

     We recorded approximately $3.7 million loss before income taxes and $3.5 million in income before income taxes for the three months ended October 31, 2001 and 2000, respectively. We recorded a loss before income taxes of approximately $3.2 million and income before income taxes of $6.5 million for the six months ended October 31, 2001 and October 31, 2000, respectively. We had no provision for income taxes for the three and six months ended October 31, 2001, respectively. During the three and six months ended October 31, 2000 we recorded a provision for income taxes amounting to approximately $1.3 and $2.5 million, respectively, after taking into consideration the utilization of prior years' net operating loss carryforwards and credits.


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

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

     In June 2001, the FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the adoption of SFAS 143 will not have any material impact on our consolidated financial statements.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." It establishes a single accounting method, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We are currently assessing, but have not yet determined the impact of SFAS 144 on our financial position and results of operations.


Liquidity and Capital Resources
-------------------------------

     Since inception, we have financed our growth through sales of common stock and private sales of equity securities, totaling approximately $90.1 million. Principal sources of liquidity at October 31, 2001 consisted of cash, cash equivalents and short-term investments of $56.9 million.

     Our working capital decreased by approximately $3.2 million to $63.7 million as of October 31, 2001 from $66.9 million as of April 30, 2001. The decrease was attributable to a $5.2 million decrease in inventories and $3.5 million increase in accrued expenses and other liabilities, which were partially offset by $2.7 million increase in cash and cash equivalents and a $2.5 million increase in accounts receivable, net.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     For the six months ended October 31, 2001, net cash provided by operating activities increased to approximately $3.1 million as compared to our use of cash for operating activities of $18.3 million for the similar period in the prior year, primarily due to a $5.2 million decrease in inventories and a $3.5 million increase in accrued expenses and other liabilities which were partially by a net loss of approximately $3.2 million for the six months ended October 31, 2001 as compared to net income of $4.0 million for the corresponding prior year period and $2.4 million decrease in accounts receivable. For the six-month period ended October 31, 2000, we used approximately $18.3 million in cash for operating activities, primarily due to a $15.5 million increase in inventory in anticipation of future sales and a $3.1 million increase in accounts receivable, combined with a $4.3 million decrease in accounts payable, partially offset by net income of $4.0 million.

     For the six months ended October 31, 2001, our use of cash for investing activities decreased to approximately $1.2 million from a use of $5.9 million for the similar period in the prior year, primarily due to a $5.2 million reduction in purchases of short-term investments. This decrease was partially offset by a $0.6 million increase in purchases of property, plant and equipment. Net cash used for investing activities for the six-month period ended October 31, 2000, resulted primarily from purchases of short-term investments.

     For the six months ended October 31, 2001, net cash provided from financing activities decreased to approximately $0.8 million from $67.7 million for the similar period in the prior year. The decrease was primarily due to a reduction in proceeds from the issuance and sale of common stock which totaled $0.3 million during the six months ended October 31, 2001 and resulted from purchases through the employee stock purchase plan as compared to $67.7 million aggregate net proceeds, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5.2 million and directly paying expenses of the offering of approximately $1.9 million. Approximately $38.2 million of these proceeds was invested in cash equivalents and short-term investments.

     Based on our current working capital position and the cash flows that we expect to generate through the end of fiscal 2002, we believe these cash resources will be sufficient to meet our capital and investment requirements, including anticipated capital expenditures in the amount of approximately $2.0 million and anticipated investment expenditures of approximately $7.0 million associated with the new company that we have formed in The People's Republic of China and other potential investments, for at least the next 12 months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that existing cash resources are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or to our stockholders. In the event that we do raise additional cash through financings, current investors could be further diluted.

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

We have a history of losses, we were only profitable on an annual basis in
--------------------------------------------------------------------------
Fiscal Year 2000 and we may not ever return to profitability.
-------------------------------------------------------------

     We incurred net loss of approximately $11.6 million in Fiscal Year 2001 and approximately $4.0 million in Fiscal Year 1999. For the year ended April 30, 2000, the only year in which we have been profitable, our net income was approximately $3.4 million. In the six months ended October 31, 2001, our net loss was $3.2 million. In the future, as we develop new products, we expect research and development expenses to increase. In addition, if we are not able to accurately forecast the number of wafers we need, our operating expenses will increase. If these expenses increase and our revenues do not increase for any reason including the recent slowdown of the United States economy, we may not subsequently sustain profitability.


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


The recent economic slowdown and other economic conditions have reduced and may
-------------------------------------------------------------------------------
continue to reduce our revenues and to harm our business.
--------------------------------------------------------

     In the third and fourth quarters of Fiscal Year 2001 and the first and second quarters of Fiscal Year 2002, our customers and distributors, primarily our PC video camera customers and distributors, were impacted by significantly lower demand for camera related products, which forced them to unexpectedly reschedule or cancel orders for our products in the third and fourth quarters of Fiscal Year 2001 and the first and second quarters of Fiscal Year 2002. As a result, our revenues and earnings were adversely affected. In November 2001, we announced projected revenues and earnings for the third quarter of Fiscal Year 2002. If demand for camera related products, in particular PC video cameras, does not recover in Fiscal Year 2002, or if we are unable to manage our operating expenses, we will not be able to meet these projections. In addition, the terrorist attacks of September 11, 2001, the subsequent military response by the United States and future events occurring in response to or in connection with the attacks may negatively impact the economy in general. If our customers decide to delay their product orders or reduce their demand of our products as a result of any of these occurrences, our results of operations, revenues and financial condition would be adversely affected.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


We depend on a limited number of third party wafer foundries to manufacture a
-----------------------------------------------------------------------------
substantial majority of our products, which reduces our ability to control the
------------------------------------------------------------------------------
manufacturing process.
---------------------

     We do not own or operate a semiconductor fabrication facility. We rely on TSMC and PSC to produce a substantial majority of our wafers and final products. Our reliance on these third party foundries involves a number of significant risks, including:

     o reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

     o lack of guaranteed production capacity or product supply; and

     o unavailability of, or delayed access to, next generation or key process technologies.

     We do not have long term supply agreements with any of our foundries and instead secure manufacturing availability on a purchase order basis. These foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these foundries and TSMC or PSC may reallocate capacity to other customers, even during periods of high demand for our products. If any of our foundries were to become unable or unwilling to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult and could result in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to manufacturing services. We are also exposed to additional risks if we decide to transfer our production of semiconductors from one foundry to another. We may qualify additional foundries in the future. If we do not qualify additional foundries, we may be exposed to increased risk of capacity shortages due to our complete dependence on our foundries.


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


We depend on third party vendors for color filter processing and assembly,
--------------------------------------------------------------------------
which reduces our control over delivery schedules, product quality and cost.
----------------------------------------------------------------------------

     After our wafers are produced, they are color filter processed and assembled by six independent vendors: TSMC and Toppan for the color filtering process and Kyocera and Alphatec for additional processing and assembly. We do not have long-term agreements with any of these vendors and typically obtain services from them on a purchase order basis. Our reliance on these vendors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or could increase our costs of manufacturing, assembling or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


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


Our lengthy manufacturing, packaging and assembly cycle, in addition to our
---------------------------------------------------------------------------
customers' design cycle, may result in uncertainty and delays in generating
---------------------------------------------------------------------------
revenues.
--------

     A lengthy manufacturing, packaging and assembly process, typically lasting four months or more, is required to manufacture our image sensors. It can take additional time before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development, and sales and marketing efforts and the time we generate revenues, if any, from these expenditures. As a result, our revenues and profits could be seriously harmed if a significant customer reduces or delays orders or chooses not to release products incorporating our products.


If the demand for our products in current markets and emerging markets fails to
-------------------------------------------------------------------------------
increase as we anticipate, our growth prospects would be diminished.
--------------------------------------------------------------------

     Our success depends in large part on the continued growth of various markets that use our products and the emergence of new markets for our products. The current markets that use our products include digital still cameras, personal computer video cameras, personal digital assistant cameras, mobile phone cameras, cameras for security and surveillance systems, closed circuit television systems, and cameras for toys and games and automotive applications. Emerging markets for our products include cameras for personal identification systems, medical imaging devices, machine control systems, and videophones. If these markets do not continue to grow and develop, the need for cameras which are lower in cost, smaller, lighter in weight, consume less power and are more reliable might not fully develop. In such case, it would be unlikely that our products would achieve commercial success.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Seasonality in our business will cause our results of operations to fluctuate
-----------------------------------------------------------------------------
from period to period and could cause our stock price to fluctuate or decline.
-----------------------------------------------------------------------------

     Sales of our image sensors are subject to seasonality. Some of the products using our image sensors such as personal computer video cameras and digital still cameras are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased consumer sales in November and December due to the holidays. As a result, product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of the calendar year. In addition, we typically experience a decrease in orders in the quarter ended January 31 from our Chinese and Taiwanese customers primarily due to the Chinese New Year. As a result, we believe product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each calendar year.


We depend on a few key customers, and the loss of any of them could
-------------------------------------------------------------------
significantly reduce our revenues.
----------------------------------

     Historically, a relatively small number of customers and distributors has accounted for a significant portion of our product revenues.

     For the three months ended October 31, 2001, one of our security camera manufacturer customers, X10, represented approximately 26.1% of revenues. No other single customer accounted for 10% or more of revenues in the three months ended October 31, 2001. Our two largest distributors during the three months ended October 31, 2001 were World Peace headquartered in Taiwan, which accounted for 16.7% of revenues, and SEC headquartered in Hong Kong, which accounted for 10.0% of revenues. For the six months ended October 31, 2001, X10 represented approximately 39.5% of revenues, World Peace accounted for approximately 12.6% of revenues and SEC accounted for approximately 8.2% of revenues.

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


risks. All of our products are manufactured outside of the United States. Many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in Japan, Korea, Singapore and Taiwan. In addition, sales outside of the United States accounted for approximately 69.2% and 56.2% of our revenues for three and six months ended October 31, 2001 and 87.8% and 89.1% of our revenues for three and six months ended October 31, 2000. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to foreign risks, including:

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


We face intense competition in our markets from more established CCD image
--------------------------------------------------------------------------
sensor manufacturers and CMOS image sensor manufacturers and if we are unable
-----------------------------------------------------------------------------
to compete successfully, we will not achieve our financial objectives.
---------------------------------------------------------------------

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

     We entered into an agreement with Photobit Corporation ("Photobit") and the California Institute of Technology ("CalTech"), effective September 18, 2001, to settle all litigation that we had with Photobit and CalTech, including an action in the U.S. District Court, Northern District of California, Case No. C 00 3791 PJH, and an investigation before the U.S. International Trade Commission ("ITC"), Inv. No. 337-TA-451. Both actions involved patents alleged to pertain to our CMOS image sensor products, such as those used in digital cameras, PC cameras and other optical applications. The action pending in California was dismissed on September 24, 2001, and final termination of the ITC investigation occurred on November 9, 2001. The confidential settlement includes non-exclusive cross-licenses for seven years under our and Photobit's respective patent portfolios, including patents and applications licensed by CalTech to Photobit. We have also made a one-time payment to Photobit of $3.5 million dollars.

     The settlement agreement referred to in the above paragraph relates only to claims made by Photobit and CalTech. It is possible that other companies might pursue litigation with respect to any claims such companies purport to have against us. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, including treble damages if we are held to have willfully infringed, cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Our investment in a Chinese entity to conduct design and testing operations may
-------------------------------------------------------------------------------
not reduce our design and testing costs nor improve our gross margins and as a
------------------------------------------------------------------------------
result our earnings would be adversely affected.
-----------------------------------------------

     In December 2000, we formed a new subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this Chinese subsidiary is $12.0 million, of which $3.8 million was funded by us in Fiscal Year 2001, as required by Chinese law. We are further obligated to fund the remaining $8.2 million of registered capital by December 2003. As of October 31, 2001, $2.8 million of the $3.8 million was paid for land use rights and to building contractors, $0.7 million was deposited in a bank account in China and $0.3 million was expended for general purposes. The formation and operation of this Chinese subsidiary requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent or harm us from beginning operation of this Chinese subsidiary.

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

     Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our Board of Directors adopted a Preferred Stock Rights Agreement in August 2001 (the "Rights Agreement"). Pursuant to the Rights Agreement, our Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth share of our Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of our common stock. The dividend was paid on September 28, 2001 to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment. The exercise of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


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

PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------

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

     We entered into an agreement with Photobit Corporation ("Photobit") and the California Institute of Technology ("CalTech"), effective September 18, 2001, to settle all litigation that we had with Photobit and CalTech, including an action in the U.S. District Court, Northern District of California, Case No. C 00 3791 PJH, and an investigation before the U.S. International Trade Commission ("ITC"), Inv. No. 337-TA-451. Both actions involved patents alleged to pertain to our CMOS image sensor products, such as those used in digital cameras, PC cameras and other optical applications. The action pending in California was dismissed on September 24, 2001, and final termination of the ITC investigation occurred on November 9, 2001. The confidential settlement includes non-exclusive cross-licenses for seven years under our and Photobit's respective patent portfolios, including patents and applications licensed by CalTech to Photobit. We have also made a one-time payment to Photobit of $3.5 million dollars.

     The settlement agreement referred to in the above paragraph relates only to claims made by Photobit and CalTech. It is possible that other companies might pursue litigation with respect to any claims such companies purport to have against us. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, including treble damages if we are held to have willfully infringed, cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

     We completed our initial public offering, or IPO, on July 14, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-31926), which was declared effective by the Securities and Exchange Commission on July 13, 2000. In the IPO, we sold an aggregate of 5.0 million shares of common stock. In August 2000, the underwriters of our initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds from exercise of the over-allotment option aggregated approximately $8.5 million after paying the underwriters' fees and related expenses. The sale of the shares of common stock generated aggregate gross proceeds of approximately $74.8 million, including proceeds from the exercise of the over-allotment option. The aggregate net proceeds were approximately $67.7 million, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5.2 million and directly paying expenses of the offering of approximately $1.9 million. Fleet Boston Robertson Stephens Inc., Prudential Volpe Technology and Needham & Company, Inc. were the lead underwriters for the IPO. As of October 31, 2001, approximately $24.8 million of the net proceeds were used for working capital purposes and the remaining $38.2 million were invested in cash equivalents and short-term investments.

     From July 14, 2000 to October 31, 2001, we used such net offering proceeds, in direct or indirect payments to others, as follows (in thousands):


    Purchase and installment of property, plant and equipment...   $    905
    Working capital.............................................     24,795
    Investment in short-term, interest-bearing obligations......     38,161
    Investment in China subsidiary..............................      3,800
                                                                   --------
      Total.....................................................   $ 67,661
                                                                   ========



     Each of such amounts is a reasonable estimate of the application of the net offering proceeds.

     Other than anticipated capital expenditures in the amount of approximately $2.0 million and anticipated investment expenditures of approximately $7.0 million in the next 12 months, we have no specific plan for the proceeds from our initial public offering. The primary purpose of the offering has been to use the proceeds for general corporate purposes, including working capital. We may also use some of the proceeds to meet capacity commitments or to acquire other companies, technology or products that complement our business, although we are not currently planning any of these transactions. Pending these uses, the net proceeds of the offering have been invested in interest bearing, investment grade securities.

     On August 21, 2001, pursuant to the Rights Agreement between us and EquiServe Trust Company, N.A., as Rights Agent, our Board of Directors declared a dividend of a Right to purchase one one-thousandth share of our Series A Preferred Stock for each outstanding share of our common stock. The dividend was paid on September 28, 2001 to our stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Our annual meeting of stockholders was held at our corporate headquarters at 930 Thompson Place on September 17, 2001 at 2:00 p.m. local time. The results of matters voted upon were as follows:

     1. To elect two Class I directors to serve until the expiration of their three year terms or until their successors are duly elected or appointed and qualified.


                                                             VOTE
                                               --------------------------------
                                                       FOR         WITHHELD
                                                       ---         --------
            Shaw Hong                              13,791,666       12,885
            Edward C. V. Winn                      14,607,266       12,885



     The term of office of directors Leon Malmed, Raymond Wu and Tsuey-Jiuan Chen continued after the Annual Meeting.

     2. To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending April 30, 2002.



                            FOR              AGAINST               ABSTAINED
                            ---              -------               ---------
                        14,180,450            21,101                 10,800



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a) Exhibits
            --------

              None

        (b) Reports on Form 8-K
            -------------------

     The Company filed a Current Report on Form 8-K on August 23, 2001 to report under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" the Company's issuance of a press release on August 23, 2001 announcing that the Company's Board of Directors approved the adoption of a Preferred Stock Rights Agreement.

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


                                          OMNIVISION TECHNOLOGIES, INC.
                                          -----------------------------
                                                  (Registrant)


Dated: November 27, 2001

                                    By:          /s/ SHAW HONG
                                        -----------------------------------
                                                   Shaw Hong
                                Chief Executive Officer, President and Director
                                         (Principal Executive Officer)


Dated: November 27, 2001

                                    By:        /s/ H. GENE MCCOWN
                                        -----------------------------------
                                                 H. Gene McCown
                                 Vice President of Finance and Chief Financial
                                          Officer (Principal Financial
                                              and Accounting Officer)