Form 10-Q
period 2002-01-31
OMNIVISION TECHNOLOGIES INC
filed 2002-03-15
CIK 1106851

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

                                  ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2002

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


                                  ---------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At March 12, 2002, 22,243,313 shares of common stock of the Registrant were outstanding.

===============================================================================


                       OMNIVISION TECHNOLOGIES, INC.

                                    INDEX


                                                                          Page
                                                                           No.
                                                                           ---

                        PART I. FINANCIAL INFORMATION


Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets - January 31, 2002 and
            April 30, 2001................................................  3


          Condensed Consolidated Statements of Operations - Three and
            Nine Months Ended January 31, 2002 and 2001...................  4

          Condensed Consolidated Statements of Cash Flows - Nine Months
            Ended January 31, 2002 and 2001...............................  5


          Notes to Condensed Consolidated Financial Statements............  6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 29


                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................. 30

Item 6. Exhibits and Reports on Form 8-K.................................. 30

Signatures................................................................ 31



PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        OMNIVISION TECHNOLOGIES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)




                                                      January 31,     April 30,
                                                         2002           2001
                                                         ----           ----
ASSETS
Current assets:
  Cash and cash equivalents........................  $   52,568     $   51,053
  Short-term investments...........................       3,000          3,000
  Accounts receivable, net.........................       8,939          5,269
  Inventories......................................       4,776         11,445
  Refundable and deferred income taxes.............       3,324          3,288
  Prepaid expenses and other assets................         514            219
                                                     ----------     ----------
    Total current assets...........................      73,121         74,274

Property, plant and equipment, net.................       5,064          4,080
Other non-current assets...........................         291            293
                                                     ----------     ----------
    Total assets...................................  $   78,476     $   78,647
                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................  $    4,541     $    4,284
  Accrued expenses and other liabilities...........       3,313          2,255
  Deferred revenue.................................       1,032            832
                                                     ----------     ----------
    Total current liabilities......................       8,886          7,371
                                                     ----------     ----------

Commitments and Contingencies (Note 8)

Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares
    authorized; 22,239 and 22,000 shares issued
    and outstanding................................          22             22
  Additional paid-in capital.......................      95,245         94,531
  Deferred compensation related to stock options...        (577)        (1,058)
  Accumulated deficit..............................     (25,100)       (22,219)
                                                     ----------     ----------
    Total stockholders' equity.....................      69,590         71,276
                                                     ----------     ----------
    Total liabilities and stockholders' equity.....  $   78,476     $   78,647
                                                     ==========     ==========



       The accompanying notes are an integral part of these Condensed
                      Consolidated Financial Statements.

                        OMNIVISION TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                 (unaudited)



                                   Three Months Ended      Nine Months Ended
                                ----------------------- -----------------------
                                January 31, January 31, January 31, January 31,
                                   2002        2001        2002        2001
                                   ----        ----        ----        ----
Revenues........................ $  9,973    $  8,110    $ 33,399    $ 44,314
Cost of revenues*...............    5,732      23,774      19,456      49,018
                                 --------    --------    --------    --------
Gross profit (loss).............    4,241     (15,664)     13,943      (4,704)
                                 --------    --------    --------    --------

Operating expenses:
  Research and development*.....    1,851       1,376       5,337       4,020
  Selling, general and
    administrative*.............    2,205       1,649       8,828       4,073
  Stock compensation charge*....      107         293         432         802
  Litigation settlement.........       --          --       3,500          --
                                 --------    --------    --------    --------
    Total operating expenses....    4,163       3,318      18,097       8,895
                                 --------    --------    --------    --------

Income (loss) from operations...       78     (18,982)     (4,154)    (13,599)
Interest income (expense), net..      252         888       1,273       2,015
                                 --------    --------    --------    --------
Income (loss) before income
  taxes.........................      330     (18,094)     (2,881)    (11,584)
Income tax benefit..............       --      (2,474)         --          --
                                 --------    --------    --------    --------
Net income (loss)............... $    330    $(15,620)   $ (2,881)   $(11,584)
                                 ========    ========    ========    ========

Net income (loss) per share:
  Basic......................... $   0.02    $  (0.73)   $  (0.13)   $  (0.74)
                                 ========    ========    ========    ========
  Diluted....................... $   0.01    $  (0.73)   $  (0.13)   $  (0.74)
                                 ========    ========    ========    ========

Shares used in computing net
  income (loss) per share:
  Basic.........................   21,936      21,414      21,801      15,634
                                 ========    ========    ========    ========
  Diluted.......................   24,605      21,414      21,801      15,634
                                 ========    ========    ========    ========

(*) Stock-based compensation charges included in:

    Cost of revenues............ $      4    $    (33)   $     21    $     43
                                 ========    ========    ========    ========
    Operating expenses:
      Research and development.. $     54    $    182    $    181    $    503
      Selling, general and
        administrative..........       53         111         251         299
                                 --------    --------    --------    --------
                                 $    107    $    293    $    432    $    802
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

                          OMNIVISION TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                           Nine Months Ended
                                                        -----------------------
                                                        January 31, January 31,
                                                            2002        2001
                                                            ----        ----
Cash flows from operating activities:
  Net loss............................................... $ (2,881)  $ (11,584)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization........................      574         440
  Allowance for doubtful accounts and sales returns......      (49)        391
  Amortization of deferred compensation..................      453         845
  Changes in assets and liabilities:
    Accounts receivable..................................   (3,621)      2,352
    Inventories..........................................    6,669      (3,315)
    Refundable and deferred income taxes.................      (36)         --
    Prepaid expenses and other assets....................     (293)     (3,467)
    Accounts payable.....................................      257      (3,819)
    Accrued expenses and other liabilities...............      158          90
    Deferred revenue.....................................      200         135
                                                          --------    --------
      Net cash provided by (used in) operating activities    1,431     (17,932)
                                                          --------    --------
Cash flows from investing activities:
  Purchase of short-term investments.....................       --      (3,021)
  Purchases of property, plant and equipment.............   (1,558)       (555)
                                                          --------    --------
      Net cash used in investing activities..............   (1,558)     (3,576)
                                                          --------    --------

Cash flows from financing activities:
  Deposit received.......................................      900          --
  Proceeds from issuance of common stock, net............      746      67,997
  Payment for repurchase of common stock, net............       (4)        (20)
                                                          --------    --------
      Net cash provided by financing activities..........    1,642      67,977
                                                          --------    --------
Net increase in cash and cash equivalents................    1,515      46,469
Cash and cash equivalents at beginning of period.........   51,053       5,888
                                                          --------    --------
Cash and cash equivalents at end of period............... $ 52,568    $ 52,357
                                                          ========    ========

Supplemental cash flow information:
  Interest paid.......................................... $     --    $     36
                                                          ========    ========
  Taxes paid............................................. $     36    $  3,483
                                                          ========    ========

Supplemental non-cash investing and financial information:
  Conversion of redeemable convertible preferred stock to
    common stock......................................... $     --    $ 21,082
                                                          ========    ========



       The accompanying notes are an integral part of these Condensed
                      Consolidated Financial Statements.

                          OMNIVISION TECHNOLOGIES, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Nine Months Ended January 31, 2002 and 2001
                                   (unaudited)



Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited condensed consolidated financial statements as of January 31, 2002 and April 30, 2001 and for the three and nine months ended January 31, 2002 and 2001 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2001 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three and nine months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002 or any other future interim period, and the Company makes no representations related thereto.

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


Note 2 - Revenue Recognition
----------------------------

     The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is considered probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. For certain shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product. The Company provides for future returns based on historical experiences at the time revenue is recognized.


Note 3 - Short-term Investments
-------------------------------

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

                          OMNIVISION TECHNOLOGIES, INC.

               For the Nine Months Ended January 31, 2002 and 2001
                                   (unaudited)


Note 4 - Balance Sheet Accounts (In Thousands)
----------------------------------------------

                                                      January 31,    April 30,
                                                         2002          2001
                                                         ----          ----
Cash and cash equivalents:
  Cash...............................................  $   6,519    $   1,918
  Money market funds.................................      5,382        3,563
  Commercial paper...................................     40,667       45,572
                                                       ---------    ---------
                                                       $  52,568    $  51,053
                                                       =========    =========

Short-term investments:
  Corporate notes....................................  $   3,000    $   3,000
                                                       ---------    ---------
                                                       $   3,000    $   3,000
                                                       =========    =========

Inventories:
  Work in progress...................................  $   1,816    $   3,752
  Finished goods.....................................      2,960        7,693
                                                       ---------    ---------
                                                       $   4,776    $  11,445
                                                       =========    =========



Note 5 - Net Income (Loss) Per Share
------------------------------------

     The following table sets forth the computation of basic and diluted income
(loss) per share attributable to common stockholders for the period indicated (in thousands, except per share data):


                                   Three Months Ended      Nine Months Ended
                                ----------------------- -----------------------
                                January 31, January 31, January 31, January 31,
                                   2002        2001        2002        2001
                                   ----        ----        ----        ----
Numerator:
  Net income (loss)............. $    330    $(15,620)   $ (2,881)   $(11,584)
                                 ========    ========    ========    ========
Denominator:
  Weighted average shares.......   22,188      21,954      22,118      16,345
  Weighted average unvested
    common stock subject to
    repurchase..................     (252)       (540)       (317)       (711)
                                 --------    --------    --------    --------
  Denominator for basic net
    income (loss) per share.....   21,936      21,414      21,801      15,634
  Effect of dilutive securities:
    Common stock options........    2,417          --          --          --
    Unvested common stock
      subject to repurchase.....      252          --          --          --
    Convertible preferred stock.       --          --          --          --
                                 --------    --------    --------    --------
Denominator for dilutive net
  income (loss) per share.......   24,605      21,414      21,801      15,634
                                 ========    ========    ========    ========
Basic net income (loss) per
  share......................... $   0.02    $  (0.73)   $  (0.13)   $  (0.74)
                                 ========    ========    ========    ========
Diluted net income (loss) per
  share......................... $   0.01    $  (0.73)   $  (0.13)   $  (0.74)
                                 ========    ========    ========    ========


Note 6 - Equity
---------------

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

                          OMNIVISION TECHNOLOGIES, INC.

               For the Nine Months Ended January 31, 2002 and 2001
                                   (unaudited)



Note 7 - Segment and Geographic Information
-------------------------------------------

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

     The Company sells its products primarily in the United States and to the Asia Pacific region. Revenues by geographic locations based on the country or region of the customer were as follows (in thousands):


                                   Three Months Ended      Nine Months Ended
                                ----------------------- -----------------------
                                January 31, January 31, January 31, January 31,
                                   2002        2001        2002        2001
                                   ----        ----        ----        ----
     United States............   $    342    $  2,430    $ 10,605    $  6,368
     Taiwan...................      3,877         645       8,284      12,831
     Hong Kong................      2,908         753       7,232       3,825
     Japan....................        732       2,043       2,720       4,688
     Korea....................      1,054         593       2,111       4,520
     Singapore................        266         355         598       7,755
     China....................        199         644         293       1,910
     All other................        595         647       1,556       2,417
                                 --------    --------    --------    --------
                                 $  9,973    $  8,110    $ 33,399    $ 44,314
                                 ========    ========    ========    ========



Note 8 - Commitments and Contingencies
--------------------------------------

     In December 2000, the Company formed a subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this company is $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required. The Company funded an additional $1.0 million during the nine months ended January 31, 2002. The Company is further obligated to fund the remaining $7.2 million of registered capital by December 2003. As of January 31, 2002, $3.2 million of the $4.8 million funded to date was paid for land use rights and to building contractors in partial payment for the construction of the facility, $1.2 million was deposited in a bank account in China and $0.4 million was expended for general purposes. The formation and operation of the company in China requires a large initial capital investment. Also there may be significant administrative, legal and governmental barriers in China, which may prevent the Company's ability to begin operation of the subsidiary and prevent the Company from using the funds outside of China.

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against the Company, some of its directors and officers, and various underwriters for its initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company's offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company's offering. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock between July 14, 2000 and December 6, 2000.

                          OMNIVISION TECHNOLOGIES, INC.

               For the Nine Months Ended January 31, 2002 and 2001
                                   (unaudited)


     In March 2000, the Company received a letter from Koninklijke Philips N.V. in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. Although the Company does not believe any of its products infringe any Philips patent, the Company had discussed possible royalty or licensing arrangements as a means of business resolution. In the meantime, the Company has completed implementation of a new serial bus system for its products.

     The Company has entered into an agreement with Photobit Corporation ("Photobit") and the California Institute of Technology ("CalTech"), effective September 18, 2001, to settle all litigation that the Company had with Photobit and CalTech, including an action in the U.S. District Court, Northern District of California, Case No. C 00 3791 PJH, and an investigation before the U.S. International Trade Commission ("ITC"), Inv. No. 337-TA-451. Both actions involved patents alleged to pertain to its CMOS image sensor products, such as those used in digital cameras, PC cameras and other optical applications. The action pending in California was dismissed on September 24, 2001, and final termination of the ITC investigation occurred on November 9, 2001. The confidential settlement includes non-exclusive cross-licenses for seven years under the Company's and Photobit's respective patent portfolios, including patents and applications licensed by CalTech to Photobit. The Company has also made a one-time payment to Photobit of $3.5 million dollars.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results". These forward-looking statements include, but are not limited to: the statements relating to the development of new products in new and existing markets, the expansion of the range of picture resolutions offered in our products, the development of new products which require only three volts for portable applications, the improvement of image quality, the integration of additional functions and the continued improvement to the interface chip in the third paragraph under "Overview;" the statements relating to the generation of revenues from five-volt and three-volt products in the remainder of fiscal year 2002 in the fourth paragraph under "Overview;" the statements relating to technology leadership and increase in research and development expenses in the seventh paragraph under "Overview;" the statements regarding the administrative, legal and governmental barriers in China in the last paragraph under "Overview," the statements regarding factors which may continue to affect gross margins in the future under "Gross Profit;" the statements regarding the potential fluctuations and expected increases of research and development costs under "Research and Development;" the statements regarding decreases in selling, general and administrative expenses under "Selling, General and Administrative;" the statements regarding the size of and amortization of compensation charges under "Stock Compensation Charge;" the statements regarding cash resources available to meet capital requirements, the factors affecting capital requirements and the raising and availability of additional funds and investment in the sixth paragraph under "Liquidity and Capital Resources;" and the statements regarding evaluation of acquisitions in the seventh paragraph under "Liquidity and Capital Resources," the statements under "Part II Other Information - Item 1. Legal Proceedings," and the statements under "Part II Other Information - Item 2. Changes in Securities and Use of Proceeds," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results."


Overview
--------

     We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our image sensors are used in a variety of electronic cameras and camera related products for both still picture and live video applications. Our image sensors are used in cameras and camera related products such as personal computer cameras, digital still cameras, closed circuit TV's, mobile phone cameras and personal digital assistant cameras, security and surveillance cameras, and cameras for automobiles and toys. Our image sensors are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. Our single chip image sensors can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional charged couple device, or CCD, technology, or multiple chip CMOS image sensors. Unlike competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. This leads us to believe that we supply one of the most highly integrated single chip CMOS image sensor solutions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and have introduced higher resolution and higher quality image sensors in each subsequent year. For the year ended April 30, 2001, or Fiscal Year 2001, and the three and nine months ended January 31, 2002, the majority of our revenues were generated from sales of our five-volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that a significant portion of our revenues in the remainder of the year ended April 30, 2002, or Fiscal Year 2002, will be generated from our five volt color image sensors, which are used primarily in affordable and easy to use personal computer and security cameras, and increasingly from 3.2 volt color image sensors which are used in both personal computer cameras and cellular phone accessories.

     We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC. A majority of our unit sales of image sensors for the three and nine months ended January 31, 2002 are color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan, and TSMC. We outsource the packaging of our image sensors to Kyocera Corporation, or Kyocera, and Alphatec Semiconductor Packaging Co., or Alphatec. Outside testing services do not offer suitable tests for the key parameter of product performance and image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

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

     We intend to maintain our technology leadership by continuing to develop our core technology through our in house research and development efforts. As a result, we expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products.

     In December 2000, we formed a subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this company is $12.0 million, of which $3.8 million was funded by us in the fiscal year ended April 30, 2001, as required by Chinese law. We funded an additional $1.0 million during the nine months ended January 31, 2002. We are further obligated to fund the remaining $7.2 million of registered capital by December 2003. As of January 31, 2002, $3.2 million of the $4.8 million funded to date was paid for land use rights and to building contractors in partial payment for the construction of the facility, $1.2 million was deposited in a bank account in China and $0.4 million was expended for general purposes. The formation and operation of the company in China requires a large initial capital investment. Also there may be significant administrative, legal and governmental barriers in China, which may prevent our ability to begin operation of the subsidiary and prevent us from using the funds outside of China.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations
---------------------

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.


                                   Three Months Ended      Nine Months Ended
                                ----------------------- -----------------------
                                January 31, January 31, January 31, January 31,
                                   2002        2001        2002        2001
                                   ----        ----        ----        ----
Revenues.........................  100.0%      100.0%      100.0%      100.0%
Cost of revenues.................   57.5       293.2        58.2       110.6
                                  ------      ------      ------      ------
  Gross profit (loss)............   42.5      (193.2)       41.8       (10.6)
                                  ------      ------      ------      ------
Operating expenses:
  Research and development.......   18.6        17.0        16.0         9.1
  Selling, general and
    administrative...............   22.1        20.3        26.4         9.2
  Stock compensation charge......    1.0         3.6         1.3         1.8
  Litigation settlement..........     --          --        10.5          --
                                  ------      ------      ------      ------
    Total operating expenses.....   41.7        40.9        54.2        20.1
                                  ------      ------      ------      ------
Income (loss) from operations....    0.8      (234.1)      (12.4)      (30.7)
Interest income (expense), net...    2.5        11.0         3.8         4.6
                                  ------      ------      ------      ------
Income (loss) before income taxes    3.3      (223.1)       (8.6)      (26.1)
Income tax benefit...............     --       (30.5)         --          --
                                  ------      ------      ------      ------
Net income (loss)................    3.3%     (192.6)%      (8.6)%     (26.1)%
                                  ======      ======      ======      ======


Three and Nine Months Ended January 31, 2002 as Compared to Three and Nine Months Ended January 31, 2001


Revenues
--------

     We derive revenues from the sale of our standard image sensor array products and other companion circuits for use in a variety of applications. Revenues for the three months ended January 31, 2002 increased 23% to approximately $10.0 million from $8.1 million for the three months ended January 31, 2001. Revenues for the nine months ended January 31, 2002 decreased 25% to approximately $33.4 million from $44.3 million for the nine months ended January 31, 2001. The increase in revenues during the three months ended January 31, 2002 was primarily due to increased demand by our contract manufacturing customers located in Asia which are engaged in the manufacturing of digital still cameras. Revenues also benefited during the three months ended January 31, 2002 from the continued slow recovery in personal computer, or PC, camera manufacturing market which accounted for 33% of revenues as compared to 32% of revenues in the similar prior year period, partially offset by a decline in cell phone camera revenues from the year ago levels. The decrease in revenues during the nine months ended January 31, 2002 was due to a decrease in the number of PC camera unit sales, primarily caused by reduced demand and excess customer inventory build-up that occurred during the October through November 2000 time frame resulting from the general economic slowdown, partially offset by improved security camera revenues. Domestic and international revenues for the three months ended January 31, 2002 were $0.3 million and $9.7 million, respectively, as compared to $2.4 million and $5.7 million, respectively, for the three months ended January 31, 2001, representing a shift from the year ago quarter in our revenue by geographic region from domestic to Asia-Pacific manufacturers. Domestic and international revenues for the nine months ended January 31, 2002 were $10.6 million and $22.8 million, respectively, as compared to approximately $6.4 million and $37.9 million, respectively, for the nine months ended January 31, 2001. For the three months ended January 31, 2002, no single original equipment manufacturing customer accounted for 10% or more of revenues. Our two largest distributors during the three months ended January 31, 2002 were World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for 22.7% of revenues, and SEC Development Co. Ltd., or SEC, headquartered in Hong Kong, which accounted for 11.6% of revenues. For the nine months ended January 31, 2002, one of our security camera manufacturer customers, X10 Wireless Technology, Inc., or X10, represented 27.8% of revenues, and World Peace accounted for approximately 15.6% of revenues. For the three months ended January 31, 2001, X10 represented approximately 21.5% of revenues and one of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


our cellular telephone manufacturer customers, Teksel Co., Ltd., or Teksel, who distributes our products to Kyocera, accounted for approximately 20.9% of revenues. For the nine months ended January 31, 2001, one of our distributors, World Peace, represented approximately 17.6% of revenues and one of our camera manufacturer customers, Creative Technologies Ltd., or Creative, accounted for approximately 17.4% of revenues.


Gross Profit (Loss)
------------------

     Gross margins for the three months ended January 31, 2002 and 2001 were 42.5% and (193.2)% of revenues, respectively. Gross margins for the nine months ended January 31, 2002 and 2001 were 41.8% and (10.6)% of revenues, respectively. The increase in gross margin for the three months ended January 31, 2002 was primarily due to favorable product mix and improved yields on certain products. Gross margins during the three months ended January 31, 2002 also included an approximately $1.3 million one-time benefit from the sale of inventory that was previously written off in the three months ended January 31,
2001.   During the quarter ended January 31, 2001, we recognized an $18.1 million charge for excess inventory. Excluding the benefit of previously written-off inventory and the inventory write-down, the gross margin was 35.1% of revenues for the quarter ended January 31, 2002 as compared to 29.9% of revenues in the corresponding quarter of the previous fiscal year. Excluding the benefit of previously written-off inventory, the adjusted gross margin was 34.7% of revenues for the nine months ended January 31, 2002 as compared to 31.5% of revenues in the corresponding period of the previous fiscal year. The increase in gross margins on an adjusted basis for the three and nine months ended January 31, 2002 was due to favorable changes in product mix and yield improvements. These factors may continue to influence gross margin in the future.


Research and Development
------------------------

     Research and development expenses for the three months ended January 31, 2002 and 2001 were approximately $1.9 million and $1.4 million, respectively. Research and development expenses for the nine months ended January 31, 2002 and 2001 were approximately $5.3 million and $4.0 million, respectively. As a percentage of revenues, research and development expenses for the three months ended January 31, 2002 and 2001 represented 18.6% and 17.0%, respectively. As a percentage of revenues, research and development expenses for the nine months ended January 31, 2002 and 2001 represented 16.0% and 9.1%, respectively. Research and development expenses increased as a percentage of revenues during the three months ended January 31, 2002 due to the increased research and development expenses to improve our current product line and support new product introductions. Research and development expenses increased as a percentage of revenues during the nine months ended January 31, 2002 due to the increase in research and development expenses on an absolute dollar basis and the decline in revenues for the nine months ended January 31, 2002, as compared to the nine months ended January 31, 2001. Our research and development expenses increased for the three and nine months ended January 31, 2002 by approximately $0.5 million and $1.3 million, respectively, from the three and nine months ended January 31, 2001 due to an increase in salaries, payroll related expenses associated with additional personnel and contracted costs associated with new product development. Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products.


Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses for the three months ended January 31, 2002 and 2001 were approximately $2.2 million and $1.6 million, respectively. Selling, general and administrative expenses for the nine months ended January 31, 2002 and January 31, 2001 were approximately $8.8 million and $4.1 million, respectively. The increase in selling, general and administrative expenses of approximately $0.6 million for the three months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

January 31, 2002 from the same period in the prior year was principally due to salaries and payroll related expenses associated with additional personnel, and commissions paid to distributors and manufacturers' representatives. The increase in selling, general and administrative expenses of approximately $4.8 million for the nine months ended January 31, 2002 was principally due to an increase in salaries and payroll related expenses associated with additional personnel, and increased litigation expense associated with patent litigation, partially offset by a decrease in commissions paid to distributors and manufacturers' representatives. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2002 and 2001 represented 22.1% and 20.3%, respectively. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2002 and January 31, 2001 represented 26.4% and 9.2%, respectively. Selling, general and administrative expenses increased as a percentage of revenues for the nine months ended January 31, 2002 from the nine months ended January 31, 2001 as a result primarily of the increase in legal expenses associated with patent litigation combined with the decline in revenues. As a result of our recent settlement of certain intellectual property claims, we expect that our future selling, general and administrative expenses may decrease in absolute dollars and are likely to decrease as a percentage of revenues.


Stock Compensation Charge
-------------------------

     We incurred stock compensation charges of approximately $0.1 million and $0.3 million for the three months ended January 31, 2002 and 2001, respectively. We incurred stock compensation charges of approximately 0.5 million and $0.8 million for the nine months ended January 31, 2002 and 2001, respectively. Deferred compensation represents the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options to purchase our common stock on the date of grant, and it is amortized on an accelerated basis as the stock options vest. We expect deferred compensation charges of approximately $0.6 million as of January 31, 2002 to be amortized on an accelerated basis over the vesting period of the stock options of generally five years.


Stock Option Exchange Program
-----------------------------

     On November 1, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date, scheduled to be June 5, 2002. These elections were required to be made by December 3, 2001 and included all options granted during the prior six months. The exercise price of the new options will be equal to the closing price of our common stock on June 4, 2002. The exchange program is not available to our executives, directors or any of our employees who live or work outside the United States. On December 4, 2001, 49,400 options were returned and cancelled. We did not record any associated compensation expenses.


Litigation Settlement
---------------------

     We did not incur any litigation settlement expenses for the three months ended January 31, 2002 and 2001. Litigation settlement expenses for the nine months ended January 31, 2002 and 2001 were $3.5 million and zero, respectively. The increase in litigation settlement expenses of $3.5 million for the nine months ended January 31, 2001 from the same period in the prior year was due to a one-time payment of $3.5 million to Photobit Corporation, or Photobit, to settle all pending litigation that we had with Photobit and California Institute of Technology, or CalTech. As a percentage of revenues, litigation settlement expenses for the three months ended January 31, 2002 and 2001 each represented zero, respectively. As a percentage of revenues, litigation settlement expenses for the nine months ended January 31, 2002 and 2001 represented 10.5% and zero, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Interest Income (Expense), Net
------------------------------

     Interest income and interest expense, net for the three months ended January 31, 2002 and 2001 were income of approximately $0.3 million and $0.9 million, respectively. Interest income and interest expense, net for the nine months ended January 31, 2002 and 2001 were income of approximately $1.3 million and $2.0 million respectively. Interest income and interest expense, net, decreased for the three and nine months ended January 31, 2002 primarily due to a decline in interest rates and a decline in the amount of funds invested from the net proceeds from our initial public offering. These funds are invested in interest-bearing accounts consisting primarily of high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase.


Provision for Income Taxes
--------------------------

     We recorded approximately $0.3 million in income before income taxes and an $18.1 million loss before income taxes for the three months ended January 31, 2002 and 2001, respectively. We recorded a loss before income taxes of approximately $2.9 million and $11.6 million for the nine months ended January 31, 2002 and 2001, respectively. We had no provision for income taxes for the three and nine months ended January 31, 2002, respectively. During the three months ended January 31, 2001, we recorded an income tax benefit amounting to approximately $2.5 million due to the net taxable loss during this quarter which reversed the previous year-to-date income tax provisions and resulted in no provision for income taxes for the nine months ended January 31, 2001.


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

     In August 2001, the FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the adoption of SFAS 143 will not have any material impact on our consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Liquidity and Capital Resources
-------------------------------

     Since inception, we have financed our growth through sales of common stock and private sales of equity securities, totaling approximately $90.1 million. Principal sources of liquidity at January 31, 2002 consisted of cash, cash equivalents and short-term investments of $55.6 million.

     Our working capital decreased by approximately $2.7 million to $64.2 million as of January 31, 2002 from $66.9 million as of April 30, 2001. The decrease was attributable to a $6.7 million decrease in inventories and $1.1 million increase in accrued expenses and other liabilities, which were partially offset by a $3.7 million increase in accounts receivable, net, and a $1.5 million increase in cash and cash equivalents.

     For the nine months ended January 31, 2002, net cash provided by operating activities increased to approximately $1.4 million as compared to our use of cash for operating activities of $17.9 million for the similar period in the prior year, primarily due to a $6.7 million decrease in inventories which was partially offset by a net loss of approximately $2.9 million for the nine months ended January 31, 2002 and $3.6 million increase in accounts receivable. For the nine-month period ended January 31, 2001, we used approximately $17.9 million in cash for operating activities, primarily due to a $3.8 million reduction in accounts payable, a $3.5 million increase in prepaid expenses and other assets, and a $3.3 million increase in inventory in anticipation of future sales, partially offset by a $2.4 million decrease in accounts receivable, combined with a net loss of $11.6 million.

     For the nine months ended January 31, 2002, our use of cash for investing activities decreased to approximately $1.6 million from a use of $3.6 million for the similar period in the prior year, primarily due to a $3.0 million reduction in purchases of short-term investments, partially offset by a $1.0 million increase in purchases of property, plant and equipment. Net cash used for investing activities for the nine-month period ended January 31, 2001, resulted primarily from purchases of short-term investments.

     For the nine months ended January 31, 2002, net cash provided from financing activities decreased to approximately $1.6 million from $68.0 million for the similar period in the prior year. The decrease was primarily due to a reduction in proceeds from the issuance and sale of common stock which totaled $0.7 million during the nine months ended January 31, 2002 from employee purchases through the employee stock purchase plan as compared to $68.0 million aggregate net proceeds from our initial public offering, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5.2 million and directly paying expenses of the offering of approximately $1.9 million. Approximately $43.7 million of these proceeds were invested in cash equivalents and short-term investments.

     Based on our current working capital position and the cash flows that we expect to generate through the end of fiscal 2002, we believe these cash resources will be sufficient to meet our capital and investment requirements, including anticipated capital expenditures in the amount of approximately $2.0 million and anticipated investment expenditures of approximately $6.0 million associated with the new company that we have formed in The People's Republic of China and other potential investments, for at least the next 12 months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that existing cash resources are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or to our stockholders. In the event that we do raise additional cash through financings, current investors could be further diluted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


                       FACTORS AFFECTING FUTURE RESULTS


We have a history of losses, we were only profitable on an annual basis in
--------------------------------------------------------------------------
Fiscal Year 2000 and we may not ever return to profitability on an annual
-------------------------------------------------------------------------
basis.
-----

     We incurred a net loss of approximately $11.6 million in Fiscal Year 2001 and approximately $4.0 million in Fiscal Year 1999. For the year ended April 30, 2000, the only year in which we have been profitable, our net income was approximately $3.4 million. In the nine months ended January 31, 2002, our net loss was $2.9 million. In the future, as we develop new products, we expect research and development expenses to increase. In addition, if we are not able to accurately forecast the number of wafers we need, our operating expenses will increase. If these expenses increase and our revenues do not increase for any reason including the recent slowdown of the United States economy, we may not subsequently sustain profitability.


The recent economic slowdown and other economic conditions have reduced and may
-------------------------------------------------------------------------------
continue to reduce our revenues and to harm our business.
---------------------------------------------------------

     Since the third quarter of Fiscal Year 2001, our customers and distributors, primarily our PC video camera customers and distributors, have been impacted by significantly lower demand for camera related products, which forced them to unexpectedly reschedule or cancel orders for our products in recent quarters. As a result, our revenues and earnings were adversely affected. In February 2002, we announced projected revenues and earnings for the fourth quarter of Fiscal Year 2002. If demand for camera related products, in particular PC video cameras, does not recover in the fourth quarter of Fiscal Year 2002, or if we are unable to manage our operating expenses, we will not be able to meet these projections. In addition, the terrorist attacks of September 11, 2001, the subsequent military response by the United States and future events occurring in response to or in connection with the attacks have negatively impacted the economy in general. If our customers decide to delay their product orders or reduce their demand of our products as a result of any of these occurrences, our results of operations, revenues and financial condition would be adversely affected.


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


We do not have long-term commitments from our customers, and we allocate
------------------------------------------------------------------------
resources based on our estimates of customer demand, which could lead to excess
-------------------------------------------------------------------------------
inventory and lost revenue opportunities.
-----------------------------------------

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products which we may not be able to sell or we may have to sell our products to other customers for lower prices. As a result, we would have excess inventory, which would have an adverse impact on our results of operations.
For example, one customer, Creative, unexpectedly cancelled its purchase orders for one of our products in the second quarter of Fiscal Year 2001 which resulted in our shipping substantially fewer quantities to them in the third and fourth quarters of Fiscal Year 2001 and contributed to a higher than expected inventory position. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we may forego revenue opportunities, lose market share and damage our customer relationships.


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

     We do not have long term supply agreements with any of our foundries and instead secure manufacturing availability on a purchase order basis. These foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these foundries and TSMC or PSC may reallocate capacity to other customers, even during periods of high demand for our products. If any of our foundries were to become unable or unwilling to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult and could result in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to manufacturing services. We are also exposed to additional risks if we decide to transfer our production of semiconductors from one foundry to another. We may qualify additional foundries in the future which is a time consuming and difficult process that could result in unforeseen product or operation problems. If we do not qualify additional foundries, we may be exposed to increased risk of capacity shortages due to our complete dependence on our foundries.


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


We depend on a few key customers and distributors, and the loss of any of them
------------------------------------------------------------------------------
could significantly reduce our revenues.
----------------------------------------

     Historically, a relatively small number of customers and distributors has accounted for a significant portion of our product revenues.

     For the three months ended January 31, 2002, no single customer accounted for 10% or more of revenues. Our two largest distributors during the three months ended January 31, 2002 were World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for 22.7% of revenues, and SEC Development Co. Ltd., or SEC, headquartered in Hong Kong, which accounted for 11.6% of revenues. For the nine months ended January 31, 2002, one of our security camera manufacturer customers, X10 Wireless Technology, Inc., or X10, represented 27.8% of revenues, and World Peace accounted for approximately 15.6% of revenues. For the three months ended January 31, 2001, X10 represented approximately 21.5% of revenues and one of our cellular telephone manufacturer customers, Teksel Co., Ltd., Teksel, who distributes our products to Kyocera, accounted for approximately 20.9% of revenues. For the nine months ended January 31, 2001, one of our distributors, World Peace, represented approximately 17.6% of revenues and one of our camera manufacturer customers, Creative, accounted for approximately 17.4% of revenues.

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


We face foreign business, political and economic risks because a majority of
----------------------------------------------------------------------------
our products, and our customers' products are manufactured and sold outside of
------------------------------------------------------------------------------
the United States.
------------------

     A substantial portion of our business, in particular, the manufacturing, processing and assembly of our products, is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in Japan, Korea, Singapore and Taiwan. In addition, sales outside of the United States accounted for approximately 96.6% and 68.3% of our revenues for three and nine months ended January 31, 2002 and 70.0% and 85.6% of our revenues for three and nine months ended January 31, 2001. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to foreign risks, including:

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

     o longer payment cycles;

     o the adverse effects of tariffs, duties, price controls or other restrictions that impair trade; and

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


Our investment in a Chinese entity to conduct design and testing operations may
-------------------------------------------------------------------------------
not reduce our design and testing costs nor improve our gross margins and as a
------------------------------------------------------------------------------
result our earnings would be adversely affected.
------------------------------------------------

     In December 2000, we formed a subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this Chinese subsidiary is $12.0 million, of which $3.8 million was funded by us in Fiscal Year 2001, as required by Chinese law. We funded an additional $1.0 million during the nine months ended January 31, 2002. We are further obligated to fund the remaining $7.2 million of registered capital by December 2003. As of January 31, 2002, $3.2 million of the $4.8 million was paid for land use rights and to building contractors in partial payment for the construction of the facility, $1.2 million was deposited in a bank account in China and $0.4 million was expended for general purposes. The formation and operation of this Chinese subsidiary requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent or harm us from beginning operation of this Chinese subsidiary as well as using the funds outside of China.

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


Provisions in our charter documents and Delaware law, as well as our
--------------------------------------------------------------------
Stockholders Rights Plan, could prevent or delay a change in control of us and
------------------------------------------------------------------------------
may reduce the market price of our common stock.
------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


We rely on a continuous power supply to conduct our operations and any
----------------------------------------------------------------------
interruption of our power supply could disrupt our operations and increase our
------------------------------------------------------------------------------
expenses.
---------

     In the event of an acute power shortage in California, that is, when power reserves for the State of California fall below one and one-half percent, the State of California has in the past implemented, and may in the future implement, rolling blackouts throughout the state. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers or distributors may suffer as a result of any interruption in our power supply. If blackouts interrupt our ability to continue operations at our facilities, then our reputation could be damaged, our ability to retain existing customers could be harmed and we could fail to obtain new customers. These interruptions could also result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California state government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices skyrocketed. If wholesale energy prices increase in the future, our operating expenses will likely increase, as our U.S. facilities are located in California.


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

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against our company, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against us seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. We believe that we have meritorious defenses to this lawsuit and will defend this lawsuit vigorously.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits



    Exhibit
    Number                         Description
    ------    ---------------------------------------------------------------
    10.19     Non-exclusive Distributor Agreement  between the Registrant and
              SEC Development Co., Ltd., dated February 23, 2001.



   (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended January 31, 2002.

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


                                          OMNIVISION TECHNOLOGIES, INC.
                                          -----------------------------
                                                   (Registrant)


Dated: March 15, 2002

                                       By:         /s/ SHAW HONG
                                          ----------------------------------
                                                     Shaw Hong
                                Chief Executive Officer, President and Director
                                           (Principal Executive Officer)


Dated: March 15, 2002

                                       By:        /s/ H. GENE MCCOWN
                                          ----------------------------------
                                                    H. Gene McCown
                                  Vice President of Finance and Chief Financial
                                              Officer (Principal Financial
                                                 and Accounting Officer)