Form 10-K
period 2002-04-30
OMNIVISION TECHNOLOGIES INC
filed 2002-07-26
CIK 1106851

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

                                ---------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended April 30, 2002.

    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

         Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
            Title of each class                    on which registered
            -------------------                    -------------------
                  None                                    None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on July 19, 2002 as reported on the Nasdaq National Market, was approximately $274,635,891. Shares of Common Stock held by each executive officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of July 19, 2002, registrant had outstanding 22,498,279 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2002 Annual Meeting of Stockholders.

===============================================================================

                         OMNIVISION TECHNOLOGIES, INC.

                                   INDEX TO

                          ANNUAL REPORT ON FORM 10-K

                         FOR YEAR ENDED APRIL 30, 2002


                                                                           Page
                                                                           ----
                                    PART I

Item 1.  Business..........................................................  3
Item 2.  Properties........................................................ 15
Item 3.  Legal Proceedings................................................. 16
Item 4.  Submission of Matters to a Vote of Security Holders............... 16


                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
           Matters........................................................  17
Item 6.  Selected Financial Data..........................................  18
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  40
Item 8.  Financial Statements and Supplementary Data......................  41
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................  41


                                   PART III


Item 10. Directors and Executive Officers of the Registrant...............  42
Item 11. Executive Compensation...........................................  42
Item 12. Security Ownership of Certain Beneficial Owners and Management...  42
Item 13. Certain Relationships and Related Transactions...................  43

                                   PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.......................................................  44

Signatures................................................................  46


                                    PART I


ITEM 1. BUSINESS
------  --------

This Annual Report on Form 10-K, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Item 1, other than statements of historical fact, should be considered forward-looking statements, including, but not limited to, the statements relating to the statements regarding the timing of the marketability of emerging applications; the growth of the PC camera market; the growth of the number of pictures generated as different uses of imaging and video emerge; the increased ease of transferring images across PC systems and communication networks; opportunities for small, low power, low cost digital still cameras to be integrated directly into portable devices; the growth of the CMOS image sensor market and the time at which the CMOS image sensor market will surpass the CCD image sensor market; the role which new CMOS image sensors will play in moving video applications into many new mass markets; the suitability of multiple chip image sensors for many new mass market applications; the advantages derived by us and our customers from directly working together; our expectation of international sales continuing to account for a significant portion of our revenues; our continued investment of significant funds in research and development; our future success being dependent upon our ability to protect our intellectual property; our plan to vigorously defend ourselves in lawsuits regarding intellectual property; our continued evaluation of the benefits of migrating to a smaller circuit technology, using other color filter vendors and other packaging technologies and making our testing facilities available to third parties and the retention of future earnings and the payment of cash dividends. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled "Factors Affecting Future Results" in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operation and this section. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.


Overview
--------

     We were organized in 1995 as a California corporation and completed a reincorporation in Delaware in March 2000 prior to our initial public offering. We design, develop and market high performance, high quality and cost efficient semiconductor imaging devices for computing, communications, industrial, automotive and consumer electronics applications. Our main product, an image sensing device called a CameraChip(tm), is used to capture an image in cameras and camera related products in high-volume imaging applications such as personal computer cameras, digital still cameras, security and surveillance cameras, personal digital assistant cameras and mobile phone cameras and cameras for automobiles and toys for both still picture and live video applications. We have developed our CameraChips using the standard semiconductor manufacturing process used for approximately ninety percent of modern integrated circuits. This enables us to take advantage of the many benefits of high volume, mainstream semiconductor manufacturing such as low cost, high reliability, volume capacity and competitive lead times. In addition, unlike competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single CameraChip. This leads us to believe that we supply the most highly integrated, single chip image sensing device. Our highly integrated chip design offers competitive advantages that can allow our customers to design cameras that are lower in cost, smaller, lighter in weight, consume less power, are more reliable and more easily integrated with other circuits than cameras using multiple chip image sensors. Our CameraChips are currently used for the following applications:

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

     We assist our customers in developing new CameraChip specifications that are required for emerging applications. We believe that these applications will be marketable within the next three years. Examples of such applications include:

     o personal identification systems such as fingerprint scanners, retina scanners and face recognition systems;

     o medical imaging devices used for routine doctors' office examinations;

     o machine control systems such as bar code readers, production control systems and quality inspection systems;

     o automotive applications such as cameras that may replace rear and side view mirrors, provide inadvertent lane departure and blind-spot collision detection, air bag inflation sensors, rear-approach headlight auto-dimming sensors, accident recorders, driver monitors and maintenance inspection systems; and

     o videophones integrated in tabletop phones.

     We have shipped approximately 6.0 million CameraChips in the year ended April 30, 2002, or Fiscal Year 2002, as compared to approximately 6.5 million CameraChips in the year ended April 30, 2001, or Fiscal Year 2001. Our customers include industry leading original equipment manufacturers, or OEM, such as Alaris, Inc., or Alaris, Creative Technologies Ltd., or Creative, Teksel Co., Ltd., or Teksel, who distributes our products to Kyocera Corporation, or Kyocera, X10 Wireless Technology, Inc., or X10, and Viewquest Technologies, Inc., or Viewquest.

     Our objective is to be a leading supplier of CameraChips for camera manufacturers by:

     o focusing on capturing and expanding mass market applications;

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


Industry Background
-------------------

   Growth of Digital Video Imaging
   -------------------------------

     Multimedia technology and its uses have grown in the past decade. A significant driver of this growth in multimedia has been the growth of video technologies. Many large industries including the movie, television, publishing and computer industries depend directly on video technologies to create and deliver their products. Traditionally all video, still image and sound products were based on analog technologies. More recently, computer based video technology has been replacing traditional analog image and sound capture technologies, such as conventional cameras, film and tape recorders. This has begun to occur because digital technology offers enhanced quality, manipulation and storage capabilities that analog technologies lack. For example, a movie recorded and stored digitally can be easily edited and enhanced, can be easily searched and will not suffer degradation over time.

  The Internet and Miniaturization of Electronics Fuel Demand for Video Imaging
  -----------------------------------------------------------------------------

     Video and image capture on PCs was first used in videoconferencing applications. However, early videoconferencing applications were expensive, and suffered from poor image quality and inadequate network infrastructure. Video conferencing grew rapidly as image quality improved and cameras became more affordable. According to a study published by the Cahners In-Stat Group in July 2001, the market for PC cameras is predicted to grow from approximately 10.5 million units in 2000 to approximately 42.5 million units by 2005. As cameras became readily available on PCs, applications other than videoconferencing quickly followed. The introduction of the World Wide Web browser, with its hypertext and Uniform Resource Locator, or URL, address system, changed the Internet from a text based system to a multimedia driven network that features sound, pictures and live video clips. Fueled by the growth of the Internet as a method to publish, transport and store images, the number of pictures generated is expected to grow significantly as different uses of imaging and video continue to emerge. Today PC video cameras are used for capturing still pictures and live video clips used for web sites, video email, video greeting cards, web based photo exchanges, desktop publishing and interactive games. As network bandwidth continues to improve, transferring images across PC systems and communication networks will become even easier, further driving the demand for video and multimedia applications.

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

     The more recent digital still cameras use a live video image sensor to display a real time image on a miniature, built in display which serves as a viewfinder. Still images captured by the same image sensor and stored in the camera are transferred to a computer system for viewing, editing, transmitting and printing. When connected to the computer, digital still cameras can also function like PC video cameras. These devices have made a significant impact on the camera market by taking market share from film based cameras and are one of the fastest growing consumer electronic products.

   Advances in Image Sensor Technology
   -----------------------------------

     Image sensors are at the center of all electronic cameras. Image sensors capture an image through a lens and convert that image into electronic signals. Charged couple device, or CCD, technology has dominated the image sensor market for over 25 years. However, production is concentrated with relatively few, large, primarily vertically integrated manufacturers. According to the Cahners July 2001 study, the top six CCD image sensor manufacturers, Fuji Corporation, or Fuji, Matsushita Electric Industrial, or Matsushita, Nippon Electric Corporation or NEC, Sharp Corporation, or Sharp, Sony Corporation, or Sony, and Toshiba Corporation, or Toshiba, account for approximately 97.1% of total CCD image sensor production.

     A newer, easier to use semiconductor technology, complementary metal oxide semiconductor, or CMOS, has been adopted for most common integrated circuits. Although CMOS technology has been available for image sensor designs for over 20 years, until recently it has not been used in commercial products because of poorer image quality. Recent improvements in CMOS, including smaller size circuits, better current control, and a more stable fabrication process, have made it possible to design CMOS image sensors that provide high image quality and that have many advantages over CCD image sensors.

   Advantages of CMOS Over CCD Technology
   --------------------------------------

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

     In addition, since CCD technology is used only for image sensors, future improvements in the core technology and the fabrication process are concentrated among a few large, vertically integrated equipment manufactures. Such concentration tends to limit innovation and investments. Because of the advantages of CMOS technology as compared to CCD technology, CMOS image sensors are projected to constitute the majority of all image sensor units shipped by 2004 according to the Cahners July 2001 study. Again, according to that study, Cahners forecasts that CMOS's share of the image sensor market will grow from approximately 29.4% in 2000 to 76.8% in 2005. In particular, Cahners In-Stat Group predicts that in 2005, approximately 100.0% of the expected 42.5 million PC cameras will use CMOS image sensors. Cahners In-Stat Group also predicts that in 2005, CMOS technology will account for approximately 41.5% of the 41.0 million digital still cameras.

   Applications for CMOS Image Sensors
   -----------------------------------

     Based on discussions with current and potential customers, we anticipate that the newer CMOS image sensors will help move video applications into many new mass markets, particularly where low cost, low power consumption and small size are important. Some of these applications include:

     o a wide array of personal identification systems, including fingerprint scanners, retina scanners and face recognition systems that can be used for credit card and debit card authorization, opening a hotel door, entering a car or home, accessing a computer or online network, and any number of applications where a system needs to validate an individual's identity;

     o a wide array of medical instruments used for routine doctors' office examinations;

     o videophones integrated into tabletop phones;

     o automotive applications such as cameras that may replace rear and side view mirrors, sensors that provide inadvertent lane departure and blind spot collision detection, air bag inflation sensors, rear-approach headlight auto-dimming sensors, accident recorders, driver monitors and maintenance inspection systems; and

     o machine control applications, including bar code readers, production control systems and quality control monitors.

     However, we believe that multiple chip CMOS image sensors do not fully take advantage of the benefits enabled by CMOS technology. Image sensors that require more than one chip are more expensive, larger and heavier, consume more power, are less reliable and are more difficult to integrate with other electronic circuits. As a result, multiple chip image sensors may not be ideal for many new mass-market applications.


Our Solution
------------

     We design, develop and market our high performance, high quality and cost efficient CameraChips for computing, communications, industrial, automotive, and consumer electronics applications. We have developed our CameraChips using the standard CMOS manufacturing process used for approximately 90% of modern integrated circuits. Our proprietary circuit design integrates the image capture, the image processing function, the color processing and the conversion and output into a single chip. The result is a fully processed and formatted image or video stream capable of being easily utilized by industry standard digital or analog equipment. This allows integrators of our technology to focus on their specific image application without specialized development or specific expertise on image sensor functions.

     As a result, unlike competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all the camera functions into a single chip. Customers can use our highly integrated CameraChip to design camera products that are lower in cost, smaller in size, lighter in weight, consume less power and are more reliable and easier to integrate with other electronic circuits than cameras using the traditional CCD technology or multiple chip CMOS image sensors. Our CameraChips are used in conjunction with our interface chips or other manufacturers' adaptor chips to connect directly to a personal computer or to provide additional functions such as video and still image compression.

     Our CameraChips provide a number of benefits to our customers, including the following:

     o Lower Cost. The highly integrated design of our CameraChips allows our
       ----------
       customers to build cameras that are generally less expensive than ones using CCD technology. Our single chip technology also allows our customers to build cameras that generally are less expensive than cameras using multiple chip CMOS image sensors.

     o Lower Power Consumption. A device using our CameraChip can require as
       -----------------------
       little as one tenth of the power required for a CCD camera and half the power required for a multiple chip CMOS camera, making our solution more suitable for battery powered operation. In addition, CMOS CameraChips use a single voltage while CCD image sensors require three voltages. As a result of this simplicity, our customers can more easily and quickly design camera products.

     o Smaller Size. Our highly integrated chip design allows our customers to
       ------------
       develop cameras that are smaller in size and lighter in weight than cameras that use CCD or multiple chip CMOS image sensors. For portable applications, size and weight are critical factors in a consumer's buying decision. Additionally, devices using our CameraChips are generally more reliable because there are fewer parts to fail.

     o Streamlined Manufacturing and Production. Our CameraChips are well
       ----------------------------------------
       suited for large-scale production. Competing CCD image sensors must each be individually hand calibrated to match companion components to maximize the image quality due to the inconsistency of the image output. Our CameraChips provide consistent quality making streamlined manufacturing possible. Additionally, our CameraChips can be mounted onto a printed circuit board using automatic insertion equipment and can run through standard automatic re-flow soldering lines, whereas CCD image sensors must each be individually placed and soldered by hand.

     o Ease of Use. Our CameraChips are offered as part of a complete design
       -----------
       solution for many markets. As opposed to CCD and other CMOS image sensor manufacturers, we offer a complete solution for our customers which includes camera designs, optimized interface chips, and Windows(r) and Apple Computer iMac(r) software drivers to enable a plug and play connection of the camera to a personal computer.

     o Accelerated Time to Market. The highly integrated nature of our
       --------------------------
       CameraChips simplifies the design of cameras and allows our customers to shorten their product design time. We also help our customers accelerate their time to market by providing camera reference designs, engineering design review services and customer product evaluation testing and debugging services.


Products
--------

     We design, develop and market our high performance, high quality and cost efficient CMOS CameraChips for computing, communications, industrial, automotive and consumer electronics applications.

     We have developed proprietary designs for CameraChips that include the image capture, image processing circuitry, color processing and image formatting. Our products allow our customers to control the chip functions and thereby provide custom, proprietary features in their application software or hardware design so that they can offer unique products to end users. Our technology provides a platform for different products that allow our customers to choose the most appropriate features for their applications. These features include:


                               Product Features
-------------------------------------------------------------------------------
Complementary Metal Oxide
Semiconductor CameraChip       Black and white or color
                               Low resolution
Resolutions                    Medium resolution
                               High resolution
Output Signal                  Analog (for television)
                               Digital (for computers & other digital devices)
Operating Voltage              5 volt or 3 volt
Optical Lens Size              1/6, 1/5, 1/4, 1/3 or 1/2 inch format
Interface Chips                For connecting to computers & other devices
Software Drivers               Windows, Windows CE, Linux and Apple(tm)
                                 computer software drivers



     The following table summarizes our current CameraChip product offerings:



                             CMOS CameraChips
-------------------------------------------------------------------------------
       Product
  Black and    Color                                               Introduction
White Sensors Sensors Resolution        Output      Target Markets     Date
------------- ------- ---------- ------------------ --------------     ----
   OV5116             Low        NTSC or PAL for TV Security and
                                                      surveillance     2/01
                                                    Toys and games
   OV7410     OV7910  Medium     NTSC or PAL for TV Security and
                                                      surveillance
                                                    Close circuit      2/99
                                                      television
                                                    Toys and games
   OV6120     OV6620  Low        For computers      PC video cameras
                                                    Toys and games     4/99
                                                    Machine control
   OV6130     OV6630  Low        For computers      PC video cameras
                                                    Toys and games     2/00
                                                    Machine control
   OV6140     OV6640  Low        For computers      Mobile devices
                                                      (3.3 Volt)       7/01
                                                    PC video cameras
   OV7120     OV7620  Medium     For computers      PC video cameras
                                                    Digital still
                                                      cameras         10/99
                                                    Machine control
   OV7130     OV7630  Medium     For computers      Mobile devices
                                                      (3.3 Volt)
                                                    PC video cameras
                                                    Digital still      7/01
                                                      cameras
                                                    Machine control

   OV8110     OV8610  Medium     For computers      PC video cameras
                      High                          Digital still      2/01
                                                      cameras
                                                    Machine control
   OV9120     OV9620  High       For computers      PC video cameras
                                                    Digital still     10/01
                                                      cameras
                                                    Machine control


     We also provide companion chips used to interface our CameraChips to the universal serial bus, a connection which allows add-on devices to be connected to personal computers. These low cost, proprietary designed chips accept the live video output from our CameraChips, perform data compression and handle the bus protocol for transferring the image data to the personal computer. They also act as a master for passing programming information to and from our CameraChip.

     We also design, develop and license plug and play software drivers for Microsoft Windows and Apple Computer iMac system. These software drivers accept the image data being received from the universal serial bus, provide the data decompression if required and manage interface protocols with the camera. These drivers have been designed for speed and flexibility and allow easy customization of the user interface to represent the customer's brand to the end-user.


Customers
---------

     Our customers include industry leading camera manufacturers, contract manufacturers and distributors. During Fiscal Year 2002, we shipped approximately 6.0 million CameraChips as compared to approximately 6.5 million CameraChips during Fiscal Year 2001. The following table describes representative camera manufacturer customers who purchase our products for their own branded products and contract manufacturers who build products for a camera manufacturer. Also shown are representative distributors who purchase our products for resale.



            Customer            Product Family                 Markets
            --------            --------------                 -------
            Camera Manufacturer and Contract Manufacturer Customers
-------------------------------------------------------------------------------
Alaris, Inc.               Color digital CameraChips     Toys and games
                           Color analog CameraChips
COMedia Ltd.               Black and white analog        Security and
                             CameraChips                   surveillance
                           Color analog CameraChips
Concord Camera HK Limited  Color digital CameraChips     Digital still cameras
                                                         Cell phone accessory
Creative Technologies      Color digital CameraChips     PC video cameras
  Limited                  USB interface companion chips Digital still cameras
CRS Electronic Co.         Color analog CameraChips      Toys and games
Curitel Communications,
  Inc.                     Color digital CameraChips     Embedded cell phone
Mtek Vision Co., Ltd.      Color digital CameraChips     PC video cameras
                           USB interface companion chips
Olympus Optical Co., Ltd.  Color digital CameraChips     Security and
                           Color analog CameraChips        surveillance
                                                         PC video cameras
Philips Portuguosa, SA     Color digital CameraChips     PC video cameras
  Sector Industrial de     USB interface companion chips
  Ovar
Samsung Electro-Mechanics  Color digital CameraChips     PC video cameras
  Co., Ltd.                USB interface companion chips
Teksel Co. Ltd./Kyocera    Color digital CameraChips     Cell phone accessory
Viewquest Technologies,    Color digital CameraChips     PC video cameras
  Inc.                     USB interface companion chips
Welch Allyn Corporation    Black and white analog        Bar code readers
                             CameraChips
                           Color analog CameraChips
X10 Wireless Technology,   Color analog CameraChips      Security and
  Inc.                                                     surveillance

                                  Distributors
-------------------------------------------------------------------------------
SEC Development Co., Ltd.  Color digital CameraChips     PC video cameras
  (Hong Kong)              Black and white digital       Digital still cameras
                             CameraChips                 Security and
                           Color analog CameraChips        surveillance
                           USB interface companion chips General purpose
                                                           cameras
World Peace Industrial     Color digital CameraChips     PC video cameras
  (Taiwan)                 Black and white digital       Digital still cameras
                             CameraChips                 Security and
                           Color analog CameraChips        surveillance
                           USB interface companion chips General purpose
                                                           cameras


     In many cases, our camera manufacturer customers outsource manufacturing functions to third parties. In these cases we typically help these third party manufacturers bring the design to production. Once the production is ready, we sell our products to these third party manufacturers either directly or through distributors. For example, Samsung Electronics Manufacturing Company, or SEMCO, a major manufacturer in Korea, manufactures a personal digital assistant camera for Creative. In many cases these third party manufacturers may also introduce us to additional camera manufacturers with whom they have relationships.

     In Fiscal Year 2002, approximately 66% of our revenues were derived from camera manufacturers and their contract manufacturers. Our largest customer, X10, accounted for approximately 20% of our revenues. No other single camera manufacturer customer represented more than 10% of revenues.

     In Fiscal Year 2002, approximately 34% of our revenues were derived from distributors. The largest distributor was World Peace Industrial Co. Ltd., or World Peace, which represented approximately 15% of revenues. No other single distributor represented more than 10% of revenues. We have signed distribution agreements with most of our distributors, including World Peace.


Strategic Relationships
-----------------------

     We have established an informal strategic relationship with Taiwan Semiconductor Manufacturing Corp., or TSMC, both in Taiwan and in the United States. TSMC is one of our primary sources of wafer fabrication. This relationship includes joint engineering projects aimed at improving production yields, improving image quality and correlating final packaged chip testing and wafer level testing. We provide extensive, in depth technical expertise on CameraChip design issues, which has allowed TSMC to develop an image sensor production business. TSMC provides us with extensive, in depth technical expertise on variations of the CMOS semiconductor fabrication process which assists us in improving the design and production of our CameraChips. We are one of TSMC's largest customers for CMOS image sensors and in the past we have received preferential capacity scheduling.

     We have signed an agreement with Powerchip Semiconductor Corp., or PSC, as a second source for wafer fabrication. By working closely with PSC's engineers, we have been able to design new CameraChip products that take advantage of PSC's memory chip fabrication processes. PSC's fabrication process gives us a number of important improvements, including better current control for better image quality. In return, we have assisted PSC in image sensor fabrication.

     We have several informal strategic relationships with key customers in the development of new camera products incorporating our CameraChips. By working directly with key customers, we can help them take advantage of our CameraChips' capabilities and can inform them of new developments so they can market their products more quickly. By learning more about our customers' desires and requirements we are able to plan and prioritize our product development projects. Some of these key customers include Creative, for PC video cameras and digital still cameras, Alaris for cameras for toys, Viewquest for PC video cameras, Teksel/Kyocera for cameras for mobile telephones, Welch Allyn for cameras for bar code readers, and X10 for cameras for home entertainment and surveillance cameras.


Sales and Marketing
-------------------

     We sell our products through a direct sales force and indirectly through distributors and manufacturer's representatives. As of April 30, 2002, our sales and marketing organizations had a total of 36 employees. We also have 18 independent distributors and manufacturers' representatives, four of whom are domestic and 14 of whom are located outside the United States. We continuously evaluate whether to use a direct sales force or to utilize independent representatives in a particular region or for a given potential customer depending upon the scope of the potential sales opportunities. Sales outside of the United States represented 74% of revenues in Fiscal Year 2002, 84% of revenues in Fiscal Year 2001, and 78% of revenues for the fiscal year ended April 30, 2000, or Fiscal Year 2000. Sales outside of the United States are primarily denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. We expect that sales outside of the United States will continue to account for a significant portion of our revenues.

     In Fiscal Year 2002, we sold our CameraChips to camera manufacturers who market camera products under their own brand. We also sold CameraChips to large manufacturing companies that produce camera products for others to market under different brand names. Through our relationships, we have developed expertise in the design of cameras. We have used that expertise to assist our customers in developing their products which incorporate our CameraChips. We also have provided reference designs and engineering design review and engineering product evaluation testing and debugging services for our customers.

Technology
----------

     We have key technical competencies in analog signal processing design, mixed signal circuit design, advanced CMOS CameraChip design, automatic testing and single chip semiconductor design.

   Analog Circuit Design
   ---------------------

     We have in-house expertise to design sophisticated analog semiconductor circuits. This expertise is unique because most semiconductor design engineers today work in the area of digital circuit design. Our in-house expertise has allowed us to process the video data captured in the analog domain, which has many significant advantages over digital processing. Analog processing works directly on the original image signals without the loss of data typical with conversion to digital processing. Analog circuits require considerably less space which means we can design smaller chips with far less noise caused by heat or cross talk than digital circuits. The image processing circuits take approximately 20% to 30% of the space in our typical CameraChip design, leaving 70% to 80% for the image sensing array. Most CCD image sensors and other competitive CMOS image sensor products convert the image signal to digital as the very first step and then export the data to another chip for image processing and formatting. In our digital output product designs, conversion to a digital signal is the last step taken before the output step rather than the first. Analog processing is the key for integrating all the functions on a single chip thereby taking full advantage of the benefits of CMOS technology.

   Analog Output Designs
   ---------------------

     Our analog output CameraChips are designed to output a PAL or NTSC video signal that can be used directly by standard television equipment without any additional conversion technology. These CameraChips take advantage of the analog processing technology on our digital output chips. Prior to output, the signal is formatted specifically for industry-adopted television standards. There is no digital conversion on our analog output CameraChips. CCD image sensors and other competitive CMOS image sensor products that process their images in a digital format must convert their video signal to a standard television format in a separate chip in order to generate the same output, resulting in an increase in complexity, cost and space needed for a product design.

   Mixed Analog/Digital Circuit Design
   ----------------------------------

     We have developed extensive in house expertise in the technology of mixing analog and digital signals in the same semiconductor design without suffering the common problems of interference from noise caused by heat or crosstalk. We use digital circuits in our CameraChips to interface to the outside digital world. We have developed a method of programming the analog processing circuits which gives our customers extensive and flexible programming capability from digitally based microprocessors and micro controllers.


   Advanced CMOS CameraChip Design
   -------------------------------

     Our in house semiconductor design engineers are skilled in the design of high speed, low power and mixed analog/digital CMOS CameraChips. We use advanced design techniques to develop high speed, highly integrated semiconductors which can be fabricated using standard CMOS processes and which can be manufactured using conventional low cost packages.

   Automatic Testing
   -----------------

     Automatic testing methods and equipment designed for conventional CMOS devices are not sufficient for testing an image sensor. In addition to testing all the normal logic and electrical functions, an optical test must be performed on the image sensor. In our proprietary testing process, the CameraChip is turned on and captures a live image, which is subsequently analyzed for quality and color. Our in house expertise has allowed us to design automatic testing equipment, specifically for CMOS image sensors. Using low cost commercially available modules and components, we have designed and developed a complete microcomputer based testing system that has automatic handling capability, an image source, a lighting and lens system and automatic output sorting. This low cost system is programmable so that testing criteria and testing methodology can be easily changed and can be replicated to meet increased production requirements. The system produces detailed reports on test results that are used for feedback to our quality control and operations department.

   Single Chip Semiconductor Design
   --------------------------------

     Our expertise has allowed us to create single chip CMOS image sensing devices. Our single chip integrates the image capture, the image processing, the color processing and conversion and output for either television or computers.


Research and Development
------------------------

     The internal design of our CMOS CameraChips has been done in a modular fashion. The major functions, such as the image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand alone circuits that can rapidly be modified or used in new product developments. As a result, circuit improvements easily migrate to each new product, and the total development time and cost for new products is greatly reduced.

     We use a team approach to design new products, which includes a senior design engineer and additional engineers with specific design expertise. As of April 30, 2002, we had a total of 53 employees in research and development.

     We have invested, and expect that we will continue to invest, significant funds in research and development. Our research and development expenses were approximately $7.8 million in Fiscal Year 2002, $5.5 million in Fiscal Year 2001, and $3.7 million in Fiscal Year 2000.


Intellectual Property
---------------------

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secrets, as well as nondisclosure agreements and other methods to protect various aspects of our CameraChips such as the image capture and the image processing circuit. As of April 30, 2002, we have been issued 19 United States patents. We have also received 11 foreign patents. We have filed and pending 31 additional United States patent applications, of which two have been allowed. These patents and patent applications protect the single chip image sensor design, noise reduction and cancellation circuits, image enhancement, color processing, and applications technologies of our semiconductor CameraChips.

     From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business. It is possible that companies might pursue litigation with respect to any claims such companies purport to have against us. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, including treble damages if we are held to have willfully infringed, cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.


Manufacturing
-------------

   Wafer Fabrication
   -----------------

     Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing our manufacturing to semiconductor foundries, we are able to avoid the high cost of owning and operating a semiconductor wafer fabrication facility. This allows us to focus our resources on the design, development and marketing of our CameraChips.

     We outsource our wafer manufacturing to TSMC and PSC. Our CameraChips are currently fabricated using a standard process at 0.25, 0.40, 0.50 and 0.60 microns. We continue to evaluate the benefits and feasibility of migrating to a smaller circuit technology in order to reduce costs or to increase quality and performance.

     We have signed agreements with Samsung Electronics Co. Ltd., or Samsung, and CoAsia Microelectronics Corp., Samsung's sales agent, under which Samsung fabricates one of our interface chips on its standard fabrication line. Samsung not only fabricates the wafers, but also packages the chips and performs a final test, delivering a final product that can be shipped by CoAsia Microelectronics Corp. directly to our customers when required. We also purchase selected interface chips from Winbond Electronics Corp., or Winbond, for re-sale to our customers.

   Color Filter Application
   ------------------------

     A majority of our unit sales of CameraChips for Fiscal Year 2002 are color CameraChips. These require a color filter to be applied to the wafer before packaging. This color filter application uses a series of masks to place red, green and blue dyes on the individual picture elements in an industry standard Bayer pattern. As a final step, a micro lens is applied to each picture element. We outsource the application of our color filters to Toppan Printing Co., Ltd. in Japan and to TSMC in Taiwan.

   Assembly
   --------

     After wafer fabrication, and color filter application if required, the wafers are diced into chips, which are then assembled into packages. Our products are designed to use low cost standard packages that are widely in use for optical sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. In Fiscal Year 2002, we outsourced the majority of our packaging requirements to Alphatec Semiconductor Packaging Co., or Alphatec, in Thailand, Pan Pacific Semiconductor Co., Ltd., or PPSC, in Taiwan, and Kyocera in Japan. We continue to evaluate the benefits of using other vendors and other packaging technologies in order to further reduce costs or increase quality or performance.

   Testing
   -------

     High volume product testing is an important part of the production of CameraChips and is a substantial barrier to entry for many companies. Production testing equipment designed for conventional CMOS devices is not sufficient for testing image sensors because an optical image must be captured and checked in addition to checking the normal logic and electrical functions. The few commercially available image sensor testers are expensive and do not meet our high standards.

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

     Our policy is to do a complete optical test of all our CameraChips. Currently, substantially all of our testing is done on our testing machines installed at our headquarters facility in Sunnyvale, California, although a very small amount of testing for a few older products is done by hand by a third party. We continue to evaluate the benefits of making our testing machines available to outside vendors who could perform our testing in order to reduce costs.

     We use the reports from our testing machines to monitor the cause of any failure in order to place responsibility with the appropriate vendor, i.e. wafer fabrication, color filter application or packaging and to assist with corrective actions. Since CameraChips are optical products, the exposure to impurities is a major concern during the color filter application and packaging process. We use test data to establish yield goals at each step of the manufacturing process and to take appropriate remedial action.

   Quality Assurance
   -----------------

     We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in depth circuit simulation before being committed to silicon. Test wafers are fabricated and test chips are packaged and live tested before a new product is committed to production. Initial production runs are kept at a minimum until sufficient products have completed the entire manufacturing and testing process and are delivered to and approved by customers. Full production runs are committed at that time.

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


Competition
-----------

     We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. We believe that the principal factors affecting competition in our markets are time to market, quality, total system design cost, availability of foundry capacity, customer support and supplier reputation. Our primary competition comes from CCD image sensor manufacturers and multi-chip CMOS image sensor manufacturers:

     o CCD Image Sensor Manufacturers. Image sensor manufacturers using CCD technology include a number of well-established companies, particularly vertically integrated camcorder and high-resolution digital still camera manufacturers. Our main competition comes from the top six companies that collectively account for approximately 97.1% of the total CCD image sensor market, according to the Cahners In-Stat Group. These six companies are Fuji, Matsushita, NEC, Sharp, Sony, and Toshiba.

     o Multiple-chip CMOS Image Sensor Manufacturers. Image sensor manufacturers using CMOS technology include a number of well established companies such as Agilent Technologies, Inc., ST Microelectronics, Conexant Systems, Inc., Hyundai Electronics Industries Co. Ltd., Mitsubishi Electronic, Motorola, Inc., and Toshiba Corporation. In addition, we compete with a large number of smaller CMOS manufacturers including Zoran Corporation, or Zoran, and IC Media Corporation.

     Our competitors include many large domestic and international companies that have greater access to advanced wafer foundry capacity, substantially greater financial, technical, marketing, distribution and other resources, broader product lines, access to large customer bases and longer standing relationships with suppliers and customers than we do.


Backlog
-------

     Sales are generally made pursuant to standard purchase orders. Our backlog includes only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. As of April 30, 2002 and 2001, our backlog was approximately $11.7 million and $8.3 million, respectively. Although our backlog is typically filled within two to four quarters, our current backlog is subject to changes in delivery schedules and backlog may not necessarily be an indication of future revenue.


Employees
---------

     As of April 30, 2002 we had a total of 119 full-time employees, 94 located at our headquarters in Sunnyvale, California and 25 in foreign sales support offices located in Taiwan, China, Republic of South Korea and Japan. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth, as of April 30, 2002, certain information concerning our executive officers and directors:


                 Name              Age                 Position
---------------------------------  ---  ---------------------------------------
Shaw Hong........................  64   Chief Executive Officer, President and
                                          Director
Qi Dong..........................  36   Vice President of Systems
Xinping He.......................  38   Vice President of Core Technologies
John A. Lynch....................  37   Vice President of Sales and Marketing
H. Gene McCown...................  66   Vice President of Finance and Chief
                                          Financial Officer
Robert J. Stroh..................  62   Vice President of Strategic Marketing
                                          and Business Development
Raymond Wu.......................  47   Executive Vice President and Director



     Shaw Hong, one of our cofounders, has served as one of our directors and
     ---------
as our Chief Executive Officer and President since May 1995. Mr. Hong holds a B.S. degree in Electrical Engineering from Jiao Tong University in China and an M.S. degree in Electrical Engineering from Oregon State University.

     Qi Dong has served as our Vice President of Systems since May 2000. From
     -------
July 1998 to May 2000, Mr. Dong served as a Design Manager in our Core Technologies Group. Mr. Dong joined our company in February 1996 and served as a Senior Design Engineer until his promotion in July 1998. Mr. Dong holds a B.S. degree and an M.S. degree in Electrical Engineering from Tsinghua University in Beijing.

     Xinping He has served as our Vice President of Core Technologies since May
     ----------
2000. From July 1998 to May 2000, Mr. He served as a Design Manager in our Core Technologies Group. Mr. He joined our company in June 1995 and served as a Senior Design Engineer until his promotion in July 1998. Mr. He holds a B.S. degree and an M.S. degree in Electrical Engineering from Tsinghua University in Beijing.

     John A. Lynch has served as our Vice President of Sales and Marketing
     -------------
since August 2001. From May 2000 to August 2001, Mr. Lynch served as Vice President of Sales of SCM Microsystems Inc., a technology company providing chips and products to the digital camera, digital TV and video editing markets. From April 1995 to May 2000, Mr. Lynch served in various sales and marketing management positions at SCM Microsystems Inc. Mr. Lynch attended Brigham Young University where he majored in International Relations.

     H. Gene McCown has served as our Vice President of Finance and Chief
     --------------
Financial Officer since July 1999. From July 1998 to January 1999, Mr. McCown served as Vice President of Finance and Chief Financial Officer of Innovative Robotic Solutions, Inc., a manufacturer of semiconductor equipment. From July 1991 to July 1998, Mr. McCown served as Vice President of Finance and Chief Financial Officer of Chrontel, Inc., a semiconductor manufacturer. Mr. McCown holds a B.S. degree in Accounting from San Jose State University.

     Robert J. Stroh has served as our Vice President of Strategic Marketing
     ---------------
and Business Development since November 2000. From June 1998 to November 2000, Mr. Stroh served as our Vice President of Sales and Marketing. From January 1997 to June 1998, Mr. Stroh served as our Director of Marketing and Sales. Mr. Stroh holds an M.B.A. degree from Indiana University and a B.S. degree in Business from Pennsylvania State University.

     Raymond Wu, one of our cofounders, has served as one of our directors
     ----------
since May 1995 and as our Executive Vice President since October of 1999. From July 1998 to October 1999, Mr. Wu served as our Vice President of Business Development. From May 1995 to July 1998, Mr. Wu was the head of our Sales department and our Engineering department. Mr. Wu received a B.S. degree in Electrical Engineering from Chung-Yuan University in Taiwan and an M.S. degree in Electrical Engineering from Wayne State University.


ITEM 2.  PROPERTIES

     Our headquarters, including our principal engineering, administrative, marketing and testing facilities, are located in approximately 21,280 square feet of space we have leased in Sunnyvale, California under a lease expiring April 30, 2003.

     In December 2001, our subsidiary in Shanghai entered into an agreement to lease 41,564 square meters of space in Shanghai, People's Republic of China which will be used for product design and testing. This agreement expires in December 2051.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     In March 2000, we received a letter from Koninklijke Philips N.V., or Philips, in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. Although we do not believe any of our products infringe any Philips patent, we have discussed possible royalty or licensing arrangements as a means of business resolution. In the meantime, we have completed implementation of a new serial bus system for our products.

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against our company, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against us was amended in April 2002, and seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. We believe that we have meritorious defenses to this lawsuit and will defend this lawsuit vigorously.

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


Period Ended July 19, 2002                                 High        Low
--------------------------                                 ----        ---
   First Quarter (through July 19, 2002)...............  $ 14.290   $ 10.000

Fiscal Year Ended April 30, 2002                           High        Low
--------------------------------                           ----        ---
   Fourth Quarter......................................  $ 13.500   $  6.180
   Third Quarter.......................................  $ 12.200   $  3.360
   Second Quarter......................................  $  5.000   $  2.530
   First Quarter.......................................  $  6.200   $  3.480

Fiscal Year Ended April 30, 2001                           High        Low
--------------------------------                           ----        ---
   Fourth Quarter......................................  $  5.781   $  2.370
   Third Quarter.......................................  $ 35.000   $  2.938
   Second Quarter......................................  $ 47.250   $ 23.141
   First Quarter (from July 14, 2000)..................  $ 40.438   $ 22.750


     The reported last sale price of our Common Stock on the Nasdaq National Market on July 19, 2002 was $12.31. The approximate number of holders of record of the shares of our Common Stock was 109 as of July 19, 2002. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our Common Stock as of July 19, 2002 was approximately 3,000.

     We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

ITEM 6:  SELECTED FINANCIAL DATA


                                            Year Ended April 30,
                          -----------------------------------------------------
                                2002      2001       2000      1999     1998
                                ----      ----       ----      ----     ----
                                   (in thousands, except per share data)
Statement of Operations Data:

Revenues......................$ 46,518  $ 53,707   $ 40,253  $  5,243 $  1,476
Cost of revenues (1)(2).......  25,983    54,696     28,191     4,085    2,652
                              --------  --------   --------  -------- --------
Gross profit (loss)...........  20,535      (989)    12,062     1,158   (1,176)
                              --------  --------   --------  -------- --------
Operating expenses:
  Research and development(2).   7,754     5,539      3,702     3,290    3,440
  Selling, general and
    administrative(2).........  11,505     6,703      3,243     1,853    1,323
  Stock compensation charge(2)     527     1,018      1,552       459      206
  Litigation settlement.......   3,500        --         --        --       --
                              --------  --------   --------  -------- --------
Total operating expenses......  23,286    13,260      8,497     5,602    4,969
                              --------  --------   --------  -------- --------
Income (loss) from operations.  (2,751)  (14,249)     3,565    (4,444)  (6,145)

Interest income (expense), net   1,477     2,692        174       396      106
                              --------  --------   --------  -------- --------
Income (loss) before income
  taxes.......................  (1,274)  (11,557)     3,739    (4,048)  (6,039)
Provision for income taxes....      --        --        300        --       --
                              --------  --------   --------  -------- --------
Net income (loss).............$ (1,274) $(11,557)  $  3,439  $ (4,048)$ (6,039)
                              ========  ========   ========  ======== ========
Net income (loss) per share:
  Basic.......................$  (0.06) $  (0.67)  $   1.15  $  (5.59)$ (12.71)
                              ========  ========   ========  ======== ========
  Diluted.....................$  (0.06) $  (0.67)  $   0.21  $  (5.59)$ (12.71)
                              ========  ========   ========  ======== ========

Shares used in computing per
  share amounts:
  Basic.......................  21,862    17,134      2,985       724      475
                              ========  ========   ========  ======== ========
  Diluted.....................  21,862    17,134     16,399       724      475
                              ========  ========   ========  ======== ========

                                                  April 30,
                              -------------------------------------------------
                                2002      2001       2000      1999      1998
                                ----      ----       ----      ----      ----
                                               (in thousands)
Balance Sheet Data:
Cash and cash equivalents.... $ 55,803  $ 51,053   $ 5,888  $   5,374 $  2,686
Working capital..............   65,067    66,903    11,667      6,819    2,343
Total assets.................   82,341    78,647    26,298     10,536    3,721
Total current liabilities....   10,822     7,371    12,529      2,632      633
Total redeemable convertible
  preferred stock............       --        --    21,082     21,082   12,745
Accumulated deficit..........  (23,493)  (22,219)  (10,662)   (14,101) (10,053)
Total stockholders' equity
  (deficit).................. $ 71,519  $ 71,276   $(7,313) $ (13,178)$ (9,658)

---------------------------

  (1) Includes inventory write-off of $18,652 in the fiscal year ended April 30, 2001 and a related benefit of $4,966 in the fiscal year ended April 30, 2002.

  (2) Stock-based compensation charges included in:

                                            Year Ended April 30,
                          -----------------------------------------------------
                                2002      2001       2000      1999      1998
                                ----      ----       ----      ----      ----
Cost of revenues............. $     25  $     59   $    310  $     86 $     42
                              ========  ========   ========  ======== ========
Operating expenses:
  Research and development... $    232  $    618   $    997  $    278 $    134
  Selling, general and
    administrative...........      295       400        555       155       75
                              --------  --------   --------  -------- --------
                              $    527  $  1,018   $  1,552  $    433 $    209
                              ========  ========   ========  ======== ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Annual Report on Form 10-K, including the information incorporated by reference herein, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act) and
Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act). All of the statements contained in this Item 7 and Item 7A, other than statements of historical fact, should be considered forward-looking statements, including but not limited to, the statements relating to the development of new products in new and existing markets, the expansion of the range of picture resolutions offered in our products, the development of new products which require only three volts for portable applications, the improvement of image quality, the integration of additional functions and the continued improvement to the interface chip in the second paragraph under "Overview;" the statements under "Overview;" the statements relating to the generation of revenues from five-volt and three-volt products in 2002 in the third paragraph under "Overview;" the statements relating to technology leadership and increase in research and development expenses in the seventh paragraph under "Overview;" the statements regarding the administrative, legal and governmental barriers in China in the last paragraph under "Overview;" the statements regarding the expected increases of research and development costs under "Research and Development;" the statements regarding potential decreases in selling, general and administrative expenses under "Selling, General and Administrative;" the statements regarding the amortization of compensation charges under "Stock Compensation Charge;" the statements regarding cash resources available to meet capital requirements, the statements regarding the factors affecting future capital requirements, the raising and availability of additional funds and the factors affecting capital requirements in the sixth paragraph under "Liquidity and Capital Resources;" the statements regarding evaluation of acquisitions in the seventh paragraph under "Liquidity and Capital Resources;" the statements regarding the effect of and exposure to foreign currency exchange rate risk under "Foreign Currency Exchange Risk;" and the effect of and exposure to market interest rate risk under "Quantitative and Qualitative Discussion of Market Interest Rate Risk." There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled "Factors Affecting Future Results" in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations and in this section. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview
--------

     We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called a CameraChip(tm), is used to capture an image in cameras and camera related products in high-volume imaging applications such as personal computer cameras, digital still cameras, security and surveillance cameras, personal digital assistant cameras and mobile phone cameras and cameras for automobiles and toys for both still picture and live video applications. Our CameraChips are designed to use the CMOS fabrication process. Our single chip image sensors can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional CCD technology, or multiple chip CMOS image sensors. Unlike competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. This leads us to believe that we supply one of the most highly integrated single chip CMOS image sensor solutions.

     Image sensors are characterized by several important attributes such as picture resolution, color, lens size, voltage requirements and type of video output. We intend to continue developing new CameraChips aimed at new and existing markets. We plan to expand the range of picture resolutions we offer, provide additional CameraChips that require only three volts for portable applications and further improve image quality and integrate additional functions into our image sensor. In addition, we developed and market an interface chip that connects a camera to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

the universal serial bus on personal computers, and we plan to continue to make improvements to that product as well.

     Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and higher resolution and higher quality image sensors in 1998 and 1999. For Fiscal Years 2002, 2001 and 2000, the majority of our revenues were generated from sales of our five-volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that a significant portion of our revenues in fiscal year ending April 30, 2003, or Fiscal Year 2003, will be generated from our five-volt color image sensors, which are used primarily in affordable and easy to use personal computer cameras, and increasingly from 3.2 volt color image sensors which are used in both personal computer cameras and cellular phone accessories.

     We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers' representatives. Our image sensors are sold to camera manufacturers who market camera products under their own brand. We also sell to large manufacturing companies that produce camera products for others to market under different brand names.

     We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to TSMC and PSC. A majority of our unit sales of CameraChips for the Fiscal Year 2002 were color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan and TSMC. We outsource the packaging of our image sensors to Kyocera, PPSC and Alphatec. Outside testing services do not offer suitable tests for the key parameter of product performance and image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in-house. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

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

     Sales of our CameraChips are subject to seasonality. Some of the products using our CameraChips such as personal computer video cameras and digital still cameras are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased consumer sales in November and December due to the holidays. As a result, product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of the calendar year. In addition, we typically experience a decrease in orders in the quarter ended January 31 from our Chinese and Taiwanese customers primarily due to the Chinese New Year.

     We intend to maintain our technology leadership by continuing to develop our core technology through our in house research and development efforts. As a result, we expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products during Fiscal Year 2003.

     In December 2000, we formed a subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this company is $12.0 million, of which $3.8 million was funded by us in the fiscal year ended April 30, 2001, as required by Chinese law. We funded an additional $3.7 million during Fiscal Year 2002. We are further obligated to fund the remaining $4.5 million of registered capital by December 2003. As of April 30, 2002, $4.4 million of the $7.5 million funded to date was paid for land use rights and to building contractors in partial payment for the construction of the facility, $2.5 million was deposited in a bank account in China and $0.6 million was expended for general purposes. The formation and operation of our subsidiary in China requires a large initial capital investment. Also there may be significant administrative, legal and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

governmental barriers in China, which may prevent our ability to begin operation of the subsidiary and prevent us from using the funds outside of China.


Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K. Our estimates are guided by observing the following critical accounting policies:

     We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     o revenue recognition,
     o allowance for doubtful accounts and sales return reserve,
     o inventory valuation,
     o valuation of long-lived assets,
     o accounting for income taxes, and
     o litigation and contingencies.

   Revenue Recognition
   -------------------

     We generate our revenue by selling our products to original equipment manufacturers, or OEMs, and distributors. We recognize revenue upon the shipment of our products to our customer provided that we have received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is considered probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. For certain shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product. We provide for future returns based on historical experiences at the time revenue is recognized.

     In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection is not reasonably assured, we defer the recognition of revenue at the time until collection becomes reasonably assured, which is generally upon receipt of cash.

   Allowance For Doubtful Accounts and Sales Return Reserve
   --------------------------------------------------------

     Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment upon transfer of risk of loss. On an on-going basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in the accounts receivable aging and provide reserves for doubtful accounts and estimated sales returns. Customer credit-worthiness and economic conditions may change and increase the risk of collectibility and potential sales returns and may require additional provisions, which would negatively impact our operating results. As of April 30, 2002, our allowance for doubtful accounts represented approximately 5.5% of total accounts receivable and our sales return reserve represented approximately 6.2% of total accounts receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

   Inventory Valuation
   -------------------

     The semiconductor manufacturing industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Inventories are stated at the lower of cost, determined on first-in, first-out, or FIFO, basis, or market. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand and production requirements for the next six months. These reserves are associated with specific inventory items and will be relieved when specific inventory is scrapped or sold. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. In Fiscal Year 2001, as a result of unfavorable economic conditions in the PC cameras market, the demand for certain color CameraChips did not meet our expectations. Therefore, we recorded an $18.7 million charge for excess inventories in Fiscal Year 2001.

   Valuation of Long-lived assets
   ------------------------------

     We evaluate the recoverability of our long-lived assets under Statement of Financial Accounting Standards, or SFAS, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", or SFAS No. 121. SFAS No. 121 requires us to review for impairment of our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Impairment evaluations involve management estimates of asset useful lives and future cash flows. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. To date, no impairment loss has been recognized.

     We assess the impairment in value to our long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o significant negative industry trends,
     o significant underutilization of the assets, and
     o significant changes in how we use the assets or our plans for their use.

     On May 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective. This standard supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Our adoption is not expected to have a material effect on our consolidated financial statements.

   Accounting for Income Taxes
   ---------------------------

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $6.0 million and $6.3 million at April 30, 2002 and 2001, respectively.

  Litigation and Contingencies
  ----------------------------

     From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop corresponding technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. These disputes may result in costly and time consuming litigation or the license of additional elements of our intellectual property for free.

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


                                                   Year Ended April 30,
                                            ----------------------------------
                                                 2002       2001       2000
                                                 ----       ----       ----
Statement of Operations Data as a Percentage
  of Revenues:
Revenues....................................... 100.0%      100.0%      100.0%
  Cost of revenues.............................  55.9       101.8        70.0
  Gross profit (loss)..........................  44.1        (1.8)       30.0
Operating expenses:
  Research and development.....................  16.7        10.3         9.2
  Selling, general and administrative..........  24.7        12.5         8.1
  Stock compensation charge....................   1.1         1.9         3.9
  Litigation settlement........................   7.5          --          --
                                               ------      ------      ------
    Total operating expenses...................  50.0        24.7        21.2
                                               ------      ------      ------
Income (loss) from operations..................  (5.9)      (26.5)        8.8
Interest income, net...........................   3.2         5.0         0.4
                                               ------      ------      ------
Income (loss) before income taxes..............  (2.7)      (21.5)        9.2
Provision for income taxes.....................    --          --         0.7
                                               ------      ------      ------
Net income (loss)..............................  (2.7)%     (21.5)%       8.5%
                                               ======      ======      ======


Results of Operations for the Fiscal Years Ended April 30, 2002, 2001 and 2000
------------------------------------------------------------------------------

     Revenues. We derive revenues from the sale of our CameraChip products and
     --------
other companion circuits for use in a variety of applications. Revenues for Fiscal Years 2002, 2001 and 2000 were approximately $46.5 million, $53.7 million and $40.3 million, respectively. Revenues decreased $7.2 million, or 13%, from Fiscal Year 2001 to Fiscal Year 2002. From Fiscal Year 2001 to Fiscal Year 2002, revenues from PC camera sales declined by an estimated $16.2 million as a result of a decrease in the number of PC camera units sold due in large part to the customer inventory build-up that occurred in the October through November 2000 time frame. The effect of this decline was partially offset by an estimated $5.3 million increase in security camera revenues and by an estimated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

$4.9 million increase in digital still camera revenues. Revenues increased $13.4 million, or 33%, from Fiscal Year 2000 to Fiscal Year 2001 primarily as a result of greater demand for PC cameras and security and surveillance cameras. Domestic and international revenues for Fiscal Year 2002 were $11.9 million and $34.6 million, respectively, as compared to $8.4 million and $45.3 million, respectively, for Fiscal Year 2001 and $8.7 million and $31.6 million, respectively, for Fiscal Year 2000. For Fiscal Year 2002, one of our distributors, World Peace, represented approximately 15% of revenues and one of our camera manufacturer customers, X10, accounted for approximately 20% of revenues. For Fiscal Year 2001, World Peace represented approximately 17% of revenues and one of our camera manufacturer customers, Creative, accounted for approximately 14% of revenues. For Fiscal Year 2000, World Peace represented approximately 30% of total revenues and two of our camera manufacturer customers, Creative and Alaris, accounted for approximately 18% and 11% of total revenues, respectively. No other distributor or camera manufacturer customer accounted for 10% or more of total revenues in Fiscal Years 2002, 2001 and 2000.

     Gross profit (loss). Gross margins for Fiscal Years 2002, 2001 and 2000
     -------------------
were 44.1%, (1.8)% and 30.0%, respectively. Gross margins during Fiscal Year 2002 included an approximately $5.0 million one-time benefit from the sale of inventory that was previously written off in Fiscal Year 2001. During Fiscal Year 2001, we recognized an $18.7 million charge for excess inventory. Excluding the benefit of previously written-off inventory, the adjusted gross margin for Fiscal Year 2002 was 40.8% of revenues as compared to adjusted gross margin of 32.9% and 30.0% of revenues in Fiscal Years 2001 and 2000, respectively. The increase in gross margins on an adjusted basis for Fiscal Year 2002 was due to favorable changes in product mix and yield improvements on certain products. The decrease in gross margins from Fiscal Year 2000 to Fiscal Year 2001 was primarily due to an $18.7 million charge for excess inventory that we recognized in Fiscal Year 2001. The increase in gross margins on an adjusted basis from Fiscal Year 2000 to Fiscal Year 2001 was due to modest yield improvements resulting from higher capacity utilization and favorable changes in product mix.

     Research and development. Research and development expenses consist
     ------------------------
primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software. Research and development expenses for Fiscal Years 2002, 2001 and 2000 were approximately $7.8 million, $5.5 million and $3.7 million, respectively. For Fiscal Years 2002, 2001 and 2000, research and development expenses represented 16.7%, 10.3% and 9.2% of revenues, respectively. Research and development expenses increased on an absolute dollar and percentage of revenue basis due primarily to lower revenue levels on a year-to-year basis and increases in salaries, payroll-related expenses associated with additional personnel, and contracted costs associated with new product development. Our research and development expenses for Fiscal Year 2001 increased at a rate proportionately greater than revenues. Research and development expenses increased for Fiscal Year 2001 due to increases in salaries and payroll-related expenses associated with additional personnel, contracted costs associated with new product development, software installation and expenses related to the application for new patents. Research and development expenses may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of CameraChips.

     	Selling, general and administrative. Selling, general and administrative
      -----------------------------------
expenses consist primarily of compensation and personnel related expenses and commissions paid to distributors and manufacturers' representatives. Selling, general and administrative expenses were $11.5 million, $6.7 million and $3.2 million for Fiscal Years 2002, 2001 and 2000, respectively. For Fiscal Years 2000, 2001 and 2002, selling, general and administrative expenses represented 24.7%, 12.5% and 8.1% of revenues, respectively. The increase in selling, general and administrative expenses in Fiscal Year 2002 was due principally to approximately $2.1 million in increased litigation expenses associated with patent litigation, an increase of $1.0 million in salaries and payroll related expenses associated with additional personnel, and an increase of $0.7 million associated with sales activities in Asia. Our selling, general and administrative expenses increased on an absolute dollar basis in Fiscal Year 2001 by approximately $3.5 million due to an increase in salaries and payroll related expenses associated with additional personnel, an increase in commissions paid to distributors and manufacturers' representatives, and increased legal expenses associated with legal actions resulting from infringement claims by Photobit Corporation, or Photobit, and the California Institute of Technology, or Cal Tech and accounting costs associated with business development and operations. The increase in selling, general and administrative expenses as a percentage of revenues for Fiscal Year 2001 resulted from expenses that increased at a rate greater than the rate of increase in revenues. As a result of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

our recent settlement of certain intellectual property claims, we expect that our future selling, general and administrative expenses may decrease in absolute dollars and are likely to decrease as a percentage of revenues.

     Stock compensation charge. We incurred stock compensation charges of
     -------------------------
approximately $0.5 million, $1.1 million and $1.9 million for Fiscal Years 2002, 2001 and 2000, respectively. As of April 30, 2002, deferred compensation totaled approximately $5.2 million and represents the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options to purchase our common stock on the date of grant, is amortized on an accelerated basis as the options vest. Deferred compensation charges of $0.5 million as of April 30, 2002 are to be amortized on an accelerated basis over the vesting period of the stock options of generally five years.

     Stock option exchange program. On November 1, 2001, we announced a
     -----------------------------
voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted on June 5, 2002. The exchange program was not available to our executives, directors or any of our employees who live or work outside the United States. These elections were required to be made by December 3, 2001.
On June 5, 2002, we issued options to purchase 46,400 shares of common stock at an exercise price equal to the closing price of our common stock on June 4, 2002. We did not record any compensation expenses associated with this exchange program.

     Litigation settlement. Litigation settlement expense for Fiscal Year 2002
     ---------------------
amounted to $3.5 million. The litigation settlement expense for Fiscal Year 2002 was due to a one-time payment of $3.5 million to Photobit, to settle all pending litigation that we had with Photobit and CalTech. As a percentage of revenues, litigation settlement expenses for Fiscal Year 2002, 2001 and 2000 represented 7.5%, zero and zero, respectively.

     Interest income, net. Interest income, net for Fiscal Years 2002 and 2001
     --------------------
was approximately $1.5 million and $2.7 million, respectively. Interest income and interest expense, net, decreased from Fiscal Year 2001 to Fiscal Year 2002 primarily due to a decline in interest rates. These funds are invested in interest-bearing accounts consisting primarily of high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Interest income, net for Fiscal Year 2000 was minor because our cash balances were minor prior to our initial public offering of common stock in July 2000.

     Provision for income taxes. We generated losses before income taxes in
     --------------------------
Fiscal Years 2002 and 2001 and therefore had no provision for income taxes in those periods. We generated approximately $3.7 million in operating profits for the Fiscal Year 2000 and had a provision for income taxes amounting to $300,000 after taking into consideration the utilization of the prior years' net operating loss carryforwards and credits.

Recent Accounting Pronouncements
--------------------------------

     On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved its Statement of Financial Accounting Standards, or SFAS, No. 141, or SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests, or pooling, method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

     SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, or APB, Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. Adoption of SFAS No. 142 will result in ceasing amortization of goodwill. We will adopt SFAS No. 142 effective May 1, 2002. We do not expect the adoption of SFAS No. 142 to have any material effect on our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." It establishes a single accounting method, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We are currently assessing, but have not yet determined, the impact of SFAS 144 on our consolidated financial position and results of operations.

     We do not expect the adoption of these standards to have a material effect on our consolidated financial statements.


Liquidity and Capital Resources
-------------------------------

     Since inception, we have financed our growth principally through sales of common stock and private sales of equity securities, totaling approximately $90.8 million. Principal sources of liquidity at April 30, 2002 consisted of cash, cash equivalents and short-term investments of $57.8 million.

     Our working capital decreased by $1.8 million to $65.1 million as of April 30, 2002 from $66.9 million as of April 30, 2001. The decrease primarily was attributable to an $8.2 million decrease in inventories due principally to an improvement in inventory turnover and a reduction in inventory levels consistent with the decline in revenues from Fiscal Year 2001 to Fiscal Year 2002 partially offset by a $5.5 million increase in accounts receivable, net. Our decreased working capital was also attributable to a $2.1 million increase in accrued expenses and other liabilities, combined with a $1.6 million increase in accounts payable and a $1.0 million decrease in short-term investments.

     For Fiscal Year 2002, cash provided by operating activities was approximately $4.7 million as compared to our use of cash for operating activities of $17.2 million in Fiscal Year 2001, primarily due to an $8.2 million reduction in inventories, a $1.6 million increase in accounts payable and a $1.2 million increase in accrued expenses and other liabilities, which was partially offset by a net loss of $1.3 million for Fiscal Year 2002 as compared to a net loss of $11.6 million for Fiscal Year 2001, and a $6.2 million increase in accounts receivable. For Fiscal Year 2001, our use of cash for operating activities was approximately $17.2 million from cash provided of $1.5 million in Fiscal Year 2000, primarily due to a net loss of $11.6 million in Fiscal Year 2001 as compared to net income of $3.4 million for Fiscal Year 2000, a $5.7 million decrease in accounts payable and a $2.8 million increase in refundable and deferred income taxes partially offset by a $1.0 million decrease in accounts receivable combined with a $0.4 million increase in accrued expenses and other liabilities and a net $66,000 decrease in inventory including the recognition of an $18.7 million charge for excess inventory. For Fiscal Year 2000, we generated $1.5 million in cash from operating activities.

     For Fiscal Year 2002, our use of cash in investing activities decreased to approximately $1.9 million from a use of approximately $5.6 million for Fiscal Year 2001, due to $2.9 million in purchases of property, plant and equipment combined with a reduction of approximately $1.0 million in purchases of short-term investments, partially offset by $3.0 million in proceeds from sales of short-term investments. For Fiscal Year 2001, our use of cash for investing activities increased to approximately $5.6 million from a use of $1.6 million in Fiscal Year 2000, due to $3.0 million in net purchases of short-term investments combined with $2.6 million in purchases of property, plant and equipment. Net cash used for investing activities for Fiscal Year 2000 resulted from purchases of property, plant and equipment.

     Our net cash provided by financing activities was approximately $1.9 million for Fiscal Year 2002 compared to approximately $68.0 million for Fiscal Year 2001 and $600,000 for Fiscal Year 2000. Net cash provided by financing activities for Fiscal Year 2002 resulted principally from issuance and sale of common stock from employee purchases through the employee stock purchase plan and exercises under employee stock option plans. In Fiscal Year 2001 we received approximately $68.0 million in aggregate net proceeds from our initial public offering, or IPO. IPO proceeds resulted from the issuance and sale in Fiscal Year 2001 of 5,000,000 shares of common stock and the issuance and sale of an additional 750,000 shares of common stock following the exercise by the underwriters' of their over-allotment option. Net cash provided from financing activities for Fiscal Year 2000 resulted from the issuance and sale of common stock upon the exercise of employee stock options during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Based on our current working capital position and the cash flows that we expect to generate, we believe these cash resources will be sufficient to meet our capital and investment requirements, including anticipated capital expenditures in the amount of approximately $2.5 million and anticipated investment expenditures of approximately $5.5 million associated with the subsidiary that we have formed in China, and other potential investments, for at least the next 12 months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of establishing and maintaining our Chinese subsidiary, costs of securing access to adequate manufacturing capacity, product yields, average selling price of our products, and increases in our operating expenses. To the extent that existing cash resources are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or to our shareholders. In the event that we do raise additional cash through financings, current investors could be further diluted.

     From time to time, we may evaluate acquisitions of business, products or technologies that complement our business. Although we have no current plans in this regard, any transactions, if consummated, may consume a portion of our working capital or require the issuance of securities that may result in further dilution to existing stockholders.


Related Party Transactions
--------------------------

     Frank Huang, a former director of our company who resigned in May 2001, is the Chairman of the Board of Directors of Powerchip Semiconductor Corp., or Powerchip, a joint venture between UMAX Group and Mitsubishi Electrical Corporation. Mr. Huang is also the Chairman of the Board of Directors of UMAX Group. In March 1998, we entered into a Foundry Agreement with Powerchip pursuant to which we purchase semiconductor wafers from Powerchip. Our total purchases from Powerchip were approximately $2.0 million, $22.0 million, and $6.9 million for Fiscal Years 2002, 2001 and 2000, respectively. We believe these transactions were on terms no less favorable than we could have obtained from unaffiliated third parties. In addition, Powerchip owns 233,333 shares of our common stock.

     Mr. Huang is also the Chairman of the Board of Directors of Power World Capital Management, Inc. ("Power World") and Tsuey-Jiuan Chen, a director of our company, was an Executive Vice President of Power World until February 2002 when she resigned her employment with Power World. Power World is the general partner of each of Universal Venture Fund and Power World Venture Fund, which own 330,333 shares of our common stock and 125,000 shares of our common stock, respectively.


Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following summarizes our contractual obligations and commercial commitments as of April 30, 2002 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):


                                         Less than                       After
                                  Total    1 Year  1-3 Years 4-5 Years  5 Years
                                  -----    ------  --------- ---------  -------
Contractual Obligations
Operating leases................ $ 1,659    $ 815    $  844     $  --    $  --

Other Commercial Commitments
Investment in China.............   4,500       --     4,500        --       --
                                 -------    -----    ------     -----    -----
  Total contractual obligations
    and commercial commitments.. $ 6,159    $ 815    $5,344     $  --    $  --
                                 =======    =====    ======     =====    =====


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     In December 2000, we formed a wholly-owned Cayman Islands subsidiary, Hua Wei Technology International, Ltd., or Hua Wei. In December 2000, Hua Wei formed a wholly-owned Chinese subsidiary, Hua Wei Semiconductor (Shanghai) Co., Ltd., or Hua Wei Semiconductor, to conduct design and testing operations. The registered capital of Hua Wei Semiconductor is $12.0 million, of which $3.8 million was funded by us in the fiscal year ended April 30, 2001, as required by Chinese law. We funded an additional $3.7 million during Fiscal Year 2002. We are further obligated to fund the remaining $4.5 million of registered capital by December 2003. As of April 30, 2002, $4.4 million of the $7.5 million funded to date was paid for land use rights and to building contractors in partial payment for the construction of the facility, $2.5 million was deposited in a bank account in China and $0.6 million was expended for general purposes.

     In connection with the formation of Hua Wei, we purchased 4,000,000 shares of Hua Wei's common stock at a purchase price of $0.03 per share for an aggregate purchase price of $120,000. As of July 18, 2002, we anticipate granting to certain of our employees options to purchase approximately 3,000,000 of Hua Wei' s common stock. One-half of the shares underlying each of these options vested as of June 5, 2002 and 1/24th of such shares shall vest on the last day of each month thereafter. The exercise price of these options shall be $0.25. We anticipate that in the second quarter of Fiscal Year 2003 we will grant an option to purchase 500,000 of these shares to Shaw Hong, an option to purchase 400,000 of these shares to Raymond Wu, an option to purchase 150,000 of these shares to H. Gene McCown, an option to purchase 150,000 of these shares to Qi Dong and an option to purchase 150,000 of these shares to Xinping He.


                       FACTORS AFFECTING FUTURE RESULTS
                       --------------------------------

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


We have a history of losses, we were only profitable on an annual basis in
--------------------------------------------------------------------------
Fiscal Year 2000 and we may not ever return to profitability on an annual
-------------------------------------------------------------------------
basis.
-----

     We incurred net losses of approximately $1.3 million in Fiscal Year 2002 and $11.6 million in Fiscal Year 2001. For the year ended April 30, 2000, the only year in which we have been profitable, our net income was approximately $3.4 million. In the future, as we develop new products, we expect research and development expenses to increase. Also, as we hire additional personnel and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. We will also incur substantial noncash charges relating to the amortization of unearned compensation. If these expenses increase and our revenues do not increase, we may not subsequently sustain profitability.


The recent economic slowdown and other economic conditions have reduced and may
-------------------------------------------------------------------------------
continue to reduce our revenues and to harm our business.
--------------------------------------------------------

     Since the third quarter of Fiscal Year 2001, our customers and distributors, primarily our PC video camera customers and distributors, have been impacted by significantly lower demand for camera related products, which forced them to unexpectedly reschedule or cancel orders for our products in recent quarters. As a result, our revenues and earnings were adversely affected. In June 2002, we announced projected revenues and earnings for the first quarter of Fiscal Year 2003. If demand for camera-related products, in particular PC video cameras, does not recover in the first quarter of Fiscal Year 2003, or if we are unable to manage our operating expenses, we will not be able to meet these projections.

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


If we do not achieve acceptable wafer manufacturing yields, our costs could
---------------------------------------------------------------------------
increase, and our products may not be deliverable which could lead to higher
----------------------------------------------------------------------------
operating expenses and lower revenues and could damage our customer
-------------------------------------------------------------------
relationships.
-------------

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

     o our ability to achieve acceptable wafer manufacturing yields;

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

     o the failure of development of user friendly and affordable products; and

     o the limited availability of bandwidth to run CMOS image sensor applications; and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     o the uncertainty of emerging markets for products incorporating CMOS technology.


We depend on third party vendors for color filter processing and assembly,
--------------------------------------------------------------------------
which reduces our control over delivery schedules, product quality and cost.
---------------------------------------------------------------------------

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


If the demand for our products in current markets and emerging markets fails to
-------------------------------------------------------------------------------
increase as we anticipate, our growth prospects would be diminished.
-------------------------------------------------------------------

     Our success depends in large part on the continued growth of various markets that use our products and the emergence of new markets for our products. The current markets that use our products include digital still cameras, personal computer cameras, personal digital assistant cameras, mobile phone cameras, cameras for security and surveillance systems, closed circuit television systems, cameras for toys and games and automotive applications. Emerging markets for our products include cameras for personal identification systems, medical imaging devices, machine control systems, and videophones. If these markets do not continue to grow and develop, the need for cameras which are lower in cost, smaller, lighter in weight, consume less power and are more reliable might not fully develop. In such case, it would be unlikely that our products would achieve commercial success.


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

Declines in our average sales prices may result in declines in our gross
------------------------------------------------------------------------
margins.
-------

     Because the image sensor market is characterized by intense competition, and price reductions for our products are necessary to meet consumer price-points, we expect to experience market driven pricing pressures. This will likely result in a decline in average sales prices for many of our products. We believe that we can offset declining average sales prices by achieving manufacturing cost efficiencies, developing new products that incorporate more advanced technology and including more advanced features that can be sold at stable average gross margins. However, if we are unable to achieve such cost reductions and technological advances, or are unable to timely introduce new products, we will lose revenues and gross margins will decline.

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


We depend on a few key customers and distributors, and the loss of any of them
------------------------------------------------------------------------------
could significantly reduce our revenues.
---------------------------------------

     Historically, a relatively small number of customers and distributors has accounted for a significant portion of our product revenues. For Fiscal Year 2002, one of our distributors, World Peace represented approximately 15% of revenues and one of our camera manufacturer customers, X10, accounted for approximately 20% of revenues. For

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Fiscal Year 2001, World Peace represented approximately 17% of revenues and one of our camera manufacturer customers, Creative, accounted for approximately 14% of revenues.

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


We face foreign business, political and economic risks because a majority of
----------------------------------------------------------------------------
our products, and our customers' products are manufactured and sold outside of
------------------------------------------------------------------------------
the United States.
-----------------

     A substantial portion of our business, in particular, the manufacturing, processing and assembly of our products, is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in Japan, Korea, Singapore and Taiwan. In addition, sales outside of the United States accounted for approximately 74% of our revenues for Fiscal Year 2002, 84% of our revenues for Fiscal Year 2001 and 78% of our revenues for Fiscal Year 2000. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to foreign risks, including:

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


Our investment in a Chinese entity to conduct design and testing operations may
-------------------------------------------------------------------------------
not reduce our design and testing costs nor improve our gross margins and as a
------------------------------------------------------------------------------
result our earnings would be adversely affected.
-----------------------------------------------

     In December 2000, we formed a subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this company is $12.0 million, of which $3.8 million was funded by us in the fiscal year ended April 30, 2001, as required by Chinese law. We funded an additional $3.7 million during Fiscal Year 2002. We are further obligated to fund the remaining $4.5 million of registered capital by December 2003. As of April 30, 2002, $4.4 million of the $7.5 million funded to date was paid for land use rights and to building contractors in partial payment for the construction of the facility, $2.5 million was deposited in a bank account in China and $0.6 million was expended for general purposes. The formation and operation of this Chinese subsidiary requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent or harm us from beginning operation of this Chinese subsidiary as well as using the funds outside of China.

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


We rely on a continuous power supply to conduct our operations and any
----------------------------------------------------------------------
interruption of our power supply could disrupt our operations and increase our
------------------------------------------------------------------------------
expenses.
--------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS - UNAUDITED

                                                 Three Months Ended
                                        ------------------------------------
                                        July 31,  Oct. 31, Jan. 31, April 30,
(in thousands, except per share data)     2001      2001     2002     2002
                                          ----      ----     ----     ----
Revenues................................ $11,161  $12,265  $ 9,973  $13,119
Cost of revenues(1).....................   6,133    7,591    5,732    6,527
Gross profit............................   5,028    4,674    4,241    6,592
Net income (loss)....................... $   510  $(3,721) $   330  $ 1,607
Net income (loss) per share:
  Basic................................. $  0.02  $ (0.17) $  0.02  $  0.07
                                         =======  =======  =======  =======
  Diluted............................... $  0.02  $ (0.17) $  0.01  $  0.07
                                         =======  =======  =======  =======


Shares used in computing per share
  amounts:
  Basic.................................  21,693   21,795   21,936   22,071
                                         =======  =======  =======  =======
  Diluted...............................  24,377   21,795   24,605   23,989
                                         =======  =======  =======  =======

                                                 Three Months Ended
                                        ------------------------------------
                                        July 31,  Oct. 31, Jan. 31, April 30,
                                          2000      2000     2001     2001
                                          ----      ----     ----     ----
Revenues................................ $17,819  $18,385  $ 8,110  $ 9,393
Cost of revenues(1).....................  12,295   12,949   23,774    5,678
Gross profit (loss).....................   5,524    5,436  (15,664)   3,715
Net income (loss)....................... $ 1,888  $ 2,148 $(15,620) $    27
Net income (loss) per share:
  Basic................................. $  0.42  $  0.10 $  (0.73) $  0.00
                                         =======  =======  =======  =======
  Diluted............................... $  0.11  $  0.09 $  (0.73) $  0.00
                                         =======  =======  =======  =======

Shares used in computing per share
  amounts:
  Basic.................................   4,486   21,113   21,414   21,536
                                         =======  =======  =======  =======
  Diluted...............................  17,534   23,367   21,414   24,325
                                         =======  =======  =======  =======

(1) Includes inventory write-off of $18,652 in the fiscal year ended April 30, 2001 and a related benefit of $4,966 in the fiscal year ended April 30, 2002.

     Our consolidated financial statements and the independent accountants' reports appear on pages F-1 through F-23 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement related to our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business - Executive Officers of the Registrant" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Record Date; Outstanding Shares" contained in the Proxy Statement.


Equity Compensation Plan Information
------------------------------------

     We maintain the 2000 Stock Plan (the "2000 Plan"), the 2000 Director Stock Option Plan (the "Director Plan"), the 1995 Stock Option Plan (the "1995 Plan"), and the 2000 Employee Stock Purchase Plan (the "Employee Plan"), pursuant to which we may grant equity awards to eligible persons. In February 2000, the Board of Directors terminated the 1995 Plan as to future grants. However, options outstanding under the 1995 Plan continue to be governed by the terms of the 1995 Plan. The 2000 Plan, the Director Plan, the 1995 Plan and the Employee Plan are described more fully below.

     The following table provides information about our securities that may be issued under the 2000 Plan, the Director Plan, the 1995 Plan and the Employee Plan as of April 30, 2002:


                                                                Number of
                                                               Securities
                          Number of                        Remaining Available
                         Securities to                         for Future
                           Be Issued    Weighted-Average     Issuance Under
                         Upon Exercise  Exercise Price     Equity Compensation
                        of Outstanding    of Outstanding     Plans (Excluding
                      Options, Warrants Options, Warrants Securities Reflected
   Plan Category          and Rights       and Rights         in Column (a))
--------------------   ---------------- ----------------- --------------------
                            (a)                (b)                (c)
Equity compensation
  plans approved by
  security holders (1)   2,930,466(2)        $5.75 (2)         2,374,659 (3)
Equity compensation
  plans not approved
  by security holders           --              --                    --
                        ----------           -----            ----------
Total................    2,930,466           $5.75             2,374,659
                        ==========           =====            ==========
----------------------




(1) These plans consist of: (i) the 2000 Plan; (ii) the 1995 Plan; (iii) the Director Plan and (iii) the Employee Plan. The 2000 Plan incorporates an evergreen formula pursuant to which on May 1 of each year, the aggregate number of shares reserved for issuance under the 2000 Plan will automatically increase by the lesser of (i) a number of shares equal to 6% of the outstanding shares on April 30 of such calendar year; (ii) 1,500,000 shares and (iii) such other amount as determined by the Board of Directors. The Director Plan incorporates an evergreen formula pursuant to which on May 1 of each year, the aggregate number of shares reserved for issuance under the Director Plan will automatically increase by the lesser of (i) a number of shares equal to 0.25% of the outstanding shares on April 30 of such calendar year; (ii) 75,000 shares and (iii) such other amount as determined by the Board of Directors. The Employee Plan incorporates an evergreen formula pursuant to which on May 1 of each year, the aggregate number of shares reserved for issuance under the Employee Plan will automatically increase by the lesser of (i) a number of shares equal to 4% of the outstanding shares on April 30 of such calendar year;
(ii) 1,000,000 shares and (iii) such other amount as determined by our Board of Directors.

(2) We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Employee Plan or the weighted average exercise price of outstanding rights under the Employee Plan. Accordingly, the number of shares listed in column (a) and the weighted average exercise priced described in column (b) apply only to options outstanding under the 2000 Plan, the 1995 Plan and the Director Plan. The Employee Plan provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

(3) Of these shares of common stock, 658,992 remain available for future issuance under the 2000 Plan, 234,300 remain available for future issuance under the 1995 Plan, 170,000 remain available for future issuance under the Director Plan and 1,311,367 remain available for purchase under the Employee Plan. In February 2000, the Board of Directors terminated the 1995 Plan as to future option grants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections captioned "Employment Contracts" contained in the Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following consolidated financial statements
        --------------------
 are included in this report on Form 10-K:


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


     2. Financial Statement Schedules. The following financial schedule is
        -----------------------------
filed as part of this Report under "Schedule II": Schedule II - Valuation and Qualifying Accounts for the Years Ended April 30, 2002, 2001 and 2000. All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3. Exhibits.
        --------

        Exhibit
        Number                             Description
        ------   --------------------------------------------------------------
        2.1(1)   Merger Agreement between OmniVision Technologies, Inc., a
                 Delaware corporation and OmniVision Technologies, Inc., a
                 California corporation
        2.1(1)   Restated Certificate of Incorporation
        3.2(1)   Bylaws of the Registrant
        4.1(1)   Specimen Common Stock Certificate
        4.2(1)   Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain
                 stockholders of the Registrant
        4.3(3)   Preferred Stocks Rights Agreement, dated August 21, 2001,
                 between the Registrant and Equiserve Trust Company, N.A.,
                 including the Certificate of Designation, the form of Rights
                 Certificate and Summary of Rights attached thereto as Exhibits
                 A, B and C, respectively
       10.1(1)   Form of Indemnification Agreement between the Registrant and each of its directors and officers
       10.2(1)   2000 Stock Plan and form of option agreement
       10.3(1)   2000 Employee Stock Purchase Plan and form of subscription agreement
       10.4(1)   2000 Director Stock Option Plan and form of option agreement
       10.5(1)   Lease Agreement dated April 4, 1997 between the Registrant and
                 Lewis Duckor for the premises at 930 Thompson Avenue,
                 Sunnyvale, California 94086
       10.6(1)   First Amendment to Lease Agreement dated July 15, 1999 between the Registrant and Lewis Duckor for the premises at 930
                 Thompson Avenue, Sunnyvale, California 94086
      *10.7(1)   Non-exclusive Distributor Agreement between the Registrant and
                 World Peace Industrial Co., Ltd. dated January 1, 1998
      *10.8(1)   Confidential Foundry Agreement between Registrant and
                 Powerchip Semiconductor Corp. dated March 13, 1998
      *10.10(1)  Software License Agreement between the Registrant and Creative
                 Technology Ltd. dated February 1, 1999




      *10.11(1)  Non-exclusive Distributor Agreement between the Registrant and
                 Wintek Electronics Co., Ltd. dated October 22, 1999
      *10.12(1)  Confidential Foundry Agreement between Registrant and Shanghai
                 HuaHong-NEC Electronics Co., Ltd. dated December 13, 1999
      *10.13(1)  Sales Agreement between the Registrant and CoAsia
                 MicroElectronics Corp. dated May 7, 1999
      *10.14(1)  Agreement between the Registrant, CoAsia MicroElectronics and
                 Samsung Electronics Taiwan Co., Ltd. dated July 17, 1998
      *10.15(1)  Letter Agreement between the Registrant and Creative
                 Technology Ltd. dated February 1, 1999
       10.16(2)  Agreement on Construction of Complete Municipal Facilities,
                 Shanghai Songjiang Export Processing Zone between OmniView
                 Technology International Ltd. and Shanghai Songjiang Export
                 Processing Zone Administrative Committee dated December 28,
                 2000
       10.17(2)  Shanghai Songjiang Export Processing Zone Administrative
                 Committee Official Reply to the Feasibility Study Report and
                 Articles of Association of Foreign Solely-funded Hao wei
                 Electronics (Shanghai) Co., Ltd. dated December 19, 2000
       10.18(2)  Contract on the Transfer of Shanghai State-owned Land Use
                 Right between OmniView Technology International Ltd. and
                 Shanghai Songjiang District Building and Land Administrative
                 Bureau dated December 28, 2000
       10.19(4)  Non-exclusive Distributor Agreement between the Registrant and
                 SEC Development Co., Ltd., dated February 23, 2001
       21.1      Subsidiaries of the Registrant
       23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants
       24.1      Power of Attorney (included on page 46)
____________________________

   * Portions of this agreement has been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

  (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.
  (2) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.
  (3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.
  (4) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.


(b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K
    --------------------
    during the three months ended April 30, 2002.

(c) Exhibits Pursuant to Item 601 of Regulation S-K. See Item 14(a)(3) above.
    -----------------------------------------------

(d) Financial Statement Schedules. See Item 14(a)(2) above.
    -----------------------------

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

Date: July 25, 2002


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                          Title                      Date
---------------------------  ------------------------------------ -------------
      /s/ SHAW HONG          Chief Executive Officer, President   July 25, 2002
---------------------------    and Director
        Shaw Hong           (Principal Executive Officer)

    /s/ H. GENE MCCOWN       Vice President of Finance and Chief  July 25, 2002
---------------------------  Financial Officer
      H. Gene McCown        (Principal Financial and Accounting
                             Officer)

    /s/ TSUEY-JIUAN CHEN     Director                             July 25, 2002
---------------------------
     Tsuey-Jiuan Chen


      /s/ LEON MALMED        Director                             July 25, 2002
---------------------------
        Leon Malmed

   /s/ EDWARD C.V. WINN      Director                             July 25, 2002
---------------------------
     Edward C.V. Winn

       /s/ RAYMOND WU        Executive Vice President             July 25, 2002
---------------------------    and Director
        Raymond Wu



                          OMNIVISION TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Report of Independent Accountants........................................  F-2

Consolidated Balance Sheets..............................................  F-3

Consolidated Statements of Operations....................................  F-4

Consolidated Statements of Stockholders' Equity..........................  F-5

Consolidated Statements of Cash Flows....................................  F-6

Notes to Consolidated Financial Statements...............................  F-7



                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
San Jose, California
June 11, 2002

                          OMNIVISION TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               April 30,
                                                     --------------------------
                                                          2002           2001
                                                     ------------  ------------
ASSETS

Current assets:
  Cash and cash equivalents.........................  $  55,803     $  51,053
  Short-term investments............................      2,002         3,000
  Accounts receivable, net..........................     10,787         5,269
  Inventories.......................................      3,244        11,445
  Refundable and deferred income taxes..............      3,066         3,288
  Prepaid expenses and other assets.................        987           219
                                                      ---------     ---------
    Total current assets............................     75,889        74,274

Property, plant and equipment, net..................      6,164         4,080
Other non-current assets............................        288           293
                                                      ---------     ---------
    Total assets....................................  $  82,341     $  78,647
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable..................................  $   5,865     $   4,284
  Accrued expenses and other liabilities............      4,306         2,255
  Deferred revenue..................................        651           832
                                                      ---------     ---------
    Total current liabilities.......................     10,822         7,371
                                                      ---------     ---------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 22,286,855 and 21,999,580 shares
    issued and outstanding..........................         22            22
  Additional paid-in capital........................     95,469        94,531
  Deferred compensation related to stock options....       (479)       (1,058)
  Accumulated deficit...............................    (23,493)      (22,219)
                                                      ---------     ---------
    Total stockholders' equity......................     71,519        71,276
                                                      ---------     ---------
    Total liabilities and stockholders' equity......  $  82,341     $  78,647
                                                      =========     =========


             The accompanying notes are an integral part of these
                    Consolidated Financial Statements.

                          OMNIVISION TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                      Year Ended April 30,
                                                 ----------------------------
                                                  2002       2001       2000
                                                  ----       ----       ----
Revenues....................................... $ 46,518   $ 53,707   $ 40,253
Cost of revenues(2)............................   25,983(1)  54,696(1)  28,191
                                                --------   --------   --------
Gross profit (loss)............................   20,535       (989)    12,062
                                                --------   --------   --------
Operating expenses:
  Research and development(2)..................    7,754      5,539      3,702
  Selling, general and administrative(2).......   11,505      6,703      3,243
  Stock compensation charge(2).................      527      1,018      1,552
  Litigation settlement........................    3,500         --         --
                                                --------   --------   --------
    Total operating expenses...................   23,286     13,260      8,497
                                                --------   --------   --------
Income (loss) from operations..................   (2,751)   (14,249)     3,565
Interest income, net...........................    1,477      2,692        174
                                                --------   --------   --------
Income (loss) before income taxes..............   (1,274)   (11,557)     3,739
Provision for income taxes.....................       --         --        300
                                                --------   --------   --------
Net income (loss).............................. $ (1,274)  $(11,557)  $  3,439
                                                ========   ========   ========

Net income (loss) per share:
  Basic........................................ $  (0.06)  $  (0.67)  $   1.15
                                                ========   ========   ========
  Diluted...................................... $  (0.06)  $  (0.67)  $   0.21
                                                ========   ========   ========

Shares used in computing net income (loss)
  per share:
  Basic........................................   21,862     17,134      2,985
                                                ========   ========   ========
  Diluted......................................   21,862     17,134     16,399
                                                ========   ========   ========
--------------------------

  (1) Includes inventory write-off of $18,652 in the fiscal year ended April 30, 2001 and a related benefit of $4,966 in the fiscal year ended April 30, 2002.

  (2) Stock-based compensation charges included in:

    Cost of revenues........................... $     25   $     59   $    310
                                                ========   ========   ========
    Operating expenses:
      Research and development................. $    232   $    618   $    997
      Selling, general and administrative......      295        400        555
                                                --------   --------   --------
                                                $    527   $  1,018   $  1,552
                                                ========   ========   ========

             The accompanying notes are an integral part of these
                    Consolidated Financial Statements.

                        OMNIVISION TECHNOLOGIES, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)



                                                  Additional
                                   Common Stock     Paid-in    Deferred   Accumulated
                                 -----------------
                                   Shares   Amount  Capital   Compensation  Deficit     Total
                                 ---------- ------  -------   ------------  -------     -----
Balance at May 1, 1999..........  1,256,000  $ 1    $ 1,656     $ (734)    $(14,101)  $(13,178)
  Exercise of stock options.....  2,718,050    3        567         --           --        570
  Deferred compensation related
    to stock options granted....         --   --      3,687     (3,687)          --         --
  Purchase of common stock......    (88,500)  --         (9)        --           --         (9)
  Forfeiture of stock option
    granted.....................         --   --        (61)        35           --        (26)
  Amortization of deferred
    Compensation................         --   --         --      1,891           --      1,891
  Net income....................         --   --         --         --        3,439      3,439
                                 ----------  ---    -------    -------     --------   --------
Balance at April 30, 2000.......  3,885,550    4      5,840     (2,495)     (10,662)    (7,313)
  Exercise of stock options.....     84,300   --         99         --           --         99
  Employee stock purchase plan..     48,479   --        247         --           --        247
  Shares issued in connection
    with Initial Public Offering  5,750,000    6     67,655         --           --     67,661
  Conversion of preferred stock
    at Initial Public Offering.. 12,305,001   12     21,070         --           --     21,082
  Grant of fully-vested options
  to non-employees..............         --   --         31         --           --         31
  Re-purchase of common stock...    (73,750)  --        (20)        --           --        (20)
  Forfeiture of stock option
    Granted.....................         --   --       (391)       198           --       (193)
  Amortization of deferred
    compensation................         --   --         --      1,239           --      1,239
  Net loss......................         --   --         --         --      (11,557)   (11,557)
                                 ----------  ---    -------    -------     --------   --------
Balance at April 30, 2001....... 21,999,580   22     94,531     (1,058)     (22,219)    71,276
  Exercise of stock options.....    107,142   --        343         --           --        343
  Employee stock purchase plan..    188,633   --        627         --           --        627
  Grant of fully-vested options
    to non-employees............         --   --         94         --           --         94
  Re-purchase of common stock...     (8,500)  --         (5)        --           --         (5)
  Forfeiture of stock option
    granted.....................         --   --       (121)        62           --        (59)
  Amortization of deferred
    Compensation................         --   --         --        517           --        517
  Net loss......................         --   --         --         --       (1,274)    (1,274)
                                 ----------  ---    -------    -------     --------   --------
Balance at April 30, 2002....... 22,286,855  $22    $95,469    $  (479)    $(23,493)  $ 71,519
                                 ==========  ===    =======    =======     ========   ========


     The accompanying notes are an integral part of these Consolidated Financial Statements.


                          OMNIVISION TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                         Year Ended April 30,
                                                      -------------------------
                                                        2002     2001     2000
                                                        ----     ----     ----
Cash flows from operating activities:
  Net income (loss).............................. $ (1,274) $(11,557) $  3,439
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization................      773       615       547
    Allowance for doubtful accounts and sales
      Returns....................................      678       (84)      286
    Amortization of deferred compensation........      552     1,077     1,862
    Changes in assets and liabilities:
      Accounts receivable........................   (6,196)      971    (4,709)
      Inventories................................    8,201        66    (9,270)
      Refundable and deferred income taxes.......      222    (2,842)       --
      Prepaid expenses and other assets..........     (763)     (317)     (538)
      Accounts payable...........................    1,581    (5,688)    8,237
      Accrued expenses and other liabilities.....    1,151       414     1,226
      Deferred revenue...........................     (181)      116       434
                                                  --------  --------  --------
        Net cash provided by (used in) operating
          Activities.............................    4,744   (17,229)    1,514
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of short-term investments............   (2,002)   (3,000)       --
  Proceeds from sales of short-term investments..    3,000        --        --
  Purchases of property, plant and equipment.....   (2,857)   (2,593)   (1,564)
                                                  --------  --------  --------
        Net cash used in investing activities....   (1,859)   (5,593)   (1,564)
                                                  --------  --------  --------
Cash flows from financing activities:
  Deposit received...............................      900        --        --
  Proceeds from issuance of common stock, net....      970    68,007       569
  Payment for repurchase of common stock, net....       (5)      (20)       (5)
                                                  --------  --------  --------
        Net cash provided by financing activities    1,865    67,987       564
                                                  --------  --------  --------

Net increase in cash and cash equivalents........    4,750    45,165       514
Cash and cash equivalents at beginning of period.   51,053     5,888     5,374
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $ 55,803  $ 51,053  $  5,888
                                                  ========  ========  ========

Supplemental cash flow information:
  Interest paid.................................. $     --  $     36  $     --
                                                  ========  ========  ========
  Taxes paid..................................... $     36  $  3,483  $    129
                                                  ========  ========  ========

Supplemental non-cash investing and financial
  information:
  Conversion of redeemable convertible preferred
    stock to common stock........................ $     --  $ 21,082  $     --
                                                  ========  ========  ========




             The accompanying notes are an integral part of these
                    Consolidated Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended April 30, 2002, 2001 and 2000


NOTE 1 - OMNIVISION AND SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

   The Company
   -----------

     OmniVision Technologies, Inc. and subsidiaries (the "Company") designs, develops and markets complementary metal oxide semiconductor ("CMOS") image sensors. The Company was incorporated in California in May 1995 and reincorporated in the State of Delaware in March 2000.

   Use of estimates
   ----------------

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

   Principles of consolidation
   ---------------------------

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

   Foreign currency translation
   ----------------------------

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

   Cash and cash equivalents
   -------------------------

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

   Fair value of financial instruments
   -----------------------------------

     The reported amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


   Property, plant and equipment
   -----------------------------

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets.


Building improvements......................................    5 years
Machinery and equipment....................................  3 - 5 years
Furniture and fixtures.....................................  3 - 7 years


   Long-lived assets
   -----------------

     The Company accounts for long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. To date, no impairment loss has been recognized.

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

   Inventories
   -----------

     Inventories are stated at the lower of cost, determined on first-in, first-out ("FIFO") basis, or market.

   Research and development
   ------------------------

     Research and development costs are expensed as incurred.

   Income taxes
   ------------

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

   Comprehensive income (losses)
   -----------------------------

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners. Comprehensive income was not significant during any period covered.

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


   Certain risks and uncertainties
   -------------------------------

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

   Stock-based compensation
   ------------------------

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

   Basic and diluted net income (loss) per share
   ---------------------------------------------

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share," under the provisions of which basic income
(loss) per share is computed by dividing the income (loss) available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income
(loss) per share excludes potential common stock if the effect of such stock is antidilutive. Potential common stock consists of unvested restricted common stock, incremental common or preferred shares issuable upon the exercise of stock options and shares issuable upon conversion of the redeemable convertible preferred stock.

   Reclassifications
   -----------------

     Certain reclassifications have been made in the 2000 balance sheet to conform to the 2002 and 2001 presentations.

   Recent accounting pronouncements
   --------------------------------

     On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved its proposed Statement of Financial Accounting Standards, or SFAS, No. 141, or SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000

     Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests, or pooling, method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

     SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, or APB, Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. Adoption of SFAS No. 142 will result in ceasing amortization of goodwill. We will adopt SFAS No. 142 effective May 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have any material effect on its consolidated financial statements.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." It establishes a single accounting method, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is currently assessing, but has not yet determined, the impact of SFAS 144 on its consolidated financial position and results of operations.

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000



NOTE 2 - BALANCE SHEET ACCOUNTS (IN THOUSANDS)

                                                               April 30,
                                                     --------------------------
                                                         2002          2001
                                                     ------------  ------------
Cash and cash equivalents:
  Cash..............................................  $  3,625       $  1,918
  Money market funds................................    10,303          3,563
  Commercial paper..................................    41,875         45,572
                                                      --------       --------
                                                      $ 55,803       $ 51,053
                                                      ========       ========

Short-term investments:
  Corporate notes...................................  $  2,002       $  3,000
                                                      ========       ========

Accounts receivable:
  Accounts receivable...............................  $ 12,212       $  6,016
  Less: Allowance for doubtful accounts.............      (671)          (114)
        Sales return reserve........................      (754)          (633)
                                                      --------       --------
                                                      $ 10,787       $  5,269
                                                      ========       ========

Inventories:
  Work in progress..................................  $  2,361       $  3,752
  Finished goods....................................       883          7,693
                                                      --------       --------
                                                      $  3,244       $ 11,445
                                                      ========       ========

Property and equipment:
  Machinery and equipment...........................  $  3,352       $  2,917
  Furniture and fixtures............................       231            222
  Software..........................................       829            798
  Construction in progress..........................     4,315          1,933
                                                      --------       --------
                                                         8,727          5,870
  Less: Accumulated depreciation and amortization...    (2,563)        (1,790)
                                                      --------       --------
                                                      $  6,164       $  4,080
                                                      ========       ========

Accrued expenses and other liabilities:
  Employee compensation.............................  $  1,379       $    695
  Other.............................................     2,927          1,560
                                                      --------       --------
                                                      $  4,306       $  2,255
                                                      ========       ========


                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


NOTE 3 - INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                      Year Ended April 30,
                                                 ----------------------------
                                                  2002       2001       2000
                                                  ----       ----       ----
Current:
  Federal...................................... $ (1,262)  $  2,516   $    626
  State........................................       --         63        120
                                                --------   --------   --------
    Total current..............................   (1,262)     2,579        746
                                                --------   --------   --------
Deferred:
  Federal......................................    1,262     (2,579)      (347)
  State........................................       --         --        (99)
                                                --------   --------   --------
    Total deferred.............................    1,262     (2,579)      (446)
                                                --------   --------   --------
      Total provision.......................... $     --   $     --   $    300
                                                ========   ========   ========


     The provision for income taxes differs from the amount computed by applying the federal income tax rate of 34% to pretax income (loss) from operations as a result of the following (in thousands):

                                                      Year Ended April 30,
                                                 ----------------------------
                                                  2002       2001       2000
                                                  ----       ----       ----
Statutory federal income tax................... $   (433)  $ (3,929)  $  1,271
State income taxes expense (benefit), net of
  federal tax benefits.........................       --       (315)       150
Amortization of stock compensation.............      188        489        639
Foreign rate differential......................      735         --         --
Release of valuation allowance.................     (497)     3,653     (2,281)
Alternative minimum tax........................       --         --        337
Other..........................................        7        102        184
                                                --------   --------   --------
Tax provision.................................. $      1   $      -   $    300
                                                ========   ========   ========


     Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. Management believes that it is more likely than not that the Company will not realize a significant portion of its deferred tax assets and, accordingly, valuation allowances of $6,021,000 and $6,307,000 have been established for such amounts at April 30, 2002 and 2001, respectively.

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000

     The components of refundable and deferred income taxes included in the balance sheet are (in thousands):

                                                          Year Ended April 30,
                                                         ----------------------
                                                            2002       2001
                                                            ----       ----
Net operating loss carryforward and credit carryforwards. $   705     $   470
Reserves.................................................   6,149       8,369
Accruals and other.......................................     930         493
                                                          -------     -------
                                                            7,784       9,332
Valuation allowance......................................  (6,021)     (6,307)
                                                          -------     -------
Net deferred tax assets..................................   1,763       3,025
Refundable income taxes..................................   1,303         263
                                                          -------     -------
                                                          $ 3,066     $ 3,288
                                                          =======     =======


     As of April 30, 2002, the Company had net operating loss carryforwards of approximately $1,500,000 for federal and state income tax purposes. These losses are available to reduce taxable income and expire through 2007. Because of certain changes in the Company's ownership in December 1996, there is an annual limitation of approximately $200,000 on the use of these net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code.


NOTE 4 - RELATED PARTIES TRANSACTIONS

     The chairman of Powerchip Semiconductor Corp. ("PSC") was a board member of the Company until May 2001. PSC has been a vendor for the Company since the year ended April 30, 1999. Total purchases were $1,977,000, $22,011,000 and $6,857,000 for the years ended April 30, 2002, 2001 and 2000, respectively.


NOTE 5 - NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income
(loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

                                                      Year Ended April 30,
                                                 ----------------------------
                                                  2002       2001       2000
                                                  ----       ----       ----
Numerator:
  Net income (loss).............................. $ (1,274) $(11,557) $  3,439
                                                  ========  ========  ========
Denominator:
  Weighted average shares........................   22,157    17,757     3,558
  Weighted average unvested common stock
    subject to repurchase........................     (295)     (623)     (573)
                                                  --------  --------  --------
  Denominator for basic net income (loss) per
    share........................................   21,862    17,134     2,985
  Weighted average effect of dilutive securities:
    Common stock options.........................       --        --       536
    Unvested common stock subject to repurchase..       --        --       573
    Convertible preferred stock..................       --        --    12,305
                                                  --------  --------  --------
Denominator for dilutive net income (loss)
  per share......................................   21,862    17,134    16,399
                                                  ========  ========  ========
Basic net income (loss) per share................ $  (0.06) $  (0.67) $   1.15
                                                  ========  ========  ========
Diluted net income (loss) per share.............. $  (0.06) $  (0.67) $   0.21
                                                  ========  ========  ========


                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


     The following table sets forth weighted average potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):


                                                      Year Ended April 30,
                                                  ----------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Weighted average effect of common stock
  equivalents:
  Unvested common stock subject to repurchase....     295       623        --
  Options outstanding............................   2,261     1,237        --
  Shares resulting from the conversion of the:
    Series A convertible preferred stock.........      --       985        --
    Series B convertible preferred stock.........      --       842        --
    Series C convertible preferred stock.........      --       993        --
Total common stock equivalents excluded from the
  computation of earnings (loss) per share as
  their effect was antidilutive..................   2,556     4,680        --
                                                  =======   =======   =======


NOTE 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of Convertible preferred stock ("preferred stock"). As of April 30, 2002, no shares of preferred stock were issued and outstanding as all shares of preferred stock were converted into 12,305,001 shares of common stock at the time of the Company's initial public offering.


                                  Series A        Series B        Series C     Additional
                              Preferred Stock  Preferred Stock Preferred Stock   Paid-in
                              ---------------  --------------- ---------------
(in thousands)                Shares  Amount   Shares   Amount  Shares Amount    Capital    Total
                              ------  ------   ------   ------  ------ ------    -------    -----
Balance at April 30, 1999
  and at April 30, 2000...... 4,300   $   4    3,672    $  4    4,334   $  4    $ 21,070  $ 21,082
Conversion of preferred stock
  at Initial Public Offering (4,300)     (4)  (3,672)     (4)  (4,334)    (4)    (21,070)  (21,082)
                             ------   -----   ------    ----   ------   ----    --------  --------
Balance at April 30, 2001....    --   $  --       --    $ --       --   $ --    $     --  $     --
                             ======   =====   ======    ====   ======   ====    ========  ========
Balance at April 30, 2002....    --   $  --       --    $ --       --   $ --    $     --  $     --
                             ======   =====   ======    ====   ======   ====    ========  ========


     The rights, preferences and restrictions of the preferred stock are as follows:

     Conversion. Each share of Series A, Series B and Series C preferred stock
     ----------
was convertible into such number of shares of common stock as is determined by dividing the original issuance price by $0.60, $1.50 and $3.00, respectively ("Initial Conversion Price").

     Dividends. Holders of Series A, Series B and Series C preferred stock were
     ---------
entitled to receive, when and as declared by the Board of Directors, noncumulative dividends at the annual rate of $0.06, $0.15 and $0.30 per share, respectively. Such dividends were payable in preference to any dividend for common stock declared by the Board of Directors. No dividends were declared since inception.

     Voting. The holders of the preferred stock had the right to vote with the
     ------
common stock, on an as-if-converted basis, on all other matters as provided under California law. The holder of each share of preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such share of preferred stock could be converted on the record date for the vote or the consent of shareholders and shall have voting rights and powers equal to the voting rights and powers of the common stock.

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


     Liquidation. In the event of any liquidation, dissolution or winding up of
     -----------
the corporation, the holders of each share of preferred stock then outstanding are entitled to be paid, before any payment made to the holders of the common stock, an amount equal to the original issue price per share ("Preference Amount") of preferred stock. If the assets of the corporation are insufficient to pay the full liquidation preference to the preferred stock, the assets shall be distributed ratably among the holders of the preferred stock in proportion to the full preference amount each such holder is otherwise entitled to receive. After payment has been made to the holders of the preferred stock of their full preference amount, any remaining assets or surplus funds of the corporation are to be shared by and distributed ratably among the holders of common stock in proportion to the number of shares then held by each of them.

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

   Redemption
   ----------

     Series A, B and C preferred stock were redeemable upon a change in control of the Company at an amount equal to the liquidation preference described above.

     Series A, B and C preferred stock were recorded at fair value at the date of issuance outside of stockholder's equity, which equals the redemption value.


NOTE 7 - COMMON STOCK

     The Company completed its initial public offering ("IPO") on July 14, 2000. In the IPO, the Company sold an aggregate of 5,000,000 shares of common stock. In August 2000, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. Net proceeds from exercise of the over-allotment option aggregated approximately $8.5 million after paying the underwriters' fee and related expenses. The sale of the shares of common stock generated aggregate gross proceeds of approximately $74,750,000, including proceeds from the exercise of the over-allotment option. The aggregate net proceeds were approximately $67,661,000, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5,233,000 and directly paying expenses of the offering of approximately $1,857,000.

     The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2002 and 2001, 22,286,855 and 21,999,580 shares were issued and outstanding, respectively. In addition, 8,333,500 shares of common stock have been reserved for issuance under the Company's employee stock option plans, Directors' stock option plan and employee stock purchase plan.

     Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of voluntary or involuntary termination of employment of the stockholder. Of the shares issued to date, 2,770,050 shares of the Company's common stock have been issued under restricted stock purchase agreements, under which the Company has the option to repurchase issued shares of common stock. Under these agreements, 20% of the Company's repurchase rights lapse after one year. The remaining rights lapse quarterly over the following four years. As of April 30, 2002 and 2001, 175,700 and 449,500 shares of common stock were subject to repurchase by the Company at the original exercise price, respectively.

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


NOTE 8 - STOCK PLANS

   1995 Stock Option Plan
   ----------------------

     In May 1995, the Company adopted the 1995 Stock Option Plan under which 3,600,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options and stock purchase rights. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company's common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1995 Stock Option Plan generally vest over five years and are exercisable immediately or for up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). Those options exercised but unvested are subject to repurchase by the Company at the exercise price.

     In February 2000, the Company terminated the 1995 Stock Option Plan as to future grants. However, options outstanding under the 1995 Stock Option Plan continue to be governed by the terms of the 1995 Stock Option Plan.

   2000 Stock Plan
   ---------------

     In February 2000, the Company adopted the 2000 Stock Plan under which 3,000,000 shares of common stock were reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 1,500,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year; or an amount determined by the Company's board of directors. The 2000 Stock Plan provides for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options are granted at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). Those options exercised but unvested are subject to repurchase by the Company at the exercise price.

   2000 Director Option Plan
   -------------------------

     The 2000 Director Option Plan was adopted by the board of directors in February 2000 and the shareholders in March 2000. Under this plan 250,000 shares of common stock were reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year commencing May 1, 2002 equal to the lesser of 75,000 shares, 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year or an amount determined by the board of directors. The 2000 Director Option Plan provides for an initial grant to the nonemployee director to purchase 20,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be granted an option to purchase 10,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting, the director has served on the board of directors for six months. The terms of the options granted under the 2000 Director Option Plan is ten years, but the options expire three months following the termination of the optionee's status as a director or twelve months if the termination is due to death or disability. The initial 20,000 share grants will become exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 10,000 share grants will become exercisable at the rate of 1/16th of the shares per quarter.

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


   2000 Employee Stock Purchase Plan
   ---------------------------------

     The 2000 Employee Stock Purchase Plan was adopted by the board of directors in February 2000 and was adopted by the shareholders in March 2000. The 2000 Employee Stock Purchase Plan became effective upon the closing of the Company's initial public offering. Under the 2000 Employee Stock Purchase Plan, 1,500,000 shares of common stock were reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2002 in an amount equal to the lesser of: 1,000,000 shares, or 4% of the Company's common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The offering period under this plan begins on the first trading day on or after June 1 and December 1 of each year. The purchase price of the common stock under this plan will be 85% of the lesser of the fair market value per share on the start date of the offering period or on the end date of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. This plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of April 30, 2002, 188,633 shares had been exercised under the 2000 Employee Stock Purchase Plan.

     The following table summarizes stock option activities:

                                                   Options Outstanding
                                          -------------------------------------
                                                                       Weighted
                                          Options                       Average
                                         Available                       Price
                                            For     Number of  Price per  per
                                           Grant     Shares      Share   Share
                                           -----     ------      -----   -----
Balance at May 1, 1999.................   783,000  2,761,000     $ --    $ 0.17
  Adoption of 2000 Stock Plan.......... 3,000,000         --       --        --
  Adoption of 2000 Director Option Plan   250,000         --       --        --
  Granted..............................  (919,000)   919,000   0.75-7.00   1.41
  2000 Stock Plan Granted..............    (5,000)     5,000      9.00     9.00
  2000 Stock Plan Granted..............(1,157,000) 1,157,000     10.00    10.00
  2000 Director Option Plan Granted....   (60,000)    60,000     10.00    10.00
  Exercised............................        -- (2,718,050)  0.06-0.75   0.21
  Canceled.............................   152,500   (152,500)  0.06-0.75   0.34
  Termination of 1995 stock option plan   (16,500)        --      --         --
                                       ---------- ----------
Balance at April 30, 2000.............. 2,028,000  2,031,450      --       6.57
  Granted..............................(1,015,358) 1,015,358   2.75-29.06  6.10
  Exercised............................        --    (84,300)  0.25-13.00  1.17
  Repurchased..........................   117,250         --   0.06-0.75   0.23
  Canceled.............................   196,512   (196,512)  0.75-13.00  5.76
                                       ---------- ----------
Balance at April 30, 2001.............. 1,326,404  2,765,996       --      6.62
  Granted..............................  (660,500)  (660,500)  2.83-8.60   4.37
  Exercised............................        --   (107,142)  0.25-10.00  3.20
  Repurchased..........................     8,500         --   0.30-0.75   0.54
  Canceled.............................   388,888   (388,888)  0.30-29.06 10.32
                                       ---------- ----------
Balance at April 30, 2002.............. 1,063,292  2,930,466       --    $ 5.75
                                       ========== ==========



                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


     The following table summarizes information about stock options outstanding at April 30, 2002:


                          Options Outstanding            Options Exercisable
                  ----------------------------------- -------------------------
                                   Weighted
                      Number       Average   Weighted    Number     Weighted
                  Outstanding at  Remaining    Average Exercisable    Average
                   April 30,     Contractual  Exercise at April 30,  Exercise
Exercise Prices       2002          Life        Price      2002        Price
------------------    ----          ----        -----      ----        -----
     $0.06           20,000         4.19       $ 0.06     20,000      $ 0.06
 $0.25 - $0.30       91,000         6.09         0.29     53,400        0.29
     $0.75          347,800         7.40         0.75    156,100        0.75
 $2.75 - $3.98      452,771         9.21         3.65    116,508        3.50
 $4.50 - $5.44      974,695         8.78         4.72    213,832        4.75
 $7.00 - $8.60      131,000         8.83         7.93     34,290        7.35
$10.00 - $13.00     908,200         7.95        10.06    464,699       10.11
    $29.06            5,000         8.48        29.06      1,979       29.06
                  ---------         ----       ------  ---------      ------
$0.06 - $29.06    2,930,466         8.31       $ 5.75  1,060,808      $ 6.19
                  =========         ====       ======  =========      ======



  Stock-based compensation under APB No. 25
  -----------------------------------------

     In connection with certain stock option grants the Company recorded deferred stock compensation costs totaling $5,208,000 being the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options of generally five years. Future amortization of deferred compensation expense is estimated to be approximately $314,000, $143,000 and $22,000 in the years ended April 30, 2003, 2004 and thereafter, respectively.

     Stock based compensation charge is comprised of the following (in thousands):

                                                      Year Ended April 30,
                                                  ----------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Cost of revenues.................................. $   25    $   59    $  310
Operating expenses:
  Research and development........................    232       618       997
  Selling, general and administrative.............    295       400       555
                                                   ------    ------    ------
    Total operating expenses......................    527     1,018     1,552
                                                   ------    ------    ------
    Total compensation charge..................... $  552    $1,077    $1,862
                                                   ======    ======    ======


  Fair value disclosures
  ----------------------

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:


                                 Employee Stock Option Plan     Employee Stock
                                     Year Ended April 30,       Purchase Plan
                                    ---------------------        Year Ended
                                     2002    2001    2000       April 30, 2002
                                     ----    ----    ----       --------------
Risk-free interest rate............. 3.83%   5.56%   6.04%          2.79%
Expected term of options (in years).  2.0     3.6     4.1           0.5
Expected volatility.................  151%    185%    110%           151%
Expected dividend yield.............    0%      0%      0%             0%


     The Company used 0% as expected volatility for all periods before March 8, 2000. For the period from March 8, 2000, the date of first filing of the Registration Statement through April 30, 2000, 110% volatility was used.

     The weighted average grant date fair value of options granted during the years ended April 30, 2002, 2001 and 2000 was $3.55, $5.67 and $5.29,
respectively.

     Had compensation cost been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been (in thousands, except per share data):



                                                      Year Ended April 30,
                                                  ----------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Net income (loss) - as reported.................. $ (1,274) $(11,557) $  3,439
Net income (loss) - as adjusted.................. $ (5,557) $(17,001) $  2,412

Net income (loss) per share:
  Basic as reported.............................. $  (0.06) $  (0.67) $   1.15
                                                  ========  ========  ========
  Diluted as reported............................ $  (0.06) $  (0.67) $   0.21
                                                  ========  ========  ========

Net income (loss) per share:
  Basic as adjusted.............................. $  (0.25) $  (0.99) $   0.81
                                                  ========  ========  ========
  Diluted as adjusted............................ $  (0.25) $  (0.99) $   0.15
                                                  ========  ========  ========


                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


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


                                                      Year Ended April 30,
                                                  ----------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Percentage of revenues:
  Customer A....................................    20%         *          *
  Customer B....................................    15%        17%        30%
  Customer C....................................     *         14%        18%
  Customer D....................................     *          *         11%


     Significant customer account receivables as a percentage of net accounts receivable were as follows for the fiscal years indicated:





                                                         Year Ended April 30,
                                                         --------------------
                                                           2002       2001
                                                           ----       ----
Percentage of accounts receivable, net:
  Customer A.............................................   14%         *
  Customer B.............................................    *         20%
  Customer C.............................................    *         15%

-----------------------

* Less than ten percent.


NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

     For all periods presented, the Company operated in a single business segment.

     The Company sells its products in the United States and to the Asia Pacific region. Revenues by geographic locations based on the country or region of the customer were as follows (in thousands):


                                                      Year Ended April 30,
                                                  ----------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Hong Kong.......................................  $ 12,696  $  5,061  $  2,780
Taiwan..........................................    12,104    14,604    16,848
United States...................................    11,907     8,355     8,709
South Korea.....................................     3,539     5,051     3,296
Japan...........................................     3,426     6,865       897
Singapore.......................................       636     7,611     6,670
China...........................................       293     3,042       536
All other.......................................     1,917     3,118       517
                                                  --------  --------  --------
                                                  $ 46,518  $ 53,707  $ 40,253
                                                  ========  ========  ========


     In December 2000, the Company formed a subsidiary to conduct design and testing operations in Shanghai, the People's Republic of China. The registered capital of this company is $12.0 million, of which $3.8 million was

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


funded by the Company in the fiscal year ended April 30, 2001, as required by Chinese law. The Company funded an additional $3.7 million during Fiscal Year 2002. The Company is further obligated to fund the remaining $4.5 million of registered capital by December 2003. As of April 30, 2002, $4.4 million of the $7.5 million funded to date was paid for land use rights and to building contractors in partial payment for the construction of the facility, $2.5 million was deposited in a bank account in China and $0.6 million was expended for general purposes. The formation and operation of the new company in China requires a large initial capital investment, and there may be significant administrative, legal and governmental barriers in China, which may prevent the Company's ability to begin operation of the new company as well as using the funds outside of China.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities in the U.S. under non-cancelable lease agreements. The facility leases expire April 30, 2003. Future minimum lease payments under all non-cancelable operating leases as of April 30, 2002 are as follows (in thousands):



Years Ended April 30,
---------------------
2003................................................................ $815
2004................................................................ $511
2005................................................................ $333




     Rental expenses under all operating leases amounted to $408,000, $340,000 and $278,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

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

     The Company entered into an agreement with Photobit Corporation ("Photobit") and the California Institute of Technology ("CalTech"), effective September 18, 2001, to settle all litigation that the Company had with Photobit and CalTech, including an action in the U.S. District Court, Northern District of California, Case No. C 00 3791 PJH, and an investigation before the U.S. International Trade Commission ("ITC"), Inv. No. 337-TA-451. Both actions involved patents alleged to pertain to its CMOS image sensor products, such as those used in digital cameras, PC cameras and other optical applications. The action pending in California was dismissed on September 24, 2001, and final termination of the ITC investigation occurred on November 9, 2001. The confidential settlement includes non-exclusive cross-licenses for seven years under the Company's and Photobit's respective patent

                         OMNIVISION TECHNOLOGIES, INC.

              For the Years Ended April 30, 2002, 2001 and 2000


portfolios, including patents and applications licensed by CalTech to Photobit. The Company has also made a one-time payment to Photobit of $3.5 million dollars.

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

     In conjunction with the formation of the subsidiary in China, and in addition to the capital requirement, the Company has entered into certain commitments related to leasing land and constructing a facility in Shanghai, China for approximately $12.0 million, of which $7.5 million has been paid to date. The Company is further obligated to fund the remaining $4.5 million of registered capital by December 2003.

                     Report of Independent Accountants on
                        Financial Statement Schedule

To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

Our audits of the consolidated financial statements referred to in our report dated June 11, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
San Jose, California
June 11, 2002

                                                                    SCHEDULE II


                          OMNIVISION TECHNOLOGIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended April 30, 2002, 2001, and 2000
                            (Amounts in thousands)



                                              Additions
                                   Balance at    and      Write-offs Balance at
                                   Beginning  Charges to     and       End of
      Description                    of Year   Expenses   Deductions    Year
      -----------                   -------   --------   ----------    ----
Allowance for doubtful
  accounts receivable:
  Fiscal year ended April 30, 2002.. $  114      $  575      $   18    $  671
                                     ======      ======      ======    ======
  Fiscal year ended April 30, 2001.. $  156      $  (41)     $    1    $  114
                                     ======      ======      ======    ======
  Fiscal year ended April 30, 2000.. $   56      $  103      $    3    $  156
                                     ======      ======      ======    ======

Deferred tax valuation allowance:
  Fiscal year ended April 30, 2002.. $6,307      $   --      $  286    $6,021
                                     ======      ======      ======    ======
  Fiscal year ended April 30, 2001.. $2,654      $3,653      $   --    $6,307
                                     ======      ======      ======    ======
  Fiscal year ended April 30, 2000.. $4,973      $   --      $2,319    $2,654
                                     ======      ======      ======    ======

Sales return reserve:
  Fiscal year ended April 30, 2002.. $  633      $  283      $  162    $  754
                                     ======      ======      ======    ======
  Fiscal year ended April 30, 2001.. $  675      $  556      $  598    $  633
                                     ======      ======      ======    ======
  Fiscal year ended April 30, 2000.. $  489      $  256      $   70    $  675
                                     ======      ======      ======    ======
