Form 10-Q
period 2002-07-31
OMNIVISION TECHNOLOGIES INC
filed 2002-09-16
CIK 1106851

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from               to
                                   --------------   --------------


                        Commission file number: 0-29939

                                 --------------

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

                                 --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     At September 12, 2002, 22,523,887 shares of common stock of the Registrant were outstanding.

===============================================================================

                         OMNIVISION TECHNOLOGIES, INC.

                                    INDEX



                                                                           Page
                                                                           ----
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - July 31, 2002 and
             April 30, 2002................................................  3

           Condensed Consolidated Income Statements - Three Months
             Ended July 31, 2002 and 2001..................................  4

           Condensed Consolidated Statements of Cash Flows - Three Months
             Ended July 31, 2002 and 2001..................................  5

           Notes to Condensed Consolidated Financial Statements............  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 30


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 31

Item 6.  Exhibits and Reports on Form 8-K.................................. 31

Signatures................................................................. 32



PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                         OMNIVISION TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)


                                                            July 31,  April 30,
                                                              2002      2002
                                                              ----      ----
ASSETS

Current assets:
  Cash and cash equivalents................................ $ 56,276  $ 55,803
  Short-term investments...................................       --     2,002
  Accounts receivable, net.................................   13,574    10,787
  Inventories..............................................    6,075     3,244
  Refundable and deferred income taxes.....................    3,066     3,066
  Prepaid expenses and other assets........................    2,278       987
                                                            --------  --------
    Total current assets...................................   81,269    75,889

Property, plant and equipment, net.........................    7,416     6,164
Other non-current assets...................................      292       288
                                                            --------  --------
    Total assets........................................... $ 88,977  $ 82,341
                                                            ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................... $  9,588  $  5,865
  Accrued expenses and other liabilities...................    4,454     4,306
  Deferred revenue.........................................      874       651
                                                            --------  --------
    Total current liabilities..............................   14,916    10,822
                                                            --------  --------

Commitments and Contingencies (Note 8)

Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares authorized;
    22,496 and 22,287 shares issued and outstanding........       22        22
  Additional paid-in capital...............................   96,284    95,469
  Deferred compensation related to stock options...........     (374)     (479)
  Accumulated deficit......................................  (21,871)  (23,493)
                                                            --------  --------
    Total stockholders' equity.............................   74,061    71,519
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 88,977  $ 82,341
                                                            ========  ========


        The accompanying notes are an integral part of these Condensed
                    Consolidated Financial Statements.

                          OMNIVISION TECHNOLOGIES, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                           Three Months Ended
                                                         ----------------------
                                                          July 31,    July 31,
                                                            2002        2001
                                                            ----        ----
Revenues..................................................  $ 16,790  $ 11,161
Cost of revenues*.........................................    10,274     6,133
                                                            --------  --------
Gross profit..............................................     6,516     5,028
                                                            --------  --------

Operating expenses:
  Research and development*...............................     2,630     1,688
  Selling, general and administrative*....................     2,080     3,239
  Stock compensation charge*..............................       114       158
                                                            --------  --------
    Total operating expenses..............................     4,824     5,085
                                                            --------  --------

Income (loss) from operations.............................     1,692       (57)
Interest income (expense), net............................       216       567
                                                            --------  --------
Income before income taxes................................     1,908       510
Provision for income taxes................................       286        --
                                                            --------  --------
Net income................................................  $  1,622  $    510
                                                            ========  ========

Net income per share:
  Basic...................................................  $   0.07  $   0.02
                                                            ========  ========
  Diluted.................................................  $   0.07  $   0.02
                                                            ========  ========

Shares used in computing net income per share:
  Basic...................................................    22,265    21,693
                                                            ========  ========
  Diluted.................................................    24,137    24,377
                                                            ========  ========

(*)Stock-based compensation charges included in:
  Cost of revenues........................................  $      3  $      9
                                                            ========  ========
  Operating expenses:
    Research and development..............................  $     46  $     87
    Selling, general and administrative...................        68        71
                                                            --------  --------
                                                            $    114  $    158
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

                          OMNIVISION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                           Three Months Ended
                                                         ----------------------
                                                          July 31,    July 31,
                                                            2002        2001
                                                            ----        ----
Cash flows from operating activities:
  Net income............................................... $  1,622  $    510
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization..........................      205       191
    Allowance for doubtful accounts and sales returns......     (122)     (132)
    Amortization of deferred compensation..................      117       167
    Changes in assets and liabilities:
      Accounts receivable..................................   (2,665)     (115)
      Inventories..........................................   (2,831)    1,709
      Prepaid expenses and other assets....................   (1,295)     (736)
      Accounts payable.....................................    3,723     2,141
      Accrued expenses and other liabilities...............      148      (281)
      Deferred revenue.....................................      223       149
                                                            --------  --------
        Net cash provided by (used in) operating activities     (875)    3,603
                                                            --------  --------
Cash flows from investing activities:
  Proceeds from sale of short-term investments.............    2,002        --
  Purchases of property, plant and equipment...............   (1,457)     (317)
                                                            --------  --------
        Net cash provided by (used in) investing activities      545      (317)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net..............      804       302
  Payment for repurchase of common stock, net..............       (1)       (4)
                                                            --------  --------
        Net cash provided by financing activities..........      803       298
                                                            --------  --------

Net increase in cash and cash equivalents..................      473     3,584
Cash and cash equivalents at beginning of period...........   55,803    51,053
                                                            --------  --------

Cash and cash equivalents at end of period................. $ 56,276  $ 54,637
                                                            ========  ========


        The accompanying notes are an integral part of these Condensed
                    Consolidated Financial Statements.

                          OMNIVISION TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended July 31, 2002 and 2001
                                  (unaudited)


Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited condensed consolidated financial statements as of July 31, 2002 and April 30, 2002 and for the three months ended July 31, 2002 and 2001 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2002 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended April 30, 2002, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003 or any other future interim period, and the Company makes no representations related thereto.

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

                          OMNIVISION TECHNOLOGIES, INC.

               For the Three Months Ended July 31, 2002 and 2001
                                  (unaudited)


Note 4 - Balance Sheet Accounts (In Thousands)
---------------------------------------------

                                                            July 31,  April 30,
                                                              2002      2002
                                                              ----      ----
Cash and cash equivalents:
  Cash..................................................... $  3,178  $  3,625
  Money market funds.......................................   33,624    10,303
  Commercial paper.........................................   19,474    41,875
                                                            --------  --------
                                                            $ 56,276  $ 55,803
                                                            ========  ========

Short-term investments:
  Corporate notes.......................................... $     --  $  2,002
                                                            ========  ========

Inventories:
  Work in progress......................................... $  4,995  $  2,361
  Finished goods...........................................    1,080       883
                                                            --------  --------
                                                            $  6,075  $  3,244
                                                            ========  ========


Prepaid expenses and other assets:
  Prepaid expenses........................................  $  1,143  $    510
  Other receivables.......................................     1,135       477
                                                            --------  --------
                                                            $  2,278  $    987
                                                            ========  ========


Note 5 - Net Income Per Share
-----------------------------

     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the period indicated (in thousands, except per share data):

                                                           Three Months Ended
                                                         ----------------------
                                                          July 31,    July 31,
                                                            2002        2001
                                                            ----        ----
Numerator:
  Net income..............................................  $  1,622  $    510
                                                            ========  ========
Denominator:
  Weighted average shares.................................    22,422    22,066
  Weighted average unvested common stock subject to
    repurchase............................................      (157)     (373)
                                                            --------  --------
  Denominator for basic net income per share..............    22,265    21,693
  Effect of dilutive securities:
    Common stock options..................................     1,715     2,311
    Unvested common stock subject to repurchase...........       157       373
                                                            --------  --------
Denominator for dilutive net income per share.............    24,137    24,377
                                                            ========  ========
Basic net income per share................................  $   0.07  $   0.02
                                                            ========  ========
Diluted net income per share..............................  $   0.07  $   0.02
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

                          OMNIVISION TECHNOLOGIES, INC.

               For the Three Months Ended July 31, 2002 and 2001
                                  (unaudited)


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

     The Company sells its products primarily in the United States and to the Asia Pacific region. Revenues by geographic locations based on the country or region of the customer were as follows (in thousands):

                                                           Three Months Ended
                                                         ----------------------
                                                          July 31,    July 31,
                                                            2002        2001
                                                            ----        ----
 Hong Kong................................................  $  7,647  $  1,368
 Taiwan...................................................     4,142     1,471
 United States............................................     2,778     6,489
 Japan....................................................       896       670
 Korea....................................................       569       461
 Singapore................................................        --       315
 China....................................................       427        95
 All other................................................       331       292
                                                            --------  --------
                                                            $ 16,790  $ 11,161
                                                            ========  ========


Note 8 - Commitments and Contingencies
--------------------------------------

     In December 2000, the Company established an indirect wholly owned Chinese subsidiary, HuaWei Semiconductor (Shanghai) Co., Ltd., or HuaWei Semiconductor. HuaWei Semiconductor is a wholly owned subsidiary of HuaWei Technology International, Ltd., or HuaWei, a Cayman Islands company that is itself wholly owned by OmniVision. The Company established HuaWei Semiconductor as part of its efforts to reduce the costs associated with the testing of its CMOS image sensors. The Company currently anticipates that in addition to using HuaWei Semiconductor as a testing facility, the Company may expand the scope of its operations at HuaWei Semiconductor to include other processes associated with the manufacturing of its products, such as color filter applications. The Company recently increased the registered capital of HuaWei Semiconductor to $30.0 million, from an initial $12.0 million commitment. Of HuaWei Semiconductor's $30.0 million in registered capital, $7.5 million had been funded as of July 31, 2002. HuaWei made this investment in HuaWei Semiconductor through capital provided by the Company from the Company's available working capital. Of the remaining $22.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei, $4.5 million must be funded by January 2004 and $18.0 million must be funded by January 2005. Of the $7.5 million invested in HuaWei Semiconductor through July 31, 2002, $5.5 million was used to pay for land use rights and to building contractors in partial payment for the construction of the facility, $0.7 million was expended for general operating expenses and $1.3 million remained available for future use.

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

                          OMNIVISION TECHNOLOGIES, INC.

               For the Three Months Ended July 31, 2002 and 2001
                                  (unaudited)


     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against the Company, some of its directors and officers, and various underwriters for its initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company's offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company's offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of its common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The issuers in the coordinated action have recently filed a consolidated motion to dismiss.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results". These forward-looking statements include, but are not limited to: the statements relating to the development of new products in new and existing markets, the expansion of the range of picture resolutions offered in our products, the development of new products which require only three volts for portable applications, the improvement of image quality, the integration of additional functions and the continued improvement to the interface chip in the second paragraph under "Overview;" the statements relating to the generation of revenues from five-volt and three-volt products in the remainder of fiscal year 2003 in the third paragraph under "Overview;" the statements relating to technology leadership and increase in research and development expenses in the seventh paragraph under "Overview;" the statements regarding the expansion of the scope of our operations at HuaWei Semiconductor, the additional capital expenditures required by HuaWei Semiconductor, the future funding sources for HuaWei and the potential nature of future third party funding of HuaWei Semiconductor in the last paragraph under "Overview;" the statements regarding the expected increases of research and development costs under "Research and Development;" the statements regarding increases in selling, general and administrative expenses under "Selling, General and Administrative;" the statements regarding the size of and amortization of compensation charges under "Stock Compensation Charge;" the statements regarding the effect of our obligations and commitments on liquidity and capital resources; the expansion of the scope of our operations at HuaWei Semiconductor; the additional capital expenditures required for the development of HuaWei Semiconductor; the future funding sources for HuaWei and the potential nature and availability of future third party funding of HuaWei Semiconductor in the first paragraph under "Contractual Obligations and Commercial Commitments;" the statements regarding cash resources available to meet capital requirements in the second paragraph under "Contractual Obligations and Commercial Commitments;" the statements regarding the effect of and exposure to foreign currency exchange rate risk under "Foreign Currency Exchange Risk;" and the statements regarding the effect of and exposure to market interest rate risk under "Quantitative and Qualitative Discussion of Market Interest Rate Risk;" among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results." All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.


Overview
--------

     We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called a CameraChip(tm), is used to capture an image in cameras and camera related products in high-volume imaging applications such as personal computer cameras, digital still cameras, security and surveillance cameras, personal digital assistant cameras and mobile phone cameras and cameras for automobiles and toys for both still picture and live video applications. Our CameraChips are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. Our single chip CameraChips can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional charge coupled device, or CCD, technology, or multiple chip CMOS image sensors. Unlike some competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. We believe that we supply one of the most highly integrated single chip CMOS image sensor solutions available today.

     Image sensors are characterized by several important attributes such as picture resolution, color, lens size, voltage requirements and type of video output. We intend to continue developing new CameraChips aimed at new and existing markets. We plan to expand the range of picture resolutions we offer, provide additional CameraChips that require only three volts for portable applications and further improve image quality and integrate additional functions into our CameraChips. In addition, we developed and market a family of interface chips that include

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

compression capabilities and which connect a camera to the universal serial bus on personal computers, and we plan to continue to make improvements to that product as well.

     Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and higher resolution and higher quality image sensors in 1998 and 1999. For Fiscal Years 2002, 2001 and 2000, the majority of our revenues were generated from sales of our five-volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that an equally significant portion of our revenues in the fiscal year ending April 30, 2003, or Fiscal Year 2003, will be generated from three-volt color image sensors which are used primarily in digital still cameras, personal computer cameras and cellular phone accessories and also from our five-volt color image sensors, which are used primarily in affordable and easy to use personal computer cameras as well as security and surveillance cameras.

     We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers' representatives. Our CameraChips are sold to camera manufacturers who market camera products under their own brand. We also sell to large manufacturing companies that produce camera products for others to market under different brand names.

     We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC. A majority of our unit sales of CameraChips for the three months ended July 31, 2002 are color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan, and TSMC. We outsource the packaging of our image sensors to Kyocera Corporation, or Kyocera, Pan Pacific Semiconductor Co., Ltd., or PPSC, and Alphatec Semiconductor Packaging Co., or Alphatec. Outside testing services do not offer suitable tests for the key parameter of product performance and image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

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

     In December 2000, we established an indirect wholly owned Chinese subsidiary, HuaWei Semiconductor (Shanghai) Co., Ltd., or HuaWei Semiconductor, as part of our efforts to reduce the costs associated with the testing of our CMOS image sensors. HuaWei Semiconductor is a wholly owned subsidiary of HuaWei Technology International, Ltd., or HuaWei, a Cayman Islands company that is itself wholly owned by us. We currently anticipate that in addition to using HuaWei Semiconductor as a testing facility, we may expand the scope of our operations at HuaWei Semiconductor to include other processes associated with the manufacturing of our products, such as color filter applications. We recently increased the registered capital of HuaWei Semiconductor to $30.0 million, from an initial $12.0 million commitment. Of HuaWei Semiconductor's $30.0 million in registered capital, $7.5 million had been funded as of July 31, 2002. HuaWei made this investment in HuaWei Semiconductor through capital provided by us from our available working capital. Of the remaining $22.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei, $4.5 million must be funded by January 2004 and $18.0 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

must be funded by January 2005. We currently anticipate that development efforts for HuaWei Semiconductor will require additional capital expenditures of approximately $30.0 million through April 30, 2003. We expect to fund HuaWei Semiconductor through a combination of funds invested directly through HuaWei from our available working capital and by investments from third parties. Third party financing for HuaWei Semiconductor could include debt financing from banking institutions or an equity financing transaction.

Critical Accounting Policies
----------------------------

     For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

Results of Operations
---------------------

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                           Three Months Ended
                                                         ----------------------
                                                            July 31,   July 31,
                                                              2002       2001
                                                              ----       ----
Revenues..................................................    100.0%    100.0%
Cost of revenues..........................................     61.2      55.0
                                                             ------    ------
  Gross profit............................................     38.8      45.0
                                                             ------    ------
Operating expenses:
  Research and development................................     15.6      15.1
  Selling, general and administrative.....................     12.4      29.0
  Stock compensation charge...............................      0.7       1.4
                                                             ------    ------
    Total operating expenses..............................     28.7      45.5
                                                             ------    ------
Income (loss) from operations.............................     10.1      (0.5)
Interest income (expense), net............................      1.3       5.1
                                                             ------    ------
Income before income taxes................................     11.4       4.6
Provision for income taxes................................      1.7        --
                                                             ------    ------
Net income................................................      9.7%      4.6%
                                                             ======    ======


Three Months Ended July 31, 2002 as Compared to Three Months Ended July 31,
---------------------------------------------------------------------------
2001
----

Revenues
--------

     We derive revenues from the sale of our CameraChip products and other companion circuits for use in a variety of high-volume applications. Revenues for the three months ended July 31, 2002 increased 50% to approximately $16.8 million from $11.2 million for the three months ended July 31, 2001. The increase in revenues during the three months ended July 31, 2002 was primarily due to sharply increased demand by our contract manufacturing customers which are engaged in the manufacturing of digital still cameras, increases in toy camera revenues and increased cell phone camera revenues. These increases were partially offset by decreases in revenues from PC video camera sensors which declined for the three months ended July 31, 2002 from the same period in fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     The major product families and their related primary applications for the three months ended July 31, 2002 and 2001, respectively, were as follows (in thousands):


                                                           Three Months Ended
                                                         ----------------------
                                                            July 31,   July 31,
     Product Family             Primary Application           2002       2001
------------------------  --------------------------------    ----       ----
Analog - high resolution. Security and surveillance, toy
                          cameras, automotive.............. $  6,466  $  8,246
Digital - high resolution Digital still cameras, cell phone
                          cameras, PC cameras..............    6,108       757
Digital - low resolution. Cell phone cameras, video phone,
                          PC cameras.......................    1,875       619
Analog - low resolution.. Security and surveillance, toy
                          cameras..........................    1,830     1,187
Other.................... Interface chips..................      511       352
                                                            --------  --------
                                                            $ 16,790  $ 11,161
                                                            ========  ========


     Domestic and international revenues for the three months ended July 31, 2002 were $2.8 million and $14.0 million, respectively, as compared to $6.5 million and $4.7 million, respectively, for the three months ended July 31, 2001, representing a shift from the year ago quarter in our revenue by geographic region from domestic to Asia-Pacific manufacturers. Because of the preponderance of Asia Pacific manufacturers and the fact that virtually all purchasers of the Company's image sensors sell their products globally, such figures do not reflect geographic distribution of sales into end-user markets. For the three months ended July 31, 2002, no single original equipment manufacturing, or OEM, customer accounted for 10% or more of revenues. For the three months ended July 31, 2001, one of our security camera manufacturer customers, X10 Wireless Technology, Inc., or X10, represented approximately 54% of revenues. No other single OEM customer accounted for 10% or more of revenues in the three months ended July 31, 2001. Our two largest distributors during the three months ended July 31, 2002 were Gain Tune, Ltd, or Gain Tune, based in Hong Kong, and World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for 13.7% and 10.7% of revenues, respectively. Gain Tune is an affiliated entity of World Peace. Our two largest distributors during the three months ended July 31, 2001 were World Peace which accounted for 8% of revenues and SEC Development Co. Ltd., or SEC, headquartered in Hong Kong, which accounted for 6% of revenues.

Gross Profit
------------

     Gross margins for the three months ended July 31, 2002 and 2001 were 38.8% and 45.0% of revenues, respectively. The decrease in gross margin for the three months ended July 31, 2002 was primarily due to the proportionately greater beneficial impact in the year ago period from the sale of previously written-off inventory and a one-time $0.6 million payment to secure additional production capacity. Gross profit for the first quarter of fiscal 2003 included a gross profit of approximately $0.8 million from the sale of inventory that we had written-off in prior years, offset in part by the $0.6 million one-time payment to secure additional production capacity. For the three months ended July 31, 2001, $1.1 million of the margin was attributable to gross profit from the sale of inventory that we had written-off in prior years. Excluding the gross profit from the sale of the written-off inventory and the one-time payment to secure additional production capacity, the gross margin would have been 39.2% of revenues for the quarter ended July 31, 2002 as compared to 34.8% of revenues in the corresponding quarter of the previous fiscal year. The increase in gross margin on an adjusted basis for the three months ended July 31, 2002 was due to component cost reductions and yield improvements partially offset by changes in product mix.

Research and Development
------------------------

     Research and development expenses for the three months ended July 31, 2002 and 2001 were approximately $2.6 million and $1.7 million, respectively. As a percentage of revenues, research and development expenses for the three months ended July 31, 2002 and 2001 represented 15.6% and 15.1%, respectively. Our research and development expenses for the three months ended July 31, 2002 increased by approximately $1.0 million from the same period in the prior year due to a $0.6 million increase in expenses related to new product development required to improve our current product line and support new product introductions and a $0.3 million increase in salaries and payroll-related expenses associated with additional personnel. Research and development expenses consist primarily

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses may increase in absolute dollars and as a percentage of revenues as we design and develop our next generation of CameraChip products.

Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses for the three months ended July 31, 2002 and 2001 were approximately $2.1 million and $3.2 million, respectively. The decrease in selling, general and administrative expenses of approximately $1.1 million for the three months ended July 31, 2002 from the same period in the prior year was a result primarily of the approximately $1.7 million decrease in legal expenses associated with patent litigation in fiscal year 2002. The decrease in legal expenses was partially offset by a $0.2 million increase in commissions related to increased revenues and $0.2 million in increased salaries and payroll related expenses associated with additional personnel. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2002 and 2001 represented 12.4% and 29.0%, respectively. Selling, general and administrative expenses decreased as a percentage of revenues for the three months ended July 31, 2002 from the three months ended July 31, 2001 as a result primarily of the decrease in legal expenses associated with patent litigation combined with the increase in revenues. We expect that our future selling, general and administrative expenses may increase in absolute dollars and may decrease as a percentage of revenues.

Stock Compensation Charge
-------------------------

     We incurred stock compensation charges of approximately $0.1 million and $0.2 million for the three months ended July 31, 2002 and 2001, respectively. As of July 31, 2002, deferred compensation totaled approximately $5.2 million and represents the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options to purchase our common stock on the date of grant, is amortized on an accelerated basis as the options vest. We expect deferred compensation charges of approximately $0.4 million as of July 31, 2002 are to be amortized on an accelerated basis over the vesting period of the stock options of generally five years.

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

Interest Income (Expense), Net
------------------------------

     Interest income and interest expense, net for the three months ended July 31, 2002 and 2001 were income of approximately $0.2 million and $0.6 million, respectively. Interest income and interest expense, net, decreased for the three months ended July 31, 2002 primarily due to a decline in interest rates. These funds are invested in interest-bearing accounts consisting primarily of high-grade corporate securities and money market accounts maturing approximately twelve months or less from the date of purchase.

Provision for Income Taxes
--------------------------

     We generated approximately $1.9 million and $0.5 million in income before income taxes for the three months ended July 31, 2002 and 2001, respectively. We recorded a provision for income taxes for the three months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

July 31, 2002 of approximately $0.3 million and we had no provision for income taxes in the comparable prior year period after taking into consideration the utilization of the prior years' net operating loss carryforwards and credits.

Liquidity and Capital Resource
------------------------------

     Principal sources of liquidity at July 31, 2002 consisted of cash and cash equivalents of $56.3 million.

     Our working capital increased by approximately $1.3 million to $66.4 million as of July 31, 2002 from $65.1 million as of April 30, 2002. The increase was primarily attributable to a $2.8 million increase in both inventories and accounts receivable, consistent with the increase in revenues from prior year levels during the three months ended July 31, 2002, and a $1.3 million increase in prepaid expenses and other assets, partially offset by a $2.0 million decrease in short-term investments and a $3.7 million increase in accounts payable.

     For the three months ended July 31, 2002, our use of cash in operating activities totaled approximately $0.9 million as compared to cash provided by operating activities of $3.6 million for the similar period in the prior year, primarily due to a $2.8 million increase in inventories to support future sales and a $2.8 million increase in accounts receivable consistent with the increase in current quarter revenues, and a $1.3 million increase in prepaid expenses and other assets, which were partially offset by net income of approximately $1.6 million for the three months ended July 31, 2002 and $3.7 million increase in accounts payable.

     For the three months ended July 31, 2002, our cash provided by investing activities increased to approximately $0.5 million from a use of $0.3 million for the similar period in the prior year, primarily due to $2.0 million in proceeds from the sale of short-term investments, partially offset by $1.5 million in purchases of property, plant and equipment. Net cash used for investing activities of $0.3 million for the three months ended July 31, 2001, resulted from purchases of property, plant and equipment.

     For the three months ended July 31, 2002, net cash provided by financing activities increased to approximately $0.8 million from $0.3 million for the similar period in the prior year. The increase was primarily due to an increase in proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and from employee purchases through the employee stock purchase plan which totaled $0.8 million during the three months ended July 31, 2002 as compared to $0.3 million for the similar period in the prior year.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following summarizes our contractual obligations and commercial commitments as of July 31, 2002 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

                                        Less than     1 - 3   4 - 5    After
                               Total     1 Year       Years   Years   5 Years
                               -----     ------       -----   -----   -------
Contractual Obligations
-----------------------
Operating leases............. $  1,478    $  758   $    720   $  --  $    --

Other Commercial Commitments
----------------------------
Investment in China..........   22,500        --     22,500      --       --
                              --------    ------   --------   -----  -------
Total contractual obligations
  and commercial commitments. $ 23,978    $  758   $ 23,220   $  --  $    --
                              ========    ======   ========   =====  =======



    The $22.5 million commercial commitment referenced in the table above regarding our investment in China relates to the remaining $22.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei. We established HuaWei Semiconductor as part of our efforts to reduce the costs associated with the testing of our CMOS image sensors. We currently anticipate that in addition to using HuaWei Semiconductor as a testing facility, we may expand the scope of our operations at HuaWei Semiconductor to include other processes associated with the manufacturing of our products, such as color filter applications. We currently anticipate that development

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

efforts for HuaWei Semiconductor will require additional capital expenditures of approximately $30.0 million through April 30, 2003. We expect to fund HuaWei Semiconductor through a combination of funds invested directly through HuaWei from our available working capital and by investments from third parties. Third party financing for HuaWei Semiconductor could include debt financing from banking institutions or an equity financing transaction. Third party financing may not be available to us when and as required or on terms that are favorable to our stockholders and us. In the event we are unable to obtain financing from third parties, the issuance of our equity securities, including securities convertible into our equity securities, would dilute the ownership interests of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation.

     We currently expect our available cash, cash equivalents, and short-term investments, together with cash that we anticipate to be generated from business operations, to be sufficient to satisfy our foreseeable working capital requirements. Our ability to generate cash from operations is subject to substantial risks described below under the caption "Factors Affecting Future Results." We encourage you to review these risks carefully. If we are unable to generate sufficient cash from our operations, it would have a material adverse effect on our business and financial condition.

Other Matters
-------------

     The Audit Committee approved the non-audit services and associated fees to be performed by PricewaterhouseCoopers LLP.

Internal Controls
-----------------

     We perform an ongoing review of internal controls as appropriate for our accounting and reporting requirements. Subsequent to the date of our latest evaluation of internal controls, there were no significant changes in our internal controls or other factors that could significantly affect these controls.


                       FACTORS AFFECTING FUTURE RESULTS

     You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

We have a history of losses, and in future periods we may not be able to
------------------------------------------------------------------------
achieve or sustain profitability.
--------------------------------

     We incurred net losses of approximately $1.3 million in fiscal 2002 and $11.6 million in fiscal 2001. In fiscal 2000, the only year in which we were profitable on a fiscal year basis, our net income was approximately $3.4 million. In the three months ended July 31, 2002, our net income was $1.6 million. We may not be able to achieve profitability in future periods, including subsequent quarters or on an annual basis in fiscal 2003 and beyond. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, including the development of new products and expenses related to the funding of HuaWei Semiconductor, which could impair our ability to achieve and sustain profitability. In addition, as we hire additional personnel and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. We will also incur substantial noncash charges relating to the amortization of unearned compensation. Other risks, such as product yields and competition, associated with our business described elsewhere in this section, many of which are beyond our control, could also affect our ability to achieve and sustain profitability. If our revenues do not increase, we may not subsequently achieve or sustain profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The continued economic slowdown has adversely affected our revenues and may
---------------------------------------------------------------------------
continue to do so in the future.
-------------------------------

     Since the third quarter of fiscal 2001, our customers and distributors, primarily our PC video camera customers and distributors, have been impacted by significantly lower demand for camera related products, which forced them to unexpectedly reschedule or cancel orders for our products. As a result, our revenues and earnings have been adversely affected. If the macroeconomic climate, especially with respect to investments in technology such as ours, does not improve, our revenues and operating results may continue to be adversely affected. In addition, if the demand for our products, and in particular our camera-related products such as PC video cameras, does not increase as we expect, or if it were to lessen for any reason, we may not be able to meet analysts' projections for future operating results, which would likely cause our stock price to decline, potentially significantly.

Problems with wafer manufacturing yields could result in higher operating
-------------------------------------------------------------------------
costs, and could impair our ability to meet customer demands for our products.
-----------------------------------------------------------------------------

     The fabrication of our products requires wafers to be produced in a highly controlled and clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the particular foundry's manufacturing process technology. Low yields may result from design errors or manufacturing failures in new or existing products. Yield problems may not be determined or improved until an actual image sensor is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We only test our products after they are assembled, as their optical nature makes earlier testing difficult and expensive. The risks associated with yields are even greater because we rely on third party offshore foundries for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve the planned yields, this will result in higher costs and reduced product availability. Problems with wafer manufacturing yields may also impair our ability to timely deliver products to our customers which could adversely affect our customer relations and make it more difficult to sustain and grow our business.

We may not adequately forecast the number of wafers we need, and therefore we
-----------------------------------------------------------------------------
may not be able to react to fluctuations in demand for our products, which
--------------------------------------------------------------------------
could adversely affect our operating results.
--------------------------------------------

     We must forecast the number of wafers we need from each of our foundries. However, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may retain excess wafer inventories, which could adversely affect our operating results, including a reduction in our gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales which could harm our relationship with existing customers and potential customers and impair our ability to grow our business. We have experienced problems with accurately estimating wafer requirements in the past. For example, as a consequence of a product order forecast which proved to be greater than market demand for our products, we recognized an $18.7 million inventory adjustment in fiscal 2001.

We face intense competition in our markets from more established CCD image
--------------------------------------------------------------------------
sensor manufacturers and CMOS image sensor manufacturers, and, if we are unable
-------------------------------------------------------------------------------
to compete successfully, we will not achieve our financial objectives.
---------------------------------------------------------------------

     The image sensor market is intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current products face competition from a number of sources including companies which sell CCD image sensors as well as other companies which sell multiple chip CMOS image sensors. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products, reducing our profits and reducing our market share. We expect competition in our markets to increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. Our competition includes CCD image sensor manufacturers, including Fuji Corporation, or Fuji, Matsushita Electric Industrial, or Matsushita, Nippon Electric Corporation or NEC, Sharp Corporation, or Sharp, Sony Corporation, or Sony, and Toshiba Corporation, or Toshiba, as well as CMOS image sensor manufacturers such as Agilent Technologies, Inc., Conexant Systems, Inc., Hyundai Electronics Industries Co. Ltd., IC Media, Mitsubishi Electronic, Motorola, Inc., National Semiconductor, ST Microelectronics and Toshiba Corporation. In addition, there are a large number of smaller startup companies, including Photobit Corporation and Zoran Corporation, which may or do compete with us. In particular, Hyundai and Agilent Technologies ship significant volumes of multiple chip CMOS image sensors.

     In addition, for competitive reasons, or otherwise, some of our competitors may acquire or enter into strategic or commercial agreements or arrangements with our foundries or third party providers of color filter processing, assembly services or packaging services. As a result of such agreements or arrangements, our ability to secure sufficient capacity from these manufacturers and service providers to meet our customer demands may be impaired. In addition, competitors may enter into exclusive relationships with product distributors, which could impair our ability to sell our products and grow our business. We have experienced these types of competitive pressures in the past. In 1999, we had to replace one of our largest distributors with Wintek Electronics Co., Ltd., because that distributor decided to distribute a competitor's products.

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

     We do not have long term supply agreements with any of our foundries and instead secure manufacturing availability on a purchase order basis. These foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these foundries and TSMC or PSC may reallocate capacity to other customers, even during periods of high demand for our products. If any of our foundries were to become unable or unwilling to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult and could result in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to manufacturing services. We are also exposed to additional risks if we decide to transfer our production of semiconductors from one foundry to another. We may qualify additional foundries in the future, which is a time consuming and difficult process that could result in unforeseen product or operation problems. If we do not qualify additional foundries, we may be exposed to increased risk of capacity shortages due to our complete dependence on our foundries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our reliance on third party vendors for color filter processing services could
------------------------------------------------------------------------------
adversely affect our ability to deliver our products to our customers and
-------------------------------------------------------------------------
reduces our control over delivery schedules, product quality and cost.
---------------------------------------------------------------------

     After our wafers are produced, they are color filter processed by two independent vendors, TSMC and Toppan. We do not have long-term agreements with any of these vendors and typically obtain services from them on a purchase order basis. If for any reason one or more of our current vendors was unable or unwilling to continue to provide color filter processing services and deliver products of acceptable quality, at acceptable costs and in a timely manner, this could severely impair our ability to deliver our products to our customers which would harm our operating results and prospects. We would also have to identify and qualify substitute vendors, which could be time consuming and difficult and result in unforeseen operations problems. If competition for color filter processing capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to these services. There are a limited number of companies that provide these services, and in the event our current providers of color filtering processing services refuse or are unable to continue to provide these services to us, we may not be able to procure these services from alternate service providers. Furthermore, if customer demand for our products increases, we may not be able to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on third party vendors to provide color filter processing services involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or could increase our costs of manufacturing, assembling or testing our products.

We rely on a limited number of third party vendors to provide packaging
-----------------------------------------------------------------------
services for our CMOS image sensors.
-----------------------------------

     We have historically outsourced our entire packaging requirement for our image sensors to Kyocera, PPSC and Alphatec. Kyocera is currently our sole provider of ceramic chip packages which are generally used in our higher-priced products. In addition, PPSC is currently the sole provider of plastic chip packages, which are generally used in our lower-priced product lines. Plastic packaging services are important to our ability to reduce costs because plastic packaging is less expensive than ceramic packaging and, consequently, our industry is evolving to rely more heavily on plastic packaging. We do not currently have long-term agreements with any of these vendors and typically obtain services from them on a purchase order basis. If one or more of these current vendors was unable or unwilling to continue to provide these packaging services for any reason, our ability to deliver our CMOS image sensors could be materially adversely affected which would harm our operating results and prospects. If competition for packaging capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to these services. We would also have to identify and qualify substitute vendors, which could be time consuming and difficult and result in unforeseen operations problems. There are a limited number of companies that provide these services, and in the event our current packaging service providers refuse or are unable to continue to provide these services to us, we may not be able to procure these services from alternate third party service providers. Furthermore, if customer demand for our products increases, we may not be able to secure sufficient additional capacity from our current packaging service providers on commercially reasonable terms, if at all. Moreover, we rely on these packaging vendors for quality assurance purposes, which affects our yields. If we experience quality control problems with the packaging of our products, this could result in product shortages or could increase the costs of manufacturing, assembling and testing our products, which would adversely affect our gross margins.

Our ability to deliver products that meet our customers' requirements is
------------------------------------------------------------------------
dependent upon our ability to meet new and changing requirements for color
--------------------------------------------------------------------------
filter processing and assembly and product packaging.
----------------------------------------------------

     We expect that, as our products develop to meet new and changing industry and customer requirements, our requirements for color filter processing and ceramic and plastic packaging services will also evolve. We expect that our industry will continue to evolve to adopt to incorporate new technologies and materials that improve the quality of image sensor products and also reduce manufacturing costs. Our ability to deliver products that meet customer demands and our ability to attain and sustain profitability is dependant upon our ability to procure services that meet these new requirements on a cost-effective basis. We have historically relied exclusively on third parties to provide

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

these services, and there can be no assurances that these third parties will be able to provide services that meet new requirements. Furthermore, even if these third party vendors are able to provide services that meet the new and evolving requirements, these services may not be available on a cost basis that enables us to achieve or sustain profitability.

We do not have long-term commitments from our customers, and we allocate
------------------------------------------------------------------------
resources based on our estimates of customer demand, which could lead to excess
-------------------------------------------------------------------------------
inventory and lost revenue opportunities.
----------------------------------------

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand, which are based on historical trends. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell or we may have to sell our products to other customers for lower prices. As a result, we would have excess inventory, which would have an adverse impact on our results of operations. For example, one customer, Creative, unexpectedly cancelled its purchase orders for one of our products in the second quarter of fiscal 2001, which resulted in our shipping substantially fewer quantities to them in the third and fourth quarters of fiscal 2001 and contributed to a higher than expected inventory position. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we may forego revenue opportunities, lose market share and damage our customer relationships.


Fluctuations in our quarterly operating results make it difficult to predict
----------------------------------------------------------------------------
our future performance and may result in volatility in the market price of our
------------------------------------------------------------------------------
common stock.
------------

     Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors , many of which are beyond our control. These factors, many of which are more fully discussed in other risk factors, include:

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

     In the past, our introduction of new products and our product mix have affected our quarterly operating results. Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. We typically experience lower yields in the manufacturing of newer products, and consequently our gross margins with new products have historically been lower than our gross margins from our older, more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses, including our future capital commitments such as those with HuaWei Semiconductor, and our inventory levels are based on our expectations of future revenues and are relatively fixed. Consequently, if revenues in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high and our operating results for that quarter and, potentially future quarters, may be harmed.

     Certain other factors have in the past caused and are likely in the future to cause fluctuations in our quarterly operating results. These factors are industry risks over which we have little or no control. These factors include:

     o the growth of the market for products and applications using CMOS image sensors;

     o the timing and amount of orders from our customers, including camera manufacturers and distributors;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     o the deferral of customer orders in anticipation of new products, designs or enhancements by us or our competitors; and

     o the announcement and introduction of products and technologies by our competitors.

     Any one or more of these factors is difficult to forecast and could result in fluctuations in our quarterly operating results. Our revenue or operating results in a given quarter could be substantially less than anticipated by market analysts, which could result in a substantial decline in our stock price. In addition, quarter-to-quarter variations, such as those recently experienced, could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter to quarter for many reasons beyond our control, including those described in this section. As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy. In addition, historical revenue growth rates will not necessarily be sustainable in the future or indicative of future growth rates. If our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed, which could lead to a dramatic decline in our stock price. Fluctuations in our quarterly operating results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance.

Declines in our average sales prices may result in declines in our gross
------------------------------------------------------------------------
margins.
-------

     Because the image sensor market is characterized by intense competition, and price reductions for our products are necessary to meet consumer price-points, we expect to experience market driven pricing pressures. We expect that there will be a continued decline in average sales prices for many of our products. We believe that we can offset declining average sales prices. However, if we are unable to achieve cost reductions by achieving manufacturing cost efficiencies and technological advances, or are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at stable average gross margins, we will lose revenues and gross margins will decline.

We depend on the acceptance of CMOS technology for mass market image sensor
---------------------------------------------------------------------------
applications, and any delay in the widespread acceptance of this technology
---------------------------------------------------------------------------
could adversely affect our ability to increase our revenues and improve our
---------------------------------------------------------------------------
earnings.
--------

     Our business strategy depends on the rapid and widespread adoption of the CMOS fabrication process for image sensors and the acceptance of our single chip technology. The image sensor market has been dominated by CCD technology for over 25 years. Although CMOS technology has been available for over 20 years, CMOS technology has only recently been used in image sensors. Along with the other risk factors described in this section, the following are examples of factors may delay the widespread adoption of the CMOS fabrication process and our single chip technology, the occurrence of any of which could adversely affect our ability to increase our revenues and earnings:

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

     o the uncertainty of emerging markets for products incorporating CMOS technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

If the demand for our products in current markets and emerging markets fails to
-------------------------------------------------------------------------------
increase as we anticipate, our growth prospects would be diminished.
-------------------------------------------------------------------

     Our success depends in large part on the continued growth of various markets, in particular the markets for digital still cameras, video phones, including video cell phones, and security and surveillance products that use our products and the emergence of new markets for our products. The current markets that use our products include digital still cameras, personal computer cameras, personal digital assistant cameras, mobile phone cameras, cameras for security and surveillance systems, closed circuit television systems, cameras for toys and games and automotive applications. Emerging markets for our products include cameras for personal identification systems, medical imaging devices, machine control systems, and videophones. If these markets do not continue to grow and develop, the need for cameras which are lower in cost, smaller, lighter in weight, more reliable and which consume less power might not fully develop. In such case, it would be unlikely that our products would achieve commercial success.

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

Historically, our revenues have been dependent upon a few key customers and
---------------------------------------------------------------------------
distributors, and the loss of any of them could significantly reduce our
------------------------------------------------------------------------
revenues.
--------

     Historically a relatively small number of customers and distributors have accounted for a significant portion of our product revenues, however, for the three months ended July 31, 2002, no single OEM customer accounted for 10% or more of revenues. For the three months ended July 31, 2001, one of our security camera manufacturer customers, X10, represented approximately 54% of revenues. Our two largest distributors during the three months ended July 31, 2002 were Gain Tune and World Peace, which accounted for 13.7% and 10.7% of revenues, respectively. Gain Tune is an affiliated entity of World Peace. Our two largest distributors during the three months ended July 31, 2001 were World Peace, which accounted for 8% of revenues, and SEC, which accounted for 6% of revenues.

     A significant reduction, delay or cancellation of orders from our key customers or distributors, or a decision by them to select or distribute products manufactured by a competitor could seriously harm our business. For example, in 1999, we had to replace one of our largest distributors with Wintek Electronics Co., Ltd., because that distributor decided to distribute a competitor's products. We expect our operating results to continue to depend on sales to or design decisions of a relatively small number of distributors and camera manufacturers.

Seasonality in our business will cause our results of operations to fluctuate
-----------------------------------------------------------------------------
from period to period and could cause our stock price to fluctuate or decline.
-----------------------------------------------------------------------------


     Sales of our image sensors are subject to seasonality. Some of the products using our image sensors, such as personal computer video cameras and digital still cameras, are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased consumer sales in November and December due to the holidays. As a result, product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of the calendar year. In addition, we typically experience a decrease in orders in the quarter ended January 31 from our Chinese and Taiwanese customers primarily due to the Chinese New Year. As a result, we believe product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of the calendar year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our lengthy manufacturing, packaging and assembly cycle, in addition to our
---------------------------------------------------------------------------
customers' design cycle, may result in uncertainty and delays in generating
---------------------------------------------------------------------------
revenues.
--------

     Manufacturing our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting four months or more. It can take additional time before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenues, if any, from these expenditures. As a result, our revenues and profits could be seriously harmed if a significant customer reduces or delays orders or chooses not to release products incorporating our products.

Our dependence on selling through distributors increases the complexity of our
------------------------------------------------------------------------------
business which may increase our operating costs and may reduce our ability to
-----------------------------------------------------------------------------
forecast revenues.
-----------------

     Our revenues depend on design wins with new camera manufacturers. These camera manufacturers rely on third party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to, among other matters:

     o manage a more complex supply chain;

     o manage the level of inventory at each distributor;

     o provide for credits, return rights and price protection;

     o estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

     o monitor the financial condition and credit worthiness of our distributors.

     Any failure to manage these challenges could reduce impair our ability to achieve market acceptance for our products, thereby adversely affecting our revenues and operating results.

We may never achieve the anticipated benefits from our planned operations in
----------------------------------------------------------------------------
Shanghai.  In addition, our Shanghai operations involve substantial capital
---------------------------------------------------------------------------
expenditures.
------------

     In December 2000, we established HuaWei Semiconductor as part of our efforts to reduce the costs associated with the testing of our CMOS image
sensors.   We currently anticipate that in addition to using HuaWei
Semiconductor as a testing facility, we may expand the scope of our operations at HuaWei Semiconductor to include other processes associated with the manufacturing of our products, such as color filter applications. We may never achieve the anticipated benefits from our planned operations in Shanghai. Because of potential problems with establishing a testing facility or with expanding the operations of HuaWei Semiconductor to include other processes associated with manufacturing our products, including technology and infrastructure risks, we may not be able to lower the costs of manufacturing our products. In addition, there may be significant administrative, legal and governmental barriers in China, which may harm us or prevent us from beginning operation of this Chinese subsidiary. If our ongoing investment in the Chinese subsidiary does not result in offsetting gains in the form of operating cost reductions, whether because of the risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition will be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Our operating through HuaWei Semiconductor will involve substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition, ability to deliver our products and grow our business, including:

     o difficulties in staffing and managing foreign operations, in particular attracting and retaining qualified, personnel in designing, selling and supporting CMOS image sensors;

     o difficulties in integrating our operations in Shanghai with those in Sunnyvale, California;

     o disruption of our current business operations, including diversion away from other business issues;

     o difficulty in maintaining uniform standards, controls, procedures and policies;

     o political and economic instability which may have an adverse impact on foreign exchange rates in Asia, and could impair our ability to conduct our business in the affect foreign locations; and

     o inadequacy of local infrastructure.

     We also face potential risks associated with capital requirements for HuaWei Semiconductor. Of HuaWei Semiconductor's $30.0 million in registered capital, $7.5 million had been funded as of July 31, 2002. HuaWei made this investment in HuaWei Semiconductor through capital provided by us from our available working capital. Of the remaining $22.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei, $4.5 million must be funded by January 2004 and $18.0 million must be funded by January 2005. We currently anticipate that development efforts for HuaWei Semiconductor will require additional capital expenditures of approximately $30.0 million through April 30, 2003. We expect to fund HuaWei Semiconductor through a combination of funds invested directly through HuaWei from our available working capital and by investments from third parties. Third party financing for HuaWei Semiconductor could include debt financing from banking institutions or an equity financing transaction. Third party financing may not be available to us when and as required or on terms that are favorable to us and our stockholders. In the event we are unable to obtain financing from third parties, the issuance of our equity securities, including securities convertible into our equity securities, of would dilute the ownership interests of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation. In addition, Chinese law may prevent the use of capital committed to HuaWei Semiconductor outside of China.

In addition to risks we face in connection with our planned operations in
-------------------------------------------------------------------------
Shanghai, we face foreign business, political and economic risks because a
--------------------------------------------------------------------------
majority of our products, and our customers' products are manufactured and sold
-------------------------------------------------------------------------------
outside of the United States.
----------------------------

     Historically, the manufacturing, processing and assembly of our products has principally been conducted by foreign third-party manufacturers and service providers. Because our headquarters are located in Sunnyvale, California we face difficulties in managing our third party foundries, color filtering application service providers and ceramic and plastic service providers, which are all located in Asia, and our foreign distributors. In addition, potential political and economic instability, may have an adverse impact on foreign exchange rates in Asia, and could impair the ability of important manufacturing and other service providers from providing the services that we need.
Potential adverse effects of tariffs, duties, price controls or other restrictions that impair trade, which could result in regulations which impair our ability to conduct business or could result in increased and unforeseen costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     In addition, many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in Hong Kong, Japan, Korea and Taiwan. In addition, sales outside of the United States accounted for approximately 83% of our revenues for the three months ended July 31, 2002 and 74% of our revenues for fiscal 2002. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

     Accomplishing all of this is extremely challenging, time consuming and expensive. We cannot assure you that any new products or product enhancements will be developed in time to capture market opportunities or achieve a significant or sustainable level of acceptance in new and existing markets. The failure to successfully develop new products that achieve market acceptance would adversely affect our operating results and impact our ability to grow our business.

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

Our business could be harmed if we lost the services of one or more members of
------------------------------------------------------------------------------
our senior management team.
--------------------------

     The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management and other key technical personnel. None of our senior management is bound by an employment or non-competition agreement. We do not maintain key man life insurance on any of our employees.

We must attract and retain qualified personnel to be successful, and
--------------------------------------------------------------------
competition for qualified personnel is intense in our market.
------------------------------------------------------------

     Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. We do not have key person life insurance on any of our key personnel. We have no term employment agreements with our employees. Our success also depends on our ability to identify, attract and retain qualified technical (particularly analog or mixed signal design engineers), sales, marketing, finance and management personnel. Competition for qualified personnel is intense in our industry and in Silicon Valley, California. This is due to a number of factors, including the high concentration of established and emerging growth technology companies. This competition makes it difficult to retain our key personnel and to recruit new qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues and product development efforts could be harmed.

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

We could become subject to litigation regarding intellectual property, which
----------------------------------------------------------------------------
could divert management attention, be costly to defend and prevent us from
--------------------------------------------------------------------------
using or selling the challenged technology.
------------------------------------------

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the semiconductor industry. From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business. We expect these claims to increase as OmniVision and its intellectual property portfolio become larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

     o cease selling, incorporating or using products or services that incorporate the infringed intellectual property;

     o obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

     o redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses.

     If we are subject to a successful claim of infringement and we fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, our revenues
could decline or our expenses could increase.   We may in the future initiate
claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel's attention.

If we do not effectively manage our growth could adversely affect our ability
-----------------------------------------------------------------------------
to increase our revenues and improve our earnings.
-------------------------------------------------

     Our growth has placed, and will continue to place, a significant strain on our management and other resources. We expect that we will continue to face challenges regarding managing our growth in connection with the expansion of our operations through HuaWei Semiconductor. To manage our growth effectively, we must, among other things:

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

We may experience integration or other problems with potential acquisitions,
----------------------------------------------------------------------------
which could have an adverse effect on our business or results of operations.
----------------------------------------------------------------------------
New acquisitions could dilute the interests of existing stockholders, and the
-----------------------------------------------------------------------------
announcement of new acquisitions could result in a decline in the price of our
------------------------------------------------------------------------------
common stock.
------------

     We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even though we announce an acquisition, we may not be able to complete it. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

     o difficulty in combining the technology, operations or work force of the acquired business,

     o disruption of our on-going business,

     o difficulty in realizing the potential financial or strategic benefits of the transaction,

     o difficulty in maintaining uniform standards, controls, procedures and policies,

     o possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel, and

     o impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

     We expect that future acquisitions could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If the consideration for the transaction were paid in common stock, this would further dilute our existing stockholders.

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

     Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our board of directors adopted a Preferred Stock Rights Agreement in August 2001, the Rights Agreement.
Pursuant to the Rights Agreement, our board of directors declared a dividend of one right, a right, to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. The dividend was paid on September 28, 2001 to stockholders of record as of the close of business on that date.

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

Our stock has been and will likely continue to be subject to substantial price
------------------------------------------------------------------------------
and volume fluctuations due to a number of factors, many of which will be
-------------------------------------------------------------------------
beyond our control, that may prevent our stockholders from reselling our common
-------------------------------------------------------------------------------
stock at a profit.
-----------------

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From the completion of our initial public offering in July 2000 through July 31, 2002, the closing sales price of our common stock has ranged from a high of $47.25 per share to a low of $2.70 per share. The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Foreign Currency Exchange Risk
   ------------------------------

     We are an international company, selling our products globally, in particular, in China, Hong Kong, Japan, Korea and Taiwan. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in Japan, Korea, Taiwan, Thailand, China and other countries that are denominated in currencies other than the U.S. dollar. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk, and we have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.


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

PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against the Company, some of its directors and officers, and various underwriters for its initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company's offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company's offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of its common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The issuers in the coordinated action have recently filed a consolidated motion to dismiss.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         --------


         Exhibit
         Number                              Description
         ------  -------------------------------------------------------------
         10.20   Shanghai Foreign Investment Committee Official Reply to the
                 Request for Increase in Investment and Investor Name
                 Change of HuaWei Semiconductor (Shanghai) Co., Ltd.
                 dated December 10, 2001.

         99.1    Certification Of Chief Executive Officer And Chief Financial
                 Officer Pursuant To 18 U.S.C. Section 1350,  As Adopted
                 Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.


    (b) Reports on Form 8-K
        -------------------

     The Company did not file any reports on Form 8-K during the three months ended July 31, 2002.

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



                                        OMNIVISION TECHNOLOGIES, INC.
                                       -----------------------------
                                               (Registrant)



Dated: September 13, 2002

                                    By:       /s/ SHAW HONG
                                       -------------------------------
                                                 Shaw Hong
                              Chief Executive Officer, President and Director
                                       (Principal Executive Officer)



Dated: September 13, 2002

                                    By:      /s/ H. GENE MCCOWN
                                       -------------------------------
                                               H. Gene McCown
                                Vice President of Finance and Chief Financial
                                        Officer (Principal Financial
                                           and Accounting Officer)

I, Shaw Hong, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OmniVision Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated: September 13, 2002

                                    By:       /s/ SHAW HONG
                                       -------------------------------
                                                 Shaw Hong
                                    Chief Executive Officer and President


I, H. Gene McCown, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OmniVision Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated: September 13, 2002

                                    By:      /s/ H. GENE MCCOWN
                                       -------------------------------
                                               H. Gene McCown
                                Vice President of Finance and Chief Financial
                                     Officer (Principal Financial Officer)