Form 10-Q
period 2002-10-31
OMNIVISION TECHNOLOGIES INC
filed 2002-12-13
CIK 1106851

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                   FORM 10-Q
                                ______________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________


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

                                ______________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     At December 12, 2002, 22,999,382 shares of common stock of the Registrant were outstanding.

===============================================================================

                         OMNIVISION TECHNOLOGIES, INC.

                                    INDEX





                                                                          Page
                                                                          ----
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets - October 31, 2002
            and April 30, 2002...........................................   3

          Condensed Consolidated Income Statements - Three and Six Months
            Ended October 31, 2002 and 2001..............................   4

          Condensed Consolidated Statements of Cash Flows - Six Months
            Ended October 31, 2002 and 2001..............................   5

          Notes to Condensed Consolidated Financial Statements...........   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  31

Item 4. Controls and Procedures..........................................  31


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................  32

Item 4. Submission of Matters to a Vote of Security Holders..............  32

Item 6. Exhibits and Reports on Form 8-K.................................  33

Signatures...............................................................  34



PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         OMNIVISION TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)


                                                        October 31,   April 30,
                                                            2002        2002
                                                            ----        ----
ASSETS

Current assets:
  Cash and cash equivalents................................ $ 51,398  $ 55,803
  Short-term investments...................................    2,000     2,002
  Accounts receivable, net.................................   15,111    10,787
  Inventories..............................................   11,905     3,244
  Refundable and deferred income taxes.....................    2,984     3,066
  Prepaid expenses and other assets........................    2,422       987
                                                            --------  --------
    Total current assets...................................   85,820    75,889

Property, plant and equipment, net.........................    8,529     6,164
Other non-current assets...................................      345       288
                                                            --------  --------
    Total assets........................................... $ 94,694  $ 82,341
                                                            ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................... $ 11,761  $  5,865
  Accrued expenses and other liabilities...................    4,302     4,306
  Deferred revenue.........................................      926       651
                                                            --------  --------
    Total current liabilities..............................   16,989    10,822
                                                            --------  --------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares authorized;
    22,582 and 22,287 shares issued and outstanding........       23        22
  Additional paid-in capital...............................   96,835    95,469
  Deferred compensation related to stock options...........     (297)     (479)
  Accumulated deficit......................................  (18,856)  (23,493)
                                                            --------  --------
    Total stockholders' equity.............................   77,705    71,519
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 94,694  $ 82,341
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

                         OMNIVISION TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                   Three Months Ended      Six Months Ended
                                ----------------------- -----------------------
                                October 31, October 31, October 31, October 31,
                                    2002        2001        2002        2001
                                    ----        ----        ----        ----
Revenues.......................  $ 21,743    $ 12,265     $ 38,533    $ 23,426
Cost of revenues*..............    13,063       7,591       23,337      13,724
                                 --------    --------     --------    --------
Gross profit...................     8,680       4,674       15,196       9,702
                                 --------    --------     --------    --------
Operating expenses:
  Research and development*....     2,489       1,798        5,119       3,486
  Selling, general and
    administrative*............     2,710       3,384        4,790       6,623
  Stock compensation charge*...       150         167          264         325
  Litigation settlement........        --       3,500           --       3,500
                                 --------    --------     --------    --------
    Total operating expenses...     5,349       8,849       10,173      13,934
                                 --------    --------     --------    --------
Income (loss) from operations..     3,331      (4,175)       5,023      (4,232)
Interest income, net...........       216         454          432       1,021
                                 --------    --------     --------    --------
Income (loss) before income
  Taxes........................     3,547      (3,721)       5,455      (3,211)
Provision for income taxes.....       532          --          818          --
                                 --------    --------     --------    --------
Net income (loss)..............  $  3,015    $ (3,721)    $  4,637    $ (3,211)
                                 ========    ========     ========    ========

Net income (loss) per share:
  Basic........................  $   0.13    $  (0.17)    $   0.21    $  (0.15)
                                 ========    ========     ========    ========
  Diluted......................  $   0.12    $  (0.17)    $   0.19    $  (0.15)
                                 ========    ========     ========    ========

Shares used in computing net
  income (loss) per share:
  Basic........................    22,438      21,795       22,348      21,738
                                 ========    ========     ========    ========
  Diluted......................    24,441      21,795       24,955      21,738
                                 ========    ========     ========    ========

(*)Stock-based compensation
    charges included in:
    Cost of revenues...........  $      4     $      8    $      7    $     17
                                 ========     ========    ========    ========
    Operating expenses:
      Research and development.  $     36     $     40    $     82    $    127
      Selling, general and
        administrative.........       114          127         182         198
                                 --------     --------    --------    --------
                                 $    150     $    167    $    264    $    325
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

                         OMNIVISION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                         Six Months Ended
                                                    ---------------------------
                                                    October 31,     October 31,
                                                        2002           2001
                                                        ----           ----
Cash flows from operating activities:
  Net income (loss)....................................  $  4,637    $ (3,211)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization......................       432         381
    Allowance for doubtful accounts and sales returns..       193        (159)
    Amortization of deferred compensation..............       271         342
    Changes in assets and liabilities:
      Accounts receivable..............................    (4,517)     (2,362)
      Inventories......................................    (8,661)      5,163
      Refundable and deferred income taxes.............        82         (36)
      Prepaid expenses and other assets................    (1,492)       (441)
      Accounts payable.................................     5,896          12
      Accrued expenses and other liabilities...........       596       3,504
      Deferred revenue.................................       275         (94)
                                                         --------    --------
        Net cash provided by (used in) operating
          activities...................................    (2,288)      3,099
                                                         --------    --------

Cash flows from investing activities:
  Purchase of short-term investments...................    (2,000)       (173)
  Proceeds from sale of short-term investments.........     2,002          --
  Purchases of property, plant and equipment...........    (2,797)     (1,059)
                                                         --------    --------
        Net cash used in investing activities..........    (2,795)     (1,232)
                                                         --------    --------

Cash flows from financing activities:
  Deposit received (refunded)..........................      (600)        500
  Proceeds from issuance of common stock, net..........     1,279         306
  Payment for repurchase of common stock, net..........        (1)         (4)
                                                         --------    --------
        Net cash provided by financing activities......       678         802
                                                         --------    --------
Net increase (decrease) in cash and cash equivalents...    (4,405)      2,669
Cash and cash equivalents at beginning of period.......    55,803      51,053
                                                         --------    --------
Cash and cash equivalents at end of period.............  $ 51,398    $ 53,722
                                                         ========    ========

Supplemental cash flow information:
  Taxes paid...........................................  $  2,088    $     36
                                                         ========    ========


        The accompanying notes are an integral part of these Condensed
                      Consolidated Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Six Months Ended October 31, 2002 and 2001
                                 (unaudited)


Note 1 - Basis of Presentation
         ---------------------

     The accompanying unaudited condensed consolidated financial statements as of October 31, 2002 and April 30, 2002 and for the three and six months ended October 31, 2002 and 2001 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2002 have been derived from the Company's annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the fiscal year ended April 30, 2002, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three and six months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003 or any other future interim period, and the Company makes no representations related thereto.

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

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Six Months Ended October 31, 2002 and 2001
                                 (unaudited)

Note 4 - Balance Sheet Accounts (In Thousands)
         ------------------------------------

                                                          October 31, April 30,
                                                             2002       2002
                                                             ----       ----
Cash and cash equivalents:
  Cash....................................................  $    662  $  3,625
  Money market funds......................................    17,798    10,303
  Commercial paper........................................    32,938    41,875
                                                            --------  --------
                                                            $ 51,398  $ 55,803
                                                            ========  ========

Short-term investments:
  Corporate notes.........................................  $  2,000  $  2,002
                                                            ========  ========

Inventories:
  Work in progress........................................  $  7,439  $  2,361
  Finished goods..........................................     4,466       883
                                                            --------  --------
                                                            $ 11,905  $  3,244
                                                            ========  ========
Prepaid expenses and other assets:
  Prepaid expenses........................................  $  2,337  $    510
  Other receivables.......................................        85       477
                                                            --------  --------
                                                            $  2,422  $    987
                                                            ========  ========



Note 5 - Net Income (Loss) Per Share
         ---------------------------

     The following table sets forth the computation of basic and diluted income
(loss) per share attributable to common stockholders for the period indicated (in thousands, except per share data):


                                   Three Months Ended      Six Months Ended
                                ----------------------- -----------------------
                                October 31, October 31, October 31, October 31,
                                    2002        2001        2002        2001
                                    ----        ----        ----        ----
Numerator:
  Net income (loss).............. $  3,015    $ (3,721)   $  4,637    $ (3,211)
                                  ========    ========    ========    ========
Denominator:
  Weighted average shares........   22,552      22,100      22,487      22,083
  Weighted average unvested
    common stock subject to
    repurchase...................     (114)       (305)       (139)       (345)
                                  --------    --------    --------    --------
  Denominator for basic net
    income (loss) per share......   22,438      21,795      22,348      21,738
  Effect of dilutive securities:
    Common stock options.........    1,889          --       2,468          --
    Unvested common stock subject
      to repurchase..............      114          --         139          --
                                  --------    --------    --------    --------
Denominator for dilutive net
  income (loss) per share........   24,441      21,795      24,955      21,738
                                  ========    ========    ========    ========

Basic net income (loss) per share $   0.13    $  (0.17)   $   0.21    $  (0.15)
                                  ========    ========    ========    ========
Diluted net income (loss) per
  share.......................... $   0.12    $  (0.17)   $   0.19    $  (0.15)
                                  ========    ========    ========    ========


                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Six Months Ended October 31, 2002 and 2001
                                 (unaudited)


Note 6 - Segment and Geographic Information
         ----------------------------------

     The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

     The Company sells its products primarily to the Asia Pacific region and in the United States. Revenues by geographic locations based on the country or region in which the customer is located are not necessarily representative of the geographic distribution of sales into end-user markets as the Company's customers sell their products globally and were as follows (in thousands):


                                   Three Months Ended      Six Months Ended
                                ----------------------- -----------------------
                                October 31, October 31, October 31, October 31,
                                    2002        2001        2002        2001
                                    ----        ----        ----        ----
     Hong Kong................    $ 13,232    $  2,956    $ 20,878    $  4,324
     Taiwan...................       5,642       2,936       9,785       4,407
     United States............         388       3,775       3,166      10,264
     Japan....................         243       1,317       1,139       1,987
     All other................       2,238       1,281       3,565       2,444
                                  --------    --------    --------    --------
                                  $ 21,743    $ 12,265    $ 38,533    $ 23,426
                                  ========    ========    ========    ========


     The Company's long-lived assets are located in the following countries (in thousands):

                                                          October 31, April 30,
                                                             2002       2002
                                                             ----       ----

     United States.......................................   $ 1,676   $ 1,716
     China...............................................     6,818     4,426
     All other...........................................        35        22
                                                            -------   -------
                                                            $ 8,529   $ 6,164
                                                            =======   =======




Note 7 - Commitments and Contingencies
         -----------------------------

     In December 2000, the Company established a wholly owned Chinese subsidiary, HuaWei Semiconductor (Shanghai) Co., Ltd., ("HuaWei Semiconductor"). HuaWei Semiconductor is a wholly owned subsidiary of HuaWei Technology International, Ltd., ("HuaWei"), a Cayman Islands company that is itself wholly owned by OmniVision. The Company established HuaWei Semiconductor as part of its efforts to reduce the costs associated with the testing of its CMOS image sensors. The Company currently anticipates that in addition to using HuaWei Semiconductor as a testing facility, the Company may expand the scope of its operations at HuaWei Semiconductor to include other processes associated with the manufacturing of its products, such as color filter applications. In August 2002, the Company increased the registered capital of HuaWei Semiconductor to $30.0 million, from an initial $12.0 million commitment. Of HuaWei Semiconductor's $30.0 million in registered capital, $9.5 million had been funded as of October 31, 2002. HuaWei made this investment in HuaWei Semiconductor through capital provided by the Company from the Company's available working capital. Of the remaining $20.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei, $2.5 million must be funded by January 2004 and $18.0 million must be funded by January 2005. Of the $9.5 million invested in HuaWei Semiconductor through October 31, 2002, $6.7 million was used to pay for land use rights and to building contractors in partial payment for the construction of the facility, $0.8 million was expended for general operating expenses and $2.0 million remained available for future use.

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Six Months Ended October 31, 2002 and 2001
                                 (unaudited)


     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against the Company, some of its directors and officers, and various underwriters for its initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company's offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company's offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of its common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The issuers in the coordinated action have filed a consolidated motion to dismiss.

     In March 2000, the Company received written notice from Koninklijke Philips N.V. ("Philips") in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. Although the Company does not believe that any of its products infringe any Philips patent, the Company is currently discussing possible royalty or licensing arrangements as a means of business resolution. The Company has completed implementation of a new serial bus system for its products that the Company believes do not infringe any patent.


Note 8 - Recent Accounting Pronouncements
         --------------------------------

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the recognition, measurement and reporting of costs associated with exit or disposal activities, and supersedes previous authoritative guidance, Emerging Issues Task Force ("EITF") No. 94-3. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements that a liability for a disposal activity (including those related to employee termination benefits and obligations under operating leases and other contracts) be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF No. 94-3. SFAS No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results". These forward-looking statements include, but are not limited to: the statements relating to the development of new products in new and existing markets, the expansion of the range of picture resolutions offered in our products, the development of new products which require only three volts for portable applications, the improvement of image quality, the integration of additional functions and the continued improvement to the interface chips in the second paragraph under "Overview;" the statements relating to the product mix of revenues in Fiscal Year 2003 in the third paragraph under "Overview"; the statements relating to the generation of revenues from five-volt and three-volt products in the remainder of fiscal year 2003 in the third paragraph under "Overview;" the statements relating to technology leadership and increase in research and development expenses in the seventh paragraph under "Overview;" the statements regarding the expansion of the scope of our operations at HuaWei Semiconductor, the additional capital expenditures required by HuaWei Semiconductor, the future funding sources for HuaWei and the potential nature of future third party funding of HuaWei Semiconductor in the last paragraph under "Overview;" the statements regarding the ongoing investment in HuaWei Semiconductor and its future impact on our gross profit margin under "Gross Profit;" the statements regarding the expected increases of research and development costs under "Research and Development;" the statements regarding increases in selling, general and administrative expenses under "Selling, General and Administrative;" the statements regarding the size of and amortization of compensation charges under "Stock Compensation Charge;" the statements regarding the effect of our obligations and commitments on liquidity and capital resources; the expansion of the scope of our operations at HuaWei Semiconductor; the additional capital expenditures required for the development of HuaWei Semiconductor; the future funding sources for HuaWei and the potential nature and availability of future third party funding of HuaWei Semiconductor in the first paragraph under "Contractual Obligations and Commercial Commitments;" the statements regarding cash resources available to meet capital requirements in the second paragraph under "Contractual Obligations and Commercial Commitments;" the statements regarding the effect of and exposure to foreign currency exchange rate risk under "Foreign Currency Exchange Risk;" and the statements regarding the effect of and exposure to market interest rate risk under "Quantitative and Qualitative Discussion of Market Interest Rate Risk;" among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results." All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.


Overview
--------

     We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called a CameraChip(tm), is used to capture an image in cameras and camera related products in high-volume imaging applications such as personal computer cameras, digital still cameras, security and surveillance cameras, personal digital assistant cameras, mobile phone cameras and cameras for automobiles and toys for both still picture and live
video applications. Our   CameraChips are designed to use the complementary
metal oxide semiconductor, or CMOS, fabrication process. Our highly integrated CameraChips can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional charge coupled device, or CCD, technology, or multiple chip CMOS image sensors. Unlike some competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. We believe that we supply one of the most highly integrated single chip CMOS image sensor solutions available today.

     Image sensors are characterized by several important attributes such as picture resolution, color, lens size, voltage requirements and type of video output. We intend to continue developing new CameraChips aimed at new and existing markets. We plan to expand the range of picture resolutions we offer, provide additional CameraChips that require only three volts for portable applications, further improve image quality and integrate additional functions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


into our CameraChips. In addition, we have developed and market a family of interface chips that include compression capabilities and which connect a camera to the universal serial bus on personal computers, and we plan to continue to make improvements to that product as well.

     Our first image sensor was a low resolution, black and white sensor introduced in 1996. We introduced an improved version of this sensor in early 1997. In addition, we introduced color and digital image sensors in 1997 and higher resolution and higher quality image sensors in each subsequent year. For Fiscal Years 2002, 2001 and 2000, the majority of our revenues were generated from sales of our five-volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that an equally significant portion of our revenues in the fiscal year ending April 30, 2003, or Fiscal Year 2003, will be generated from three-volt color image sensors, which are used primarily in digital still cameras, personal computer cameras and cellular phone accessories, and also from our five-volt color image sensors, which are used primarily in affordable and easy to use personal computer cameras as well as security and surveillance cameras.

     We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers' representatives. Our CameraChips are sold to camera manufacturers who market camera products under their own brand. We also sell to large manufacturing companies that produce camera products for others to market under different brand names.

     We outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC. Some of our CameraChips require further assembly prior to shipment, and we have also outsourced this assembly process. A majority of our unit sales of CameraChips for the three and six months ended October 31, 2002 are color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan, and TSMC. We outsource the packaging of our image sensors to Kyocera Corporation, or Kyocera, Pan Pacific Semiconductor Co., Ltd., or PPSC, and Alphatec Semiconductor Packaging Co., or Alphatec. Outside testing services do not offer suitable tests for the key parameters of product performance and image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house both domestically and at our new facility in China. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

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

     In December 2000, we established an indirect wholly owned Chinese subsidiary, HuaWei Semiconductor (Shanghai) Co., Ltd., or HuaWei Semiconductor, as part of our efforts to reduce the costs associated with the testing of our CMOS image sensors. HuaWei Semiconductor is a wholly owned subsidiary of HuaWei Technology International, Ltd., or HuaWei, a Cayman Islands company that is itself wholly owned by us. We currently anticipate that in addition to using HuaWei Semiconductor as a testing facility, we may expand the scope of our operations at HuaWei Semiconductor to include other processes associated with the manufacturing of our products, such as color filter applications. In August 2002, we increased the registered capital of HuaWei Semiconductor to $30.0 million, from an initial $12.0 million commitment. Of HuaWei Semiconductor's $30.0 million in registered capital, $9.5 million had been funded as of October 31, 2002. HuaWei made this investment in HuaWei Semiconductor

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


through capital provided by us from our available working capital. Of the remaining $20.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei, $2.5 million must be funded by January 2004 and $18.0 million must be funded by January 2005. We currently anticipate that development efforts for HuaWei Semiconductor will require additional capital expenditures of approximately $28.0 million through April 30, 2003. We expect to fund HuaWei Semiconductor through a combination of funds invested directly through HuaWei from our available working capital and by investments from third parties. Third party financing for HuaWei Semiconductor could include debt financing from banking institutions or an equity financing transaction.

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


                                   Three Months Ended      Six Months Ended
                                ----------------------- -----------------------
                                October 31, October 31, October 31, October 31,
                                    2002        2001        2002        2001
                                    ----        ----        ----        ----
Revenues.........................   100.0%      100.0%      100.0%      100.0%
Cost of revenues.................    60.1        61.9        60.6        58.6
                                   ------      ------      ------      ------
  Gross profit...................    39.9        38.1        39.4        41.4
                                   ------      ------      ------      ------
Operating expenses:
  Research and development.......    11.4        14.7        13.3        14.9
  Selling, general and
    administrative...............    12.5        27.6        12.4        28.3
  Stock compensation charge......     0.7         1.3         0.7         1.4
  Litigation settlement..........      --        28.5          --        14.9
                                   ------      ------      ------      ------
    Total operating expenses.....    24.6        72.1        26.4        59.5
                                   ------      ------      ------      ------
Income (loss) from operations....    15.3       (34.0)       13.0       (18.1)
Interest income, net.............     1.0         3.7         1.1         4.4
                                   ------      ------      ------      ------
Income (loss) before income taxes    16.3       (30.3)       14.1       (13.7)
Provision for income taxes.......     2.4          --         2.1          --
                                   ------      ------      ------      ------
  Net income (loss)..............    13.9%      (30.3)%      12.0%      (13.7)%
                                   ======      ======      ======      ======


Three and Six Months Ended October 31, 2002 as Compared to Three and Six Months Ended October 31, 2001

Revenues
--------

     We derive revenues from the sale of our CameraChip products and other companion circuits for use in a variety of high-volume applications. Revenues for the three months ended October 31, 2002 increased 77% to approximately $21.7 million from $12.3 million for the three months ended October 31, 2001. The increase in revenues during the three months ended October 31, 2002 was primarily due to sharply increased demand from our contract manufacturing customers who are primarily engaged in the manufacturing of digital still cameras and from increased cell phone camera revenues. Driven by the growth primarily in high-resolution products, revenues from the sale of digital image sensor products increased by approximately 208% and represented approximately 74% and 43% of revenues for the three months ended October 31, 2002 and 2001, respectively. Digital image sensor products are used primarily in devices such as digital still camera, cell phone camera and personal computer camera applications. These increases were partially offset by decreases in revenues from analog image sensor products, which declined by approximately 20% for the three months ended October 31, 2002 from the same period in Fiscal Year 2001 and represented approximately 26% and 57% of revenues for the three months ended October 31, 2002 and 2001,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


respectively. Analog image sensor products are used primarily in security and surveillance camera and toy camera applications. Revenues for the six months ended October 31, 2002 increased 64% to approximately $38.5 million from $23.4 million for the six months ended October 31, 2001. The increase in revenues during the six months ended October 31, 2002 was primarily due to sharply increased demand by our contract manufacturing customers who are primarily engaged in the manufacturing of digital still cameras and from increased cell phone camera revenues. Driven by the growth primarily in high-resolution products, revenues from the sale of digital image sensor products increased by approximately 253% and represented approximately 64% and 30% of revenues for the six months ended October 31, 2002 and 2001, respectively. These increases were partially offset by decreases in revenues from analog image sensor products, which declined by approximately 15% for the six months ended October 31, 2002 from the same period in Fiscal Year 2001 and represented approximately 36% and 70% of revenues for the six months ended October 31, 2002 and 2001, respectively. We expect that revenues from the sale of digital image sensor products are likely to increase in absolute dollars and as a percentage of revenues while revenues from the sale of analog image sensor products are likely to decrease as a percentage of revenues.

     Revenues by product categories were as follows (in thousands):

                                   Three Months Ended      Six Months Ended
                                ----------------------- -----------------------
                                October 31, October 31, October 31, October 31,
                                    2002        2001        2002        2001
                                    ----        ----        ----        ----
     Digital image sensors......  $ 16,121    $  5,241    $ 24,615   $  6,969
     Analog image sensors.......     5,622       7,024      13,918     16,457
                                  --------    --------    --------   --------
       Total....................  $ 21,743    $ 12,265    $ 38,533   $ 23,426
                                  ========    ========    ========   ========


     Domestic and international revenues for the three months ended October 31, 2002 were $0.4 million and $21.3 million, respectively, as compared to $3.8 million and $8.5 million, respectively, for the three months ended October 31, 2001. Domestic and international revenues for the six months ended October 31, 2002 were $3.2 million and $35.3 million, respectively, as compared to $10.3 million and $13.1 million, respectively, for the six months ended October 31, 2001. This represents a continuing shift from the year ago periods in our revenue by geographic region from domestic to Asia-Pacific manufacturers as a result primarily of the decline in analog image sensor product revenues for the three and six months ended October 31, 2002 as compared to the same periods in Fiscal Year 2002. Because of the preponderance of Asia Pacific manufacturers and the fact that virtually all purchasers of the Company's image sensors sell their products globally, we believe that such figures do not accurately reflect geographic distribution of sales into end-user markets. Our two largest original equipment manufacturing, or OEM, customers during the three months ended October 31, 2002 were Concord Camera HK Limited, or Concord, based in Hong Kong, and Aiptek International, Inc., or Aiptek, headquartered in Taiwan, and they accounted for 19.5% and 12.7% of revenues, respectively. No other single OEM customer accounted for 10% or more of revenues in the three months ended October 31, 2002. For the three months ended October 31, 2001, one of our security camera manufacturer customers, X10 Wireless Technology, Inc., or X10, represented approximately 26.1% of revenues. No other single OEM customer accounted for 10% or more of revenues in the three months ended October 31, 2001. Our largest distributor during the three months ended October 31, 2002 was Gain Tune, Ltd, or Gain Tune, based in Hong Kong, which accounted for 16.8% of revenues. Gain Tune is an affiliated entity of World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan. Our two largest distributors during the three months ended October 31, 2001 were World Peace, which accounted for 16.7% of revenues, and SEC Development Co. Ltd., or SEC, headquartered in Hong Kong, which accounted for 10.0% of revenues. For the six months ended October 31, 2002, Gain Tune represented 15.4% of revenues and Concord represented 12.2% or revenues. No other single OEM customer or distributor accounted for 10% or more of revenues in the six months ended October 31, 2002. For the six months ended October 31, 2001, X10 represented 39.5% of revenues, World Peace accounted for approximately 12.6% of revenues.

Gross Profit
------------

     Gross margins for the three months ended October 31, 2002 and 2001 were 39.9% and 38.1% of revenues, respectively. The increase in gross margin for the three months ended October 31, 2002 was primarily due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


component cost reductions and a shift in product mix toward sales of products with proportionately greater margins than in the year ago period. Gross profit for the three months ended October 31, 2002 also included a gross profit of approximately $1.0 million from the sale of inventory that we had written off in the quarter ended January 31, 2001. For the three months ended October 31, 2001, approximately $0.5 million of the margin was attributable to gross profit from the sale of inventory that we had written-off in the quarter ended January 31, 2001. Excluding the gross profit from the sale of the written off inventory, the gross margin would have been 37.2% of revenues for the quarter ended October 31, 2002 as compared to 34.3% of revenues in the corresponding quarter of the previous fiscal year. Gross margins for the six months ended October 31, 2002 and 2001 were 39.4% and 41.4% of revenues, respectively. The decrease in gross margin for the six months ended October 31, 2002 was primarily due to a one-time $0.6 million payment to secure additional production capacity and the proportionately greater beneficial impact in the year ago period from the sale of previously written-off inventory. Gross profit for the six months ended October 31, 2002 included a gross profit of approximately $1.8 million from the sale of inventory that we had written-off in prior years. For the six months ended October 31, 2001, $1.6 million of the margin was attributable to gross profit from the sale of inventory that we had written off in prior years. Excluding the gross profit from the sale of the written off inventory, the gross margin would have been 36.6% of revenues for the six months ended October 31, 2002 as compared to 34.6% of revenues in the corresponding quarter of the previous fiscal year. The increase in gross margin on an adjusted basis for the six months ended October 31, 2002 was due to component cost reductions and changes in product mix.

Research and Development
------------------------

     Research and development expenses for the three months ended October 31, 2002 and 2001 were approximately $2.5 million and $1.8 million, respectively. As a percentage of revenues, research and development expenses for the three months ended October 31, 2002 and 2001 represented 11.4% and 14.7%, respectively. The decline in research and development as a percentage of revenues was due to the proportionately greater increase in revenues for the three months ended October 31, 2002 from prior year levels. Our research and development expenses for the three months ended October 31, 2002 increased by approximately $0.7 million from the same period in the prior year due to a $0.5 million increase in salaries and payroll-related expenses associated with additional personnel and a $0.1 million increase in expenses related to new product development required to improve our current product line and support new product introductions. Research and development expenses for the six months ended October 31, 2002 and 2001 were approximately $5.1 million and $3.5 million, respectively. As a percentage of revenues, research and development expenses for the six months ended October 31, 2002 and 2001 represented 13.3% and 14.9%, respectively. The decline in research and development as a percentage of revenues was due to the proportionately greater increase in revenues for the six months ended October 31, 2002 from prior year levels. Our research and development expenses for the six months ended October 31, 2002 increased by approximately $1.6 million from the same period in the prior year due to a $0.8 million increase in salaries and payroll-related expenses associated with additional personnel and a $0.7 million increase in expenses related to new product development required to improve our current product line and support new product introductions. Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses may increase in absolute dollars and may decrease as a percentage of revenues as we design and develop our next generation of CameraChip products.

Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses for the three months ended October 31, 2002 and 2001 were approximately $2.7 million and $3.4 million, respectively. The decrease in selling, general and administrative expenses of approximately $0.7 million for the three months ended October 31, 2002 from the same period in the prior year was a result primarily of the approximately $1.3 million decrease in legal expenses associated with patent litigation in fiscal year 2002 which was settled in September 2001. The decrease in legal expenses was partially offset by $0.3 million in increased salaries and payroll related expenses associated with additional personnel and a $0.1 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


increase in commissions related to increased revenues. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2002 and 2001 represented 12.5% and 27.6%, respectively. Selling, general and administrative expenses decreased as a percentage of revenues for the three months ended October 31, 2002 from the similar period in the prior year as a result primarily of the decrease in legal expenses associated with patent litigation combined with the proportionately greater increase in revenues. Selling, general and administrative expenses for the six months ended October 31, 2002 and 2001 were approximately $4.8 million and $6.6 million, respectively. The decrease in selling, general and administrative expenses of approximately $1.8 million for the six months ended October 31, 2002 from the same period in the prior year was a result primarily of the approximately $3.0 million decrease in legal expenses associated with patent litigation in Fiscal Year 2002. The decrease in legal expenses was partially offset by a $0.5 million increase in salaries and payroll related expenses associated with additional personnel and a $0.3 million increase in commissions related to increased revenues. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2002 and 2001 represented 12.4% and 28.3%, respectively. Selling, general and administrative expenses decreased as a percentage of revenues for the six months ended October 31, 2002 from the similar period in the prior year as a result primarily of the decrease in legal expenses associated with patent litigation combined with the increase in revenues. Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors, manufacturers' representatives, and insurance and legal expenses. Selling, general and administrative expenses include the expenses associated with the startup of our wholly owned Chinese subsidiary, HuaWei Semiconductor. We expect that our future selling, general and administrative expenses will increase in absolute dollars.

Interest Income, Net
--------------------

     Interest income, net for the three months ended October 31, 2002 and 2001 was approximately $0.2 million and $0.5 million, respectively. Interest income, net for the six months ended October 31, 2002 and 2001 was approximately $0.4 million and $1.0 million, respectively. Interest income, net, decreased for the three and six months ended October 31, 2002 primarily due to a decline in interest rates. Our cash and cash equivalents are invested in interest-bearing accounts consisting primarily of high-grade corporate securities and money market accounts maturing approximately twelve months or less from the date of purchase.

Provision for Income Taxes
--------------------------

     We generated approximately $3.5 million and $5.5 million in income before income taxes for the three and six months ended October 31, 2002, respectively. We recorded a provision for income taxes for the three and six months ended October 31, 2002 of approximately $0.5 million and $0.8 million, respectively. We had no provision for income taxes in the comparable prior year periods after taking into consideration the utilization of the prior years' net operating loss carryforwards and credits.

Liquidity and Capital Resources
-------------------------------

     Principal sources of liquidity at October 31, 2002 consisted of cash, cash equivalents and short-term investments of $53.4 million.

     Our working capital increased by approximately $3.8 million to $68.8 million as of October 31, 2002 from $65.1 million as of April 30, 2002. The increase was primarily attributable to an $8.7 million increase in inventories and a $4.3 million increase in accounts receivable consistent with the increase in revenues from prior year levels during the six months ended October 31, 2002, and a $1.4 million increase in prepaid expenses and other assets, partially offset by a $5.9 million increase in accounts payable and a $4.4 million decrease in cash and cash equivalents.

     For the six months ended October 31, 2002, our use of cash in operating activities totaled approximately $2.3 million as compared to cash provided by operating activities of $3.1 million for the similar period in the prior year, primarily due to a $8.7 million increase in inventories to support future sales and a $4.5 million increase in accounts receivable consistent with the increase in current quarter revenues, and a $1.5 million increase in prepaid

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


expenses and other assets, which were partially offset by $5.9 million increase in accounts payable and net income of approximately $4.6 million for the six months ended October 31, 2002.

     For the six months ended October 31, 2002, our cash used in investing activities increased to approximately $2.8 million from a use of $1.2 million for the similar period in the prior year, due to $2.8 million in purchases of property, plant and equipment. Net cash used for investing activities of $1.2 million for the six months ended October 31, 2001, primarily resulted from purchases of property, plant and equipment.

     For the six months ended October 31, 2002, net cash provided by financing activities decreased to approximately $0.7 million from $0.8 million for the similar period in the prior year. The decrease was primarily due to an increase in proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and from employee purchases through the employee stock purchase plan which totaled $1.3 million during the six months ended October 31, 2002 as compared to $0.3 million for the similar period in the prior year. Proceeds from the issuance and sale of common stock for the six months ended October 31, 2002 were partially offset by $0.6 million in refunded deposits related to investments from third parties in HuaWei Semiconductor. For the six months ended October 31, 2001, such deposits contributed $0.5 million to cash flows from financing activities.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following summarizes our contractual obligations and commercial commitments as of October 31, 2002 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):


                                       Less than    1 - 3    4 - 5       After
                                Total    1 Year     Years    Years      5 Years
                               -----     ------     -----    -----      -------
Contractual Obligations
-----------------------
Operating leases............... $ 1,421   $   753    $  662   $    6    $    --
Noncancelable orders...........   1,959     1,959        --       --         --
                                -------   -------    ------   ------     ------
  Total contractual obligations   3,380     2,712       662        6         --

Other Commercial Commitments
----------------------------
Investment in China............  20,600       100    20,500       --         --
                                -------   -------    ------   ------     ------
  Total contractual obligations
    and commercial commitments. $23,980   $ 2,812   $21,162   $    6     $   --
                                =======   =======   =======   ======     ======



     The $20.6 million commercial commitment referenced in the table above regarding our investment in China relates primarily to the remaining $20.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei. We established HuaWei Semiconductor as part of our efforts to reduce the costs associated with the testing of our CMOS image sensors. We currently anticipate that in addition to using HuaWei Semiconductor as a testing facility, we may expand the scope of our operations at HuaWei Semiconductor to include other processes associated with the manufacturing of our products, such as color filter applications. We currently anticipate that development efforts for HuaWei Semiconductor will require additional capital expenditures of approximately $28.0 million through April 30, 2003. We expect to fund HuaWei Semiconductor through a combination of funds invested directly through HuaWei from our available working capital and by investments from third parties. Third party financing for HuaWei Semiconductor could include debt financing from banking institutions or an equity financing transaction. Third party financing may not be available to us when and as required or on terms that are favorable to our stockholders and us. In the event we are unable to obtain financing from third parties, the issuance of our equity securities, including securities convertible into our equity securities, would dilute the ownership interests of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation.

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

Other Matters
-------------

     The Audit Committee of the Board of Directors has approved the non-audit services and associated fees to be performed by PricewaterhouseCoopers LLP.


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

We have a history of losses, and in future periods we may not be able to
------------------------------------------------------------------------
achieve or sustain profitability.
--------------------------------

     We incurred net losses of approximately $1.3 million in Fiscal Year 2002 and $11.6 million in Fiscal Year 2001. In Fiscal Year 2000, the only year in which we were profitable on a fiscal year basis, our net income was approximately $3.4 million. In the three and six months ended October 31, 2002, our net income was $3.0 million and $4.6 million, respectively. We may not be able to sustain profitability in future periods, including subsequent quarters or on an annual basis in Fiscal Year 2003 and beyond. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, including the development of new products and expenses related to the funding of HuaWei Semiconductor, which could impair our ability to achieve and sustain profitability. In addition, as we hire additional personnel and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. Other risks, such as product yields and competition, associated with our business described elsewhere in this section, many of which are beyond our control, could also affect our ability to achieve and sustain profitability. If our revenues do not increase, we may not subsequently achieve or sustain profitability.

Problems with wafer manufacturing yields could result in higher operating
-------------------------------------------------------------------------
costs, and could impair our ability to meet customer demands for our products.
-----------------------------------------------------------------------------

     The fabrication of our products requires wafers to be produced in a highly controlled and clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the particular foundry's manufacturing process technology. Low yields may result from design errors or manufacturing failures in new or existing products. Yield problems may not be determined or improved until an actual image sensor is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We only test our products after they are assembled, as their optical nature makes earlier testing difficult and expensive. The risks associated with yields are even greater because we rely on third party offshore foundries for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve the planned yields, this will result in higher costs and reduced product availability. Problems with wafer manufacturing yields may also impair our ability to timely deliver products to our customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


The continued economic slowdown has adversely affected our revenues and may
---------------------------------------------------------------------------
continue to do so in the future.
-------------------------------

     Since the third quarter of Fiscal Year 2001, our customers and distributors, primarily our PC video camera customers and distributors, have been impacted by significantly lower demand for camera related products, which has forced them to unexpectedly reschedule or cancel orders for our products. As a result, our revenues and earnings have been adversely affected. If the macroeconomic climate, especially with respect to investments in technology such as ours, does not improve, our revenues and operating results may continue to be adversely affected. In addition, if the demand for our products, in particular our camera-related products such as PC video cameras, does not increase as we expect, or if it were to lessen for any reason, we may not be able to meet analysts' projections for future operating results, which would likely cause our stock price to decline, potentially significantly.

We face intense competition in our markets from more established CCD image
--------------------------------------------------------------------------
sensor manufacturers and CMOS image sensor manufacturers, and, if we are unable
-------------------------------------------------------------------------------
to compete successfully, we will not achieve our financial objectives.
---------------------------------------------------------------------

     The image sensor market is intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current products face competition from a number of sources including companies, which sell CCD image sensors, as well as other companies, which sell multiple chip CMOS image sensors. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products, reducing our profits and reducing our market share. We expect competition in our markets to increase.

     Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. Our competition includes CCD image sensor manufacturers, including Fuji Corporation, or Fuji, Matsushita Electric Industrial, or Matsushita, Nippon Electric Corporation or NEC, Sharp Corporation, or Sharp, Sony Corporation, or Sony, and Toshiba Corporation, or Toshiba, as well as CMOS image sensor manufacturers such as Agilent Technologies, Inc., Pictos Technologies, Inc. (formerly Conexant Systems, Inc.), Hyundai Electronics Industries Co. Ltd., IC Media Corporation, or IC Media, Micron Technology, Inc., Mitsubishi Electronic Company, Motorola, Inc., National Semiconductor Corporation, STMicroelectronics, Inc., Toshiba Corporation and Zoran Corporation.

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

We do not have long-term commitments from our customers, and we allocate
------------------------------------------------------------------------
resources based on our estimates of customer demand, which could lead to excess
-------------------------------------------------------------------------------
inventory and lost revenue opportunities.
-----------------------------------------

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell or we may have to sell our products to other customers for lower prices. For example, one customer unexpectedly cancelled its purchase orders for one of our products in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


second quarter of Fiscal Year 2001, which resulted in our shipping substantially fewer quantities to them in the third and fourth quarters of Fiscal Year 2001 and contributed to a higher than expected inventory position.

     We must forecast the number of wafers we need from each of our foundries. However, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may retain excess wafer inventories, which could adversely affect our operating results, including a reduction in our gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders that could result in lost sales, which could harm our relationship with existing customers and potential customers and impair our ability to grow our business. We have experienced problems with accurately estimating wafer requirements in the past. For example, as a consequence of a product order forecast which proved to be greater than market demand for our products, we recognized an $18.7 million inventory adjustment in Fiscal Year 2001.

We depend on a limited number of third party wafer foundries to manufacture a
------------------------------------------------------------------------------
substantial majority of our products, which reduces our ability to control the
------------------------------------------------------------------------------
manufacturing process.
---------------------

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

Our reliance on third party vendors for color filter processing services could
------------------------------------------------------------------------------
adversely affect our ability to deliver our products to our customers and
-------------------------------------------------------------------------
reduces our control over delivery schedules, product quality and cost.
---------------------------------------------------------------------

     After our wafers are produced, they are color filter processed by two independent vendors, TSMC and Toppan. We do not have long-term agreements with either of these vendors and typically obtain services from them on a purchase order basis. If for any reason one or more of our current vendors was unable or unwilling to continue to provide color filter processing services and deliver products of acceptable quality, at acceptable costs and in a timely manner, this could severely impair our ability to deliver our products to our customers, which would harm our operating results and prospects. We would also have to identify and qualify substitute vendors, which could be time consuming and difficult and result in unforeseen operations problems. If competition for color filter processing capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


secure access to these services. There are a limited number of companies that provide these services, and in the event our current providers of color filter processing services refuse or are unable to continue to provide these services to us, we may not be able to procure these services from alternate service providers. Furthermore, if customer demand for our products increases, we may not be able to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on third party vendors to provide color filter processing services involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or could increase our costs of manufacturing, assembling or testing our products.

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

Our ability to deliver products that meet our customers' requirements is
------------------------------------------------------------------------
dependent upon our ability to meet new and changing requirements for color
--------------------------------------------------------------------------
filter processing and assembly and product packaging.
----------------------------------------------------

     We expect that as our products develop to meet new and changing industry and customer requirements, our requirements for color filter processing and ceramic and plastic packaging services will also evolve. For instance, we have recently used contract manufacturing services to assemble new camera modules for one of our OEM customers. We expect that our industry will continue to evolve and adopt new technologies and materials that improve the quality of image sensor products and that also reduce manufacturing costs. Our ability to deliver products that meet customer demands and our ability to attain and sustain profitability is dependant upon our ability to procure services that meet these new requirements on a cost-effective basis. We have historically relied exclusively on third parties to provide these services, and there can be no assurances that these third parties will be able to provide services that meet new requirements. Furthermore, even if these third party vendors are able to provide services that meet the new and evolving requirements, these services may not be available on a cost basis that enables us to achieve or sustain profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Fluctuations in our quarterly operating results make it difficult to predict
----------------------------------------------------------------------------
our future performance and may result in volatility in the market price of our
------------------------------------------------------------------------------
common stock.
------------

     Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors, many of which are more fully discussed in other risk factors, include:

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

We depend on the acceptance of CMOS technology for mass market image sensor
---------------------------------------------------------------------------
applications, and any delay in the widespread acceptance of this technology
---------------------------------------------------------------------------
could adversely affect our ability to increase our revenues and improve our
---------------------------------------------------------------------------
earnings.
--------

     Our business strategy depends on the rapid and widespread adoption of the CMOS fabrication process for image sensors and the acceptance of our single chip technology. The image sensor market has been dominated by CCD technology for over 25 years. Although CMOS technology has been available for over 20 years, CMOS technology has only recently been used in image sensors. Along with the other risk factors described in this section, the following are examples of factors that may delay the widespread adoption of the CMOS fabrication process and our single chip technology, the occurrence of any of which could adversely affect our ability to increase our revenues and earnings:

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

If the demand for our products in current markets and emerging markets fails to
-------------------------------------------------------------------------------
increase as we anticipate, our growth prospects would be diminished.
-------------------------------------------------------------------

     Our success depends in large part on the continued growth of various markets, in particular the markets for digital still cameras, personal computer cameras, video phones, including video cell phones, and security and surveillance products that use our products and the emergence of new markets for our products. The current markets that use our products include digital still cameras, personal computer cameras, personal digital assistant cameras, mobile phone cameras, cameras for security and surveillance systems, closed circuit television systems, cameras for toys and games and automotive applications. Emerging markets for our products include cameras for personal identification systems, medical imaging devices, machine control systems, and videophones. If these markets do not continue to grow and develop, the need for cameras which are lower in cost, smaller, lighter in weight, more reliable and which consume less power might not fully develop. In such case, it would be unlikely that our products would achieve commercial success.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Historically, our revenues have been dependent upon a few key customers and
---------------------------------------------------------------------------
distributors, and the loss of any of them could significantly reduce our
------------------------------------------------------------------------
revenues.
--------

     Historically a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. Our two largest OEM customers during the three months ended October 31, 2002 were Concord and Aiptek, who accounted for 19.5% and 12.7% of revenues, respectively. No other single customer accounted for 10% or more of revenues in the three months ended October 31, 2002. Our largest distributor during the three months ended October 31, 2002 was Gain Tune, which accounted for 16.8% of revenues. For the six months ended October 31, 2002, Gain Tune represented 15.4% of revenues and Concord represented 12.2% or revenues. No other single customer or distributor accounted for 10% or more of revenues in the six months ended October 31, 2002. A significant reduction, delay or cancellation of orders from our key customers or distributors, or a decision by them to select or distribute products manufactured by a competitor could seriously harm our business. For example, in 1999, we had to replace one of our largest distributors with Wintek Electronics Co., Ltd., because that distributor decided to distribute a competitor's products. We expect our operating results to continue to depend on sales to or design decisions of a relatively small number of distributors and camera manufacturers.

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

Our dependence on selling through distributors increases the complexity of our
------------------------------------------------------------------------------
business, which may increase our operating costs and may reduce our ability to
------------------------------------------------------------------------------
forecast revenues.
-----------------

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

     Any failure to manage these challenges could reduce or impair our ability to achieve market acceptance for our products, thereby adversely affecting our revenues and operating results.

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

     o political and economic instability which may have an adverse impact on foreign exchange rates in Asia, and could impair our ability to conduct our business in the affected foreign locations; and

     o inadequacy of local infrastructure.

     We also face potential risks associated with capital requirements for HuaWei Semiconductor. Of HuaWei Semiconductor's $30.0 million in registered capital, $9.5 million had been funded as of October 31, 2002. HuaWei made this investment in HuaWei Semiconductor through capital provided by us from our available working capital. Of the remaining $20.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei, $2.5 million must be funded by January 2004 and $18.0 million must be funded by January 2005. We currently anticipate that development efforts for HuaWei Semiconductor will require additional capital expenditures of approximately $28.0 million through April 30, 2003. We expect to fund HuaWei Semiconductor through a combination of funds invested directly through HuaWei from our available working capital and by investments from third parties. Third party financing for HuaWei Semiconductor could include debt financing from banking institutions or an equity financing transaction. Third party financing may not be available to us when and as required or on terms that are favorable to us and our stockholders. In the event we are unable to obtain financing from third parties, the issuance of our equity securities, including securities convertible into our equity securities, would dilute the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


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

In addition to risks we face in connection with our planned operations in
-------------------------------------------------------------------------
Shanghai, we face foreign business, political and economic risks because a
--------------------------------------------------------------------------
majority of our products, and our customers' products are manufactured and sold
-------------------------------------------------------------------------------
outside of the United States.
----------------------------


     Historically, the manufacturing, processing and assembly of our products has principally been conducted by foreign third-party manufacturers and service providers. Because our headquarters are located in Sunnyvale, California we face difficulties in managing our third party foundries, color filter application service providers and ceramic and plastic service providers, which are all located in Asia, and our foreign distributors. In addition, potential political and economic instability, may have an adverse impact on foreign exchange rates in Asia, and could impair the ability of important manufacturing and other service providers from providing the services that we need.
Potential adverse effects of tariffs, duties, price controls or other restrictions that impair trade, which could result in regulations which impair our ability to conduct business or could result in increased and unforeseen costs.

     In addition, many of our customers are camera manufacturers or are the manufacturers or suppliers for camera manufacturers and are located in Hong Kong, Japan, Korea and Taiwan. In addition, sales outside of the United States accounted for approximately 98% and 92% of our revenues for the three and six months ended October 31, 2002, respectively, and 74% of our revenues for fiscal 2002. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

We may be unable to adequately protect our intellectual property and therefore
------------------------------------------------------------------------------
we may lose some of our competitive advantage.
---------------------------------------------

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. For example, we have filed two complaints, one in California and one in Taiwan, against IC Media alleging that IC Media has infringed one of our patents. Both of these complaints seek injunctive relief and damages from IC Media. In response to our patent infringement complaints, IC Media has initiated a cancellation proceeding with
respect to our patent.   If we are not successful in suits in which we claim
that third parties infringe our patents or other intellectual property, such as our complaints against IC Media, then our competitive position may be adversely affected.

     Furthermore, it may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop corresponding technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. These disputes may result in costly and time consuming litigation or the license of additional elements of our intellectual property for free.

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

If we do not effectively manage our growth, this could adversely affect our
---------------------------------------------------------------------------
ability to increase our revenues and improve our earnings.
---------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Provisions in our charter documents and Delaware law, as well as our stockholders rights plan, could prevent or delay a change in control of us and may reduce the market price of our common stock.

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

     Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our board of directors adopted a Preferred Stock Rights Agreement in August 2001, the Rights Agreement. Pursuant to the Rights Agreement, our board of directors declared a dividend of one right, or right, to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. The dividend was paid on September 28, 2001 to stockholders of record as of the close of business on that date. Each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment. The exercise of the rights could have the effect of delaying, deferring or preventing a change of control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The Rights Agreement could also limit the price that investors might be willing to pay in the future for our common stock.

Our stock has been and will likely continue to be subject to substantial price
------------------------------------------------------------------------------
and volume fluctuations due to a number of factors, many of which will be
-------------------------------------------------------------------------
beyond our control, that may prevent our stockholders from reselling our common
-------------------------------------------------------------------------------
stock at a profit.
-----------------

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From the completion of our initial public offering in July 2000 through October 31, 2002, the closing sales price of our common stock has ranged from a high of $47.25 per share to a low of $2.37 per share. The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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


ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. We do not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within our company may be detected.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date that we completed our evaluation.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against the Company, some of its directors and officers, and various underwriters for its initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company's offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company's offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of its common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The issuers in the coordinated action have filed a consolidated motion to dismiss.

     On October 11, 2002, the Company filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866.) In its complaint, the Company alleges misappropriation of trade secrets, unfair competition and other business torts, and seeks damages and injunctive relief. IC Media Corporation has answered the complaint by denying the allegations and raising various defenses; no counterclaims have been asserted. The Company has confidence in the merits of its case and plans to pursue its legal remedies.

     Further, the Company on August 21, 2002 initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 owned by the Company. The action was brought in the Civil Tribunal of the Shih Lin District Court and assigned Civil Action Number 91 Su-Zi 1074. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to the Company's patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to the Company's Taiwan patent NI-139439. Should IC Media Corporation prevail in the cancellation proceeding, the Taiwan Intellectual Property Office may cancel the Company's Taiwan patent NI-139439. Both actions are currently pending.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held at our corporate headquarters at 930 Thompson Place, Sunnyvale, California on September 4, 2002 at 10:00 a.m. local time. The results of the matters voted upon were as follows:

1.	To elect two Class II directors to serve until the expiration of their three-year terms or until their successors are duly elected or appointed and qualified.


                                                          Vote
                                             ------------------------------
                                                 For             Withheld
                                                 ---             --------
       John T. Rossi......................   19,738,110             260,534
       Raymond Wu.........................   16,690,502           3,308,142


           The term of office of directors Shaw Hong, Edward C. V. Winn and Tsuey-Jiuan Chen continued after the Annual Meeting.

2.	To ratify the appointment of PricewaterhouseCoopers LLP as
    independent auditors of the Company for the fiscal year ending April
    30, 2003.


                   For                Against              Abstained
                   ---                -------              ---------
                19,888,202            109,564                 878


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         --------


       Exhibit
       Number                        Description
       ------                        -----------
99.1	   Certification Of Chief Executive Officer and Chief Financial
        Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
        to Section 906 of The Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K
         -------------------

     The Company did not file any reports on Form 8-K during the three months ended October 31, 2002.

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


                                           OMNIVISION TECHNOLOGIES, INC.
                                           -----------------------------
                                                   (Registrant)


Dated: December 13, 2002

                                     By:           /s/ SHAW HONG
                                        ------------------------------------
                                                     Shaw Hong
                                Chief Executive Officer, President and Director
                                          (Principal Executive Officer)


Dated: December 13, 2002

                                     By:      /s/ H. GENE MCCOWN
                                        ------------------------------------

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing date of this quarterly report;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 13, 2002


                                        By:          /s/ SHAW HONG
                                           -----------------------------------
                                                         Shaw Hong
                                          Chief Executive Officer and President

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing date of this quarterly report;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 13, 2002


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