Form 10-Q
period 2003-01-31
OMNIVISION TECHNOLOGIES INC
filed 2003-03-12
CIK 1106851

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

    For the quarterly period ended January 31, 2003

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

                                --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     At March 7, 2003, 23,093,200 shares of common stock of the Registrant were outstanding.


===============================================================================

                         OMNIVISION TECHNOLOGIES, INC.

                                     INDEX



                                                                           Page
                                                                           ----

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets - January 31, 2003 and
            April 30, 2002................................................   3

          Condensed Consolidated Statements of Operations - Three and Nine
            Months Ended January 31, 2003 and 2002........................   4

          Condensed Consolidated Statements of Cash Flows - Nine Months
            Ended January 31, 2003 and 2002...............................   5

          Notes to Condensed Consolidated Financial Statements............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  32

Item 4. Controls and Procedures...........................................  32


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  33

Item 5. Other Information.................................................  33

Item 6. Exhibits and Reports on Form 8-K..................................  33

Signatures................................................................  34



PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                         OMNIVISION TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                         January 31,  April 30,
                                                            2003        2002
                                                            ----        ----
ASSETS

Current assets:
  Cash and cash equivalents............................. $  48,588   $  55,803
  Short-term investments................................     5,173       2,002
  Accounts receivable, net..............................    18,071      10,787
  Inventories...........................................    16,297       3,244
  Refundable and deferred income taxes..................     2,861       3,066
  Prepaid expenses and other assets.....................     2,981         987
                                                         ---------   ---------
    Total current assets................................    93,971      75,889

Property, plant and equipment, net......................    10,759       6,164
Other non-current assets................................       343         288
                                                         ---------   ---------
    Total assets........................................ $ 105,073   $  82,341
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................... $  14,282   $   5,865
  Accrued expenses and other liabilities................     4,545       4,306
  Deferred revenue......................................     2,244         651
                                                         ---------   ---------
    Total current liabilities...........................    21,071      10,822
                                                         ---------   ---------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares
    authorized; 23,003 and 22,287 shares issued and
    outstanding.........................................        23          22
  Additional paid-in capital............................    98,464      95,469
  Deferred compensation related to stock options........      (227)       (479)
  Accumulated deficit...................................   (14,258)    (23,493)
                                                         ---------   ---------
    Total stockholders' equity..........................    84,002      71,519
                                                         ---------   ---------
    Total liabilities and stockholders' equity.......... $ 105,073   $  82,341
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


                         OMNIVISION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                   Three Months Ended      Nine Months Ended
                                ----------------------- -----------------------
                                January 31, January 31, January 31, January 31,
                                   2003        2002        2003        2002
                                   ----        ----        ----        ----
Revenues.........................$ 30,522    $  9,973    $ 69,055    $ 33,399
Cost of revenues*................  18,980       5,732      42,317      19,456
                                 --------    --------    --------    --------
Gross profit.....................  11,542       4,241      26,738      13,943
                                 --------    --------    --------    --------

Operating expenses:
  Research and development.......   3,132       1,851       8,251       5,337
  Selling, general and
    administrative...............   2,869       2,205       7,659       8,828
  Stock-based compensation
    charge**.....................      68         107         332         432
  Litigation settlement..........      --          --          --       3,500
                                 --------    --------    --------    --------
    Total operating expenses.....   6,069       4,163      16,242      18,097
                                 --------    --------    --------    --------
Income (loss) from operations....   5,473          78      10,496      (4,154)
Interest income, net.............     199         252         631       1,273
                                 --------    --------    --------    --------
Income (loss) before income taxes   5,672         330      11,127      (2,881)
Provision for income taxes.......   1,074          --       1,892          --
                                 --------    --------    --------    --------
Net income (loss)................$  4,598    $    330    $  9,235    $ (2,881)
                                 ========    ========    ========    ========

Net income (loss) per share:
  Basic..........................$   0.20    $   0.02    $   0.41    $  (0.13)
                                 ========    ========    ========    ========
  Diluted........................$   0.18    $   0.01    $   0.38    $  (0.13)
                                 ========    ========    ========    ========

Shares used in computing net
  income (loss) per share:
  Basic..........................  22,807      21,936      22,498      21,801
                                 ========    ========    ========    ========
  Diluted........................  25,563      24,605      24,535      21,801
                                 ========    ========    ========    ========

(*)Stock-based compensation
     charges:
     Cost of revenues (included).$      2    $      4    $      9    $     21
                                 ========    ========    ========    ========




(**)Other stock-based
      compensation charges by
      functional area:
      Research and development...$     35    $     54    $    117    $    181
      Selling, general and
        administrative...........      33          53         215         251
                                 --------    --------    --------    --------
                                 $     68    $    107    $    332    $    432
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


                         OMNIVISION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                           Nine Months Ended
                                                       ------------------------
                                                        January 31, January 31,
                                                           2003        2002
                                                           ----        ----
Cash flows from operating activities:
  Net income (loss)..................................... $  9,235     $ (2,881)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization.......................      639          574
    Allowance for doubtful accounts and sales returns...      314          (49)
    Amortization of deferred compensation...............      341          453
    Changes in assets and liabilities:
      Accounts receivable...............................   (7,598)      (3,621)
      Inventories.......................................  (13,053)       6,669
      Refundable and deferred income taxes..............      205          (36)
      Prepaid expenses and other assets.................   (2,049)        (293)
      Accounts payable..................................    8,417          257
      Accrued expenses and other liabilities............    1,139          158
      Deferred revenue..................................    1,593          200
                                                         --------     --------
        Net cash provided by (used in) operating
          activities....................................     (817)       1,431
                                                         --------     --------
Cash flows from investing activities:
  Purchase of short-term investments....................   (5,173)          --
  Proceeds from sale of short-term investments..........    2,002           --
  Purchases of property, plant and equipment............   (5,234)      (1,558)
                                                         --------     --------
        Net cash used in investing activities...........   (8,405)      (1,558)
                                                         --------     --------

Cash flows from financing activities:
  Deposit received (refunded)...........................     (900)         900
  Proceeds from issuance of common stock, net...........    2,908          746
  Payment for repurchase of common stock, net...........       (1)          (4)
                                                         --------     --------
        Net cash provided by financing activities.......    2,007        1,642
                                                         --------     --------
Net increase (decrease) in cash and cash equivalents....   (7,215)       1,515
Cash and cash equivalents at beginning of period........   55,803       51,053
                                                         --------     --------
Cash and cash equivalents at end of period.............. $ 48,588     $ 52,568
                                                         ========     ========

Supplemental cash flow information:
  Taxes paid............................................ $  4,188     $     36
                                                         ========     ========


         The accompanying notes are an integral part of these Condensed
                      Consolidated Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months Ended January 31, 2003 and 2002
                                  (unaudited)


Note 1 - Basis of Presentation
------   ---------------------

     The accompanying condensed consolidated financial statements as of January 31, 2003 and April 30, 2002 and for the three and nine months ended January 31, 2003 and 2002 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2002 have been derived from the Company's annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the fiscal year ended April 30, 2002, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three and nine months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003 or any other future interim period, and the Company makes no representations related thereto.

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


Note 2 - Revenue Recognition
------   -------------------

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


Note 3 - Short-term Investments
------   ----------------------

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

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2003 and 2002
                                  (unaudited)


Note 4 - Balance Sheet Accounts (In Thousands)
------   -------------------------------------

                                                         January 31,  April 30,
                                                            2003        2002
                                                            ----        ----
Cash and cash equivalents:
  Cash.................................................. $   1,288   $   3,625
  Money market funds....................................    31,065      10,303
  Commercial paper......................................    16,235      41,875
                                                         ---------   ---------
                                                         $  48,588   $  55,803
                                                         =========   =========

Accounts receivable:
  Accounts receivable................................... $  19,810   $  12,212
  Less: Allowance for doubtful accounts.................      (915)       (671)
        Sales return reserve............................      (824)       (754)
                                                         ---------   ---------
                                                         $  18,071   $  10,787
                                                         =========   =========

Inventories:
  Work in progress...................................... $  10,672   $   2,361
  Finished goods........................................     5,625         883
                                                         ---------   ---------
                                                         $  16,297   $   3,244
                                                         =========   =========

Prepaid expenses and other assets:
  Prepaid income taxes.................................. $   2,296   $      --
  Prepaid expenses......................................       474         510
  Other receivables.....................................       211         477
                                                         ---------   ---------
                                                         $   2,981   $     987
                                                         =========   =========

Property, plant and equipment, net:
  Machinery and equipment............................... $   3,545   $   3,352
  Furniture and fixtures................................       283         231
  Software..............................................       970         829
  Construction in progress..............................     9,146       4,315
                                                         ---------   ---------
                                                            13,944       8,727
  Less: Accumulated depreciation and amortization.......    (3,185)     (2,563)
                                                         ---------   ---------
                                                         $  10,759   $   6,164
                                                         =========   =========



Note 5 - Net Income (Loss) Per Share
------   ---------------------------

     Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three and nine months ended January 31, 2003, 2,813 and 16,613 shares of common stock subject to outstanding options, respectively, were not included in the calculation of diluted net income per share as they were considered antidilutive. For the three months ended January 31, 2002, 917,200 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive. For the nine months ended January 31, 2002, 2,942,400 shares of common stock subject to outstanding options were not included in the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in the fiscal period.

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2003 and 2002
                                  (unaudited)


     The following table sets forth the computation of basic and diluted income
(loss) per share attributable to common stockholders for the period indicated (in thousands, except per share data):


                                  Three Months Ended      Nine Months Ended
                                ----------------------- -----------------------
                                January 31, January 31, January 31, January 31,
                                    2003        2002        2003        2002
                                    ----        ----        ----        ----
Numerator:
  Net income (loss)...............$  4,598    $    330    $  9,235    $ (2,881)
                                  ========    ========    ========    ========
Denominator:
  Weighted average shares.........  22,895      22,188      22,623      22,118
  Weighted average unvested common
    stock subject to repurchase...     (88)       (252)       (125)       (317)
                                  --------    --------    --------    --------
  Denominator for basic net income
    (loss) per share..............  22,807      21,936      22,498      21,801
  Effect of dilutive securities:
    Common stock options..........   2,668       2,417       1,912          --
    Unvested common stock subject
      to repurchase...............      88         252         125          --
                                  --------    --------    --------    --------
 Denominator for dilutive net
   income (loss) per share........  25,563      24,605      24,535      21,801
                                  ========    ========    ========    ========

Basic net income (loss) per share.$   0.20    $   0.02    $   0.41    $  (0.13)
                                  ========    ========    ========    ========
Diluted net income (loss) per
  share...........................$   0.18    $   0.01    $   0.38    $  (0.13)
                                  ========    ========    ========    ========



Note 6 - Segment and Geographic Information
------   ----------------------------------

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

     The Company sells its products primarily to the Asia Pacific region and in the United States. Revenues by geographic locations based on the country or region in which the customer is located are not necessarily representative of the geographic distribution of sales into end-user markets as the Company's customers sell their products globally and were as follows (in thousands):




                                  Three Months Ended      Nine Months Ended
                                ----------------------- -----------------------
                                January 31, January 31, January 31, January 31,
                                    2003        2002        2003        2002
                                    ----        ----        ----        ----
Hong Kong........................$ 11,354     $ 2,908     $32,232     $ 7,232
Taiwan...........................   6,604       3,877      16,389       8,284
China............................   8,533         199      10,093         293
United States....................   1,567         342       4,733      10,605
Korea............................   1,923       1,054       3,391       2,111
All other........................     541       1,593       2,217       4,874
                                 --------    --------    --------    --------
                                 $ 30,522    $  9,973    $ 69,055    $ 33,399
                                 ========    ========    ========    ========


                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2003 and 2002
                                  (unaudited)


     The Company's long-lived assets are located in the following countries (in thousands):

                                                         January 31,  April 30,
                                                            2003        2002
                                                            ----        ----
China..................................................  $   8,370   $   4,449
United States..........................................      2,460       1,792
All other..............................................        272         211
                                                         ---------   ---------
                                                         $  11,102   $   6,452
                                                         =========   =========



Note 7 - Commitments and Contingencies
------   -----------------------------

     In December 2000, the Company established a wholly owned Chinese subsidiary, HuaWei Semiconductor (Shanghai) Co., Ltd., ("HuaWei Semiconductor"). HuaWei Semiconductor is a wholly owned subsidiary of HuaWei Technology International, Ltd., ("HuaWei"), a Cayman Islands company that is itself wholly owned by OmniVision. The Company established HuaWei Semiconductor as part of its efforts to reduce the costs associated with the testing of its CMOS image sensors. The Company currently anticipates that in addition to using HuaWei Semiconductor as a testing facility, the Company may expand the scope of its operations at HuaWei Semiconductor to include other processes associated with the manufacturing of its products, such as color filter applications. In August 2002, the Company increased the registered capital of HuaWei Semiconductor to $30.0 million, from an initial $12.0 million commitment. Of HuaWei Semiconductor's $30.0 million in registered capital, $10.5 million had been funded as of January 31, 2003. HuaWei made this investment in HuaWei Semiconductor through capital provided by the Company from the Company's available working capital. Of the remaining $19.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei, $4.2 million must be funded by January 2004 and $15.3 million must be funded by January 2005. Of the $10.5 million invested in HuaWei Semiconductor through January 31, 2003, $8.2 million was used to pay for land use rights and to building contractors in partial payment for the construction of the facility, $1.0 million was expended for general operating expenses and $1.3 million remained available for future use.

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

     In March 2000, the Company received written notice from Koninklijke Philips N.V. ("Philips") in which Philips claimed to have patent rights in a serial bus system for data transmission, known as the I2C bus system. Although the Company does not believe that any of its products infringe any Philips patent, the Company is currently discussing possible royalty or licensing arrangements as a means of business resolution. The Company has completed implementation of a new serial bus system, which the Company believes does not infringe any patent.

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2003 and 2002
                                  (unaudited)


Note 8 - Recent Accounting Pronouncements
------   --------------------------------

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard did not have any material impact on the Company's financial position and results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results." These forward-looking statements include, but are not limited to: the statements relating to the development of new products in new and existing markets, the expansion of the range of picture resolutions offered in our products, the development of new products which require only three volts for portable applications, the improvement of image quality, the integration of additional functions and the continued improvement to the interface chips in the second paragraph under "Overview;" the statements relating to the generation of future revenues from five-volt and three-volt products in the third paragraph under "Overview;" the statements relating to technology leadership and increase in research and development expenses in the seventh paragraph under "Overview;" the statements regarding the expansion of the scope of our operations at HuaWei Semiconductor, the additional capital expenditures required by HuaWei Semiconductor, the future funding sources for HuaWei and the potential nature of future third party funding of HuaWei Semiconductor in the last paragraph under "Overview;" the statements regarding the future revenues from sales of digital image sensor products in the first paragraph under "Revenue; "the statements regarding the expected increase in absolute dollars and decrease as a percentage of revenues of research and development costs under "Research and Development;" the statements regarding increases in absolute dollars in selling, general and administrative expenses under "Selling, General and Administrative;" the statements regarding the expansion of the scope of our operations at HuaWei Semiconductor; the additional capital expenditures required for the development of HuaWei Semiconductor; the future funding sources for HuaWei and the potential nature and availability of future third party funding of HuaWei Semiconductor in the first paragraph under "Contractual Obligations and Commercial Commitments;" the statements regarding cash resources available to meet capital requirements in the second paragraph under "Contractual Obligations and Commercial Commitments;" the statements regarding the effect of and exposure to foreign currency exchange rate risk under "Foreign Currency Exchange Risk;" the statements regarding the effect of and exposure to market interest rate risk under "Quantitative and Qualitative Discussion of Market Interest Rate Risk;" and the statements regarding our expectation of the ability of our disclosure controls and procedures to prevent errors in "Controls and Procedures;" among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results." All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.


Overview
--------

     We design, develop and market high performance, high quality, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called the CameraChip(tm), is used to capture an image in cameras and camera related products in high-volume imaging applications such as personal digital still cameras, computer cameras, cellular phone cameras, security and surveillance cameras, personal digital assistant cameras, and cameras for automobiles and toys for both still picture and live
video applications. Our   CameraChips are designed to use the complementary
metal oxide semiconductor, or CMOS, fabrication process. Our highly integrated CameraChips can allow our customers to build cameras that are smaller, require fewer chips, consume less power and cost less to build than cameras using traditional charge coupled device, or CCD, technology, or multiple chip CMOS image sensors. Unlike some competitive image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. We believe that we supply one of the most highly integrated single chip CMOS image sensor solutions available today.

     Image sensors are characterized by several important attributes such as picture resolution, color, lens size, voltage requirements and type of video output. We intend to continue developing new CameraChips aimed at new and existing markets. We plan to expand the range of picture resolutions we offer, provide additional CameraChips that require only three volts for portable applications, further improve image quality and integrate additional functions into our CameraChips. In addition, we have developed and market a family of interface chips that include

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


compression capabilities and which connect a camera to the universal serial bus on personal computers, and we plan to continue to make improvements to that product as well.

     For Fiscal Years 2002, 2001 and 2000, the majority of our revenues were generated from sales of our five-volt color image sensors. Given the growth of the Internet and multimedia applications which allow for digital images to be captured, stored and transported, we expect that a significant portion of our revenues in the fiscal years ending April 30, 2003, or Fiscal Year 2003, and April 30, 2004, or Fiscal Year 2004 will be generated from three-volt color image sensors, which are used primarily in digital still cameras, personal computer cameras and cellular phone accessories, and also from our five-volt color image sensors, which are used primarily in affordable and easy to use personal computer cameras as well as security and surveillance cameras.

     We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers' representatives. Our CameraChips are sold to camera manufacturers who market camera products under their own brand. We also sell to large manufacturing companies that produce camera products for others to market under different brand names.

     We outsource the substantial majority of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements. We outsource our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC. Some of our CameraChips require further assembly prior to shipment, and we have also outsourced this assembly process. A majority of our unit sales of CameraChips for the three and nine months ended January 31, 2003 were color image sensors. These require a color filter to be applied to the wafer before packaging. We outsource the application of this color filter to Toppan Printing Co., or Toppan, and TSMC. We outsource the packaging of our image sensors to Kyocera Corporation, or Kyocera, Pan Pacific Semiconductor Co., Ltd., or PPSC, Advanced Semiconductor Engineering Korea, Inc., or ASE, and XinTec, Inc., or XinTec. We outsource the packaging of our camera module products to ASE. Outside testing services do not offer suitable tests for the key parameters of product performance and image quality. Therefore, we design and produce our own automatic testing equipment specifically for image sensor testing, and we do substantially all of our testing in house both domestically and at our new facility in China utilized by our indirect wholly owned Chinese subsidiary, HuaWei Semiconductor (Shanghai) Co., Ltd., or HuaWei Semiconductor. Our control over the testing process helps us maintain consistent product quality and identify areas to improve product quality and reduce costs.

     We intend to maintain our technology leadership by continuing to develop our core technology through our in house research and development efforts. As a result, we expect that our future research and development expenses will increase in absolute dollars and may increase as a percentage of revenues as we design and develop our next generation of image sensor products during Fiscal Year 2004.

     In December 2000, we established HuaWei Semiconductor as part of our efforts to reduce the costs associated with the testing of our CMOS image sensors. HuaWei Semiconductor is a wholly owned subsidiary of HuaWei Technology International, Ltd., or HuaWei, a Cayman Islands company that is itself wholly owned by us. We currently anticipate that in addition to using HuaWei Semiconductor as a testing facility, we may expand the scope of our operations at HuaWei Semiconductor to include other processes associated with the manufacturing of our products, such as color filter applications. In August 2002, we increased the registered capital of HuaWei Semiconductor to $30.0 million, from an initial $12.0 million commitment. Of HuaWei Semiconductor's $30.0 million in registered capital, $10.5 million had been funded as of January 31, 2003. HuaWei made this investment in HuaWei Semiconductor through capital provided by us from our available working capital. Of the remaining $19.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei, $4.2 million must be funded by January 2004 and $15.3 million must be funded by January 2005. We expect to fund HuaWei Semiconductor through a combination of funds invested directly through HuaWei from our available working capital and by investments from third parties. Third party financing for HuaWei Semiconductor could include debt financing from banking institutions or an equity financing transaction.

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


                                  Three Months Ended      Nine Months Ended
                                ----------------------- -----------------------
                                January 31, January 31, January 31, January 31,
                                    2003        2002        2003        2002
                                    ----        ----        ----        ----
Revenues..........................  100.0%      100.0%      100.0%      100.0%
Cost of revenues..................   62.2        57.5        61.3        58.2
                                   ------      ------      ------      ------
  Gross profit....................   37.8        42.5        38.7        41.8
                                   ------      ------      ------      ------
Operating expenses:
  Research and development........   10.3        18.6        11.9        16.0
  Selling, general and
    administrative................    9.4        22.1        11.1        26.4
  Stock compensation charge.......    0.2         1.0         0.5         1.3
  Litigation settlement...........     --          --          --        10.5
                                   ------      ------      ------      ------
    Total operating expenses......   19.9        41.7        23.5        54.2
                                   ------      ------      ------      ------
Income (loss) from operations.....   17.9         0.8        15.2       (12.4)
Interest income, net..............    0.7         2.5         0.9         3.8
                                   ------      ------      ------      ------
Income (loss) before income taxes.   18.6         3.3        16.1        (8.6)
Provision for income taxes........    3.5          --         2.7          --
                                   ------      ------      ------      ------
Net income (loss).................   15.1%        3.3%       13.4%       (8.6)%
                                   ======      ======      ======      ======


Three and Nine Months Ended January 31, 2003 as Compared to Three and Nine Months Ended January 31, 2002

Revenues
--------

     We derive revenues from the sale of our CameraChip products and other companion circuits for use in a variety of high-volume applications. Revenues for the three months ended January 31, 2003 increased 206% to approximately $30.5 million from $10.0 million for the three months ended January 31, 2002. The increase in revenues during the three months ended January 31, 2003 was primarily due to increased demand from our contract manufacturing customers who are primarily engaged in the manufacturing of digital still cameras and from increased revenues from the shipment of products used in cellular phone cameras. We believe the increase in demand partly reflected the acceleration of delivery schedules by Asian customers in anticipation of the Chinese New Year in February 2003. Driven by the growth primarily in high-resolution products, revenues from the sale of digital image sensor products increased by approximately 390% and represented 87.6% and 54.8% of revenues for the three months ended January 31, 2003 and 2002, respectively. Digital image sensor products are used primarily in devices such as digital still camera, cellular phone camera and personal computer camera applications. These increases were partially offset by decreases in revenues from analog image sensor products, which declined by approximately 16% for the three months ended January 31, 2003 from the same period in Fiscal Year 2002 and represented approximately 12.4% and 45.2% of revenues for the three months ended January 31, 2003 and 2002, respectively. Analog image sensor products are used primarily in security and surveillance camera and toy camera applications. Revenues for the nine months ended January 31, 2003 increased 107% to approximately $69.1 million from $33.4 million for the nine months ended January 31, 2002. The increase in revenues during the nine months ended January 31, 2003 was primarily due to increased demand by our contract manufacturing customers who are primarily engaged in the manufacturing of digital still cameras and from increased revenues from the shipment of products used in cellular phone cameras. Driven by the growth primarily in high-resolution products, revenues from the sale of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


digital image sensor products increased by approximately 313% and represented 74.4% and 37.2% of revenues for the nine months ended January 31, 2003 and 2002, respectively. These increases were partially offset by decreases in revenues from analog image sensor products, which declined by approximately 16% for the nine months ended January 31, 2003 from the same period in Fiscal Year 2002 and represented 25.6% and 62.8% of revenues for the nine months ended January 31, 2003 and 2002, respectively. We expect that revenues from the sale of digital image sensor products are likely to increase in absolute dollars and as a percentage of revenues while revenues from the sale of analog image sensor products are likely to decrease in absolute dollars and as a percentage of revenues.

     Revenues by product categories were as follows (in thousands):



                                  Three Months Ended      Nine Months Ended
                                ----------------------- -----------------------
                                January 31, January 31, January 31, January 31,
                                    2003        2002        2003        2002
                                    ----        ----        ----        ----
Digital image sensors............$ 26,745    $  5,463    $ 51,360    $ 12,432
Analog image sensors............    3,777       4,510      17,695      20,967
                                 --------    --------    --------    --------
  Total......................... $ 30,522    $  9,973    $ 69,055    $ 33,399
                                 ========    ========    ========    ========



     Domestic and international revenues for the three months ended January 31, 2003 were $1.6 million and $28.9 million, respectively, as compared to $0.3 million and $9.7 million, respectively, for the three months ended January 31, 2002. Domestic and international revenues for the nine months ended January 31, 2003 were $4.7 million and $64.4 million, respectively, as compared to $10.6 million and $22.8 million, respectively, for the nine months ended January 31, 2002. This represents a continuing shift from the year ago periods in our revenue by geographic region from domestic to Asia-Pacific manufacturers as a result primarily of the continuing trend of manufacturing outsourcing by our customers and the transfer of production to Asian manufacturers and facilities. Because of the preponderance of Asia Pacific manufacturers and the fact that virtually all purchasers of the Company's image sensors sell their products globally, we believe that such figures do not accurately reflect geographic distribution of sales into end-user markets.

     For the three and nine months ended January 31, 2003, direct sales to original equipment manufacturers, or OEM's, and value-added resellers accounted for approximately 66% and 61% of revenues, respectively, with the balance of approximately 34% and 39%of revenues, respectively, derived from sales through our distributors. Our two largest OEM customers during the three months ended January 31, 2003 were Primax Electronics Products Huizhou, or Primax, based in China, which is a supplier to Motorola, Inc., and Aiptek International, Inc., or Aiptek, headquartered in Taiwan, which is a manufacturer and supplier to various OEM's, and they accounted for 21.9% and 11.5% of revenues, respectively. In addition, on a combined basis, Namtai Electronic (Shenzhen) Co., or Namtai, a supplier to Sony Ericsson Mobile Communications, or
Sony Ericsson, accounted for (both directly and through Actrontech Co., Ltd., or Actrontech, a distributor) approximately 12% of revenues. No other single OEM customer accounted for 10% or more of revenues in the three months ended January 31, 2003. For the three months ended January 31, 2002, no single OEM customer accounted for 10% or more of revenues. For the nine months ended January 31, 2003, Primax represented 11.5% of revenues and Aiptek represented 10.2% or revenues. No other single OEM customer accounted for 10% or more of revenues in the nine months ended January 31, 2003. For the nine months ended January 31, 2002, one of our security camera manufacturer customers, X10 Wireless Technology, Inc., represented 27.8% of revenues. No other single OEM customer accounted for 10% or more of revenues in the nine months ended January 31, 2002.

     Our largest distributor during the three months ended January 31, 2003 was World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for 17.6% of revenues for the three months ended January 31, 2003, including purchases by its wholly owned subsidiary, formerly known as Gain Tune, Ltd., or Gain Tune, based in Hong Kong. Our two largest distributors during the three months ended January 31, 2002 were World Peace which accounted for 23.1% of revenues and SEC Development Co. Ltd., or SEC, headquartered in Hong Kong, which accounted for 11.6% of revenues. For the three months ended January 31, 2002, no other single distributor accounted for 10% or more of revenues. For the nine months ended January 31, 2003, one distributor, World Peace, on a combined basis represented 20.2% of revenues. No other single distributor accounted for 10% or more of revenues in the nine months ended January 31, 2003. For the nine months ended January 31, 2002, one of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


our distributors, World Peace on a combined basis accounted for approximately 16.0% of revenues. No other single distributor accounted for 10% or more of revenues in the nine months ended January 31, 2002.

Gross Profit
------------

     Gross margins for the three months ended January 31, 2003 and 2002 were 37.8% and 42.5% of revenues, respectively. The decrease in gross margin for the three months ended January 31, 2003 as compared to the similar period in the prior year was primarily due to the benefit in the year-ago quarter from the sale of previously written-off inventory, partially offset by component cost reductions and a shift in product mix toward sales of products with proportionately greater margins than in the year ago period. Gross profit for the three months ended January 31, 2003 included a gross profit of approximately $0.3 million from the sale of inventory that we had written off in the quarter ended January 31, 2001. For the three months ended January 31, 2002, approximately $1.3 million of the margin was attributable to gross profit from the sale of the previously written-off inventory. Excluding the revenues and gross profit from the sale of the written off inventory, the gross margin would have been approximately 37.1% of revenues for the quarter ended January 31, 2003 as compared to 35.1% of revenues in the corresponding quarter of the previous fiscal year. Gross margins for the nine months ended January 31, 2003 and 2002 were 38.7% and 41.8% of revenues, respectively. The decrease in gross margin for the nine months ended January 31, 2003 was primarily due to the proportionately greater beneficial impact in the year ago period from the sale of previously written-off inventory and a $0.6 million payment to secure additional production capacity. Gross profit for the nine months ended January 31, 2003 included a gross profit of approximately $2.1 million from the sale of inventory that we had written-off in the quarter ended January 31, 2001. For the nine months ended January 31, 2002, $2.9 million of the margin was attributable to gross profit from the sale of the previously written-off inventory. Excluding the gross profit from the sale of the written off inventory, the gross margin would have been 36.8% of revenues for the nine months ended January 31, 2003 as compared to 33.1% of revenues in the corresponding quarter of the previous fiscal year. The increase in gross margin on an adjusted basis for the three and nine months ended January 31, 2003 was due to component cost reductions and changes in product mix.

Research and Development
------------------------

     Research and development expenses for the three months ended January 31, 2003 and 2002 were approximately $3.1 million and $1.9 million, respectively. As a percentage of revenues, research and development expenses for the three months ended January 31, 2003 and 2002 represented 10.3% and 18.6%, respectively. The decline in research and development as a percentage of revenues was due to the proportionately greater increase in revenues for the three months ended January 31, 2003 from prior year levels. Our research and development expenses for the three months ended January 31, 2003 increased by approximately $1.2 million from the same period in the prior year due to an approximately $0.5 million increase in salaries and payroll-related expenses associated with additional personnel and a $0.4 million increase in expenses related to new product development required to improve our current product line and support new product introductions. Research and development expenses for the nine months ended January 31, 2003 and 2002 were approximately $8.3 million and $5.3 million, respectively. As a percentage of revenues, research and development expenses for the nine months ended January 31, 2003 and 2002 represented 11.9% and 16.0%, respectively. The decline in research and development as a percentage of revenues was due to the proportionately greater increase in revenues for the nine months ended January 31, 2003 from levels in the prior year. Our research and development expenses for the nine months ended January 31, 2003 increased by approximately $3.0 million from the same period in the prior year due to a $1.2 million increase in salaries and payroll-related expenses associated with additional personnel and a $1.1 million increase in expenses related to new product development required to improve our current product line and support new product introductions. Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. We expect that our future research and development expenses may increase in absolute dollars as we design and develop our next generation of CameraChip products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses for the three months ended January 31, 2003 and 2002 were approximately $2.9 million and $2.2 million, respectively. The increase in selling, general and administrative expenses of approximately $0.7 million for the three months ended January 31, 2003 from the same period in the prior year was a result primarily of the approximately $0.2 million increase in expenses associated with our Asian foreign sales offices, a $0.2 million increase in commissions related to increased revenues, and a $0.1 million increase in provisions for bad debts related to the increase in accounts receivable. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2003 and 2002 represented 9.4% and 22.1%, respectively. Selling, general and administrative expenses decreased as a percentage of revenues for the three months ended January 31, 2003 from the similar period in the prior year as a result of the proportionately greater increase in revenues. Selling, general and administrative expenses for the nine months ended January 31, 2003 and 2002 were approximately $7.7 million and $8.8 million, respectively. The decrease in selling, general and administrative expenses of approximately $1.1 million for the nine months ended January 31, 2003 from the similar period in the prior year was a result primarily of the approximately $3.0 million decrease in legal expenses associated with patent litigation in Fiscal Year 2002. The decrease in legal expenses was partially offset by a $0.5 million increase in salaries and payroll related expenses associated with additional personnel, a $0.5 million increase in commissions related to increased revenues, and a $0.4 million increase in expenses associated with our Asian foreign sales offices. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2003 and 2002 represented 11.1% and 26.4%, respectively. Selling, general and administrative expenses decreased as a percentage of revenues for the nine months ended January 31, 2003 from the similar prior year period as a result primarily of the increase in revenues combined with the decrease in legal expenses associated with patent litigation. Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives, and insurance and legal expenses. Selling, general and administrative expenses include the expenses associated with the startup of HuaWei Semiconductor. We expect that our future selling, general and administrative expenses will increase in absolute dollars.

Interest Income, Net
--------------------

     Interest income, net for the three months ended January 31, 2003 and 2002 was approximately $0.2 million and $0.3 million, respectively. Interest income, net for the nine months ended January 31, 2003 and 2002 was approximately $0.6 million and $1.3 million, respectively. Interest income, net, decreased for the three and nine months ended January 31, 2003 primarily due to a decline in interest rates. Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market accounts and high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase.

Provision for Income Taxes
--------------------------

     We generated approximately $5.7 million and $11.1 million in income before income taxes for the three and nine months ended January 31, 2003, respectively. We recorded a provision for income taxes for the three and nine months ended January 31, 2003 of approximately $1.1 million and $1.9 million, respectively. We had no provision for income taxes in the comparable prior year periods after taking into consideration the utilization of the prior years' net operating loss carryforwards and credits. We expect the effective tax rate for Fiscal Year 2003 will be 17%.

Liquidity and Capital Resources
-------------------------------

     Principal sources of liquidity at January 31, 2003 consisted of cash, cash equivalents and short-term investments of $53.8 million.

     Our working capital increased by approximately $7.8 million to $72.9 million as of January 31, 2003 from $65.1 million as of April 30, 2002. The increase was primarily attributable to a $13.1 million increase in inventories to support future sales, a $7.3 million increase in accounts receivable consistent with the increase in revenues from prior year levels during the nine months ended January 31, 2003, a $3.2 million increase in short-term investments and a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


$2.0 million increase in prepaid expenses and other assets, partially offset by a $8.4 million increase in accounts payable, a $1.6 million increase in deferred revenue and a $7.2 million decrease in cash and cash equivalents.

     For the nine months ended January 31, 2003, our use of cash in operating activities totaled approximately $0.8 million as compared to cash provided by operating activities of $1.4 million for the similar period in the prior year, primarily due to a $13.1 million increase in inventories to support future sales, a $7.6 million increase in accounts receivable consistent with the increase in current quarter revenues, and a $2.0 million increase in prepaid expenses and other assets, which were partially offset by $8.4 million increase in accounts payable, a $1.6 million increase in deferred revenue, and net income of approximately $9.2 million for the nine months ended January 31, 2003.

     For the nine months ended January 31, 2003, our cash used in investing activities increased to approximately $8.4 million from a use of $1.6 million for the similar prior year period, due to $5.2 million in purchases of property, plant and equipment and $3.2 million in net purchases of short-term investments. Net cash used for investing activities of $1.6 million for the nine months ended January 31, 2002, resulted from purchases of property, plant and equipment.

     For the nine months ended January 31, 2003, net cash provided by financing activities increased to approximately $2.0 million from $1.6 million for the similar prior year period. The increase was primarily due to an increase in proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and from employee purchases through the employee stock purchase plan which totaled $2.9 million during the nine months ended January 31, 2003 as compared to $0.7 million for the similar period in the prior year. Proceeds from the issuance and sale of common stock for the nine months ended January 31, 2003 were partially offset by $0.9 million in refunded deposits from third parties for general business purposes. For the nine months ended January 31, 2002, such deposits contributed $0.9 million to cash flows from financing activities.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following summarizes our contractual obligations and commercial commitments as of January 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

                                            Less than     1-3     4-5    After
                                    Total     1 Year     Years   Years  5 Years
                                    -----     ------     -----   -----  -------
Contractual Obligations
-----------------------
  Operating leases................ $ 1,202   $   668    $   534   $  --   $  --
  Noncancelable orders............  13,900    13,900         --      --      --
                                   -------   -------    -------   -----   -----
    Total contractual obligations.  15,102    14,568        534      --      --

Other Commercial Commitments
----------------------------
  Investment in China.............  19,600     4,300     15,300      --      --
                                   -------   -------    -------   -----   -----
    Total contractual obligations
       and commercial commitments. $34,702   $18,868    $15,834   $  --  $   --
                                   =======   =======    =======   =====  ======


     We are currently negotiating with several potential lessors regarding the leasing of headquarters facilities. Such operating lease expenditures are not reflected in the foregoing table, as negotiations have not been finalized.

     The $19.6 million commercial commitment referenced in the table above regarding our investment in China relates primarily to the remaining $19.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei. We established HuaWei Semiconductor as part of our efforts to reduce the costs associated with the testing of our CMOS image sensors. We currently anticipate that in addition to using HuaWei Semiconductor as a testing facility, we may expand the scope of our operations at HuaWei Semiconductor to include other processes associated with the manufacturing of our products, such as color filter applications. We expect to fund HuaWei Semiconductor through a combination of funds invested directly through HuaWei from our available

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


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

We have a history of losses, and in future periods we may not be able to
------------------------------------------------------------------------
sustain profitability.
---------------------

     We incurred net losses of approximately $1.3 million in Fiscal Year 2002 and $11.6 million in Fiscal Year 2001. In Fiscal Year 2000, the only year in which we were profitable on a fiscal year basis, our net income was approximately $3.4 million. In the three and nine months ended January 31, 2003, our net income was $4.6 million and $9.2 million, respectively. We may not be able to sustain profitability in future periods, including subsequent quarters or on an annual basis. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, including the development of new products and expenses related to the funding of HuaWei Semiconductor, which could impair our ability to achieve and sustain profitability. In addition, as we hire additional personnel and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. Other risks, such as product yields and competition, associated with our business described elsewhere in this section, many of which are beyond our control, could also affect our ability to achieve and sustain profitability. If our revenues do not increase, we may not subsequently achieve or sustain profitability.

Problems with wafer manufacturing yields could result in higher operating
-------------------------------------------------------------------------
costs, and could impair our ability to meet customer demands for our products
-----------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


We face intense competition in our markets from more established CCD image
--------------------------------------------------------------------------
sensor manufacturers and CMOS image sensor manufacturers, and, if we are unable
-------------------------------------------------------------------------------
to compete successfully, we will not achieve our financial objectives.
---------------------------------------------------------------------

     The image sensor market is intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current products face competition from a number of sources including companies, that sell CCD image sensors, as well as other companies, that sell multiple chip CMOS image sensors. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products, reducing our profits and reducing our market share. We expect competition in our markets to increase.

     Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. Our competition includes CCD image sensor manufacturers such as Fuji Corporation, or Fuji, Matsushita Electric Industrial, or Matsushita, Nippon Electric Corporation or NEC, Sharp Corporation, or Sharp, Sony Corporation, or Sony, and Toshiba Corporation, or Toshiba, as well as CMOS image sensor manufacturers such as Agilent Technologies, Inc., Pictos Technologies, Inc. (formerly Conexant Systems, Inc.), Hyundai Electronics Industries Co. Ltd., IC Media Corporation, or IC Media, Micron Technology, Inc., Mitsubishi Electronic Company, Motorola, Inc., National Semiconductor Corporation, STMicroelectronics, Inc., Toshiba Corporation and Zoran Corporation.

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

Historically, our revenues have been dependent upon a few key customers and
---------------------------------------------------------------------------
distributors, and the loss of any of them could significantly reduce our
------------------------------------------------------------------------
revenues.
--------

     Historically a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. Our two largest OEM customers during the three months ended January 31, 2003 were Primax and Aiptek, which accounted for 21.9% and 11.5% of revenues, respectively. In addition, on a combined basis, Namtai, a supplier to Sony Ericsson, accounted for (both directly and through Actrontech, a distributor) approximately 12% of revenues Our largest distributor during the three months ended January 31, 2003 was World Peace, which accounted for 17.6% of revenues for the three months ended January 31, 2003, including purchases by its wholly owned subsidiary, formerly known as Gain Tune. For the nine months ended January 31, 2003, Primax represented 11.5% of revenues and Aiptek represented 10.2% or revenues. No other single OEM customer accounted for 10% or more of revenues in the nine months ended January 31, 2003. For the nine months ended January 31, 2003, one distributor, World Peace, on a combined basis represented 20.2% of revenues. Any material delay, cancellation or reduction of product orders from these or other major customers and distributors would cause our revenues to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or distributors or that we will be able to maintain our current level of revenues with each of these customers and distributors. Our business, financial condition and results of operations will continue to depend significantly on our ability to retain our current customers and distributors and attract new customers, as well as on the financial condition and success of our customers and distributors and their customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


We do not have long-term commitments from our customers, and we allocate
------------------------------------------------------------------------
resources based on our estimates of customer demand, which could lead to excess
-------------------------------------------------------------------------------
inventory and lost revenue opportunities.
----------------------------------------

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell or we may have to sell our products to other customers for lower prices. For example, one customer unexpectedly cancelled its purchase orders for one of our products in the second quarter of Fiscal Year 2001, which resulted in our shipping substantially fewer quantities to them in the third and fourth quarters of Fiscal Year 2001 and contributed to a higher than expected inventory position and subsequent adjustments.

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

We rely on a limited number of third party vendors to provide packaging
-----------------------------------------------------------------------
services for our CMOS image sensors.
-----------------------------------

     We have historically outsourced our entire packaging requirement for our image sensors to Kyocera, PPSC, ASE and XinTec. Kyocera provides substantially all of our ceramic chip packages, which are generally used in our higher-priced products. In addition, PPSC is currently the sole provider of plastic chip packages, which are generally used in our lower-priced product lines. Plastic packaging services are important to our ability to reduce costs because plastic packaging is less expensive than ceramic packaging and, consequently, our industry is evolving to rely more heavily on plastic packaging. Further, XinTec is currently the sole provider of chip scale packages, which are generally used in our product lines designed for the smallest form factor applications. We do not currently have long-term agreements with any of these vendors and typically obtain services from them on a purchase order basis. If one or more of these current vendors was unable or unwilling to continue to provide these packaging services for any reason, our ability to deliver our CMOS image sensors could be materially adversely affected which would harm our operating results and prospects. If competition for packaging capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to these services. We would also have to identify and qualify substitute vendors, which could be time consuming and difficult and result in unforeseen operations problems. There are a limited number of companies that provide these services, and in the event our current packaging service providers refuse or are unable to continue to provide these services to us, we may not be able to procure these services from alternate third party service providers. Furthermore, if customer demand for our products increases, we may not be able to secure sufficient additional capacity from our current packaging service providers on commercially reasonable terms, if at all. Moreover, we rely on these packaging vendors for quality assurance purposes, which affects our yields. If we experience quality control problems with the packaging of our products, this could result in product shortages or could increase the costs of manufacturing, assembling and testing our products, which would adversely affect our gross margins.

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

We outsource the assembly and packaging of our image sensors into camera
------------------------------------------------------------------------
modules to third party vendors, which may decrease our gross margins.
--------------------------------------------------------------------

     Some of our camera manufacturer customers have requested that we deliver our image sensors in the more finished form of camera modules. In order to provide camera modules to our OEM customers, we have engaged third party contract manufacturers to assemble and package our image sensors into camera modules. The assembly of the modules may decrease our yields and involves managing our OEM relationships that have not historically been a part of our business. If these third party contract manufacturers are unable to provide timely, reliable and high quality packaging and assembly services, we could experience product shortages or higher costs on our camera modules, which would adversely affect our gross margins. In addition, if the assembly and packaging of our image sensors into camera modules results in a greater amount of defects or reliability, quality or compatibility problems with our products, then our reputation may be damaged which would adversely affect our ability to retain existing customers and attract new customers. In addition, to date the costs incurred by us to manufacture and assemble the camera modules have not translated into increased margins on the sales of our CMOS image sensors. If we are unable to increase the price of the camera module products to reflect a premium over the cost of packaging and assembling the camera modules our gross margins may be adversely affected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     In the past, our introduction of new products and our product mix have affected our quarterly operating results. Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. For example, our new camera module products line provided lower gross margins than our more established image sensor products. We typically experience lower yields in the manufacturing of newer products, and consequently our gross margins with new products have historically been lower than our gross margins from our older, more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses, including our future capital commitments such as those with HuaWei Semiconductor, and our inventory levels are based on our expectations of future revenues and are relatively fixed. Consequently, if revenues in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high and our operating results for that quarter and, potentially future quarters, may be harmed.

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

     Any one or more of these factors is difficult to forecast and could result in fluctuations in our quarterly operating results. Our revenue or operating results in a given quarter could be substantially less than anticipated by market analysts, which could result in a substantial decline in our stock price. In addition, the growth rates we have experienced in the last three quarters will not necessarily be sustainable in the future or indicative of future growth rates. Fluctuations in our quarterly operating results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance.

Our sales through distributors increase the complexity of our business,
-----------------------------------------------------------------------
which may increase our operating costs and may reduce our ability to forecast
-----------------------------------------------------------------------------
revenues.
--------

     Our revenues depend on design wins with new camera and cellular phone manufacturers. These camera and cellular phone manufacturers rely on third party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Declines in our average sales prices may result in declines in our gross
------------------------------------------------------------------------
margins.
-------

     Because the image sensor market is characterized by intense competition, and price reductions for our products are necessary to meet consumer price-points, we expect to experience market driven pricing pressures. We expect that there will be a continued decline in average sales prices for many of our products, in particular those products focused on the cellular phone market. We believe that we can offset declining average sales prices. However, if we are unable to achieve cost reductions by achieving manufacturing cost efficiencies and technological advances, or are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at stable average gross margins, we will lose revenues and gross margins will decline.

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

     o improvements or cost reductions to CCD image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by CCD image sensors, such as the security and surveillance market;

     o the failure of development of user friendly and affordable products;

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

If the demand for our products in current markets and emerging markets fails to
-------------------------------------------------------------------------------
increase as we anticipate, our growth prospects would be diminished.
-------------------------------------------------------------------

     Our success depends in large part on the continued growth of various markets, including the markets for digital still cameras, video phones, including video cellular phones, mobile phone cameras, cameras for security and surveillance systems, personal computer cameras, personal digital assistant cameras, closed circuit television systems, cameras for toys and games and cameras for automotive applications. Our ability to sustain and grow our business also depends on the emergence of new markets for our products, such as cameras for personal identification systems, medical imaging devices, machine control systems, and videophones. If these markets do not grow and develop, the need for cameras which are lower in cost, smaller, lighter in weight, more reliable and which consume less power might not fully develop. In such case, it would be unlikely that our products would achieve commercial success.

Failure to obtain design wins could cause our revenues to decline.
-----------------------------------------------------------------

     Our future success will depend on camera manufacturers and cellular phone manufacturers designing our image sensors into their products. To achieve design wins, which are decisions by those manufacturers to design our products into their systems, we must define and deliver cost effective, innovative and integrated semiconductor solutions. Once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, the failure to achieve design wins with key camera manufacturers and cellular phone manufacturers could decrease our market share or revenues.

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

     Our operating through HuaWei Semiconductor will involve substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

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

     We also face potential risks associated with capital requirements for HuaWei Semiconductor. Of HuaWei Semiconductor's $30.0 million in registered capital, $10.5 million had been funded as of January 31, 2003. HuaWei made this investment in HuaWei Semiconductor through capital provided by us from our available working capital. Of the remaining $19.5 million of registered capital for HuaWei Semiconductor, which is an obligation of HuaWei, $4.2 million must be funded by January 2004 and $15.3 million must be funded by January 2005. We expect to fund HuaWei Semiconductor through a combination of funds invested directly through HuaWei from our available working capital and by investments from third parties. Third party financing for HuaWei Semiconductor could include debt financing from banking institutions or an equity financing transaction. Third party financing may not be available

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


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

In addition to risks we face in connection with our planned operations in
-------------------------------------------------------------------------
Shanghai, we face foreign business, political and economic risks because a
--------------------------------------------------------------------------
majority of our products, and our customers' products are manufactured and sold
-------------------------------------------------------------------------------
outside of the United States.
----------------------------

     Historically, the manufacturing, processing and assembly of our products has principally been conducted by foreign third-party manufacturers and service providers. Because our headquarters are located in Sunnyvale, California we face difficulties in managing our third party foundries, color filter application service providers and ceramic and plastic service providers, which are all located in Asia, and our foreign distributors. In addition, potential political and economic instability may have an adverse impact on foreign exchange rates in Asia, and could impair the ability of important manufacturing and other service providers from providing the services that we need.
Potential adverse effects of tariffs, duties, price controls or other restrictions that impair trade could result in regulations, which impair our ability to conduct business, or could result in increased and unforeseen costs.

     In addition, many of our customers are camera manufacturers or cellular phone manufacturers or the manufacturers or suppliers for camera manufacturers or cellular phone manufacturers and are located in Hong Kong, Japan, Korea and Taiwan. In addition, sales outside of the United States accounted for approximately 95% and 93% of our revenues for the three and nine months ended January 31, 2003, respectively, and 97% and 68% of our revenues for the three and nine months ended January 31, 2002. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Dependence on sales to foreign customers involves certain risks, including:

     o longer payment cycles;

     o the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

     o difficulties in accounts receivable collections; and

     o burdens of complying with a wide variety of foreign laws and labor practices.

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

Acts of war and terrorists acts may seriously harm our business and revenue,
----------------------------------------------------------------------------
costs and expenses and financial condition.
------------------------------------------

     Acts of war or terrorists acts (wherever located around the world) may cause damage or disruption to our business, employees, facilities, suppliers, distributors, or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are predominantly uninsured for losses and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


interruptions caused by terrorist acts and acts of war. In addition, as a company with significant operations and major distributors and customers located in Asia, we may be adversely impacted by heightened tensions and acts of war that occur on the Korean Peninsula.

If we do not effectively manage our growth, this could adversely affect our
---------------------------------------------------------------------------
ability to increase our revenues and improve our earnings.
---------------------------------------------------------

     Our growth has placed, and will continue to place, a significant strain on our management and other resources. In recent fiscal quarters we have also seen significant growth in our inventory and accounts receivables levels, primarily as a result of our revenue growth in Fiscal Year 2003. Our failure to effectively manage our inventory levels could result in either excess inventories, which could adversely affect our gross margins and operating results, or it could lead to an inability to fill customer orders, which would result in lower sales and could harm our relationships with existing and potential customers. Poor management of our accounts receivables would result in lower revenues and adversely affect our financial results. We also expect that we will continue to face challenges regarding managing our growth in connection with the expansion of our operations through HuaWei Semiconductor. To manage our growth effectively, we must, among other things:

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

The high level of complexity and integration of functions of our products
-------------------------------------------------------------------------
increases the risk of latent defects, which could damage customer relationships
-------------------------------------------------------------------------------
and increase our costs.
----------------------

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

Seasonality in our business will cause our results of operations to fluctuate
-----------------------------------------------------------------------------
from period to period and could cause our stock price to fluctuate or decline
-----------------------------------------------------------------------------

     Sales of our image sensors are subject to seasonality. Some of the products using our image sensors, such as digital still cameras, cellular phone cameras and personal computer cameras are consumer electronics goods. Typically, these goods are subject to seasonality with generally increased consumer sales in November and December due to the holidays. As a result, we believe product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of the calendar year.

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

The implementation of a new enterprise resource planning system presents
------------------------------------------------------------------------
certain risks and financial requirements.
----------------------------------------

     We are currently implementing a new enterprise resource planning, or ERP, system which is critical to the accounting and financial functions of our Company. In addition, the new ERP system imposes certain financial and various other demands due to the cost of implementation. The ERP system also imposes certain risks inherent in the conversion to a new computer system including certain accounting control issues and the need for complete accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in the diversion of management's attention and resources and could materially adversely affect our operating results and impact our ability to manage our business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Our stock has been and will likely continue to be subject to substantial price
------------------------------------------------------------------------------
and volume fluctuations due to a number of factors, many of which will be
-------------------------------------------------------------------------
beyond our control, that may prevent our stockholders from reselling our common
-------------------------------------------------------------------------------
stock at a profit.
-----------------

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From the completion of our initial public offering in July 2000 through January 31, 2003, the closing sales price of our common stock has ranged from a high of $47.25 per share to a low of $2.37 per share. The closing sales price of our common stock on March 7, 2003 was $18.04. The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

     We are in the process of implementing a new enterprise resource planning system. We believe that we have adequate backup procedures and systems in place such that the process of implementing this new enterprise resource planning system will not materially adversely affect our internal controls.

PART II-OTHER INFORMATION
-------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The issuers in the coordinated action have filed a consolidated motion to dismiss.

     On October 11, 2002, we filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866.) In our complaint, we allege misappropriation of trade secrets, unfair competition and other business torts, and seek damages and injunctive relief. IC Media Corporation has answered the complaint by denying the allegations and raising various defenses; no counterclaims have been asserted. We have confidence in the merits of our case and plan to pursue our legal remedies.

     Further, on August 21, 2002 we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 owned by OmniVision. The action was brought in the Civil Tribunal of the Shih Lin District Court and assigned Civil Action Number 91 Su-Zi 1074. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. Should IC Media Corporation prevail in the cancellation proceeding, the Taiwan Intellectual Property Office may cancel our Taiwan patent NI-139439. Both actions are currently pending.


ITEM 5. OTHER INFORMATION
-------------------------

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (Act), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP (PWC), our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PWC for non-audit services consisting of tax planning services.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

    (a) Exhibits
        --------


        Exhibit
        Number                             Description
        ------   --------------------------------------------------------------
         99.1    Certification Of Chief Executive Officer and Chief Financial
                 Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.


    (b) Reports on Form 8-K
        -------------------

     OmniVision did not file any reports on Form 8-K during the three months ended January 31, 2003.

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



                                             OMNIVISION TECHNOLOGIES, INC.
                                             -----------------------------
                                                     (Registrant)



Dated: March 12, 2003

                                          By:        /s/ SHAW HONG
                                              --------------------------------
                                                       Shaw Hong
                                            Chief Executive Officer, President
                                                      and Director
                                              (Principal Executive Officer)



Dated: March 12, 2003

                                          By:      /s/ H. GENE MCCOWN
                                              ---------------------------------
                                                      H. Gene McCown
                                            Vice President of Finance and Chief
                                               Financial Officer (Principal
                                             Financial and Accounting Officer)

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


Date: March 12, 2003


                                    By:             /s/ SHAW HONG
                                       ----------------------------------------
                                                      Shaw Hong
                                         Chief Executive Officer and President

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


Date: March 12, 2003


                                 By:         /s/ H. GENE MCCOWN
                                    -----------------------------------------
                                                H. Gene McCown

                                        Vice President of Finance and
                                           Chief Financial Officer
                                        (Principal Financial Officer)