Form 10-K
period 2003-04-30
OMNIVISION TECHNOLOGIES INC
filed 2003-06-26
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 0-29939

OMNIVISION TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0401990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1341 Orleans Drive, Sunnyvale, CA 94089-1136
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 542-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of October 31, 2002, the last business day of Registrant’s most recently completed second fiscal quarter, there were 22,582,387 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on October 31, 2002) was approximately $208,128,931. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of May 31, 2003, registrant had outstanding 23,564,113 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2003 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2003

PART I

ITEM 1.     BUSINESS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Factors That May Affect Our Business, Financial Condition, and Future Operating Results,” beginning on page      of the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in, or incorporated by reference into, this report.

Overview

We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called the CameraChip, is used to capture an image in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, security and surveillance cameras and video game consoles. Our CameraChips are manufactured using the CMOS process, the most widely utilized method of producing modern integrated circuits.

We have designed our CameraChip as a single chip CMOS solution that integrates a number of distinct functions including image capture, image processing, color processing and the conversion and output of a fully processed image or video stream. Unlike some competing CMOS image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. The resulting image or video stream can be displayed on either digital or analog equipment, such as computers or televisions. Manufacturers of products that include cameras can use our CameraChips without the need to dedicate additional development resources to image sensor functionality and integration. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products that are smaller, consume less power, cost less and are less complex and more reliable than cameras using either traditional CCDs or multiple chip CMOS image sensors.

Our CameraChips are currently used in a number of consumer applications such as digital still and video cameras, cell phones, personal digital assistants, personal computers and toys and games, including interactive video games. In addition, our CameraChips have been integrated into a number of commercial and home security and surveillance applications including child monitors and door phones. We are continuing to target emerging mass market applications that incorporate camera devices such as automobiles, personal identification systems and medical imaging devices.

Since our inception, we have shipped over 30 million CameraChips for use in a wide variety of consumer and commercial applications.

Corporate Background

We were incorporated in California in May 1995. In March 2000, we reincorporated in Delaware. Our principal executive offices are located at 1341 Orleans Drive, Sunnyvale, California 94089-1136, our telephone number at that location is (408) 542-3000 and our website address is www.ovt.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, at the following address: www.ovt.com. The information in, or that can be accessed through, our web site is not part of this report.

Industry background

Image Sensor Technologies

Digital imaging enables the capture of still or moving images without the use of photographic, or chemical-based, film. The two most common electronic image sensors, both developed in the late 1960s, are CCD and CMOS image sensors. Both sensors are silicon-based semiconductor devices that convert light to an electric charge for display or storage.

CMOS image sensors are typically less expensive to produce and consume significantly less power than CCDs, but until recently the image quality of CMOS image sensors has lagged that of CCDs. Due to the historically superior image quality of CCDs, they became the standard for digital imaging and have been used in a wide variety of applications ranging from video camcorders to numerous industrial, scientific and medical imaging applications. Until the last few years, CMOS image sensors were primarily used for relatively lower-cost applications for which high image quality was not a priority, such as in PC video cameras.

In recent years, advances in semiconductor manufacturing processes and design techniques have led to improvements in CMOS image sensor performance and image quality. These advances have resulted in smaller size circuits and better current control, making it possible to design CMOS image sensors that provide high image quality. As a result, CMOS image sensors have become a compelling alternative to CCDs for a wide range of uses, particularly in consumer photography and emerging camera market segments, such as camera-equipped cell phones and personal digital assistants, where high image quality, low power consumption, small size and low cost are increasingly important considerations.

CMOS Sensors Versus CCD Sensors

One of the critical differences between CCD and CMOS image sensors is the way in which each processes an electrical charge, or a signal. Cameras employing CCDs require an additional integrated circuit called an analog-to-digital converter, or ADC, to convert a signal from analog to digital format. In contrast, image sensors based on the CMOS manufacturing process can integrate a number of component functions on one device, enabling all of the conversion circuitry to be incorporated onto one sensor chip. This high level of integration reduces the overall number of components and system complexity.

Single Chip Versus Multiple Chip CMOS Image Sensors

Most CMOS image sensor-based systems are made up of two integrated circuits: the CMOS image sensor itself and a separate digital signal processor, or DSP. A few CMOS image sensor vendors have introduced “camera on a chip” solutions, which incorporate not only the ADC, but also additional signal processing, formatting and encoding circuitry all on a single chip. However, many of these single chip solutions are appropriate for only lower quality applications and, if used in higher quality applications, require a separate DSP for image enhancement.

Image quality, power consumption, size requirements and cost are the primary considerations of manufacturers when considering an image sensor for a particular application. However, with the rising popularity of digital photography and the continuing consumer demand for ever-smaller camera-enabled devices, size of product has become an increasingly important consideration. Smaller form factors create numerous challenges for solutions based on either CCDs, which can require upwards of eight integrated devices, or multiple chip CMOS image sensors, which require at least two integrated devices. Single chip CMOS image sensor solutions typically occupy approximately half of the space required by these multiple chip solutions, while providing equivalent or even superior image quality, with lower power consumption and at a lower overall cost.

The following illustrates the functionality of the respective integrated circuits that make up a CCD image sensor, a multiple chip CMOS image sensor, and a single-chip CMOS image sensor:

Market Opportunity

According to iSuppli Corporation’s, “Consumer Platforms Topical Report Q1 2003”, the worldwide image sensor market is projected to grow from 163 million units in 2002 to 380 million units in 2007, representing a five year compound annual unit growth rate of 18.4%. For this same period, CMOS image sensors are expected to grow from approximately 36 million units, or 22% of the total market, to 209 million units, or 55% of the total market representing a compounded annual growth rate of 42.2%.

Two of the markets expected to provide much of the growth for CMOS image sensors are digital still cameras and camera-equipped cell phones. According to iSuppli, CMOS image sensors used in digital still cameras are expected to grow from approximately 8 million units in 2002, or 36% of the total digital still camera market, to 42 million units in 2007, or 76% of the total digital still camera market, a five year compounded annual growth rate of 39.8%. iSuppli also forecasts that CMOS image sensors used in cell phone cameras are expected to grow from approximately 14 million units in 2002, or 70% of the total cell phone camera market, to 99 million units in 2007, or 88% of the total cell phone camera market, a five year compounded annual growth rate of 47.9%.

As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, we believe there exists a significant opportunity for mass market applications where high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost are key factors in achieving broad market acceptance and maintaining a competitive advantage.

Our Solution

Our highly integrated CameraChips have been specifically designed to be cost efficient and to provide high image quality. By integrating a number of distinct functions including image capture, image processing, color processing and the conversion and output of images onto a single CMOS chip that can be displayed on either digital or analog equipment, our CameraChip offers camera device manufacturers a number of benefits, including the following:

High Image Quality And Resolution.    We have developed a number of proprietary methods for enhancing image quality by increasing our CameraChip’s sensitivity to light while significantly reducing the signal to noise ratio that negatively impacts the quality of the image. This allows us to reduce the size of each individual pixel and thereby increase the number of pixels in a given chip. The result is a portfolio of several high resolution CameraChips currently ranging from a 1.3 megapixel product to our recently introduced 3.1 megapixel product, all of which utilize the same general lens. Additionally, we are able to produce CameraChips at lower resolutions with smaller pixel arrays, which serves to reduce the overall cost of the CameraChip and its supporting components, such as the lens.

Lower Cost.    The highly integrated design of the CameraChip enables our customers to build cameras that are generally less expensive than those using CCD technology or multiple chip CMOS image sensors. This cost advantage is driven, in large part, by the fact that we have been able to achieve a high level of functionality in a single chip, as opposed to competitive solutions that require additional components or chips to achieve the same level of functionality. For example, we integrate all of the image processing componentry on a single chip, eliminating the requirement for a separate DSP. Additionally, our CameraChip increases reliability in image sensor devices as our integrated solution reduces the number of parts subject to failure.

Smaller Size and Lower Power Consumption.    We believe that our highly integrated solution enables our customers to develop cameras that are smaller in size and use less power than cameras based on CCD or multiple chip CMOS image sensor technology. For portable applications, such as cell phones, size and power consumption are critical design considerations for device manufacturers. Because our CameraChip integrates all of the image capture and signal processing circuitry on one chip, it consumes less board space in the device, enabling our customers to reduce the overall size or integrate additional functionality. In addition, because CCDs and multiple chip CMOS image sensors have a higher component count, they typically have lower battery performance. We believe that the size and power characteristics of our CameraChip will enable us to penetrate new mass market applications as device manufacturers realize that they can integrate complete camera functionality in their products without sacrificing other key functions or performance.

Accelerated Time to Market.    The highly integrated nature of our CameraChip simplifies the design of cameras and allows our customers to shorten their product design cycles. This provides our consumer electronics and cell phone customers with a critical competitive differentiator as time to market is typically a major determinant of product success and longevity. We also work closely with our customers to accelerate product development cycles by providing camera reference designs, engineering design review services and customer product evaluation testing and debugging services. In addition, our manufacturing and production processes have been designed to allow us to quickly ramp production volumes to meet increased customer demand, which is particularly important in high volume markets such as digital still cameras and cell phone cameras.

Streamlined Manufacturing and Production.    Our CameraChips are well suited for production using relatively simple, low cost, large-scale manufacturing techniques. In general, competing CCDs and multiple chip CMOS image sensors must be individually calibrated to match companion components in order to maximize image quality due to the inconsistency of the image output from one image sensor to the next. Because our CameraChips yield consistent quality, our customers typically do not need to dedicate specialized resources for functional testing, thereby significantly streamlining the manufacturing process.

Ease of Use.     Due to our single chip CMOS design which outputs video in industry standard formats directly from the chip, such as NTSC/PAL for analog video and YUV for digital video, our CameraChips can be quickly and easily integrated into products targeted at numerous mass markets. This is especially important in emerging markets where video imaging expertise has not been fully developed, such as in cell phones and PDAs. Competing solutions from CCDs or multiple chip CMOS manufacturers require that camera device manufacturers dedicate internal development resources to imaging processing and away from core product design. Our CameraChips perform all necessary image processing functions in a single chip, greatly reducing the complexity of design and the time required to bring a camera-enabled product to market.

Strategy

Our objective is to be the leading supplier of CMOS image sensors for numerous mass market applications.

Maintain and Extend Technology Leadership.    We intend to maintain and extend our position as a leader in CMOS image sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the sensor and the signal processor into a single chip. As a result, we believe our CameraChips offer camera device manufacturers discernable advantages in terms of size, power consumption, cost, and ease of design. In addition, we have successfully migrated full volume production from .8µm, .6µm, .5µm, .45µm, .25µm to .18µm process geometries, which enables us to increase our image sensor’s resolution while decreasing overall chip size. Moreover, we have successfully developed sensor technology from 100,000 pixels to 3.1 megapixels, underscoring our ability to deliver solutions to address changing market demands. We are committed to continue focusing on increasing image resolutions and reducing the overall size of the CameraChip’s array.

Leverage Expertise Across Multiple Mass Market Applications.    We intend to continue to focus on developing our CameraChips for multiple mass market applications. To date we have shipped over 30 million CameraChips. We believe each mass market successfully penetrated by our integrated solution strengthens our position as a leading provider of CMOS image sensors. We expect that additional markets will emerge as camera functionality becomes a standard feature in a wider variety of consumer, commercial and industrial applications. In the past, we have leveraged our expertise in certain end markets to expand into emerging mass market applications for our CameraChips. For example, we have applied our experience and success in reducing pixel size for high resolution digital still camera markets to develop high resolution CameraChips for cell phone applications. Other emerging markets we are focusing on include automobiles and interactive toys and games.

Further Develop Close Customer Relationships.    We intend to enhance our customer relationships by continuing to collaborate with our customers on the design and specification of their products. We work with customers at various stages of the product development cycle, including strategic decision-making, new product design and replacement design to help them develop a logical technology migration path and to ensure that our products meet their future design needs. By working with our customers in this manner, we believe we can better anticipate their future design needs and increase the likelihood that they will incorporate our CameraChips into their products.

Continue to Develop Our Proprietary Technology to Maintain Competitive Advantage.    We intend to continue to develop proprietary intellectual property to maintain a competitive advantage. For example, we have developed a proprietary testing process that enables us to achieve increased yields and reduced capital expenditures. Additionally, we have developed a variety of proprietary technologies that expand the utility of our CameraChip solutions. For example, our VarioPixel technology enables us to enhance the low light video capabilities of our high resolution CameraChips by manipulating multiple pixels to act as a single pixel in order to improve the chip’s overall performance. CameraChips that incorporate this technology can provide significantly improved low light performance at video resolutions giving consumers improved LCD preview capabilities and enhanced video capture. In addition, we have produced CameraChips capable of generating useable data in both low light and bright light conditions simultaneously. This high dynamic range technology enables the use of CameraChips in applications generally not suited for image sensors such as in automobiles, security applications and personal identification systems.

Increase our Market Presence.    We intend to increase our visibility and penetration into new product designs by collaborating with OEMs, VARs and distributors and by partnering with other companies that offer complementary and supporting technologies. In certain instances we will provide design services to our contract manufacturing partners, enabling them to increase their overall value-add through the production of highly tailored end products, which we believe will increase the likelihood that they will recommend the use of our products to branded manufacturers. In addition, we will team with companies that offer complementary and supporting technologies to integrate our products with theirs for use in the reference designs that they promote to manufacturers. As a result, we believe that we are able to provide our customers with valuable design and marketing references.

Products

Our products have a variety of features, including:

Product Features

CMOS CameraChip	Black and white or color

Resolutions	Low resolution Medium resolution High resolution

Output signal	Analog, for television, digital, for computers & other digital devices

Operating voltage	5 volt, 3 volt, or 2.7 volt

Optical lens size	1/7, 1/5, 1/4, 1/3 or 1/2 inch format

Interface chips	For connecting to computers & other devices

Software drivers

• Standard operating systems	Windows, Linux and MacOS

• Embedded systems	Symbian, Palm OS, Windows Embedded and Windows CE

We provide companion chips used to connect our CameraChips to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to personal computers and other industry standard interfaces. Additionally, we provide companion chips that perform compression and standardized still photo and digital image formats such as JPEG and Motion JPEG.

We also design and develop standard software drivers for Microsoft Windows, Linux and MacOS, as well as embedded operating systems such as Windows Embedded, Windows CE, Symbian and PalmOS. These software drivers accept the image data being received from the USB, provide the data decompression if required and manage interface protocols with the camera. These drivers have been designed for speed and flexibility and allow easy customization of the user interface.

Customers

We sell directly to original equipment manufacturers, or OEMs, and value added resellers, or VARs, and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2003, we shipped approximately 14.8 million CameraChips as compared to approximately 6.0 million CameraChips during fiscal 2002.

In fiscal 2003, approximately 61% of our revenues were derived from OEMs and VARs. In fiscal 2003, our only OEM or VAR that accounted for more than 10% of our revenues was Primax Electronics, based in China, which accounted for approximately 14% of our revenues in such fiscal year. Primax is a supplier to Motorola.

In fiscal 2003, approximately 32% of our revenues were derived from distributors. In fiscal 2003, our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial headquartered in Taiwan, which accounted for approximately 21% of revenues in such fiscal year. Fiscal 2003 sales to World Peace include purchases by World Peace’s subsidiary, GainTune, based in Hong Kong.

Sales and Marketing

We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2003, our sales and marketing organizations had a total of 41 employees. We also have 5 independent distributors, 4 of which are located outside the United States. Sales outside of the United States represented 84% of revenues in fiscal 2001, 74% of revenues in fiscal 2002 and 94% of revenues in fiscal 2003. We expect that sales outside of the United States will continue to account for a significant portion of our revenues. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our CameraChip solutions.

Technology

Analog Circuit Design

We have the in-house expertise to design complex analog semiconductor circuits. This in-house expertise enables us to process the video data captured in the analog domain, which has many significant advantages over digital processing. Analog processing works directly in the original image signals without the loss of data typical with conversion to digital processing. Analog circuits require considerably less space which means we can design smaller chips with far less noise caused by heat or cross talk than digital circuits. The image processing circuits take approximately 20% of the space in our typical image sensor design, leaving 80% for the image sensing array. Most CCDs and other CMOS image sensor products convert the image signal to digital as the very first step. In our digital product designs, conversion to a digital signal is the last step taken before the output step rather than the first step taken. Analog processing is the key for integrating all the functions on a single chip thereby taking advantage of the benefits of CMOS technology.

Mixed Analog/Digital Circuit Design

We have also developed in-house expertise in the technology of mixing analog and digital signals in the same semiconductor design without suffering the common problems of interference from noise caused by heat or crosstalk. We have developed a method of programming the analog processing circuits which gives our customers extensive and flexible programming capability from digitally based microprocessors and micro controllers.

Advanced CMOS Image Sensor Design

Our in-house semiconductor design engineers are skilled in the design of high speed, low power and mixed analog/digital CMOS image sensors, including advanced pixel cell structures. We use advanced design techniques to develop high speed, highly integrated semiconductors which can be fabricated using standard CMOS processes.

Automated Testing

Automated testing methods and equipment designed for conventional CMOS devices are not sufficient for testing an image sensor. In addition to testing all the normal logic and electrical functions, an optical test must be performed on the image sensor. The sensor is turned on and captures a live image which is subsequently analyzed for quality and color. Our in-house expertise has enabled us to design automatic testing equipment, specifically for CMOS image sensors. Using commercially available off-the-shelf modules and components, we have designed and developed a complete PC-based testing system that has automatic handling capability, an image source, a lighting and lens system and automatic output sorting. This low cost system is programmable so that testing criteria and testing methodology can be easily changed and replicated to meet increased production requirements. The system produces detailed reports on test results that are used for feedback to our quality control and operations department. We currently use these systems to deliver a high quality product at high production volumes.

Single Chip Semiconductor Design

Our CameraChip integrates the image capture, the image processing, the color processing and conversion and output for either television or computers. To best support standard analog television equipment, our analog CameraChips output a standard NTSC signal, a standard video format adopted by broadcasters in North America and parts of Asia, and/or PAL, a standard video format adopted by broadcasters in Europe, South America and Japan, such that no additional silicon is required to output the image directly to the television. In most cases, a camera can be developed with nothing more than supporting power circuitry and a lens.

To best support standard digital video equipment, our digital CameraChips output a standard digital video signal known as YUV, as well as unprocessed image data known as raw RGB. YUV is an uncompressed, fully processed video format used by standard video and computer equipment such as personal computers and digital still cameras. Raw RGB is the unprocessed color image data output directly from the sensor array and converted into a digital format. Since we fully process and enhance our video images in an analog state and then format and convert it to digital YUV as the last step in our process, we can significantly reduce the need for digital circuitry in our design. As a result, our CameraChip can easily be integrated into digital imaging products such as still cameras and camera equipped mobile phones without the need for supporting chips. If the raw digital data is needed from our CameraChip, we can also supply this unformatted, unprocessed information.

Research and Development

The internal design of our CMOS CameraChips has been done in a modular fashion. The major functions, such as the image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that can rapidly be modified or used in new product developments.

As a result, circuit improvements are designed to transfer to each new product, to help reduce total development time and cost for new products. As of April 30, 2003, we had a total of 77 employees in research and development.

Intellectual Property

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secrets, as well as nondisclosure agreements and other methods to protect various aspects of our CameraChips. As of May 31, 2003, we have been issued 24 United States patents, which expire between March 2018 and November 2022. We have also received 14 foreign patents, which expire between November 2016 and December 2022. As of May 31, 2003, we have 32 additional United States patent applications pending, and we have filed 58 foreign patents, of which 3 have been allowed.

From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business. It is possible that companies might pursue litigation with respect to any claims such companies purport to have against us. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringed technology, pay substantial damages under applicable law, including treble damages if we are held to have willfully infringed, cease the manufacture, use and sale of infringing products or expend significant resources to develop non-infringing technology. Litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.

Manufacturing

Wafer Fabrication

Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing to TSMC and PSC. Our CameraChips are currently fabricated using a standard process at 0.18, 0.25, 0.50 and 0.60 microns.

In addition, Samsung has fabricated and may continue in the future to fabricate one of our interface chips. Samsung also packages these chips and performs a final test, delivering a final product that can be shipped directly to our customers.

Color Filter Application

A majority of our unit sales of CameraChips in fiscal 2003 were color CameraChips. These require a color filter to be applied to the wafer before packaging. This color filter application uses a series of masks to place red, green and blue dyes on the individual picture elements in an industry-standard Bayer pattern. As a final step, a micro lens is applied to each picture element. We outsource the application of our color filters to Toppan Printing in Japan and to TSMC in Taiwan.

Assembly

After wafer fabrication, and color filter application if required, the wafers are diced into chips, which are then assembled into packages. Our products are designed to use standard packages that are widely in use for optical sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. We rely on Kyocera and SYDI for substantially all of our ceramic chip packages, which are generally used in our higher-priced products, another service provider for our plastic chip packages, which are generally used in our lower-priced product lines, and another service provider for chip scale packages, which are generally used in our product lines designed for the smallest form factor applications.

Testing

High volume product testing is a critical element of the production of CameraChips and is a substantial barrier to entry for potential entrants. Production testing equipment designed for conventional CMOS devices is not sufficient for testing image sensors because an optical image must be captured and checked in addition to checking the normal logic and electrical functions.

We have designed our own automated test equipment, using readily available modules and components. These testers are PC-based and have automated handling capability, a lighting and lens system, a changeable image source and automated output sorting by grade. The system is programmable so that testing criteria and methodology can be changed easily to accommodate new products or special testing requests. We believe our cost to build a system is substantially less than that of commercially available testers. We can expand our production capability by building additional systems at a low cost.

We use the reports from our testing machines to monitor the cause of any failure in order to determine the responsible vendor, for example a wafer fabrication, color filter application or packaging provider, and to assist with determining root causes and corrective actions. Since CameraChips are optical products, the exposure to impurities is a major concern during the color filter application and packaging process. We use test data to establish yield goals at each step of the manufacturing process and to take appropriate remedial action.

Currently, substantially all of our testing is done on our testing machines installed at our facility in California, although a few older products are done by hand by a third party. Prior to the end of calendar 2003, we intend to consolidate our testing operations at our Chinese subsidiary. We also expect to expand our testing capabilities through the purchase of additional automated testing equipment, which also will be located in our Chinese facility. In addition, over the next 18 months, we intend to expand the scope of our operations at our Chinese subsidiary to include other processes associated with the manufacturing of our products, such as color filter application and sensor packaging. As part of this consolidation, we will move our automated image testing equipment from the United States to our Chinese subsidiary. All manufacturing, packaging and testing of our products will occur in Asia upon completion of this consolidation, which we expect to reduce our manufacturing process cycle time and provide better logistical control.

Product Quality Assurance

We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in-depth circuit simulation before they are committed to silicon. Test wafers are fabricated and test chips are packaged and tested before a new product is committed to production. Initial production runs are kept at a minimum until sufficient products have completed the entire manufacturing and testing process and are delivered to and approved by customers. Full production runs are committed only after customer approval.

We qualify each of our vendors through a series of industry standard environmental product stress tests, as well as an audit and an analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical parametric data from our foundries and other subcontractors.

Competition

We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. We believe that the principal factors affecting competition in our markets are time to market, quality, total system design cost, and availability of foundry capacity, customer support and supplier reputation. Our competition comes from CCD and CMOS image sensor manufacturers:

•	CCD Image Sensor Manufacturers. Image sensor manufacturers using CCD technology include a number of well-established companies, particularly vertically integrated camcorder and high-resolution digital still camera manufacturers. Our main competition from CCD manufacturers comes from Fuji, Matsushita, NEC, Sharp, Sony, Sanyo and Toshiba.

•	CMOS Image Sensor Manufacturers. Image sensor manufacturers using CMOS technology include a number of well established companies such as Agilent, ESS, Fujitsu, Hynix, Micron, Mitsubishi Electronic, Motorola, National Semiconductor, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, IC Media Corporation, PixArt and Zoran.

Our competitors include many large domestic and international companies that have greater presence in key markets, greater access to advanced wafer foundry capacity, substantially greater financial, technical, marketing, manufacturing, distribution and other resources, broader product lines, access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do.

Backlog

Sales are generally made pursuant to standard purchase orders. Our backlog includes only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. As of April 30, 2002 and 2003, our backlog was approximately $11.7 million and $45.4 million, respectively. Although our backlog is typically filled within two to four quarters, our current backlog is subject to changes in delivery schedules and backlog may not necessarily be an indication of future revenue.

Employees

As of April 30, 2003 we had a total of 176 full-time employees, 103 located at our headquarters in Sunnyvale, California and 73 in foreign offices located in Taiwan, China, Republic of South Korea, Japan and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

ITEM 2.     PROPERTIES

Our principal offices are located in a leased 43,960 square foot facility in Sunnyvale, California. Our lease on the Sunnyvale facility expires on May 31, 2009 with the right to extend the lease for an additional 5 years. In December 2001, our Chinese subsidiary entered into an agreement to lease 41,564 square meters of land in Shanghai, China on which we have built a facility which will be used for product design and testing and possibly other activities in the future. This lease agreement expires in December 2051.

ITEM 3.     LEGAL PROCEEDINGS

On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against us, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings of more than 300 different issuers, and the cases have been consolidated as In re Initial Public Offering Securities Litigation, 21 MC 92. Our directors and officers have been dismissed without prejudice from this case pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us. The order dismisses all claims against us except for a claim brought under Section 11 of the Securities Act of 1933.

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

Further, on August 21, 2002 we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation for infringement of Taiwan patent NI-139439 owned by OmniVision. The action was brought in the Civil Tribunal of the Shih Lin District Court and assigned Civil Action Number 91 Su-Zi 1074. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. Should IC Media Corporation prevail in the cancellation proceeding, the Taiwan Intellectual Property Office may cancel our Taiwan patent NI-139439. Both actions are currently pending.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholder votes took place during the fourth quarter of fiscal 2003.

ITEM 4A:     EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are our executive officers as of the date of this report:

Name	Age	Position
Shaw Hong	65	Chief Executive Officer, President and Director
Raymond Wu	48	Executive Vice President and Director
H. Gene McCown	67	Vice President of Finance and Chief Financial Officer
Qi Dong	37	Vice President of Systems
Xinping He	40	Senior Vice President of Engineering
John A. Lynch	38	Vice President of Sales and Marketing
Y. Vicky Chou	40	Vice President of Legal and General Counsel

Shaw Hong, one of our cofounders, has served as one of our directors and as our Chief Executive Officer and President since May 1995. Mr. Hong holds a B.S. degree in electrical engineering from Jiao Tong University in China and an M.S. degree in electrical engineering from Oregon State University.

Raymond Wu, one of our cofounders, has served as one of our directors since May 1995 and as our Executive Vice President since October of 1999. From July 1998 to October 1999, Mr. Wu served as our Vice President of Business Development. From May 1995 to July 1998, Mr. Wu was the head of our sales department and our engineering department. Mr. Wu received a B.S. in electrical engineering from Chung-Yuan University in Taiwan and a M.S. in electrical engineering from Wayne State University.

H. Gene McCown, has served as our Vice President of Finance and Chief Financial Officer since July 1999. From July 1998 to January 1999, Mr. McCown served as Vice President of Finance and Chief Financial Officer

of Innovative Robotic Solutions, Inc., a manufacturer of semiconductor equipment. From July 1991 to July 1998, Mr. McCown served as Vice President of Finance and Chief Financial Officer of Chrontel, Inc., a semiconductor manufacturer. Mr. McCown received a B.S. in accounting from San Jose State University.

Qi Dong, has served as our Vice President of Systems since May 2000. Mr. Dong joined OmniVision in February 1996 as a design manager in our core technology group. In July 1998, Mr. Dong was promoted to the position of director of engineering. Mr. Dong holds a B.S. degree and an M.S. degree in electrical engineering from Tsinghua University in Beijing.

Xinping He, has served as our Senior Vice President of Engineering since February 2003. Mr. He joined OmniVision in June 1995 and served as a senior design engineer until his promotion to design manager in July 1998. From May 2000 until February 2003, Mr. He served as our Vice President of Core Technology. Mr. He holds a B.S. degree and an M.S. degree in electrical engineering from Tsinghua University in Beijing.

John A. Lynch, has served as our Vice President of Sales and Marketing since August 2001. From April 1995 to August 2001, Mr. Lynch served in a variety of positions at SCM Microsystems Inc., a technology company providing chips and products to the digital camera, digital TV and video editing markets, most recently as its as Vice President of Sales, a position he held from May 2000 until August 2001. Mr. Lynch attended Brigham Young University where he majored in international relations.

Y. Vicky Chou, has served as our Vice President of Legal and General Counsel since June 10, 2003. From February 2003 to June 2003, Ms. Chou served as our Corporate Counsel. From August 1999 to January 2003, Ms. Chou was an attorney at Heller Ehrman White & McAuliffe LLP. From June 1997 to July 1999, Ms. Chou was an attorney/corporate specialist at Coudert Brothers LLP. Ms. Chou received a B.S. in anthropology from Temple University, an M.B.A. from St. Joseph’s University and a J.D. from Santa Clara University.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol “OVTI” since our initial public offering in July 2000. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal 2004:
First quarter (through June 23, 2003)	$37.48	$23.90
Fiscal 2003:
First quarter	$14.70	$8.12
Second quarter	12.50	5.39
Third quarter	19.53	9.77
Fourth quarter	26.95	12.82
Fiscal 2002:
First quarter	$6.20	$3.35
Second quarter	5.00	2.35
Third quarter	12.45	3.05
Fourth quarter	13.78	5.91

On June 24, 2003, the reported last sale price of our common stock on the Nasdaq National Market was $30.13 per share. As of May 31, 2003, there were approximately 76 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

ITEM 6.     SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of April 30, 2002 and 2003 and the statement of operations data for the fiscal years ended April 30, 2001, 2002 and 2003 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of April 30, 1999, 2000 and 2001 and the statement of operations data for the fiscal years ended April 30, 1999 and 2000 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, which are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended April 30,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$5,243	$40,253	$53,707	$46,518	$108,998
Cost of revenues(1)	4,085	28,191	54,696	25,983	66,904

Gross profit (loss)	1,158	12,062	(989)	20,535	42,094
Operating expenses:
Research and development	3,290	3,702	5,539	7,754	11,550
Selling, general and administrative	1,853	3,243	6,703	11,505	10,784
Stock compensation charge(2)	459	1,552	1,018	527	398
Litigation settlement	—	—	—	3,500	—

Total operating expenses	5,602	8,497	13,260	23,286	22,732

Income (loss) from operations	(4,444)	3,565	(14,249)	(2,751)	19,362
Interest income, net	396	174	2,692	1,477	802

Income (loss) before income taxes	(4,048)	3,739	(11,557)	(1,274)	20,164
Provision for income taxes	—	300	—	—	4,840

Net income (loss)	$(4,048)	$3,439	$(11,557)	$(1,274)	$15,324

Net income (loss) per share:
Basic	$(5.59)	$1.15	$(0.67)	$(0.06)	$0.68

Diluted	$(5.59)	$0.21	$(0.67)	$(0.06)	$0.61

Shares used in computing net income (loss) per share:
Basic	724	2,985	17,134	21,862	22,678

Diluted	724	16,399	17,134	21,862	25,100

(1) Stock-based compensation charges:
Cost of revenues (included)			$59	$25	$11
(2) Other stock-based compensation charges by functional area:
Research and development			$618	$232	$150
Selling, general and administrative			400	295	248

			$1,018	$527	$398

	Fiscal Year Ended April 30,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,374	$5,888	$51,053	$55,803	$50,438
Working capital	6,819	11,667	66,903	65,067	80,864
Total assets	10,536	26,298	78,647	82,341	117,953
Total current liabilities	2,632	12,529	7,371	10,822	21,410
Total redeemable convertible preferred stock	21,082	21,082	—	—	—
Accumulated deficit	(14,101)	(10,662)	(22,219)	(23,493)	(8,169)
Total stockholders’ equity	(13,178)	(7,313)	71,276	71,519	96,543

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Form 10-K, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in “Risks Related to Our Business” and elsewhere in this Form 10-K.

Overview

We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called the CameraChip, is used to capture an image in a number of consumer and commercial mass market applications. Our CameraChips are designed to use the CMOS fabrication process. We have designed our CameraChip as a single chip solution that integrates several distinct functions including image capture, image processing, color processing and the conversion and output of a fully processed image or video stream. Our highly integrated CMOS CameraChips help enable mass market camera device manufacturers to build camera applications that generally have high image quality and resolution, are low cost and small in size and consume low amounts of power.

Our CameraChips are currently used in a number of consumer applications including digital still and video cameras, cell phones, personal digital assistants, personal computers and toys and games such as interactive video games.

Our CameraChips are sold to customers who incorporate them in either digital or analog mass market applications. Some examples of digital mass market applications that currently incorporate our CameraChips are digital still cameras, cell phone cameras and personal computer camera applications. Some examples of analog applications that currently incorporate our CameraChips are security and surveillance cameras and toy cameras.

We sell our products worldwide by a direct sales force to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors.

We outsource the wafer fabrication, color filter application and packaging of our CameraChip products. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements.

We have designed and developed a complete PC-based system for the testing of our CameraChips. This system has automatic handling capability, an image source, a lighting and lens system and automatic output sorting capability. We believe that this proprietary testing process helps us to reduce our testing costs, maintain consistent product quality, and identify areas for continued improvement in product quality.

Prior to the end of calendar 2003, we intend to consolidate our testing operations at our Chinese subsidiary. As part of this consolidation, we will move our automated image testing equipment from the United States to China. In addition, over the next 18 months, we anticipate expanding the scope of our operations at our Chinese facility to include other processes associated with the manufacture of our products, such as color filter applications and sensor packaging. We also expect to expand our testing capabilities with additional automated testing equipment, which also will be located in China.

We intend to maintain our position as a leader in CMOS sensor technology by continuing to develop our core technology through our in-house research and development efforts.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements included in this report on Form 10-K. Our estimates are guided by observing the following critical accounting policies:

Revenue Recognition

We generate our revenue by selling our products to OEMs, VARs and distributors.

We recognize revenue on sales to OEMs and VARs upon the shipment of our products to our customer provided that we have received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is considered probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations.

For shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product. We provide for future returns based on historical experiences at the time revenue is recognized. See “Allowance for doubtful accounts and sales return reserve” below for additional information regarding sales return reserves.

In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue at the time until collection becomes reasonably assured, which is generally upon receipt of payment.

Allowance for Doubtful Accounts and Sales Return Reserve

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment upon transfer of risk of loss. On an on-going basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in the accounts receivable aging and provide reserves for doubtful accounts and estimated sales returns. Customer credit-worthiness and economic conditions may change and increase the risk of collectibility and sales returns and may require additional provisions, which would negatively impact our operating results. As of April 30, 2003, our allowance for doubtful accounts represented approximately 4% of total accounts receivable and our sales return reserve represented approximately 5% of total accounts receivable.

Inventory Write-Off and Effect on Gross Margin

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, generally six months. Because of obsolescence, we will generally provide a full reserve for the costs of our inventories in excess of our relevant forecast for the applicable period.

Due to a significant supply imbalance in the PC camera market in the third quarter of fiscal 2001, we experienced the cancellation of a significant portion of our backlog. Our revenues dropped from $18.4 million for the second quarter of fiscal 2001 to $8.1 million for the third quarter of fiscal 2001. As a result, we revised our estimates of product demand and recorded a charge of $18.7 million for excess inventories. In fiscal 2002 and 2003 we sold certain of the inventories for which we had recorded the provision. Even though we sold the inventories at a price that was less than our original cost, because the costs were fully-reserved, the effect of such sales was to improve our gross margins.

We attempt to control our inventory levels so that we do not hold inventories in excess of demand for the succeeding six months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for the future periods. If we have inventories in excess of estimated product demand, we will provide a reserve, which could have a material adverse effect on our reported results of operations and financial position.

Valuation of Long Lived Assets

We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Impairment evaluations involve management estimates of assets’ useful lives and future cash flows. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. To date, no impairment loss has been recognized. We assess the impairment in value to our long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	operating losses;

•	significant negative industry trends,

•	significant underutilization of the assets, and

•	significant changes in how we use the assets or our plans for their use.

Accounting for Income Taxes

As of April 30, 2002, we had recorded a valuation allowance of $6.0 million, offsetting net deferred tax assets except to the extent that deferred tax assets could be carried back. For each of fiscal 2001 and fiscal 2002, there was no income tax provision because we incurred operating losses. For fiscal 2003, the income tax provision reflected an effective tax rate of 24%. This rate was less than the combined federal and state statutory rate of approximately 40% because of the reversal of the fiscal 2002 valuation allowance, certain tax credits and other factors.

Going forward, a number of factors will affect our tax rate, and the combined effect of these factors will be an increase in our effective rate. A key factor that will cause the rate to increase is that the financial statement benefit of reversing the valuation allowance has already been recognized. We expect that our consolidated effective tax rate will increase in fiscal 2004 as compared to fiscal 2003 but be less than the combined federal and state statutory rates. Achieving an effective tax rate in fiscal 2004 that is less than the combined federal and state statutory rates is principally contingent upon our foreign affiliates generating income.

Litigation and Contingencies

From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified in “Legal proceedings”.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. See “Legal Proceedings” for a description of the counterclaim IC Media has brought against us with respect to one of our foreign patents. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop corresponding technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. These disputes may result in costly and time consuming litigation or the license of additional elements of our intellectual property for free.

It is possible that other companies might pursue litigation with respect to any claims such companies purport to have against us. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringed technology, pay substantial damages under applicable law, including treble damages if we are held to have willfully infringed, cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Fiscal Year Ended April 30,
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	101.8	55.9	61.4

Gross margin	(1.8)	44.1	38.6

Operating expenses:
Research and development	10.3	16.7	10.6
Selling, general and administrative	12.5	24.7	9.9
Stock compensation charge	1.9	1.1	0.4
Litigation settlement	—	7.5	—

Total operating expenses	24.7	50.0	20.9

Income (loss) from operations	(26.5)	(5.9)	17.7
Interest income, net	5.0	3.2	0.8

Income (loss) before income taxes	(21.5)	(2.7)	18.5
Provision for income taxes	—	—	4.4

Net income (loss)	(21.5)%	(2.7)%	14.1%

Revenues

We derive revenues from the sale of our CameraChip products for use in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, video game consoles and security and surveillance cameras. Revenues for fiscal 2001, 2002 and 2003 were approximately $53.7 million, $46.5 million and $109.0 million, respectively.

Revenues from Sales of CameraChips for Digital as Compared to Analog Applications.

Our CameraChips are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our CameraChips are digital still cameras, cellular phone cameras and personal computer camera applications. Examples of analog applications that incorporate our CameraChips are security and surveillance cameras and toy cameras. We sell a large portion of our products through VARs and distributors and often we do not know the identity of the manufacturer who is embedding our CameraChips into their products. As a result of our sales to VARs and distributors and because our CameraChips can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues amongst specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories and they are as follows:

	Fiscal Year Ended April 30,
	2001	2002	2003
	(in thousands)
Digital image sensors	$31,456	$18,778	$84,487
Analog image sensors	22,251	27,740	24,511

Total	$53,707	$46,518	$108,998

Comparison of Fiscal 2002 and Fiscal 2003

Digital revenues.    Revenues from sales of CameraChips for digital applications increased 350% from fiscal 2002 to fiscal 2003 and represented 40.4% of our revenues in fiscal 2002 and 77.5% in fiscal 2003. This increase in revenue from sales of CameraChips for digital image sensor applications was due primarily to increased unit sales. We believe this increase resulted from heightened consumer demand for digital still camera and cell phone products. We expect revenue from sales of CameraChips for digital applications for use in add-on cell phone devices to decline as a result of the market transition to embedded cell phone camera devices. We expect our revenue from sales of our CameraChips in Asia for digital applications will increase in fiscal 2004 primarily as a result of increased sales of CMOS image sensors in the digital still camera markets, cell phones with embedded cameras and video games incorporating camera devices, although we do not expect to see these increases in the first portion of fiscal 2004.

Analog Revenues.    Revenues from sales of CameraChips for analog applications decreased 11.6% from fiscal 2002 to fiscal 2003 and represented 59.6% of our revenues in fiscal 2002 and 22.5% in fiscal 2003. We believe this decrease in sales of CameraChips for analog image sensor applications was due primarily to decreased demand for our CameraChips for use in security surveillance cameras.

Comparison of Fiscal 2001 and Fiscal 2002

Digital Revenues.    Revenues from sales of CameraChips for digital applications decreased 40.3% from fiscal 2001 to fiscal 2002 and represented 58.6% of our revenues in fiscal 2001 and 40.4% in fiscal 2002. We believe this decrease in sales of CameraChips for digital image sensor applications was due primarily to decreased demand for PC cameras.

Analog Revenues.    Revenues from sales of CameraChips for analog applications increased 24.7% from fiscal 2001 to fiscal 2002 and represented 41.4% of our revenues in fiscal 2001 and 54.6% in fiscal 2002. We believe this increase in sales of CameraChips for analog image sensor applications was due primarily to increased consumer demand for security surveillance cameras.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our CameraChips either directly to OEMs and VARs or through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in each of fiscal 2001, 2002 and 2003:

	Fiscal Year Ended April 30,
	2001	2002	2003
OEMs and VARs	75%	66%	68%
Distributors	25%	34%	32%

Total	100%	100%	100%

OEMs and VARs.    In fiscal 2003, our only OEM or VAR customer that accounted for more than 10% of our revenues was Primax Electronics Products Huizhou, or Primax, based in China, which accounted for approximately 14% of our revenues in such fiscal year. Primax is a supplier to Motorola, Inc. In fiscal 2002, our only OEM or VAR customer that accounted for more than 10% of our revenues was X10, a security and surveillance camera manufacturer, which accounted for approximately 20% of revenues in such fiscal year. In fiscal 2001, our only OEM or VAR customer that accounted for more than 10% of our revenues was Creative Technology, a PC camera manufacturer, which accounted for approximately 14% of revenues in such fiscal year. We expect the percentage of revenue of sales to OEMs and VARs to decrease as compared to distributors in fiscal 2004 due to increased demand from digital still camera manufacturers in Asia that generally purchase CameraChips from our distributors.

Revenues from Distributors.    In fiscal 2003, our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for approximately 21% of revenues in such fiscal year. This fiscal 2003 revenue figure for sales to World Peace includes purchases by World Peace’s subsidiary, GainTune based in Hong Kong. During fiscal 2001 and 2002, World Peace accounted for approximately 17% and 15%, respectively, of our revenues. For fiscal 2001 and 2002, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table illustrates the percentage of revenues from sales of our CameraChip products to domestic customers as compared to foreign customers in each of fiscal 2001, 2002 and 2003:

	Fiscal Year Ended April 30,
	2001	2002	2003
Domestic Sales	16%	26%	6%
Foreign Sales	84%	74%	94%

Total	100%	100%	100%

All of our foreign sales are attributable to sales made to OEMs, VARs and distributors in Asia. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing production to Asian manufacturers and facilities. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our CameraChips are sold globally, we believe that such figures do not accurately reflect geographic distribution of sales of our products into end-user markets.

Gross Profit

Comparison of Fiscal 2002 and Fiscal 2003

Gross margin for fiscal 2002 and 2003 was 44.1% and 38.6% of revenues, respectively. The decrease in gross margin for fiscal 2003 as compared to fiscal 2002 was primarily due to the benefit in fiscal 2002 from the sale of a relatively larger amount of previously written-off inventory, and was also due to increased sales of our CameraChips in module-based products in fiscal 2003 as compared to fiscal 2002 which carry a lower gross profit margin than our sensor arrays sold in chip form. Gross profit for fiscal 2003 included a gross profit of approximately $3.2 million from the sale of inventory that we had written off in the quarter ended January 31, 2001. For fiscal 2002, approximately $4.5 million of the margin was attributable to gross profit from the sale of previously written-off inventory. Excluding the revenues and gross profit from the sale of the written-off inventory, the gross margin would have been approximately 36.8% of revenues for fiscal 2003 as compared to 38.2% of revenues in fiscal 2002. The decrease in gross margin on an adjusted basis for fiscal 2003 was due to our increased sales of our CameraChips in module-based products which carry a lower gross profit margin than our sensor arrays sold in chip form. The module-based product is sold with respect to cell phone applications. Excluding the impact of any sales of previously written-off inventory, we expect our gross margin in fiscal 2004 to not appreciably increase or decrease as compared to fiscal 2003.

The following table summarizes the effect of sales of previously written-off inventory on our gross profits in fiscal 2002 and 2003:

	Year ended April 30,
	2002	2003
	(in thousands)
Sales of all products	$46,518	$108,998
Sales excluding products for which the costs were previously written off	$42,056	$105,835
Gross profit	$20,535	$42,094
Gross profit excluding the effect of sales of products for which the costs were previously written off	$16,073	$38,931
Gross margin	44.1%	38.6%
Gross margin (excluding the effect of sales of products for which the costs were previously written off)	38.2%	36.8%

Comparison of Fiscal 2001 and Fiscal 2002

Gross margin for fiscal 2001 and 2002 was (1.8)% and 44.1% of revenues, respectively. Gross margin for fiscal year 2002 included an approximately $4.5 million one-time benefit from the sale of inventory that was previously written off in fiscal 2001. During fiscal 2001, we recognized an $18.7 million charge for excess inventory. Excluding the benefit of previously written-off inventory, the adjusted gross margin for fiscal 2002 was 38.2% of revenues as compared to adjusted gross margin of 32.9% in fiscal 2001. The increase in gross margin on an adjusted basis for fiscal 2002 was due to favorable changes in product mix and yield improvements on certain products.

Research and Development

Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for fiscal 2001, 2002 and 2003 were approximately $5.5 million, $7.8 million and $11.6 million, respectively. As a percentage of revenues, research and development expenses for fiscal 2001, 2002 and 2003 represented 10.3%, 16.7% and 10.6%, respectively.

Comparison of Fiscal 2002 and Fiscal 2003

Research and development expenses increased in absolute dollars in fiscal 2003 as compared to fiscal 2002 principally as a result of salary and payroll expenses associated with additional personnel and new product development to improve our product line and support new product introductions. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. Research and development personnel expenses increased during fiscal 2003 by approximately $1.4 million as a result of the increase in research and development personnel and by approximately $1.4 million as a result of foundry cost expenses associated with new product introductions. Research and development expenses decreased as a percentage of revenues during this period as a result of the increase in our revenues in fiscal 2003. We expect research and development expenses to increase in absolute dollars, but not as a percentage of revenues, in fiscal 2004 as we develop our next generation of CameraChip products and as we continue to grow our business, including our research and development team.

Comparison of Fiscal 2001 and Fiscal 2002

Research and development expenses increased in absolute dollars in fiscal 2002 as compared to fiscal 2001 principally as a result of salary and payroll expenses associated with additional personnel and new product development to improve our product line and support new product introductions. Research and development personnel expenses increased during fiscal 2001 by approximately $1.6 million as a result of the increase in research and development personnel and by approximately $0.4 million as a result of foundry cost expenses associated with new product introductions. Research and development expenses increased as a percentage of revenues during this period as a result of our research and development expenses outpacing revenue growth in such period.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses include the expenses associated with the startup of our Chinese subsidiary. Selling, general and administrative expenses for fiscal 2001, 2002 and 2003 were approximately $6.7 million, $11.5 million and $10.8 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2001, 2002 and 2003 represented 12.5%, 24.7% and 9.9%, respectively.

Comparison of Fiscal 2002 and Fiscal 2003

The decrease on an absolute dollar basis, in selling, general and administrative expenses of approximately $0.7 million for fiscal 2003 from fiscal 2002 was primarily a result of a $2.8 million decrease in legal fees associated with patent litigation which was partially offset by an $0.8 million increase in sales commissions, an $0.6 million increase associated with sales expenses in Asia and an increase of $0.7 million in salaries and payroll expenses associated with an increase in personnel in sales and administration. Selling, general and administrative expenses decreased as a percentage of revenues for fiscal 2003 as compared to fiscal 2002 as a result of the lower cost and the proportionately greater increase in revenues. We expect that our future selling, general and administrative expenses will increase in absolute dollars as we continue to grow our business. In particular, we expect our selling, general and administrative expenses will increase in absolute dollars in fiscal 2004, but not increase as a percentage of revenues, as we relocate most of our testing equipment from California to China and as we continue to build out our Chinese testing and manufacturing facility.

Comparison of fiscal 2001 and fiscal 2002

The increase in selling, general and administrative expenses of approximately $4.8 million for fiscal 2002 from fiscal 2001 was primarily a result of an increase of $2.1 million in litigation expenses associated with patent litigation, an increase of $1.0 million in salaries and payroll expenses associated with additional sales and administrative personnel and an increase of $0.7 million associated with sales activity in Asia.

Interest Income, Net

Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market accounts and high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Interest income, net for fiscal 2001, 2002 and 2003, was approximately $2.7 million, $1.5 million and $0.8 million, respectively. Interest income, net, decreased for fiscal 2003 as compared to fiscal 2002 and for fiscal 2002 as compared to fiscal 2001 primarily due to a decline in interest rates over such periods.

Provision for Income Taxes

We generated approximately $20.2 million in income before income taxes for fiscal 2003. We recorded a provision for income taxes for fiscal 2003 of approximately $4.8 million. We generated losses before income taxes for fiscal 2002 and 2001 and therefore had no provision for income taxes in those years. We expect the effective tax rate for fiscal 2004 will increase in fiscal 2004 as compared to fiscal 2003 but be less than the combined federal and state rate. Achieving an effective tax rate in fiscal 2004 that is less than the combined federal and state statutory rates is principally contingent upon our foreign affiliates generating income.

Liquidity and Capital Resources

Principal sources of liquidity at April 30, 2003 consisted of cash, cash equivalents and short-term investments of $60.7 million.

Our working capital increased by approximately $15.8 million to $80.9 million as of April 30, 2003 from $65.1 million as of April 30, 2002. The $10.4 million increase in inventories is primarily attributable to the need to have more inventories to support a higher level of sales. Inventory turns, calculated based on the fiscal quarters ended April 30, 2003 and 2002, decreased from 8.0 as of April 30, 2002 to 7.2 as of April 30, 2003. The $8.3 million increase in accounts receivable reflects the higher level of sales, offset in part by an improvement in days sales outstanding from 74 days as of April 30, 2002 to 43 days as of April 30, 2003. Accounts payable and accrued liabilities and other liabilities increased by $4.7 million and $3.7 million, respectively, to support the increased level of operations. The $2.2 million increase in deferred margin is due to the higher level of shipments to distributors, for which revenue is deferred until the distributors sell the products.

For fiscal 2003, our cash provided by operating activities totaled approximately $4.5 million as compared to cash provided by operating activities of $4.7 million for fiscal 2002, primarily due to a net income of $15.3 million, a $6.8 million increase in deferred margin and other liabilities, and a $4.7 million increase in accounts payable, which were partially offset by a $10.4 million increase in inventories to support future sales, and $8.4 million increase in accounts receivable consistent with the increase in current quarter revenues, and a $4.9 million increase in prepaid expenses and other assets.

For fiscal 2003, our cash used in investing activities increased to approximately $18.2 million from a use of $1.9 million for the similar prior year period, due to $8.2 million in net purchases of short-term investment and a $7.1 million in purchases of property, plant and equipment and a $2.8 million investment in one of our packaging service providers, a private Taiwanese company.

For fiscal 2003, net cash provided by financing activities increased to approximately $8.4 million from $1.9 million for fiscal 2002. The increase was primarily due to an increase in proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and from employee purchases through the employee stock purchase plan which totaled $9.3 million during fiscal 2003 as compared to $1.0 million for fiscal 2002. Proceeds from the issuance and sale of common stock for fiscal 2003 were partially offset by $0.9 million in refunded deposits from third parties for general business purposes. For fiscal 2002, such deposits contributed $0.9 million to cash flows from financing activities.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of April 30, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations
Operating leases	$3,166	$711	$1,162	$838	$455
Noncancelable orders	22,347	22,347	—	—	—

Total contractual obligations	25,513	23,058	1,162	838	455
Other commercial commitments:
Investment in Chinese subsidiary	18,500	3,200	15,300	—	—

Total contractual obligations and commercial commitments	$44,013	$26,258	$16,462	$838	$455

The $18.5 million commercial commitment referenced in the table above relates to the remaining $18.5 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to reduce the costs associated with the testing of our CameraChips. Prior to the end of calendar 2003, we intend to consolidate our testing operations in China. In addition, over the next 18 months we anticipate expanding the scope of our operations at our Chinese facility to include other processes associated with the manufacture of our products, such as color filter application and sensor packaging. We expect to fund the capital commitment to our Chinese subsidiary through a combination of funds invested from our available working capital or by investments from third parties. Third party financing could include debt financing from banking institutions or an equity financing transaction. Third party financing may not be available to us when and as required or on terms that are favorable to our stockholders and us. In the event we are unable to obtain financing from third parties, the issuance of our equity securities, including securities convertible into our equity securities, would dilute the ownership interests of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation.

On June 12, 2003, the Company filed a registration statement on Form S-3 to register up to 3,593,750 shares of its common stock to be sold in an underwritten public offering. The Company is in the process of completing the final Form S-3 and currently has plans to issue such shares to the public. The final price per share is not known nor is it known whether or not the Company will actually issue such shares.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate to be generated from business operations, to be sufficient to satisfy our foreseeable working capital requirements. Our ability to generate cash from operations is subject to substantial risks described above under the caption “Risk Factors.” We encourage you to review these risks carefully.

Factors Affecting Future Results

This annual report on Form 10-K, including this Management’s Discussion and Analysis, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.

Risks Related to Our Business

We face intense competition in our markets from more established CCD and CMOS image sensor manufacturers, and if we are unable to compete successfully we may not be able to maintain or grow our business.

The image sensor market is intensely competitive and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence. If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any failure to compete successfully would also cause revenues to decline, impair our financial condition and reduce our profitability.

Our CameraChips face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sharp, Sony, Sanyo and Toshiba, as well as established CMOS image sensor manufacturers such as Agilent, ESS, Fujitsu, Hynix, Micron, Mitsubishi Electronic, Motorola, National Semiconductor, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, IC Media Corporation, PixArt and Zoran.

Some of our customers may also be developers of image sensors. Samsung, for example, is a customer who uses our CMOS products in certain of its products, but also independently manufactures CMOS image sensors. Samsung is also a third party service provider that has fabricated, and may in the future fabricate, our interface chips or other products. A customer that develops its own image sensors may reduce or cease purchases from us, and this could materially and adversely affect our ability to sustain and grow our business and could impair our financial results.

In addition, our competitors may acquire or enter into strategic or commercial agreements or arrangements with foundries or providers of color filter processing, assembly or packaging services. These strategic arrangements between our competitors and third party service providers could involve preferential or exclusivity arrangements for our competitors. As a result, these strategic alliances could impair our ability to secure sufficient capacity from foundries and service providers to meet our demand for wafer manufacturing, color filter processing, assembly or packaging services, adversely affecting our ability to meet customer demand for our products. In addition, competitors may enter into exclusive relationships with distributors, which could reduce available distribution channels for our products and impair our ability to sell our products and grow our business.

Declines in our average sales prices may result in a decline in our gross margin.

We have experienced and expect to continue to experience pressure to reduce the sales prices of our products and have experienced declines in our average sales prices as a result. We expect that the average sales prices for many of our products will continue to decline over time, in particular for those products focused on the digital still camera and cell phone markets. Declines in our average sales prices could result in reduced revenues or a decline in our gross margin, and could materially and adversely affect our operating results and impair our financial condition. If we are unable to achieve cost reductions through manufacturing cost efficiencies and technological advances, or are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average sales prices, our financial results will be adversely affected.

Historically, our revenues have been dependent upon a few key customers, the loss of one or more of which could significantly reduce our revenues.

Historically, a relatively small number of original equipment manufacturers, or OEMs, value added resellers, or VARs, and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for the period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2003, our only OEM or VAR customer that accounted for more than 10% of our revenues was Primax Electronics Products Huizhou based in China, which accounted for approximately 14% of our revenues in such fiscal year. In fiscal 2003, our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial Co. headquartered in Taiwan, which accounted for approximately 21% of our revenues in such fiscal year. Our business, financial condition and results of operations will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

We depend on the increased acceptance of CMOS technology for mass market image sensor applications, and any delay in the acceptance of this technology could adversely affect our ability to grow our business and increase our revenues.

Our business strategy depends in large part on the continued growth of various markets into which we sell our CameraChips, including the markets for digital still and video cameras, cell phones, personal digital assistants, personal computers, toys and games, including interactive video games, and commercial and home security and surveillance applications. Our ability to sustain and grow our business also depends on the emergence of new markets for our products such as cameras for automotive applications, personal identification systems and medical imaging devices. If these current and new markets do not grow and develop as anticipated, we may be unable to grow sales of our products. Although CMOS technology has been available for over 20 years, CMOS technology has been used in image sensors only relatively recently. Along with the other risk factors described in this section, the following are examples of factors that may delay the increasing adoption of the CMOS fabrication process and our single chip technology for mass market image sensor applications:

•	the failure of the emergence of a universal platform for imaging solutions for computers and the Internet;

•	improvements in or price reductions for CCD image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by CCD image sensors or prevent or delay the adoption of CMOS image sensors in emerging markets;

•	the failure to develop easy to use and affordable products using CMOS image sensors; and

•	the failure of emerging markets such as automotive, personal identification systems and medical imaging devices to develop for products incorporating CMOS technology.

The occurrence of any of these factors could adversely affect our ability to sustain and grow our business and increase our revenues and earnings.

If we do not forecast customer demand correctly, our business could be impaired as a result of excess inventory or the loss of existing or potential customers.

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions concerning forecasted customer demand. In addition, our customers may cancel or defer orders at any time. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operation and financial condition. If we underestimate customer demand, we may be unable to manufacture sufficient product quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2003, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly cancelled its purchase orders.

We maintain a backlog of customer orders which is subject to cancellation or delay in delivery schedules, and any cancellation or delay may result in lower than anticipated revenues.

Our sales are generally made pursuant to standard purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming 12 months. Although our backlog is typically filled within two to four quarters, orders constituting our current backlog are subject to cancellation or changes in delivery schedules, and backlog may not necessarily be an indication of future revenue. Any cancellation or delay in orders which constitute our current or future backlog may result in lower than expected revenues. Our bookings visibility continues to be limited with a substantial majority of our quarterly product revenues coming from orders that are received and filled in the same quarter.

Problems with wafer manufacturing yields could result in higher operating costs, and could impair our ability to meet customer demand for our products.

If the foundries manufacturing the wafers used in our products cannot achieve expected yields, we may incur higher per unit costs and reduced product availability. Any reduction in our ability to timely deliver products to customers could adversely affect our customer relations and make it more difficult to sustain and grow our business. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both our design technology and the particular foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures in new or existing products. We perform a final test of our products after they are assembled, as their optical nature makes earlier testing difficult and expensive. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields are exacerbated because we rely on third party offshore foundries for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems.

We depend on a limited number of third party wafer foundries, which reduces our ability to control our manufacturing process.

We do not own or operate a semiconductor fabrication facility. Instead, we rely on Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Company, or PSC, to produce a substantial majority of our wafers. Samsung has fabricated and may in the future fabricate one of our interface chips on its standard fabrication line. We do not have long-term supply agreements with any of our foundries and instead secure manufacturing availability on a purchase order basis. These foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our reliance on these third party foundries involves a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply; and

•	unavailability of, or delayed access to, next generation or key process technologies.

Our reliance on a limited number of foundries also increases our risk of capacity shortages. Our requirements represent a small portion of the total production capacities of these foundries and, without long-term agreements, foundries may reallocate capacity to other customers, even during periods of high demand for our products. In addition, such foundries could suffer financial difficulties or disruptions in their operations due to causes beyond our control. If any of our foundries were to become unable or unwilling to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, and in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another as such transfer could interrupt our manufacturing process.

We rely on third party service providers for color filter processing and packaging services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

We rely on TSMC and Toppan for the color filter processing of our completed wafers. In addition, we rely on Kyocera and Sun Yang Digital Image, or SYDI, for substantially all of our ceramic chip packages, which are generally used in our higher-priced products, another service provider for our plastic chip packages, which are generally used in our lower-priced products, and yet another service provider for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We do not have long-term agreements with any of these service providers and typically obtain services on a purchase order basis. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would quickly have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operations problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

In addition, if competition for color filter processing or packaging capacity increases, we may be required to pay or invest significant amounts to secure access to these services which could adversely impact our operating results. There are a limited number of companies that provide these services, some of which have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of third party service providers to provide color filter processing services subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause us to incur unforeseen product shortages or may increase our costs of manufacturing, assembling or testing our products, which would adversely affect our operating results.

Our ability to deliver products that meet customer demand is dependent upon our ability to meet new and changing requirements for color filter processing, assembly and product packaging.

We expect that as we develop new products to meet technology advances and new and changing industry and customer demand, our color filter processing and ceramic and plastic packaging requirements will also evolve. Our ability to continue to profitably deliver products that meet customer demand is dependant upon our ability to procure third party services that meet these new requirements on a cost-effective basis. We have historically relied exclusively on third parties to provide these services, and there can be no assurances that these third parties will be able to develop enhancements to the services that they provide to us that meet these new and changing industry and customer requirements. Furthermore, even if these third party service providers are able to develop their services to meet new and evolving requirements, these services may not be available at a cost that enables us to sustain profitability.

The assembly and packaging of our image sensors into camera modules further complicates and reduces our ability to control the manufacturing process, and may decrease our gross margins.

Recently, some of our camera manufacturer customers have requested that we deliver our CameraChips in the more finished form of camera modules. This increases the complexity of the overall manufacturing process and, as a result, may result in decreased yields. We have engaged third party contract manufacturers to assemble and package our image sensors into camera modules, requiring us to manage service provider relationships that have not historically been a part of our business. If these third party contract manufacturers are unable to provide timely, reliable and high quality assembly and packaging services, we could experience product shortages and be unable to fill customer orders, resulting in loss of revenues, damage to our reputation and an adverse effect on our ability to retain existing customers and attract new customers. Moreover, we must purchase and hold in our inventory products that are not related to our business in order to deliver our image sensors in a more finished form, which adds complexity to the overall manufacturing process and increases inventory risks. The gross margin percentage we realize on modules has been lower than the gross margin percentage we have achieved historically on our CameraChips, and we expect this to continue. In addition, if we are unable to realize a premium in selling price for camera modules compared to our CameraChips that is greater than the cost of assembling and packaging camera modules, our profitability would also be adversely affected.

If we are unable to successfully streamline our manufacturing process, we may be unable to control our costs, resulting in reductions to our gross margins.

Currently, wafer production, color filtering and sensor packaging of our CameraChips is performed in Asia by third party manufacturers and service providers. Substantially all of our CameraChips are then shipped to our facility in the United States where they undergo additional sensor testing before being shipped back to Asia for assembly and final testing. This process is time-consuming and the multiple transits can result in damaged products. Accordingly, we intend to consolidate our testing operations in China prior to the end of calendar 2003. In addition, over the next 18 months we expect to consolidate additional manufacturing processes in Asia in order to reduce our costs of revenues and to achieve other benefits such as decreased risks from transit, reduced time to market for our CameraChips, and reduced inventory and lead times. However, we may never be able to achieve the anticipated cost saving benefits of this consolidation, resulting in failure to improve our gross margins.

We may never achieve the anticipated benefits from our planned operations in Shanghai, China.

In December 2000, we established a Chinese subsidiary as part of our efforts to streamline our manufacturing process and reduce the costs associated with the testing of our CameraChips. Prior to the end of calendar 2003, we intend to consolidate our testing operations in Shanghai, China. In addition, over the next 18 months we anticipate expanding the scope of our operations at our China facility to include other manufacturing processes such as color filter applications and sensor packaging. However, there are significant administrative, legal and governmental risks to operating in China, and we may not achieve the expected cost savings of performing these manufacturing processes in China. If our operations in China do not result in offsetting gains in the form of operating cost reductions, whether because of the risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition will be adversely affected.

Operating in China involves substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

•	difficulties in staffing and managing foreign operations, in particular attracting and retaining personnel qualified to design, sell and support CMOS image sensors;

•	difficulties in coordinating our operations in China with those in California;

•	diversion of management attention;

•	difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

•	political and economic instability, which may have an adverse impact on foreign exchange rates in Asia, and could impair our ability to conduct our business in China; and

•	inadequacy of the local infrastructure to support our needs.

Our planned operations in China will require substantial capital expenditures.

We must meet certain minimal capital requirements applicable to our Chinese subsidiary. Our Chinese subsidiary has $30.0 million in registered capital, $11.5 million of which had been funded as of April 30, 2003. Of the remaining $18.5 million, $3.2 million must be funded by January 2004 and $15.3 million must be funded by January 2005. We expect to fund the remaining registered capital through a combination of funds invested from our available working capital or by investments from third parties. Third party financing could include debt financing from banking institutions or an equity financing transaction. Third party financing may not be available to us when and as required or on terms that are favorable to our stockholders and us. In addition, Chinese law may limit the sources that may be eligible to invest in our Chinese subsidiary. In the event we are unable to obtain suitable financing from third parties, we may need to raise additional capital which may require us to issue our equity securities or incur debt. This additional equity issuance would dilute the ownership interests of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments on debt securities could have an adverse effect on our results of operation.

We have a limited history of profitability and may be unable to maintain our recent financial success.

We have a limited history of profitability and may be unable to maintain our recent financial success. If we fail to sustain or increase our levels of profitability, our financial condition may be materially and adversely affected and the trading price of our common stock may decline. Since our inception in 1995, we have achieved profitability on an annual basis only on two occasions, in fiscal 2000 and fiscal 2003. In fiscal 2001 we incurred net losses of $11.6 million, and in fiscal 2002 we incurred net losses of $1.3 million. In fiscal 2000, the only year in which we were profitable on a fiscal year basis prior to fiscal 2003, our net income was $3.4 million. In fiscal 2003 our net income was $15.3 million. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, and our operations in China and capital commitments to our Chinese subsidiary, which could impair our ability to sustain profitability. In addition, as we hire additional personnel, we expect selling, general and administrative and other expenses to increase. Other risks associated with our business described elsewhere in this section could also affect our ability to sustain profitability. If our revenues do not increase or if we cannot effectively control our expenses, we may be unable to sustain profitability at levels consistent with our financial performance in fiscal 2003, or at all.

We may be unable to adequately protect our intellectual property and therefore we may lose some of our competitive advantage.

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. For example, IC Media has initiated a cancellation proceeding in Taiwan with respect to one of our patents. If IC Media is successful, we may lose or suffer diminished rights in the challenged patent. If we are not successful in suits in which we claim that third parties infringe our patents or other intellectual property, our competitive position may be adversely affected.

Furthermore, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Any disputes over our intellectual property rights may result in costly and time-consuming litigation or the license of additional elements of our intellectual property for little or no compensation.

We could become subject to litigation regarding intellectual property, which could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.

In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the semiconductor industry. We have in the past and may in the future be subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. For example, in fiscal 2002 we paid $3.5 million to settle a litigation matter. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation against us could also force us to take actions such as:

•	ceasing the sale or use of products or services that incorporate the infringed intellectual property;

•	obtaining from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

•	redesigning those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses and prevent us from selling the products until the redesign is completed, if at all.

If we are subject to a successful claim of infringement and we fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, we may be unable to sell some or all of our products and our operating results could be adversely affected. We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel’s attention.

If we do not effectively manage our growth, our ability to increase our revenues and improve our earnings could be adversely affected.

Our growth has placed, and will continue to place, a significant strain on our management and other resources. In particular, we expect that we will continue to face challenges in managing the expansion of our operations in China. To manage our growth effectively, we must, among other things:

•	implement and improve operational, financial and accounting systems;

•	train and manage our employee base; and

•	attract and retain qualified personnel with relevant experience.

In addition, in recent fiscal quarters we have also seen significant growth in the level of our inventory and accounts receivables, primarily as a result of our revenue growth in fiscal 2003. Our failure to effectively manage our inventory levels could result in either excess inventories, which could adversely affect our gross margins and operating results, or lead to an inability to fill customer orders, which would result in lower sales and could harm our relationships with existing and potential customers.

We must also manage multiple relationships with customers, business partners and other third parties, such as our foundries and process and assembly vendors. Moreover, our growth may significantly overburden our management and financial systems and other resources. We may not make adequate allowances for the costs and risks associated with our expansion. In addition, our systems, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to capitalize on potential market opportunities. Our future operating results will also depend on our ability to expand sales and marketing, research and development, accounting, finance and administrative support.

Our future tax rates could be higher than expected if the proportion of future operating income generated outside the U.S. by our foreign affiliates is less than we expect.

A number of factors will affect our tax rate in the future, and the combined effect of these factors could result in an increase in our effective rate as compared to our effective tax rate in fiscal 2003. This will adversely affect our operating results. A key factor that will cause the rate to increase is that the financial statement benefit of reversing the valuation allowance offsetting net deferred tax assets has already been fully recognized as of the end of fiscal 2003. If our foreign affiliates are unable to achieve operating income in fiscal 2004, our effective tax rate in fiscal 2004 may be higher than the combined federal and state statutory rates. We expect that our tax rate for fiscal 2004 will be higher than our effective tax rate in fiscal 2003. Further, our tax provision may vary from quarter to quarter and our effective tax rate could be higher than we expect.

Our industry and our customers’ industries are highly cyclical and currently are experiencing a severe downturn, which has adversely affected and may continue to impact our revenues.

The current global economic slowdown has adversely impacted the businesses of our customers and distributors and, as a result, has also adversely affected our business and operating results. Additional declines in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products. In the past, the results of these economic cycles have negatively impacted our business. For example, beginning in the third quarter of fiscal 2001, our customers and distributors, primarily our PC video camera customers and distributors, cancelled or did not place expected orders for our products. If the macroeconomic climate, especially with respect to investments in technology such as ours, does not improve, our revenues and operating results may be adversely affected. In addition, if the demand for our products, in particular from the digital still camera and cell phone camera markets, does not increase as we expect, or if it were to lessen for any reason, we may not be able to meet analysts’ projections for future operating results, which would likely cause our stock price to decline, potentially significantly.

In addition, the semiconductor industry in general is subject to cyclical variations in product supply and demand and has been experiencing a sustained decline. Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. In some cases, these downturns have lasted multiple years.

Our sales through distributors increase the complexity of our business, which may increase our operating costs and may reduce our ability to forecast revenues.

During fiscal 2003, 32% of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

•	manage a more complex supply chain;

•	manage the level of inventory at each distributor;

•	provide for credits, return rights and price protection;

•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

•	monitor the financial condition and credit worthiness of our distributors.

Any failure to manage these challenges could cause us to inaccurately forecast sales and carry excess inventory, thereby adversely affecting our operating results.

Failure to obtain design wins could cause our market share and revenues to decline and could impair our ability to grow our business in the future.

Our future success is dependent upon manufacturers, such as cell phone and camera manufacturers, designing our CameraChips into their products. To achieve design wins, which are decisions by those manufacturers to design our products into their systems, we must define and deliver cost effective, innovative and integrated semiconductor solutions. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our CameraChips to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier. In addition, a decision by manufacturers to offer our products in attachments or add-ons to, rather than embedded in, their products could limit our market share or revenues because the manufacturer may more easily switch to a competitive product. Accordingly, if we fail to achieve design wins with key camera device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

Our lengthy manufacturing, packaging and assembly cycle, in addition to our customers’ design cycle, may result in uncertainty and delays in generating revenues.

Manufacturing our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting fourteen to sixteen weeks or more. Additional time may pass before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenues, if any, from these expenditures. This delay makes it more difficult to forecast customer demand which adds uncertainty to the manufacturing planning process and could adversely affect our operating results.

Fluctuations in our quarterly operating results make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:

•	our ability to accurately forecast demand for our products;

•	our ability to achieve acceptable wafer manufacturing yields;

•	the gain or loss by us of a large customer;

•	our ability to manage our product transitions;

•	the mix of the products we sell and the distribution channels through which they are sold; and

•	the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products.

In the past, our introduction of new products and our product mix have affected our quarterly operating results. Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. For example, our gross margin on revenues from sales of our new line of camera module products are lower than sales of our more established image sensor products. We typically experience lower yields when manufacturing new products through the initial production phase, and consequently our gross margins on new products have historically been lower than our gross margins on our older, more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses, including our future capital commitments to our Chinese subsidiary, and our inventory levels, are based on our expectations of future revenues and are relatively fixed. Consequently, if we do not achieve revenues in any quarter as expected, expenses and inventory levels could be disproportionately high and our operating results for that quarter, and potentially future quarters, may be harmed.

Certain other factors have in the past caused and are likely in the future to cause fluctuations in our quarterly operating results. These factors are industry risks over which we have little or no control, including:

•	the growth of the market for products and applications using CMOS image sensors;

•	the timing and size of orders from our customers;

•	the volume of our product returns;

•	the seasonal nature of customer demand for our products;

•	the deferral of customer orders in anticipation of new products, product designs or enhancements by us; and

•	the announcement and introduction of products and technologies by our competitors.

Any one or more of these factors is difficult to forecast and could result in fluctuations in our quarterly operating results. Our operating results in a given quarter could be substantially less than anticipated and if we fail to meet market analyst expectations, a substantial decline in our stock price could result. Fluctuations in our quarterly operating results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance.

Our success depends on the timely development and introduction of new products, which we might not be able to achieve.

The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:

•	accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for personal computers and other platforms;

•	development of advanced technologies and capabilities;

•	definition, timely completion and introduction of new products that satisfy customer requirements;

•	development of products that maintain a technological advantage over the products of our competitors, including our current advantages with respect to the functionality and pixel capability of our CameraChips and our proprietary testing processes; and

•	market acceptance of the new products.

Accomplishing all of this is time consuming and expensive.    We may be unable to develop new products or product enhancements in time to capture market opportunities or achieve a significant or sustainable acceptance in new and existing markets. In addition, our products could become obsolete sooner than anticipated because of a faster than anticipated change in one or more of the technologies related to our products. The failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results.

We face foreign business, political and economic risks because a majority of our products and those of our customers are manufactured and sold outside of the United States.

We face difficulties in managing our third party foundries, color filter application service providers and ceramic and plastic packaging service providers, all of whom are located in Asia, and our foreign distributors. Potential political and economic instability in Asia may have an adverse impact on foreign exchange rates and could cause service disruptions from our vendors.

Sales outside of the United States accounted for approximately 94% of our revenues in fiscal 2003 and 74% of our revenues in fiscal 2002. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

•	longer payment cycles;

•	the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

•	decreased visibility as to future demand;

•	difficulties in accounts receivable collections; and

•	burdens of complying with a wide variety of foreign laws and labor practices.

Sales of our products have been denominated to date exclusively in U.S. dollars. Therefore, increases in the value of the U.S. dollar will increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. A portion of our international revenues may be denominated in foreign currencies in the future, which would subject us to risks associated with fluctuations in those foreign currencies.

The implementation of a new enterprise resource planning system presents certain risks and financial requirements.

We are currently implementing a new enterprise resource planning, or ERP, system which is critical to the accounting and financial functions of our company. In addition, the new ERP system imposes certain financial and various other demands due to the cost of implementation. The ERP system also imposes certain risks inherent in the conversion to a new computer system, including disruption to our accounting controls and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, and could materially adversely affect our operating results and impact our ability to manage our business.

We may not achieve the anticipated benefits of our alliances with, and strategic investments in, third parties.

We expect to develop our business through forming alliances or joint ventures with, and making strategic investments in, other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003 we completed an investment in a chip scale packaging service company, and in June 2003 we completed an investment in a packaging service company. We expect to increase our reliance on partnerships, strategic alliances and investments, particularly those that enhance our service and manufacturing capacity. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we can not ensure that we will achieve the benefits expected as a result of these alliances. In addition, we may be required to account for some of these investments under the equity method or to consolidate them into our operating results. Under such circumstances, losses that such companies incur could also adversely affect our operating results.

The high level of complexity and integration of our products increases the risk of latent defects, which could damage customer relationships and increase our costs.

Because we integrate many functions on a single chip, our products are complex and are based upon evolving technology. The integration of additional functions on and complex operations of our products could result in a greater risk that customers or end users could discover latent defects or subtle faults after volumes of product have already been shipped. Although we test our products, we have in the past and may in the future encounter defects or errors. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.

Our customers experience fluctuating product cycles and seasonality, which cause our results of operations to fluctuate from period to period.

Some of the products using our CameraChips, such as digital still cameras, cell phone cameras and personal computer cameras, are consumer electronics goods. These mass market camera devices generally have particular seasonality cycles. For example, sales of our CameraChips for use in digital still cameras tends to increase in the second quarter of our fiscal year in anticipation of the holiday sales cycle and in the fourth quarter of our fiscal year in anticipation of the sales of digital still cameras in connection with summer vacations. If we fail to predict accurately and respond appropriately to this consumer demand on a timely basis to meet seasonal fluctuations, or if there is any disruption of consumer buying habits during this key period, our business and operating results would be harmed.

Our business could be harmed if we lose the services of one or more members of our senior management team, or if we are unable to attract and retain qualified personnel.

The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management, in particular, Shaw Hong, our President and Chief Executive Officer, and Raymond Wu, our Executive Vice President, and other key technical personnel. None of our senior management is bound by an employment or non-competition agreement. We do not maintain key man life insurance on any of our employees.

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

H. Gene McCown, our Vice President of Finance and Chief Financial Officer, has announced that he is planning on retiring after his successor is identified in late calendar 2003. We may experience difficulty in identifying or attracting a qualified successor. Any delay in hiring or retaining a new chief financial officer or any disruption to our business resulting from the transition of chief financial officer responsibilities could harm our business.

Our operations may be impaired as a result of disasters, business interruptions or similar events, including the outbreak of the Severe Acute Respiratory Syndrome.

Disasters such as earthquakes, water, fire, electricity failure, or accidents affecting our operating activities, major facilities, and employees’/customers’ health that occur could materially and adversely affect our operating results and financial condition. In particular, our operations in China, as well as most of our third party manufacturers and service providers involved in the manufacturing of our products, are located within a relatively close proximity of one another in China. Therefore, any disaster that strikes within close proximity of that geographic area could be tremendously disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.

As a result of the recent outbreak of severe acute respiratory syndrome, or SARS, which has impacted a number of countries in Asia, particularly China and Singapore, our facilities and/or the facilities of our third party manufacturers and service providers located in China could be quarantined or temporarily closed. If this occurs, it could delay or prevent us from developing new products or manufacturing, testing or shipping our current products, and may require us to find other providers of such services, which may be unavailable or more expensive than our current providers of such services. Further, if the outbreak of SARS has an adverse impact on the businesses of our customers, it could reduce the size and/or frequency of our customers’ purchases, which could adversely impact our operating results and our ability to sustain and expand our business.

Acts of war and terrorist acts may seriously harm our business and revenue, costs and expenses and financial condition.

Acts of war or terrorist acts, wherever located around the world, may cause damage or disruption to our business, employees, facilities, suppliers, distributors or customers, which could significantly impact our revenue, costs, expenses and financial condition. In addition, as a company with significant operations and major distributors and customers located in Asia, we may be adversely impacted by heightened tensions and acts of war that occur on the Korean Peninsula. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are uninsured for losses and interruptions caused by terrorist acts and acts of war.

Risks related to our stock

Provisions in our charter documents and Delaware law, as well as our stockholders rights plan, could prevent or delay a change in control of us and may reduce the market price of our common stock.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	adjusting the price, rights, preferences, privileges and restrictions of preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three year terms;

•	requiring supermajority voting to amend some provisions in our certificate of incorporation and bylaws;

•	limiting the persons who may call special meetings of stockholders; and

•	prohibiting stockholder actions by written consent.

Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our board of directors adopted a preferred stock rights agreement in August 2001. Pursuant to the rights agreement, our board of directors declared a dividend of one right to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. The dividend was paid on September 28, 2001 to stockholders of record as of the close of business on that date. Each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment. The exercise of the rights could have the effect of delaying, deferring or preventing a change of control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock.

Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, that may prevent our stockholders from selling our common stock at a profit.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002, the trading price of our common stock has ranged from a high of $37.48 per share to a low of $2.35 per share. The closing sales price of our common stock on June 24, 2003 was $30.13. The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	sales or the perception in the market of possible sales of a shares of our common stock by our directors, officers, employees or principal stockholders;

•	changes in market valuations of other technology companies; and

•	announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

Due to these factors, the price of our stock may decline and investors may be unable to resell their shares of our stock for a profit. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” or SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of suing the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial position and results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that adoption of this standard will not have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company adopted SFAS 146 effective January 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.    We are an international company, selling our products globally, in particular, to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in Japan, Korea, Taiwan, Thailand, China and other countries that are denominated in currencies other than the U.S. dollar. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk, and we have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

Market Interest Rate Risk.    Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in short term bank market rate accounts, certificates of deposit issued by banks, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Item 8.     Financial Statements and Supplementary Data

OMNIVISION TECHNOLOGIES, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

June 10, 2003

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$55,803	$50,438
Short-term investments	2,002	10,224
Accounts receivable, net	10,787	19,133
Inventories	3,244	13,642
Refundable and deferred income taxes	3,066	7,642
Prepaid expenses and other assets	987	1,195
Total current assets	75,889	102,274

Property, plant and equipment, net	6,164	12,456
Long-term investments	—	2,845
Other non-current assets	288	378

Total assets	$82,341	$117,953

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,865	$10,528
Accrued expenses and other liabilities	4,306	8,037
Deferred margin	651	2,845

Total current liabilities	10,822	21,410
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,286,855 and 23,402,908 shares issued and outstanding, in 2002 and 2003, respectively	22	23
Additional paid-in capital	95,469	104,848
Deferred compensation related to stock options	(479)	(159)
Accumulated deficit	(23,493)	(8,169)

Total stockholders’ equity	71,519	96,543

Total liabilities and stockholders’ equity	$82,341	$117,953

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended April 30,
	2001	2002	2003
Revenues	$53,707	$46,518	$108,998
Cost of revenues(1)	54,696	25,983	66,904

Gross profit (loss)	(989)	20,535	42,094
Operating expenses:
Research and development	5,539	7,754	11,550
Selling, general and administrative	6,703	11,505	10,784
Stock-based compensation charge(2)	1,018	527	398
Litigation settlement	—	3,500	—

Total operating expenses	13,260	23,286	22,732

Income (loss) from operations	(14,249)	(2,751)	19,362
Interest income, net	2,692	1,477	802

Income (loss) before income taxes	(11,557)	(1,274)	20,164
Provision for income taxes	—	—	4,840

Net income (loss)	$(11,557)	$(1,274)	$15,324

Net income (loss) per share:
Basic	$(0.67)	$(0.06)	$0.68

Diluted	$(0.67)	$(0.06)	$0.61

Shares used in computing net income (loss) per share:
Basic	17,134	21,862	22,678

Diluted	17,134	21,862	25,100

(1) Stock-based compensation charges:
Cost of revenues (included)	$59	$25	$11

(2) Other stock-based compensation charges by functional area:
Research and development	$618	$232	$150
Selling, general and administrative	$400	$295	$248

	$1,018	$527	$398

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
Balance at May 1, 2000	3,885,550	$4	$5,840	$(2,495)	$(10,662)	$(7,313)
Exercise of stock options	84,300	—	99	—	—	99
Employee stock purchase plan	48,479	—	247	—	—	247
Shares issued in connection with Initial Public Offering	5,750,000	6	67,655	—	—	67,661
Conversion of preferred stock at Initial Public Offering	12,305,001	12	21,070	—	—	21,082
Grant of fully-vested options to non-employees	—	—	31	—	—	31
Repurchase of common stock	(73,750)	—	(20)	—	—	(20)
Forfeiture of stock options granted	—	—	(391)	198	—	(193)
Amortization of deferred compensation	—	—	—	1,239	—	1,239
Net loss	—	—	—	—	(11,557)	(11,557)

Balance at April 30, 2001	21,999,580	22	94,531	(1,058)	(22,219)	71,276
Exercise of stock options	107,142	—	343	—	—	343
Employee stock purchase plan	188,633	—	627	—	—	627
Grant of fully-vested options to non-employees	—	—	94	—	—	94
Repurchase of common stock	(8,500)	—	(5)	—	—	(5)
Forfeiture of stock options granted	—	—	(121)	62	—	(59)
Amortization of deferred compensation	—	—	—	517	—	517
Net loss	—	—	—	—	(1,274)	(1,274)

Balance at April 30, 2002	22,286,855	22	95,469	(479)	(23,493)	71,519
Exercise of stock options	842,973	1	4,658	—	—	4,659
Employee stock purchase plan	278,080	—	1,008	—	—	1,008
Grant of fully-vested options to non-employees	—	—	106	—	—	106
Tax benefits from disqualified dispositions	—	—	3,625	—	—	3,625
Repurchase of common stock	(5,000)	—	(1)	—	—	(1)
Forfeiture of stock options granted	—	—	(17)	17	—	—
Amortization of deferred compensation	—	—	—	303	—	303
Net income	—	—	—	—	15,324	15,324

Balance at April 30, 2003	23,402,908	$23	$104,848	$(159)	$(8,169)	$96,543

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April 30,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(11,557)	$(1,274)	$15,324
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	615	773	850
Allowance for doubtful accounts and sales returns	(515)	(858)	(1,057)
Amortization of deferred compensation	1,077	552	409
Changes in assets and liabilities:
Accounts receivable	1,402	(4,660)	(7,289)
Inventories	66	8,201	(10,398)
Refundable and deferred income taxes	(2,842)	222	(4,576)
Prepaid expenses and other assets	(317)	(763)	(298)
Accounts payable	(5,688)	1,581	4,663
Accrued expenses and other liabilities	414	1,151	4,631
Deferred margin	116	(181)	2,194

Net cash provided by (used in) operating activities	(17,229)	4,744	4,453

Cash flows from investing activities:
Purchases of short-term investments	(3,000)	(2,002)	(10,224)
Proceeds from sales of short-term investments	—	3,000	2,002
Purchases of property, plant and equipment	(2,593)	(2,857)	(7,142)
Purchases of long-term investments	—	—	(2,845)

Net cash used in investing activities	(5,593)	(1,859)	(18,209)

Cash flows from financing activities:
Deposit received (refunded)	—	900	(900)
Proceeds from issuance of common stock, net	67,987	965	9,291

Net cash provided by financing activities	67,987	1,865	8,391

Net increase (decrease) in cash and cash equivalents	45,165	4,750	(5,365)
Cash and cash equivalents at beginning of period	5,888	51,053	55,803

Cash and cash equivalents at end of period	$51,053	$55,803	$50,438

Supplemental cash flow information:
Interest paid	$36	$—	$—

Taxes paid	$3,483	$36	$3,519

Supplemental non-cash investing and financial information:
Conversion of redeemable convertible preferred stock to common stock	$21,082	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2003, 2002 and 2001

Note 1—OmniVision and Summary of Its Significant Accounting Policies

The Company

OmniVision Technologies, Inc. and subsidiaries (the “Company”) designs, develops and markets semiconductor image sensor devices. The Company’s main product, an image sensor device called the CameraChip, is used to capture an image in a number of commercial and consumer mass market applications. The Company’s CameraChip is designed to use the complementary metal oxide semiconductor or CMOS, fabrication process. The Company was incorporated in California in May 1995 and reincorporated in Delaware in March 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future considering available information. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Foreign Currency Translation

The functional currencies of the Company’s subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar for the Company or in the local currencies for the subsidiaries are included in other income for the periods presented.

The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in other comprehensive income in stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of money market deposit accounts that are stated at cost, which approximates fair value.

Short-Term Investments

The Company’s short-term investments, which are classified as available-for-sale, are invested in high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. These investments are reported at fair value which approximates cost. Unrealized gains or losses are recorded in stockholders’ equity and included in other comprehensive income (losses). Unrealized gains or losses were not significant during any period covered by these financial statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets.

Building improvements	5 years
Machinery and equipment	3-5 years
Furniture and fixtures	3-7 years

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. To date, no impairment loss has been recognized.

Inventories

Inventories are stated at the lower of cost, determined on first-in, first-out (“FIFO”) basis, or market.

The Company provides reserves to adjust inventories to net realizable value when the Company believes that the net realizable value is less than the cost. Due to product price declines and technological obsolescence, the Company provides reserve for the costs of inventories when the number of units on hand exceeds the number of units that the Company forecasts to sell over a certain period of time, generally six months.

Revenue Recognition

The Company recognizes revenue from the sale of products to original equipment manufacturers and value added resellers upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is considered probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company provides for future returns based on historical experiences at the time revenue is recognized. For certain shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product. Deferred margin represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

Research and Development

Research and development costs are expensed as incurred.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Deferred compensation is amortized over the vesting period on an accelerated basis using the model presented in paragraph 24 of FIN 28. SFAS 123 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and is referenced to in this Note as “pro forma”:

	Year Ended April 30,
	2001	2002	2003
	(in thousands except per share data)
Net earnings (loss), as reported	$(11,557)	$(1,274)	$15,324
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,077	552	266
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	6,521	4,835	5,195
Pro forma net earnings (loss)	$(17,001)	$(5,557)	$10,395

Net earnings (loss) per share—basic:
As reported	$(0.67)	$(0.06)	$0.68

Pro forma	$(0.99)	$(0.25)	$0.46

Net earnings (loss) per share—diluted:
As reported	$(0.67)	$(0.06)	$0.61

Pro forma	$(0.99)	$(0.25)	$0.43

Shares used in computing net income (loss) per share—basic:
As reported	17,134	21,862	22,678

Pro forma	17,134	21,862	22,678

Shares used in computing net income (loss) per share—diluted:
As reported	17,134	21,862	25,100

Pro forma	17,134	21,862	24,264

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services” (“EITF 96-18”). Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing model.

Comprehensive Income (loss)

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners. Comprehensive income (loss) and net income (loss) were the same for all periods presented.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share,” under the provisions of which basic income (loss) per share is computed by dividing the income (loss) available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income (loss) per share excludes potential common stock if the effect of such stock is antidilutive. Potential common stock consists of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” or SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial position and results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that adoption of this standard will not have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company adopted SFAS 146 effective January 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

Note 2—Balance Sheet Accounts

	April 30,
	2002	2003
	(in thousands)
Cash and cash equivalents:
Cash	$3,625	$941
Money market funds	10,303	25,363
Commercial paper	41,875	24,134

	$55,803	$50,438

Short-term investments:
Corporate notes	$2,002	$10,224

Accounts receivable:
Accounts receivable	$12,212	$21,188
Less: Allowance for doubtful accounts	(671)	(915)
Sales return reserve	(754)	(1,140)

	$10,787	$19,133

Inventories:
Work in progress	$2,361	$8,942
Finished goods	883	4,700

	$3,244	$13,642

Prepaid expenses and other assets:
Prepaid expenses	$510	$1,187
Other receivables	477	8

	$987	$1,195

Property, plant and equipment, net:
Machinery and equipment	$3,352	$3,607
Furniture and fixtures	231	283
Software	829	976
Construction in progress	4,315	10,986

	8,727	15,852
Less: Accumulated depreciation and amortization	(2,563)	(3,396)

	$6,164	$12,456

Accrued expenses and other liabilities:
Employee compensation	$1,379	$1,668
Taxes payable	—	1,208
Other	2,927	5,161

	$4,306	$8,037

Note 3—Inventory Write-Off and Effect on Gross Margin

During the first two quarters of the fiscal year ended April 30, 2001, when the Company expected a significant increase in sales, the Company placed non-cancelable orders for inventories and significantly

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

increased inventory levels. However, in the third quarter of that year, the Company reduced the level of forecasted sales as a result of a significant supply imbalance in the PC camera market and the cancellation of a significant portion of the Company’s backlog. As a result of the revised estimate of product demand, the Company recorded a charge of $18.7 million for excess inventories.

During the fiscal years ended April 30, 2002 and 2003, the Company sold certain inventories that had been fully reserved. Even though the inventories were sold at a price that was less than the original cost, the effect of the sales of fully reserved inventories was to improve the gross margins. The following table summarizes the effect of sales of previously written off inventory on the gross profit:

	Year Ended April 30,
	2002	2003
	(in thousands)
Sales of all products	$46,518	$108,998
Sales excluding products for which the costs were previously written off	$42,056	$105,938
Gross profit	$20,535	$42,094
Gross profit excluding the effect of sales of products for which the costs were previously written off	$16,073	$39,034
Gross margin	44.1%	38.6%
Gross margin (excluding the effect of sales of products for which the costs were previously written off)	38.2%	36.8%

As of April 30, 2002 and 2003, the Company held inventories with an original cost of $13.0 million and $5.7 million that were fully reserved in the fiscal year ended April 30, 2001. No inventory was scrapped during the fiscal years ended April 30, 2001, 2002 and 2003.

Note 4—Long Term Investments

In April 2003, the Company purchased approximately 11% of the common stock of a privately held company based in Taiwan for a total of $2.8 million in cash. The Taiwan company provides chip-scale packaging services. The Company expects to make significant purchases from Xintec in the future and also has board representation. As a result, the Company accounts for this investment using the equity method.

Note 5—Income Taxes

The provision for income taxes consists of the following:

	Year Ended April 30,
	2001	2002	2003
	(in thousands)
Current:
Federal	$2,516	$(1,262)	$8,.922
State	63	—	—
Foreign	—	—	50

Total current	2,579	(1,262)	8,972

Deferred:
Federal	(2,579)	1,262	(2,790)
State	—	—	(1,342)

Total deferred	(2,579)	1,262	(4,132)

Total provision	$—	$—	$4,840

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% to pretax income (loss) from operations as a result of the following (in thousands):

	Year Ended April 30,
	2001	2002	2003
Statutory federal income tax	$(3,929)	$(433)	$7,057
State income taxes expense (benefit), net of federal tax benefits	(315)	—	(35)
Amortization of stock compensation	489	188	147
Foreign rate differential	—	735	4,326
Increase (decrease) in valuation allowance	3,653	(497)	(6,021)
Tax credits	(70)	(337)	(676)
Other	172	344	42

Tax provision	$—	$—	$4,840

Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as its recent earnings history and expected future taxable income. Based on that assessment, management recorded a valuation allowance of $6.0 million as of April 30, 2002. Because of the improved operating results of the Company for the year ended April 30, 2003, management did not record a valuation allowance as of April 30, 2003.

The components of refundable and deferred income taxes included in the balance sheet are:

	Year Ended April 30,
	2002	2003
	(in thousands)
Tax credit carryforwards	$705	$409
Reserves	6,149	4,635
Accruals and other	930	1,258

	7,784	6,302
Valuation allowance	(6,021)	—

Net deferred tax assets	1,763	6,302
Refundable income taxes	1,303	1,340

Refundable and deferred income taxes	$3,066	$7,642

Note 6—Related Party Transactions

The chairman of Powerchip Semiconductor Corp. (“PSC”) was a board member of the Company until May 2001. The Company has purchased semiconductor wafers from PSC since the year ended April 30, 1999. Total purchases by the Company from PSC were $22.0 million, $2.0 million and $8.5 million for the years ended April 30, 2001, 2002 and 2003, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

Note 7—Net Income (loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share attributable to common stockholders for the periods indicated:

	Year Ended April 30,
	2001	2002	2003
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(11,557)	$(1,274)	$15,324

Denominator:
Weighted average shares	17,757	22,157	22,790
Weighted average unvested common stock subject to repurchase	(623)	(295)	(112)

Denominator for basic net income (loss) per share	17,134	21,862	22,678
Weighted average effect of dilutive securities:
Common stock options	—	—	2,310
Unvested common stock subject to repurchase	—	—	112

Denominator for dilutive net income (loss) per share	17,134	21,862	25,100

Basic net income (loss) per share	$(0.67)	$(0.06)	$0.68

Diluted net income (loss) per share	$(0.67)	$(0.06)	$0.61

The following table sets forth weighted average potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods indicated:

	Year Ended April 30,
	2001	2002	2003
	(in thousands)
Weighted Average Effect of Potential Shares of Common Stock:
Unvested common stock subject to repurchase	623	295	—
Options outstanding	1,237	2,261	—
Shares resulting from the conversion of the:
Convertible preferred stock	2,820	—	—

Total common stock equivalents excluded from the computation of earnings (loss) per share as their effect was antidilutive	4,680	2,556	—

Note 8—Preferred Stock

All of the outstanding shares of preferred stock converted to 12.3 million shares of common stock upon the closing of the Company’s initial public offering in July 2000. The Company is authorized to issue 10,000,000 shares of convertible preferred stock, none of which are issued or outstanding.

Stockholder Rights Plan

In August 2001, the Company adopted a stockholders rights plan, that, among other things, will allow the holder to buy common stock of the Company at a discount should an acquiring company or person attempt to

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

obtain 15% or more of the outstanding common stock. The rights are redeemable by the Company at a price of $0.001 per right.

Note 9—Common Stock

The Company completed its initial public offering (“IPO”) on July 14, 2000. In the IPO, the Company sold an aggregate of 5,000,000 shares of common stock at $13.00 per share. In August 2000, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $13.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $74.8 million, including proceeds from the exercise of the over-allotment option of $9.8 million. The aggregate net proceeds were approximately $67.7 million, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5.2 million and directly paying expenses of the offering of approximately $1.9 million.

The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2002 and 2003, 22,286,855 and 23,402,908 shares were issued and outstanding, respectively. In addition, as of April 30, 2002, 7,304,978 shares of common stock have been reserved for issuance under the Company’s employee stock option plans, the directors’ stock option plan and employee stock purchase plan.

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of voluntary or involuntary termination of employment of the stockholder. Of the shares issued to date, 2,770,050 shares of the Company’s common stock have been issued under restricted stock purchase agreements, under which the Company has the option to repurchase issued shares of common stock. Under these agreements, 20% of the Company’s repurchase rights lapse after one year. The remaining rights lapse quarterly over the following four years. As of April 30, 2001, 2002 and 2003, 449,500, 175,700 and 74,600 shares, of common stock were unvested and subject to repurchase by the Company at the original exercise price, respectively.

Note 10—Stock Plans

1995 Stock Option Plan

In May 1995, the Company adopted the 1995 Stock Option Plan under which 3,600,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options and stock purchase rights. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company’s common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1995 Stock Option Plan generally vest over five years and are exercisable immediately or for up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). Those options exercised but unvested are subject to repurchase by the Company at the exercise price.

In February 2000, the Company terminated the 1995 Stock Option Plan as to future grants. However, options outstanding under the 1995 Stock Option Plan continue to be governed by the terms of the 1995 Stock Option Plan.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

2000 Stock Plan

In February 2000, the Company adopted the 2000 Stock Plan under which 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 1,500,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year; or an amount determined by the Company’s board of directors. The 2000 Stock Plan provides for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options are granted at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). Those options exercised but unvested are subject to repurchase by the Company at the exercise price.

2000 Director Option Plan

The 2000 Director Option Plan was adopted by the board of directors in February 2000 and the shareholders in March 2000. Under this plan 250,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year commencing May 1, 2002 equal to the lesser of 75,000 shares, 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year or an amount determined by the board of directors. The 2000 Director Option Plan provides for an initial grant to the nonemployee director to purchase 20,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be granted an option to purchase 10,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting, the director has served on the board of directors for six months. The terms of the options granted under the 2000 Director Option Plan is ten years, but the options expire three months following the termination of the optionee’s status as a director or twelve months if the termination is due to death or disability. The initial 20,000 share grants will become exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of  1/16th of the shares per quarter thereafter. The subsequent 10,000 share grants will become exercisable at the rate of  1/16th of the shares per quarter.

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan was adopted by the board of directors in February 2000 and was adopted by the shareholders in March 2000. The 2000 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2000 Employee Stock Purchase Plan, 1,500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 1,000,000 shares, or 4% of the Company’s common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The offering period under this plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan will be 85% of the lesser of the fair market value per share on the start date of the offering period or on the end date of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

Company. This plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of April 30, 2003, 515,192 shares had been exercised under the 2000 Employee Stock Purchase Plan.

The following table summarizes stock option activities:

	Options outstanding
	Options available for grant	Number of shares	Price per share	Weighted average price per share
Balance at May 1, 2000	2,028,000	2,031,450	$ —	$6.57
Granted	(1,015,358)	1,015,358	2.75 – 29.06	6.10
Exercised	—	(84,300)	0.25 – 13.00	1.17
Repurchased	117,250	—	0.06 – 0.75	0.23
Canceled	196,512	(196,512)	0.75 – 13.00	5.76

Balance at April 30, 2001	1,326,404	2,765,996	—	6.62
Granted	(660,500)	660,500	2.83 – 8.60	4.37
Exercised	—	(107,142)	0.25 – 10.00	3.20
Repurchased	8,500	—	0.30 – 0.75	0.54
Canceled	388,888	(388,888)	0.30 – 29.06	10.32

Balance at April 30, 2002	1,063,292	2,930,466	—	5.75
Replenished	1,392,928	—	—	—
Granted	(1,869,700)	1,869,700	8.89 – 24.29	12.40
Exercised	—	(842,973)	0.06 – 13.00	5.53
Repurchased	5,000	—	0.30	0.30
Canceled	302,824	(302,824)	0.75 – 29.06	7.38

Balance at April 30, 2003	894,344	3,654,369	—	$9.07

The following table summarizes information about stock options outstanding at April 30, 2003:

	Options outstanding			Options exercisable
Exercise Prices	Number outstanding at April 30, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at April 30, 2003	Weighted average exercise price
$0.25 – $0.75	252,950	6.13	$0.65	159,700	$0.62
$2.75 – $2.83	63,075	8.14	2.79	33,031	2.81
$3.66 – $3.98	243,294	8.13	3.96	118,880	3.97
$4.50 – $5.44	624,052	7.82	4.71	215,254	4.71
$7.00 – $8.89	108,219	8.18	8.18	39,213	7.77
$10.00	611,059	6.95	10.00	408,808	10.00
$11.83 – $13.00	1,591,345	9.12	12.00	59,254	12.10
$16.55	140,375	9.79	16.55	—	16.55
$24.29	20,000	10.00	24.29	—	24.29

$0.25 – $24.29	3,654,369	8.25	$9.07	1,034,140	$7.96

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

Stock-Based Compensation Under APB 25

Stock-based compensation charge is comprised of the following (in thousands):

	Year ended April 30,
	2001	2002	2003
Cost of revenues	$59	$25	$11
Operating expenses:
Research and development	618	232	150
Selling, general and administrative	400	295	248

Total operating expenses	1,018	527	398

Total compensation charge	$1,077	$552	$409

Fair Value Disclosures

Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

The Company has adopted the disclosure provisions of SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the summary of significant accounting policies in the financial statements. The Company adopted the disclosure requirements of SFAS 148 effective January 31, 2003. There was no impact on the Company’s consolidated financial statements resulting from its adoption.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2001	2002	2003	2001	2002	2003
Risk-free interest rate	5.6%	3.8%	2.1%	5.4%	2.8%	1.6%
Expected term of options (in years)	3.6	3.1	3.5	0.5	0.5	0.5
Expected volatility	185%	151%	135%	185%	151%	135%
Expected dividend yield	0%	0%	0%	0%	0%	0%

The Company used 0% as expected volatility for all periods before March 8, 2000. For the period from March 8, 2000, the date of first filing of the Registration Statement through April 30, 2000, 110% volatility was used.

The weighted average grant-date fair value of options granted during the years ended April 30, 2001, 2002 and 2003 was $5.67, $3.55 and $9.65, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

Note 11—Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in a money market account. The Company’s products are primarily sold to original equipment manufacturers, value added resellers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. The Company’s sales to significant customers as a percentage of revenues were as follows for the fiscal years indicated:

	Year Ended April 30,
	2001	2002	2003
Percentage of revenues:
Customer A	17%	15%	21%
Customer B	*	*	14%
Customer C	*	20%	*
Customer D	14%	*	*

*	Less than ten percent.

Significant customer account receivables as a percentage of net accounts receivable were as follows for the fiscal years indicated:

	Year Ended April 30,
	2002	2003
Percentage of accounts receivable, net:
Customer A	14%	29%
Customer B	*	23%
Customer C	*	14%

*	Less than ten percent.

Note 12—Segment, Product Line and Geographic Information

For all periods presented, the Company operated in a single business segment.

Revenues of digital and analog image sensors were as follows (in thousands):

	Year Ended April 30,
	2001	2002	2003
Digital image sensors	$31,456	$18,778	$84,487
Analog image sensors	22,251	27,740	24,511

Total	$53,707	$46,518	$108,998

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

The Company sells its products in the United States and to the Asia Pacific region. Revenues by geographic locations based on the country or region of the customer were as follows (in thousands):

	Year Ended April 30,
	2001	2002	2003
Hong Kong	$5,061	$12,696	$46,757
Taiwan	14,604	12,104	25,982
China	3,042	293	21,266
United States	8,355	11,907	6,329
Japan	6,865	3,426	2,124
Singapore	7,611	636	—
South Korea	5,051	3,539	5,594
All other	3,118	1,917	946

	$53,707	$46,518	$108,998

In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of our products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required by Chinese law. The Company funded an additional $3.7 million during Fiscal Year 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $4.0 million during fiscal 2003. A total of $11.5 million of the $30.0 million of registered capital of the subsidiaries had been funded as of April 2003, from the Company’s available working capital. The remaining $18.5 million of registered capital must be funded as follows; $3.2 million by January 2004, and $15.3 million by January 2005. The $11.5 million invested through April 30, 2003, was used to pay for land use rights and to pay building contractors for partial payment for the construction of the facility ($8.8 million). Additionally, $1.1 million was expended for general operating expenses and $1.6 million remained available for future use.

The Company’s long-lived assets are located in the following countries (in thousands):

	Year Ended April 30,
	2002	2003
China	$4,449	$8,968
United States	1,792	3,588
Taiwan	0	2,845
All other	211	278

	$6,452	$15,679

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

Note 13—Commitments and Contingencies

The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2010. At April 30, 2003, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2004	$711
2005	$724
2006	$438
2007	$419
2008	$419
Thereafter	$455

Rental expenses under all operating leases amounted to $340,000, $408,000 and $458,600 for the years ended April 30, 2001, 2002 and 2003, respectively.

From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against the Company, some of its directors and officers, and various underwriters for its initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of its common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2003, 2002 and 2001

Note 14—Subsequent Events

In June 2003, the Company purchased approximately 26% of the equity of a privately held company based in Taiwan for a total of $2.0 million in cash. The Taiwan company provides plastic packaging services and the Company will be a major customer. The Company will account for this investment using the equity method.

On June 12, 2003, the Company filed a registration statement on Form S-3 to register up to 3,593,750 shares of its common stock to be sold in an underwritten public offering. The Company is in the process of completing the final Form S-3 and currently has plans to issue such shares to the public. The final price per share is not known nor is it known whether or not the Company will actually issue such shares.

Note 15—Quarterly Results—Unaudited

	Three Months Ended
	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003	April 30, 2003
	(in thousands, except per share data)
Revenues	$16,790	$21,743	$30,522	$39,943
Cost of revenues(1)	10,274	13,063	18,980	24,587
Gross profit	6,516	8,680	11,542	15,356
Net income	$1,622	$3,015	$4,598	$6,089
Net income per share:
Basic	$0.07	$0.13	$0.20	$0.26

Diluted	$0.07	$0.12	$0.18	$0.24

Shares used in computing per share amounts:
Basic	22,265	22,438	22,807	23,229

Diluted	24,137	24,441	25,563	25,523

	Three Months Ended
	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002
	(in thousands, except per share data)
Revenues	$11,161	$12,265	$9,973	$13,119
Cost of revenues(1)	6,133	7,591	5,732	6,527
Gross profit	5,028	4,674	4,241	6,592
Net income (loss)	$510	$(3,721)	$330	$1,607
Net income (loss) per share:
Basic	$0.02	$(0.17)	$0.02	$0.07

Diluted	$0.02	$(0.17)	$0.01	$0.07

Shares used in computing per share amounts:
Basic	21,693	21,795	21,936	22,071

Diluted	24,377	21,795	24,605	23,989

(1)	Includes inventory write-off of $18,652 in the fiscal year ended April 30, 2001 and a related benefit of $4,966 in the fiscal year ended April 30, 2002 and $3,163 in the fiscal year ended April 30, 2003.

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Executive Compensation and Other Matters” and “Report of the Compensation Committee of the Board of Directors” contained in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections captioned “Transactions with Related Parties and Insiders” contained in the Proxy Statement.

ITEM 14.     CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. We do not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within our company may be detected.

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

(b)  Changes in Internal Controls.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Refer to the financial statements filed as a part of this Report under “Item 8—Financial Statements and Supplementary Data”.

2.	Financial Statement Schedules. The following financial schedule is filed as part of this Report under “Schedule II”: Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2001, 2002 and 2003. All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3(3)	Preferred Stocks Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)	2000 Stock Plan and form of option agreement
10.3(1)	2000 Employee Stock Purchase Plan and form of subscription agreement
10.4(1)	2000 Director Stock Option Plan and form of option agreement
10.5	Lease Agreement between the Registrant and Caribbean/Geneva Investors and Crossman Partners, L.P., dated March 14, 2003, for the premises at 1341 Orleans Drive, Sunnyvale, California 94089-1136
*10.6(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998
*10.7(1)	Confidential Foundry Agreement between Registrant and Powerchip Semiconductor Corp. dated March 13, 1998
*10.8(1)	Software License Agreement between the Registrant and Creative Technology Ltd. dated February 1, 1999
*10.9(1)	Non-exclusive Distributor Agreement between the Registrant and Wintek Electronics Co., Ltd. dated October 22, 1999
*10.10(1)	Confidential Foundry Agreement between Registrant and Shanghai HuaHong-NEC Electronics Co., Ltd. dated December 13, 1999
10.11(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000
10.12(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Hao wei Electronics (Shanghai) Co., Ltd. dated December 19, 2000

Exhibit Number		Description
10.13	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000
10.14	(4)	Non-exclusive Distributor Agreement between the Registrant and SEC Development Co., Ltd., dated February 23, 2001
10.15	(5)	Shanghai Foreign Investment Committee Official Reply to the Request for Increase in Investment and Investor Name Change of HuaWei Semiconductor (Shanghai) Co., Ltd. dated December 10, 2001.
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1		Power of Attorney (included on page 71)
99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this agreement has been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.
(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.
(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.
(4)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.
(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

(b)	Reports on Form 8-K. We did not file any current reports on Form 8-K for the quarter ended April 30, 2003.

(c)	Exhibits Pursuant to Item 601 of Regulation S-K. See Item 15(a)(3) above.

(d)	Financial Statement Schedules. See Item 15(a)(2) above.

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

Our audits of the consolidated financial statements referred to in our report dated June [10], 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

June 10, 2003

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2003, 2002, and 2001

(Amounts in thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended April 30, 2003	$671	$244	$—	$915

Fiscal year ended April 30, 2002	$114	$575	$18	$671

Fiscal year ended April 30, 2001	$156	$(41)	$1	$114

Deferred tax valuation allowance:
Fiscal year ended April 30, 2003	$6,021	$—	$6,021	$—

Fiscal year ended April 30, 2002	$6,307	$—	$286	$6,021

Fiscal year ended April 30, 2001	$2,654	$3,653	$—	$6,307

Sales return reserve:
Fiscal year ended April 30, 2003	$754	$813	$427	$1,140

Fiscal year ended April 30, 2002	$633	$283	$162	$754

Fiscal year ended April 30, 2001	$675	$556	$598	$633

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.

By:	/s/ SHAW HONG

Shaw Hong President and Chief Executive Officer

Date: June 25, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	June 25, 2003

/s/ H. GENE MCCOWN H. Gene McCown	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2003

/s/ JOSEPH JENG Joseph Jeng	Director	June 25, 2003

/s/ JOHN T. ROSSI John T. Rossi	Director	June 25, 2003

/s/ EDWARD C.V. WINN Edward C.V. Winn	Director	June 25, 2003

/s/ RAYMOND WU Raymond Wu	Executive Vice President and Director	June 25, 2003

CEO CERTIFICATE

I, Shaw Hong, certify that:

1.  I have reviewed this Annual Report on Form 10-K of OmniVision Technologies, Inc.;

2.  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report; and

c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing date of this Annual Report;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

By:	/s/ SHAW HONG

Shaw Hong
Chief Executive Officer and President

CFO CERTIFICATE

I H. Gene McCown, certify that:

1.  I have reviewed this Annual Report on Form 10-K of OmniVision Technologies, Inc.;

2.  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report; and

c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing date of this Annual Report;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

By:	/s/ H. GENE MCCOWN

H. Gene McCown
Vice President of Finance and Chief Financial
Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation
3.2	(1)	Bylaws of the Registrant
4.1	(1)	Specimen Common Stock Certificate
4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3	(3)	Preferred Stocks Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively
10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2	(1)	2000 Stock Plan and form of option agreement
10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement
10.4	(1)	2000 Director Stock Option Plan and form of option agreement
10.5		Lease Agreement between the Registrant and Caribbean/Geneva Investors and Crossman Partners, L.P., dated March 14, 2003, for the premises at 1341 Orleans Drive, Sunnyvale, California 94089-1136
*10.6	(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998
*10.7	(1)	Confidential Foundry Agreement between Registrant and Powerchip Semiconductor Corp. dated March 13, 1998
*10.8	(1)	Software License Agreement between the Registrant and Creative Technology Ltd. dated February 1, 1999
*10.9	(1)	Non-exclusive Distributor Agreement between the Registrant and Wintek Electronics Co., Ltd. dated October 22, 1999
*10.10	(1)	Confidential Foundry Agreement between Registrant and Shanghai HuaHong-NEC Electronics Co., Ltd. dated December 13, 1999
10.11	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000
10.12	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Hao wei Electronics (Shanghai) Co., Ltd. dated December 19, 2000
10.13	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000
10.14	(4)	Non-exclusive Distributor Agreement between the Registrant and SEC Development Co., Ltd., dated February 23, 2001
10.15	(5)	Shanghai Foreign Investment Committee Official Reply to the Request for Increase in Investment and Investor Name Change of HuaWei Semiconductor (Shanghai) Co., Ltd. dated December 10, 2001.
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1		Power of Attorney (included on page 71)
99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this agreement has been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.
(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.
(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.
(4)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.
(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.