Form 10-Q
period 2003-07-31
OMNIVISION TECHNOLOGIES INC
filed 2003-09-12
CIK 1106851

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from               to
                                  ---------------  ---------------

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



             1341 Orleans Drive, Sunnyvale, California 94089-1136
              (Address of Principal Executive Offices) (Zip Code)


       Registrant's telephone number, including area code: (408) 542-3000

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

     At September 10, 2003, 26,930,798 shares of common stock of the Registrant were outstanding.


===============================================================================

                         OMNIVISION TECHNOLOGIES, INC.

                                   INDEX


                                                                           Page
                                                                           ----

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - July 31, 2003 and
           April 30, 2003..................................................  3

         Condensed Consolidated Income Statements - Three Months Ended
           July 31, 2003 and 2002..........................................  4

         Condensed Consolidated Statements of Cash Flows - Three Months
           Ended July 31, 2003 and 2002....................................  5

         Notes to Condensed Consolidated Financial Statements..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 14


Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 36

Item 4.  Controls and Procedures........................................... 36


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 38

Item 2.  Changes in Securities and Use of Proceeds......................... 39

Item 5.  Other Information................................................. 39

Item 6.  Exhibits and Reports on Form 8-K.................................. 39

Signatures................................................................. 40


PART I - FINANCIAL INFORMATION
         ---------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                         OMNIVISION TECHNOLOGIES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)
                                 (unaudited)

                                                           July 31,   April 30,
                                                             2003       2003
                                                             ----       ----
ASSETS

Current assets:
  Cash and cash equivalents.............................. $ 164,898  $  50,438
  Short-term investments.................................    15,997     10,224
  Accounts receivable, net...............................    26,366     19,133
  Inventories............................................    15,897     13,642
  Refundable and deferred income taxes...................     6,438      7,642
  Prepaid expenses and other assets......................     2,310      1,195
                                                          ---------  ---------
    Total current assets.................................   231,906    102,274

Property, plant and equipment, net.......................    15,863     12,456
Long-term investments....................................     4,854      2,845
Other non-current assets.................................       387        378
                                                          ---------  ---------
    Total assets......................................... $ 253,010  $ 117,953
                                                          =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................... $  19,731  $  10,528
  Accrued expenses and other liabilities.................    12,737      8,037
  Deferred income on shipments to distributors...........     2,219      2,845
                                                          ---------  ---------
    Total current liabilities............................    34,687     21,410
                                                          ---------  ---------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 26,806,836 and 23,402,908 shares issued
    and outstanding......................................        27         23
  Additional paid-in capital.............................   220,353    104,848
  Deferred compensation related to stock options.........      (102)      (159)
  Accumulated deficit....................................    (1,955)    (8,169)
                                                          ---------  ---------
    Total stockholders' equity...........................   218,323     96,543
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $ 253,010  $ 117,953
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

                         OMNIVISION TECHNOLOGIES, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Revenues................................................  $  46,492  $  16,790
Cost of revenues(1).....................................     29,128     10,274
                                                          ---------  ---------
Gross profit............................................     17,364      6,516
                                                          ---------  ---------
Operating expenses:
  Research and development..............................      3,580      2,630
  Selling, general and administrative...................      4,490      2,080
  Stock-based compensation charge(2)....................        101        114
                                                          ---------  ---------
    Total operating expenses............................      8,171      4,824
                                                          ---------  ---------

Income from operations..................................      9,193      1,692
Interest income, net....................................        222        216
                                                          ---------  ---------
Income before income taxes..............................      9,415      1,908
Provision for income taxes..............................      3,201        286
                                                          ---------  ---------
Net income..............................................  $   6,214  $   1,622
                                                          =========  =========

Net income per share:

  Basic.................................................  $    0.26  $    0.07
                                                          =========  =========
  Diluted...............................................  $    0.23  $    0.07
                                                          =========  =========

Shares used in computing net income per share:
  Basic.................................................     23,848     22,265
                                                          =========  =========
  Diluted...............................................     26,819     24,137
                                                          =========  =========


(1) Stock-based compensation charges:
      Cost of revenues (included).......................  $       2  $       3
                                                          =========  =========

(2) Other stock-based compensation charges by functional
      area:
      Research and development..........................  $      28  $      46
      Selling, general and administrative...............         73         68
                                                          ---------  ---------
                                                          $     101  $     114
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

                         OMNIVISION TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Cash flows from operating activities:
  Net income............................................  $   6,214  $   1,622
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.......................        255        205
    Amortization of deferred compensation...............        103        117
    Changes in assets and liabilities:
      Accounts receivable, net..........................     (7,233)    (2,787)
      Inventories.......................................     (2,255)    (2,831)
      Refundable and deferred income taxes..............      1,204         --
      Prepaid expenses and other assets.................     (1,124)    (1,295)
      Accounts payable..................................      9,203      3,723
      Accrued expenses and other liabilities............      4,700        148
      Deferred income on shipments to distributors......       (626)       223
                                                          ---------  ---------
        Net cash provided by (used in) operating
          activities....................................     10,441       (875)
                                                          ---------  ---------
Cash flows from investing activities:
  Purchase of short-term investments....................     (5,773)        --
  Proceeds from sale of short-term investments..........         --      2,002
  Purchase of long-term investment......................     (2,009)        --
  Purchases of property, plant and equipment............     (3,662)    (1,457)
                                                          ---------  ---------
        Net cash provided by (used in) investing
          activities....................................    (11,444)       545
                                                          ---------  ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net...........    115,463        804
  Payment for repurchase of common stock, net...........         --         (1)
                                                          ---------  ---------
        Net cash provided by financing activities.......    115,463        803
                                                          ---------  ---------

Net increase in cash and cash equivalents...............    114,460        473
Cash and cash equivalents at beginning of period........     50,438     55,803
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $ 164,898  $  56,276
                                                          =========  =========

Supplemental cash flow information:
  Taxes paid............................................  $     800  $      --
                                                          =========  =========



          The accompanying notes are an integral part of these Condensed
                      Consolidated Financial Statements.

                         OMNIVISION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended July 31, 2003 and 2002
                                  (unaudited)


Note 1 - Basis of Presentation
         ---------------------

     The accompanying unaudited condensed consolidated financial statements as of July 31, 2003 and April 30, 2003 and for the three months ended July 31, 2003 and 2002 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2003 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended April 30, 2003, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004 or any other future interim period, and the Company makes no representations related thereto.

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


Note 2 - Summary of Significant Accounting Policies
         ------------------------------------------

   Revenue Recognition
   -------------------

     The Company recognizes revenue from the sale of products to original equipment manufacturers and value added resellers upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company provides for future returns based on historical experiences at the time revenue is recognized. For certain shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product to the end-user customer. Deferred income on shipments to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

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

   Stock-Based Compensation
   ------------------------

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
                                             ------------------------------
Employees" ("APB 25") and the Financial Accounting Standards Board ("FASB")
---------
FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock
                         ---------------------------------------------------
Compensation" ("FIN 44") and complies with the disclosure provisions of
------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-
                                                      --------------------
Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for
                                                               --------------

                           OMNIVISION TECHNOLOGIES, INC.

                 For the Three Months Ended July 31, 2003 and 2002
                                  (unaudited)


Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB
-----------------------------------------------------------------------
Statement No. 123," ("SFAS 148"). Under APB 25, compensation cost is
-----------------
recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Deferred compensation is amortized over the vesting period on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. SFAS 123 requires a "fair value" based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee and is referenced to in this Note as "as adjusted" (in thousands, except per share amounts):

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Net income, as reported.................................  $   6,214  $   1,622
Add: Stock-based employee compensation expense included
  in reported net income, net of related tax effects....         38         79
Deduct: Total stock-based employee compensation
  determined under fair value based method for all
  awards, net of related tax effects....................      3,105      1,394
                                                          ---------  ---------
As adjusted net income..................................  $   3,147  $     307
                                                          =========  =========

Net income per share - Basic:
  As reported...........................................  $    0.26  $    0.07
                                                          =========  =========
  As adjusted...........................................  $    0.13  $    0.01
                                                          =========  =========

Net income per share - Diluted:
  As reported...........................................  $    0.23  $    0.07
                                                          =========  =========
  As adjusted...........................................  $    0.12  $    0.01
                                                          =========  =========

Shares used in computing net income per share - Basic:
  As reported...........................................     23,848     22,265
                                                          =========  =========
  As adjusted...........................................     23,848     22,265
                                                          =========  =========

Shares used in computing net income per share - Diluted:
  As reported...........................................     26,819     24,137
                                                          =========  =========
  As adjusted...........................................     25,234     22,422
                                                          =========  =========


     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are Offered to Other than Employees for
 ------------------------------------------------------------------------------
Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18").
----------------------------------------------------------
Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing model.


   Recent Accounting Pronouncements
   --------------------------------

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133
                                                   --------------------------
on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and
------------------------------------------------
clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments
                                        -------------------------------------
and Hedging Activities."  SFAS No. 149 amends SFAS No. 133 for decisions made:
----------------------
(i) as part of the Derivatives Implementation Group process that require

                           OMNIVISION TECHNOLOGIES, INC.

                 For the Three Months Ended July 31, 2003 and 2002
                                  (unaudited)


amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 has no material impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain
                                                 ----------------------
Financial Instruments with Characteristics of both Liabilities and Equity."
-------------------------------------------------------------------------
The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position and results of operations.

                           OMNIVISION TECHNOLOGIES, INC.

                 For the Three Months Ended July 31, 2003 and 2002
                                  (unaudited)


Note 3 - Balance Sheet Accounts (In Thousands)
         ------------------------------------

                                                           July 31,   April 30,
                                                             2003       2003
                                                             ----       ----
Cash and cash equivalents:
  Cash..................................................  $   1,378  $     941
  Money market funds....................................    103,629     25,363
  Commercial paper......................................     59,891     24,134
                                                          ---------  ---------
                                                          $ 164,898  $  50,438
                                                          =========  =========

Accounts receivable:
  Accounts receivable...................................  $  29,169  $  21,188
  Less: Allowance for doubtful accounts.................     (1,315)      (915)
    Sales return reserve................................     (1,488)    (1,140)
                                                          ---------  ---------
                                                          $  26,366  $  19,133
                                                          =========  =========

Inventories:
  Work in progress......................................  $  10,686  $   8,942
  Finished goods........................................      5,211      4,700
                                                          ---------  ---------
                                                          $  15,897  $  13,642
                                                          =========  =========

Prepaid expenses and other assets:
  Prepaid expenses......................................  $   2,196  $   1,187
  Other receivables.....................................        114          8
                                                          ---------  ---------
                                                          $   2,310  $   1,195
                                                          =========  =========

Property, plant and equipment, net:
  Building..............................................  $   8,432  $      --
  Building improvements.................................      3,373         --
  Machinery and equipment...............................      4,901      3,607
  Furniture and fixtures................................        201        283
  Software..............................................      1,087        976
  Construction in progress..............................        894     10,986
                                                          ---------  ---------
                                                             18,888     15,852
  Less: Accumulated depreciation and amortization.......     (3,025)    (3,396)
                                                          ---------  ---------
                                                          $  15,863  $  12,456
                                                          =========  =========


Note 4 - Net Income Per Share
         --------------------

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three months ended July 31, 2002, 21,300 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company's common stock as reported on The Nasdaq Stock Market.)

                           OMNIVISION TECHNOLOGIES, INC.

                 For the Three Months Ended July 31, 2003 and 2002
                                  (unaudited)


     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Numerator:
  Net income............................................  $   6,214  $   1,622
                                                          =========  =========
Denominator:
  Weighted average shares...............................     23,887     22,422
  Weighted average unvested common stock subject to
    repurchase..........................................        (39)      (157)
                                                          ---------  ---------
  Denominator for basic net income per share............     23,848     22,265

Effect of dilutive securities:
  Common stock options..................................      2,932      1,715
  Unvested common stock subject to repurchase...........         39        157
                                                          ---------  ---------
    Denominator for dilutive net income per share.......     26,819     24,137
                                                          =========  =========

Basic net income per share..............................  $    0.26  $    0.07
                                                          =========  =========
Diluted net income per share............................  $    0.23  $    0.07
                                                          =========  =========


     In July 2003, the Company sold 3,093,226 shares of common stock in a follow-on public offering at a price of $38.75 per share for net proceeds of approximately $113.9 million. The incremental shares are reflected in the weighted average shares outstanding as of and for the three-month period ended July 31, 2003.


Note 5 - Segment, Product Line and Geographic Information
         ------------------------------------------------
     The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

     Revenues from the Company's two product lines, digital and analog image sensors, were as follows (in thousands):

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Digital image sensors...................................  $  38,547  $   8,494
Analog image sensors....................................      7,945      8,296
                                                          ---------  ---------
  Total.................................................  $  46,492  $  16,790
                                                          =========  =========


                           OMNIVISION TECHNOLOGIES, INC.

                 For the Three Months Ended July 31, 2003 and 2002
                                  (unaudited)


     The Company sells its products primarily to customers in the Asia Pacific region and in the United States of America. Revenues by geographic locations are not necessarily representative of the geographic distribution of sales into end-user markets as the Company's customers sell their products globally. The revenues by geographic locations in the following table are based on the country or region in which the customer is located (in thousands):

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Hong Kong...............................................  $  18,678  $   7,647
Taiwan..................................................     15,604      4,142
China...................................................      5,895        427
United States...........................................        624      2,778
All other...............................................      5,691      1,796
                                                          ---------  ---------
                                                          $  46,492  $  16,790
                                                          =========  =========


     In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $4.0 million during fiscal 2003. A total of $11.5 million of the $30.0 million of registered capital of the subsidiaries had been funded as of July 31, 2003, from the Company's available working capital. The remaining $18.5 million of registered capital must be funded as follows; $3.2 million by January 2004, and $15.3 million by January 2005. The $11.5 million invested through July 31, 2003, was used primarily to pay for the construction of a building and associated leasehold improvements.

     The Company's long-lived assets are located in the following countries (in thousands):


                                                           July 31,   April 30,
                                                             2003       2003
                                                             ----       ----
China.................................................... $  12,181  $   8,968
United States............................................     3,775      3,588
Taiwan...................................................     4,907      2,845
All other................................................       241        278
                                                          ---------  ---------
                                                          $  21,104  $  15,679
                                                          =========  =========


Note 6 - Employee Stock Options and Stock Purchase Plans
         -----------------------------------------------

   Employee Stock Option Grants
   ----------------------------

     Options to purchase 1,421,425 shares of common stock were granted to employees during the three months ended July 31, 2003. As of July 31, 2003, options to purchase 4,860,088 shares of common stock were outstanding.

   2000 Employee Stock Purchase Plan
   ---------------------------------

     As of July 31, 2003, 675,980 shares had been purchased under the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan").

                           OMNIVISION TECHNOLOGIES, INC.

                 For the Three Months Ended July 31, 2003 and 2002
                                  (unaudited)


   Fair Value Disclosures
   ----------------------

     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $25.25 and $9.36 during the three months ended July 31, 2003 and 2002, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company's employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company's employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company's estimate of the fair value of those options, in the Company's opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company's employee options.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three months ended July 31, 2003 and 2002:


                                                         Employee Stock Option
                                                         ---------------------
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Risk-free interest rate.................................    1.73%       2.10%
Expected term of options (in years).....................     3.5        3.5
Expected volatility.....................................   130.4%     134.6%
Expected dividend yield.................................       0%         0%


     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's 2000 Purchase Plan during the three months ended July 31, 2003 and 2002 was $8.96 and $6.58, respectively.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

                                                        Employee Stock Purchase
                                                        -----------------------
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Risk-free interest rate..................................   1.16%       1.80%
Expected term of options (in years)......................    0.5         0.5
Expected volatility......................................  130.4%      134.6%
Expected dividend yield..................................      0%          0%


Note 7 - Commitments and Contingencies
         -----------------------------

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

                           OMNIVISION TECHNOLOGIES, INC.

                 For the Three Months Ended July 31, 2003 and 2002
                                  (unaudited)


     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company's directors and officers, and various underwriters for the Company's initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company's offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company's offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The Company's directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including OmniVision. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A proposal has been made for the settlement and release of claims against the issuer defendants, including OmniVision. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously.

     On August 21, 2002 the Company initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 owned by OmniVision. The action was brought in the Civil Tribunal of the Shih Lin District Court and assigned Civil Action Number 91 Su-Zi 1074. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to the Company's patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to the Company's Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439. On August 22, 2003, OmniVision appealed the decision of the Taiwan Intellectual Property Office to the Taiwan Ministry of Economic Affairs.

     On June 30, 2003, Mr. Chia-Chin Ku filed a complaint in Santa Clara County Superior Court against the Company and its president and chief executive officer, Mr. Shaw Hong. The complaint alleges that, by forming OmniVision in 1995, Mr. Hong breached a fiduciary duty owed to HK Technology, Inc., a privately-held corporation Mr. Hong and others founded in 1988. The complaint further alleges that the Company "misappropriated and converted" assets and technology belonging to HK Technology, Inc. The complaint seeks damages in an unspecified amount. The Company believes that it has meritorious defenses to the allegations and claims and intends to defend itself vigorously. The Company understands that HK Technology, Inc. has not engaged in significant substantive operations since the early 1990s. The Company also understands that HK Technology Inc.'s primary line of business was the design of chipsets for personal computers, and that it did not engage in any business concerning image sensors, which is OmniVision's primary line of business. The Company does not believe that OmniVision's technology or products incorporate or use any proprietary technology of HK Technology, Inc.

     On July 14, 2003, Sunex, Inc. filed a complaint against OmniVision in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of the Company's cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney's fees. Sunex's complaint relates to parts delivered by Sunex to OmniVision in the quarter ended April 30, 2003 and the Company's cancellation in that quarter of additional purchase orders it had previously placed with Sunex. The Company intends to defend itself vigorously and has filed a counterclaim against Sunex in which the Company alleges breach of contract and breach of warranties, and seeks damages in an amount yet to be determined. The Company believes that any amount it may ultimately owe Sunex in excess of the amount it had accrued as of April 30, 2003 will not have a material adverse affect on its financial condition or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results." These forward-looking statements include, but are not limited to: the statements relating to the completion of the consolidation of our testing operations in China, the expansion of the scope of our operations at our Chinese facility and the expansion of our testing capabilities in the seventh paragraph under "Overview;" the statements relating to maintaining our position as a leader in CMOS sensor technology in the eighth paragraph under "Overview;" the statements relating to the future revenues from sales of CameraChips for digital applications in the third paragraph under "Revenues;" the statements relating to our gross margin during the remainder of fiscal 2004 in the first paragraph under "Gross Profit;" the statements relating to research and development expenses during the remainder of fiscal 2004 in the second paragraph under "Research and Development;" the statements relating to future selling, general and administrative expenses in the second paragraph under "Selling, General and Administrative;" the statements relating to the expected effective tax rate for fiscal 2004 under "Provision for Income Taxes;" the statements relating to the expected effect of our contractual obligations and commercial commitments on our liquidity and cash flows in future periods in the first paragraph under "Contractual Obligations and Commercial Commitments;" the statements relating to the consolidation of our testing operations in China, the expansion of the scope of our operations at our Chinese facility, the expansion of our testing capabilities, the funding of the capital commitment to our Chinese subsidiary, third party financing, the issuance of equity securities and the issuance of debt securities in the second paragraph under "Contractual Obligations and Commercial Commitments;" the statements relating to cash resources available to meet capital requirements in the third paragraph under "Contractual Obligations and Commercial Commitments;" the statements relating to the effect of and exposure to foreign currency exchange rate risk under "Foreign Currency Exchange Risk;" the statements relating to the effect of and exposure to market interest rate risk under "Quantitative and Qualitative Discussion of Market Interest Rate Risk;" the statements relating to our expectation of the ability of our disclosure controls and procedures to prevent errors in the first paragraph under "Controls and Procedures;" and the statements relating to the affect that the implementation of a new enterprise resource planning system will have on our internal controls in the fourth paragraph under "Controls and Procedures;" among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results." All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

Overview
--------

     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called the CameraChip(tm), is used to capture an image in a number of consumer and commercial mass market applications. Our CameraChips are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. We have designed our CameraChip as a single chip solution that integrates several distinct functions including image capture, image processing, color processing and the conversion and output of a fully processed image or video stream. Our highly integrated CMOS CameraChips help enable mass market camera device manufacturers to build camera applications that generally have high image quality and resolution, are low cost, small in size, and consume low amounts of power.

     Our CameraChips are currently used in a number of consumer applications including digital still and video cameras, cell phones, personal computers and toys and games such as interactive video games.

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

     We currently outsource the wafer fabrication, color filter application and packaging of our CameraChip products. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements.

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

     We have initiated the process of consolidating our global testing operations at our Chinese subsidiary. As part of this consolidation, we have begun to relocate our automated image testing equipment from the United States to China. We anticipate that we will substantially complete this transition prior to the end of fiscal 2004. In addition, over approximately the next 18 months, we anticipate expanding the scope of our operations at our Chinese facility to include other processes associated with the manufacture of our products, such as color filter applications and sensor packaging. We also expect to expand our testing capabilities with additional automated testing equipment, which also will be located in China.

     We intend to maintain our position as a leader in CMOS sensor technology by continuing to develop our core technology through our in-house research and development efforts.

     In July 2003, we sold 3,093,226 shares of common stock at a price of $38.75 per share for net proceeds of approximately $113.9 million.

     As of July 31, 2003, we had $164.9 million in cash and cash equivalents and $16.0 million in short-term investments. To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument due to changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

   Critical Accounting Policies
   ----------------------------

     For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

   Results of Operations
   ---------------------

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Revenues................................................    100.0%      100.0%
Cost of revenues........................................     62.7        61.2
                                                          -------     -------
  Gross profit..........................................     37.3        38.8
                                                          -------     -------
Operating expenses:
  Research and development..............................      7.7        15.6
  Selling, general and administrative...................      9.6        12.4
  Stock compensation charge.............................      0.2         0.7
                                                          -------     -------
    Total operating expenses............................     17.5        28.7
                                                          -------     -------
Income from operations..................................     19.8        10.1
Interest income, net....................................      0.5         1.3
                                                          -------     -------
Income before income taxes..............................     20.3        11.4
Provision for income taxes..............................      6.9         1.7
                                                          -------     -------
Net income..............................................     13.4%        9.7%
                                                          =======     =======


Three Months Ended July 31, 2003 as Compared to Three Months Ended July 31,
--------------------------------------------------------------------------
2002
----

Revenues
--------

     We derive revenues from the sale of our CameraChip products for use in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, video game consoles and security and surveillance cameras. Revenues for the three months ended July 31, 2003 and 2002 were approximately $46.5 million and $16.8 million, respectively.

Revenues from Sales of CameraChips for Digital as Compared to Analog
--------------------------------------------------------------------
Applications.
------------

     Our CameraChips are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our CameraChips are digital still cameras, cellular phone cameras, personal computer camera applications and digital toy cameras. Examples of analog applications that incorporate our CameraChips are security and surveillance cameras and toy cameras. We sell a large portion of our products through VARs and distributors and often we do not know the identity of the manufacturer who is embedding our CameraChips into their products. As a result of our sales to VARs and distributors and because our CameraChips can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories and they are as follows (in thousands):

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Digital image sensors...................................  $  38,547  $   8,494
Analog image sensors....................................      7,945      8,296
                                                          ---------  ---------
  Total.................................................  $  46,492  $  16,790
                                                          =========  =========


     Digital Revenues.    Revenues from sales of CameraChips for digital
     ----------------
applications increased 353.8% to approximately $38.5 million for the three months ended July 31, 2003 from $8.5 million for the three months ended July 31, 2002 and represented 82.9% and 50.6% of our revenues in the three months ended July 31, 2003 and 2002, respectively. This increase in revenue from sales of CameraChips for digital image sensor applications was due to increased unit sales. We believe this increase resulted from heightened demand for CameraChips

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


designed for digital still cameras, toys and games, partially offset by a slight decrease in the revenues from the cell phone market as a result of the transition from attachment cameras to embedded cameras. We expect our revenue from sales of our CameraChips for digital applications will increase in the second quarter fiscal 2004 primarily as a result of increased sales of CMOS image sensors in the digital still camera markets, cell phones with embedded cameras and video games incorporating camera devices.

     Analog Revenues.    Revenues from sales of CameraChips for analog
     ---------------
applications decreased 4.2% to approximately $7.9 million for the three months ended July 31, 2003 from $8.3 million for the three months ended July 31, 2002 and represented 17.1% and 49.4% of our revenues in the three months ended July 31, 2003 and 2002, respectively. We believe this decrease in sales of CameraChips for analog image sensor applications was due primarily to decreased demand for our CameraChips for use in security surveillance cameras.

   Revenues from Sales to OEMs and VARs as Compared to Distributors
   ----------------------------------------------------------------

     We sell our CameraChips either directly to OEMs and VARs or through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in each of the three months ended July 31, 2003 and 2002:

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
OEMs and VARs...........................................     60.5%       59.7%
Distributors............................................     39.5        40.3
                                                          -------     -------
  Total.................................................    100.0%      100.0%
                                                          =======     =======


     OEMs and VARs.    In the three months ended July 31, 2003 and 2002, no
     -------------
single OEM or VAR customer accounted for more than 10% of our revenues.

     Revenues from Distributors.    In the three months ended July 31, 2003,
     --------------------------
our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for approximately 29% of revenues. This revenue figure for sales to World Peace includes purchases by World Peace's subsidiary, GainTune based in Hong Kong. For the three months ended July 31, 2003, no other distributor customer accounted for 10% or more of our revenues. Our largest distributor during the three months ended July 31, 2002 was World Peace, which accounted for 24.4% of revenues including sales to World Peace's subsidiary, GainTune. For the three months ended July 31, 2002, no other distributor customer accounted for 10% or more of our revenues.

   Revenues from Domestic Sales as Compared to Foreign Sales
   ---------------------------------------------------------

     The following table illustrates the percentage of revenues from sales of our CameraChip products to domestic customers as compared to foreign customers for the three months ended July 31, 2003 and 2002:

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Domestic sales..........................................      1.3%       16.6%
Foreign sales...........................................     98.7        83.4
                                                          -------     -------
  Total.................................................    100.0%      100.0%
                                                          =======     =======


     The majority of our foreign sales are attributable to sales made to customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing production to Asian manufacturers and facilities. Because of the preponderance of Asia-Pacific manufacturers and the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


fact that virtually all products incorporating our CameraChips are sold globally, we believe that such figures do not accurately reflect geographic distribution of sales of our products into end-user markets.

Gross Profit
------------

     Gross margins for the three months ended July 31, 2003 and 2002 were 37.3% and 38.8% of revenues, respectively. The decrease in gross margin for the three months ended July 31, 2003, as compared to the similar period in the prior year, was primarily due to a reduction in sales of previously written-off inventory, as well as to a shift in product mix in the cell phone market from sensor arrays sold in chip form to module-based products, which typically carry lower gross margins. The module-based product is sold with respect to cell phone applications. For the three months ended July 31, 2003, approximately $0.3 million of the margin was attributable to gross profit from the sale of previously written-off inventory. Excluding the revenues and gross profit from the sale of the written-off inventory, the gross margin for the three months ended July 31, 2003 would have been approximately 36.9% of revenues as compared to 35.8% of revenues during the similar period in the prior year. Excluding the impact of any sales of previously written-off inventory, we expect our gross margin during the remainder of fiscal 2004 to remain relatively stable as compared to the similar period in fiscal 2003.

     The following table summarizes the effect of sales of previously written-off inventory on our gross profits for the three months ended July 31, 2003 and 2002 (in thousands):

                                                          Three Months Ended
                                                                July 31,
                                                         ---------------------
                                                            2003        2002
                                                            ----        ----
Sales of all products...................................  $  46,492  $  16,790
Gross profit............................................  $  17,364  $   6,516
Gross margin............................................       37.3%      38.8%

Sales excluding products for which the costs were
  previously written off................................  $  46,149  $  15,995
Gross profit excluding the effect of sales of products
  for which the costs were previously written off.......  $  17,021  $   5,721
Gross margin excluding the effect of sales of products
  for which the costs were previously written off.......       36.9%      35.8%


Research and Development
------------------------
     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, all of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for the three months ended July 31, 2003 and 2002 were approximately $3.6 million and $2.6 million, respectively. As a percentage of revenues, research and development expenses for the three months ended July 31, 2003 and 2002 represented 7.7% and 15.6%, respectively.

     The increase on an absolute dollar basis in research and development of approximately $1.0 million for the three months ended July 31, 2003 from the similar period in the prior year resulted primarily from a $0.4 million increase in salary and payroll-related expenses associated with additional personnel and $0.3 million in expenses related to new product development required to improve our current product line and support new product introductions. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. Research and development expenses also increased for the three month period ended July 31, 2003 due to a $0.1 million increase in patent prosecution related expenses. The decline in research and development as a percentage of revenues was due to the proportionately greater increase in revenues for the three months ended July 31, 2003 from levels in the prior year. We expect research and development expenses to increase in absolute dollars in the remainder of fiscal 2004 as we

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


develop our next generation of CameraChip products and as we continue to grow our business, including our research and development team.

Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives, and insurance and legal expenses. Selling, general and administrative expenses include the expenses associated with the startup of our Chinese subsidiary. Selling, general and administrative expenses for the three months ended July 31, 2003 and 2002 were approximately $4.5 million and $2.1 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2003 and 2002 represented 9.6% and 12.4%, respectively.

     The increase on an absolute dollar basis in selling, general and administrative expenses of approximately $2.4 million for the three months ended July 31, 2003 from the similar period in the prior year resulted primarily from a $0.8 million increase in commissions associated with increased revenues, a $0.7 million increase in employment expenses, a $0.5 million increase in legal and accounting expenses and a $0.4 million increase in provisions for bad debts related to the increase in accounts receivable. Selling, general and administrative expenses decreased as a percentage of revenues the three months ended July 31, 2003 as compared to the similar period in the prior year as a result of the proportionately greater increase in revenues. We expect that our future selling, general and administrative expenses will increase in absolute dollars as we continue to grow our business. In particular, we expect our selling, general and administrative expenses will increase in absolute dollars in the remainder of fiscal 2004, partly as a result of increased litigation expenses and as a result of personnel additions to support our expanding organization.

Interest Income, Net
--------------------

     Our cash, cash equivalents and short-term and long-term investments are invested in interest-bearing accounts consisting primarily of money market accounts and high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Interest income, net, remained stable for both the three months ended July 31, 2003 and 2002 at approximately $0.2 million.

Provision for Income Taxes
--------------------------

     We generated approximately $9.4 million and $1.9 million in income before income taxes for the three months ended July 31, 2003 and 2002, respectively. We recorded a provision for income taxes for the three months ended July 31, 2003 and 2002 of approximately $3.2 million and $0.3 million, respectively. We expect the effective tax rate for fiscal 2004 will increase as compared to fiscal 2003 but will be less than the combined federal and state statutory rate. The increase in rate is due to the anticipated mix of income between domestic and foreign entities for the fiscal year. Achieving an effective tax rate in fiscal 2004 that is less than the combined federal and state statutory rates is principally contingent upon our foreign affiliates generating income.

Liquidity and Capital Resources
-------------------------------

     Principal sources of liquidity at July 31, 2003 consisted of cash, cash equivalents and short-term investments of $180.9 million.

     Our working capital increased by approximately $116.3 million to $197.2 million as of July 31, 2003 from $80.9 million as of April 30, 2003. The increase was primarily attributable to a $114.5 million increase in cash and cash equivalents principally resulting from our follow-on public offering of common stock in July 2003, a $7.2 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels during the three months ended July 31, 2003, a $5.8 million increase in short-term investments, a $2.3 million increase in inventories to support future sales and a $1.1 million increase in prepaid expenses and other assets, partially offset by a $9.2 million increase in accounts payable, and a $4.7 million increase in accrued liabilities to support increased levels of operations. The $7.2 million increase in accounts receivable, net, reflects the higher level of sales during

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


the three months ended July 31, 2003 and an increase in days sales outstanding to 52 days as of July 31, 2003 from 43 days as of April 30, 2003. The $2.3 million increase in inventories is attributable to higher inventory levels to support future sales. Inventory turns, calculated based on the fiscal quarters ended July 31, 2003 and April 30, 2003, remained relatively stable at 7.3 as of July 31, 2003 as compared to 7.2 as of April 30, 2003.

     For the three months ended July 31, 2003, net cash provided by operating activities totaled approximately $10.4 million as compared to our use of cash for operating activities of $0.9 million for the similar period in the prior year, primarily due to net income of approximately $6.2 million for the three months ended July 31, 2003 as compared to $1.6 million for the similar period in the prior year, a $9.2 million increase in accounts payable, a $4.7 million increase in accrued expenses and other liabilities, and a $1.2 million decrease in refundable and deferred income taxes, which were partially offset by a $7.2 million increase in accounts receivable, net, a $2.3 million increase in inventories to support future sales and a $1.1 million increase in prepaid expenses and other assets.

     For the three months ended July 31, 2003, our cash used in investing activities increased to approximately $11.4 million from cash provided by investing activities of $0.5 million for the similar prior year period, due to $7.8 million in purchases of short-term and long-term investments and $3.7 million in purchases of property, plant and equipment. Net cash provided by investing activities of $0.5 million for the three months ended July 31, 2002, resulted from $2.0 million in proceeds from the sale of short-term investments, partially offset by $1.5 million in purchases of property, plant and equipment.

     For the three months ended July 31, 2003, net cash provided by financing activities increased to approximately $115.5 million from $0.8 million for the similar prior year period. The increase was primarily due to approximately $113.9 million in net proceeds resulting from our follow-on public offering of common stock in July 2003 and $1.6 million in proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and from employee purchases through the employee stock purchase plan during the three months ended July 31, 2003 as compared to $0.8 million for the similar period in the prior year.

     In June 2003, we purchased approximately 27% of the equity of a privately held company based in Taiwan for a total of $2.0 million in cash. The Taiwan company provides plastic packaging services and we will be a major customer. We will account for this investment using the equity method.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following summarizes our contractual obligations and commercial commitments as of July 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

                                         Less than   1 - 3    4 - 5    After
                                   Total   1 Year    Years    Years   5 Years
                                   -----   ------    -----    -----   -------
Contractual Obligations
  Operating leases............... $ 4,686  $ 1,051  $ 2,342  $   839   $   454
  Noncancelable orders...........  46,873   46,873       --       --        --
                                  -------  -------  -------  -------   -------
    Total contractual obligations  51,559   47,924    2,342      839       454

Other Commercial Commitments
  Investment in China............  18,500    3,200   15,300       --        --
                                  -------  -------  -------  -------   -------
  Total contractual obligations
    and commercial commitments... $70,059  $51,124  $17,642  $   839   $   454
                                  =======  =======  =======  =======   =======


     The $18.5 million commercial commitment referenced in the table above relates to the remaining $18.5 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to reduce the costs associated with the testing of our CameraChips. We have initiated the process of consolidating our global testing operations at our Chinese subsidiary. As part of this consolidation, we have begun to relocate our automated image testing equipment from the United States to China. We anticipate that we will substantially complete this transition prior to the end

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


of fiscal 2004. In addition, over approximately the next 18 months, we anticipate expanding the scope of our operations at our Chinese facility to include other processes associated with the manufacture of our products, such as color filter applications and sensor packaging. We also expect to expand our testing capabilities with additional automated testing equipment, which also will be located in China. We expect to fund the capital commitment to our Chinese subsidiary through a combination of funds invested from our available working capital or by investments from third parties. Third party financing could include debt financing from banking institutions or an equity financing transaction. Third party financing may not be available to us when and as required or on terms that are favorable to our stockholders and us. In the event we are unable to obtain financing from third parties, the issuance of our equity securities, including securities convertible into our equity securities, would dilute the ownership interests of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation.

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

Factors Affecting Future Results
--------------------------------

     This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.

   Risks Related to Our Business
   -----------------------------

   We face intense competition in our markets from more established CCD and
   ------------------------------------------------------------------------
   CMOS image sensor manufacturers, and if we are unable to compete
   ----------------------------------------------------------------
   successfully we may not be able to maintain or grow our business.
      -------------------------------------------------------------

     The image sensor market is intensely competitive and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence. If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any failure to compete successfully would also adversely affect our results of financial operation and impair our financial condition.

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

     In addition, some of our customers may also be developers of image sensors, and this could potentially adversely affect our results of operations, business and prospects. Samsung, for example, is a current customer that uses our CMOS products in certain of its products, but also independently manufactures CMOS image sensors. A customer such as Samsung that develops its own image sensors may reduce or cease purchases from us, and this could materially and adversely affect our ability to sustain and grow our business and could impair our financial results. Samsung is also a third party service provider that has fabricated, and may in the future fabricate, our interface chips or other products. If Sansung were to decide not to fabricate our interface chips for competitive or other reasons, that could impair our ability to meet customer demand for our products.

   Problems with wafer manufacturing yields could result in higher operating
   -------------------------------------------------------------------------
   costs, and could impair our ability to meet customer demand for our
   -------------------------------------------------------------------
   products.
   --------

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

   We depend on the increased acceptance of CMOS technology for mass market
   ------------------------------------------------------------------------
   image sensor applications, and any delay in the acceptance of this
   ------------------------------------------------------------------
   technology could adversely affect our ability to grow our business and
   ----------------------------------------------------------------------
   increase our revenues.
   ---------------------

     Our business strategy depends in large part on the continued growth of various markets into which we sell our CameraChips, including the markets for digital still and video cameras, cell phones, personal computers, toys and games, including interactive video games, and commercial and home security and surveillance applications. Our ability to sustain and grow our business also depends on the emergence of new markets for our products such as cameras for automotive applications, personal identification systems and medical imaging devices. If these current and new markets do not grow and develop as anticipated, we may be unable to sustain or grow the sales of our products.

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

   o improvements in or price reductions for CCD image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by CCD image sensors or prevent or delay the adoption of CMOS image sensors in emerging markets; and

   o the failure to develop easy to use and affordable products using CMOS image sensors.
     In addition, the market price of our common stock may be adversely affected if certain of these new markets do not emerge or develop as expected such as the market for image sensor products in automobiles and personal identification systems. Securities analysts may have already factored revenue from such new markets into their future estimates of our financial performance and any failure for such markets to develop as expected by such security analysts, may adversely affect the trading price of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     The occurrence of any of these factors could adversely affect our ability to sustain and grow our business and increase our revenues and earnings.

   If we do not forecast customer demand correctly, our business could be
   ----------------------------------------------------------------------
   impaired as a result of excess inventory or the loss of existing or
   -------------------------------------------------------------------
   potential customers.
   -------------------

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions concerning forecasted customer demand. In addition, our customers may cancel or defer orders at any time. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operation and financial condition. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly cancelled its purchase orders. If we underestimate customer demand, we may be unable to manufacture sufficient product quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In recent periods, due to customer demand we have had relatively low levels of inventory and we have turned over our inventory several times per year. Low levels of inventory could materially impair our ability to meet customer demand for our CameraChip products. We are trying to increase our levels of inventory, but this subjects us to concerns regarding our ability to sell all of the products we manufacture.

   Sales of our CameraChips for digital still cameras  have accounted  for a
   -------------------------------------------------------------------------
   significant portion of our revenues  on both a quarterly and annual basis,
   -------------------------------------------------------------------------
   and any decline in sales to the digital still market or failure for this
   ------------------------------------------------------------------------
   market to continue to grow as we expect could adversely affect our results
   --------------------------------------------------------------------------
   of operation.
   ------------

     We derive a substantial portion of our revenues from sales to the digital still camera market. Although we can only estimate the percentages of our products that are used in the digital still camera market due to the significant amount of our CameraChips that are sold through distributors and value added resellers, we believe that the digital still camera market accounted for approximately 42% of our revenue in fiscal 2003 and 49% of our revenue in the three months ended July 31, 2003. We expect that revenues from sales of our CameraChips to the digital still camera market will continue to account for a substantial portion of our revenues during fiscal 2004 and for each of our fiscal quarters during such year. Sales of our CameraChips for the digital still camera market are subject to seasonality fluctuations as sales tend to be greater in our fiscal quarters ended January 31 and July 31 than in our other fiscal quarters. Any factors adversely affecting the demand for our CameraChips in the digital still camera market could cause our business to
suffer and adversely affect our results of operation.   The digital image
sensor market for digital still cameras is extremely competitive and we expect to face increased competition in this market in the future. If we fail to continue to receive design wins with key digital still camera manufacturers, our market share or revenues could decrease. In addition, digital still camera manufacturers typically purchase digital image sensors through distributors and we do not have contracts with any distributor that obligates them to sell our products. Such distributors may also sell products of our competitors. We may not be able to successfully increase or maintain the rate of sales of our CameraChip products for digital still cameras through distributors in the future. The image sensor market for digital still cameras is also subject to frequent technology change. In order to compete successfully in such market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive costs. If we fail to do this, our results of operation, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. For example, beginning in the third quarter of fiscal 2001, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly cancelled its purchase orders. If customer demand in the digital still camera market were to fall suddenly due to oversupply of product or for any other reason, we will be subject to excess inventory risks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


   We depend on a limited number of third party wafer foundries, which reduces
   ---------------------------------------------------------------------------
   our ability to control our manufacturing process.
   ------------------------------------------------

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

     Our reliance on a limited number of foundries also increases our risk of capacity shortages. Our requirements represent a small portion of the total production capacities of these foundries and, without long-term agreements, foundries may reallocate capacity to other customers, even during periods of high demand for our products. In addition, such foundries could suffer financial difficulties or disruptions in their operations due to causes beyond our control. If any of our foundries were to become unable or unwilling to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, and in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another as such transfer could interrupt our manufacturing process. Further, some of our foundries, such as Samsung, are also developers of image sensor products. If Samsung or one of our other foundries were to decide not to fabricate our interface chips for competitive or other reasons, we would have to identify and qualify additional foundries.

   We rely on third party service providers for color filter processing and
   ------------------------------------------------------------------------
   packaging services, which reduces our control over delivery schedules,
   ---------------------------------------------------------------------
   product quality and cost, and could adversely affect our ability to deliver
   ---------------------------------------------------------------------------
   products to customers.
   ---------------------

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

   Historically, our revenues have been dependent upon a few key customers, the
   ----------------------------------------------------------------------------
   loss of one or more of which could significantly reduce our revenues.
   --------------------------------------------------------------------

     Historically, a relatively small number of original equipment manufacturers, or OEMs, value added resellers, or VARs, and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for the period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2003, our only OEM or VAR customer that accounted for more than 10% of our revenues was Primax Electronics Products Huizhou based in China, which accounted for approximately 14% of our revenues in such fiscal year. In the three months ended July 31, 2003, no single OEM or VAR customer accounted for more than 10% of our revenues. In fiscal 2003, our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial Co., or World Peace, headquartered in Taiwan which accounted for approximately 21% of our revenues in such fiscal year. In the three months ended July 31, 2003, World Peace, which accounted for approximately 29% of revenues, was our only distributor customer that accounted for more than 10% of revenues. This revenue figure for sales to World Peace includes purchases by World Peace's subsidiary, GainTune based in Hong Kong. Our business, financial condition and results of operations will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

   Our ability to deliver products that meet customer demand is dependent upon
   ---------------------------------------------------------------------------
   our ability to meet new and changing requirements for color filter
   ------------------------------------------------------------------
   processing, assembly and product packaging.
   ------------------------------------------

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

   The assembly and packaging of our image sensors into camera modules further
   ---------------------------------------------------------------------------
   complicates and reduces our ability to control the manufacturing process,
   ------------------------------------------------------------------------
   and may decrease our gross margins.
   ----------------------------------

     Recently, some of our camera manufacturer customers have requested that we deliver our CameraChips in the more finished form of camera modules. This increases the complexity of the overall manufacturing process and, as a result, may result in decreased yields. We have engaged third party contract manufacturers to assemble and package our image sensors into camera modules, requiring us to manage service provider relationships that have not historically been a part of our business. If these third party contract manufacturers are unable to provide timely, reliable and high quality assembly and packaging services, we could experience product shortages and be unable to fill customer orders, resulting in loss of revenues, damage to our reputation and an adverse effect on our ability to retain existing customers and attract new customers. In addition, several of these third party contract manufacturers also sell camera modules directly to third parties. Due to the competition with our camera module products, any of these third party contract manufacturers may decide to reduce or terminate their relationship with us which could create product shortages for us and result in a loss of revenues and damage to our customer relationships. Moreover, we must purchase and hold in our inventory products that are not related to our business in order to deliver our image sensors in a more finished form, which adds complexity to the overall manufacturing process and increases inventory risks. The gross margin percentage we realize on modules has been lower than the gross margin percentage we have achieved historically on our CameraChips, and we expect this to continue. In addition, if we are unable to realize a premium in selling

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


price for camera modules compared to our CameraChips that is greater than the cost of assembling and packaging camera modules, our profitability would also be adversely affected.

   If we are unable to successfully streamline our manufacturing process, we
   -------------------------------------------------------------------------
   may be unable to control our costs, resulting in reductions to our gross
   ------------------------------------------------------------------------
   margins.
   -------

     Currently, wafer production, color filtering and sensor packaging of our CameraChips is performed in Asia by third party manufacturers and service providers. Substantially all of our CameraChips are then shipped to our facility in the United States where they undergo additional sensor testing before being shipped to customers. This process is time-consuming and the multiple transits can result in damaged products. Accordingly, we have initiated the process of consolidating our global testing operations at our Chinese subsidiary. As part of this consolidation, we have begun to relocate our automated image testing equipment from the United States to China. We anticipate that we will substantially complete this transition prior to the end of fiscal 2004. In addition, over approximately the next 18 months we expect to consolidate additional manufacturing processes in Asia in order to reduce our costs of revenues and to achieve other benefits such as decreased risks from transit, reduced time to market for our CameraChips, and reduced inventory and lead times. However, we may never be able to achieve the anticipated cost saving benefits of this consolidation, resulting in failure to improve our gross margins.

   We may never achieve the anticipated benefits from our planned operations in
   ----------------------------------------------------------------------------
   Shanghai, China.
   ---------------

     In December 2000, we established a Chinese subsidiary as part of our efforts to streamline our manufacturing process and reduce the costs associated with the testing of our CameraChips. Prior to the end of calendar 2003, we intend to consolidate our testing operations in Shanghai, China. In addition, over approximately the next 18 months we anticipate expanding the scope of our operations at our China facility to include other manufacturing processes such as color filter applications and sensor packaging. However, there are significant administrative, legal and governmental risks to operating in China, and we may not achieve the expected cost savings of performing these manufacturing processes in China. If our operations in China do not result in offsetting gains in the form of operating cost reductions, whether because of the risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition will be adversely affected.

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

   o difficulties in coordinating our operations in China with those in California;

   o diversion of management attention;

   o difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

   o political and economic instability, which may have an adverse impact on foreign exchange rates in Asia, and could impair our ability to conduct our business in China; and

   o inadequacy of the local infrastructure to support our needs.

   Declines in our average sales prices may result in a decline in our revenues
   ----------------------------------------------------------------------------
   and gross margin.
   ----------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


   We maintain a backlog of customer orders which is subject to cancellation or
   ----------------------------------------------------------------------------
   delay in delivery schedules, and any cancellation or delay may result in
   ------------------------------------------------------------------------
   lower than anticipated revenues.
   -------------------------------

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

   Our planned operations in China will require substantial capital
   ----------------------------------------------------------------
   expenditures.
   ------------

     We must meet certain minimal capital requirements applicable to our Chinese subsidiary. Our Chinese subsidiary has $30.0 million in registered capital, $11.5 million of which had been funded as of July 31, 2003. Of the remaining $18.5 million, $3.2 million must be funded by January 2004 and $15.3 million must be funded by January 2005. We expect to fund the remaining registered capital through a combination of funds invested from our available working capital or by investments from third parties. Third party financing could include debt financing from banking institutions or an equity financing transaction. Third party financing may not be available to us when and as required or on terms that are favorable to our stockholders and us. In addition, Chinese law may limit the sources that may be eligible to invest in our Chinese subsidiary. In the event we are unable to obtain suitable financing from third parties, we may need to raise additional capital which may require us to issue our equity securities or incur debt. This additional equity issuance would dilute the ownership interests of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments on debt securities could have an adverse effect on our results of operation.

   We have a limited history of profitability and may be unable to maintain our
   ----------------------------------------------------------------------------
   recent financial success.
   ------------------------
     We have a limited history of profitability and may be unable to maintain our recent financial success. If we fail to sustain or increase our levels of profitability, our financial condition may be materially and adversely affected and the trading price of our common stock may decline. Since our inception in 1995, we have achieved profitability on an annual basis only on two occasions, in fiscal 2000 and fiscal 2003. In fiscal 2001 we incurred net losses of $11.6 million, and in fiscal 2002 we incurred net losses of $1.3 million. In fiscal 2000, the only year in which we were profitable on a fiscal year basis prior to fiscal 2003, our net income was $3.4 million. In fiscal 2003 our net income was $15.3 million. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, and our operations in China and capital commitments to our Chinese subsidiary, which could impair our ability to sustain profitability. In addition, as we hire additional personnel, we expect selling, general and administrative and other expenses to increase. Other risks associated with our business described elsewhere in this section could also affect our ability to sustain profitability. If our revenues do not increase or if we cannot effectively control our expenses, we may be unable to sustain profitability at levels consistent with our financial performance in fiscal 2003, or at all.

   We may be unable to adequately protect our intellectual property and
   --------------------------------------------------------------------
   therefore we may lose some of our competitive advantage.
   -------------------------------------------------------

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, IC Media has initiated a cancellation proceeding in Taiwan with respect to one of our patents. An initial determination to grant the cancellation requested by IC Media has been rendered, but has been appealed by us. If IC Media is ultimately successful, we may lose or suffer diminished rights in the challenged patent. In addition, if we are not successful in suits in which we claim that third parties infringe our patents or other intellectual property, our competitive position may be adversely affected.

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


   Litigation regarding intellectual property could divert management
   ------------------------------------------------------------------
   attention, be costly to defend and prevent us from using or selling the
   -----------------------------------------------------------------------
   challenged technology.
   ---------------------

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the semiconductor industry. We have in the past, are currently, and may in the future be subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. See "Legal Proceedings." These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In one case we paid $3.5 million to settle a litigation matter. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to take actions such as:

   o ceasing the sale or use of products or services that incorporate the infringed intellectual property;

   o obtaining from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

   o redesigning those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses and prevent us from selling the products until the redesign is completed, if at all.

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

   If we do not effectively manage our growth, our ability to increase our
   -----------------------------------------------------------------------
   revenues and improve our earnings could be adversely affected.
   -------------------------------------------------------------

     Our growth has placed, and will continue to place, a significant strain on our management and other resources. In particular, we expect that we will continue to face challenges in managing the expansion of our operations in China. To manage our growth effectively, we must, among other things:

   o implement and improve operational, financial and accounting systems;

   o train and manage our employee base; and

   o attract and retain qualified personnel with relevant experience.

     In addition, in recent fiscal quarters we have also seen significant growth in the level of our inventory and accounts receivables and an increase in our days of sales outstanding, primarily as a result of our revenue growth in fiscal 2003. Our failure to effectively manage our inventory levels could result in either excess inventories, which could adversely affect our gross margins and operating results, or lead to an inability to fill customer orders, which would result in lower sales and could harm our relationships with existing and potential customers. As part of the increase in our sales, during the first quarter of fiscal 2004 our accounts receivables and days sales outstanding increased. If we do not manage effectively our accounts receivable, our cash balance and operating results will be adversely affected.

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

   Our future tax rates could be higher than expected if the proportion of
   -----------------------------------------------------------------------
   future operating income generated outside the U.S. by our foreign
   -----------------------------------------------------------------
   subsidiaries is less than we expect.
   -----------------------------------

     A number of factors will affect our tax rate in the future, and the combined effect of these factors could result in an increase in our effective rate as compared to our effective tax rate in fiscal 2003. This will adversely affect our operating results. A key factor that will cause the rate to increase is that the financial statement benefit of reversing the valuation allowance offsetting net deferred tax assets has already been fully recognized as of the end of fiscal 2003. If our foreign subsidiaries are unable to achieve operating income in fiscal 2004, our effective tax rate in fiscal 2004 may be higher than the combined federal and state statutory rates. We expect that our tax rate for fiscal 2004 will be higher than our effective tax rate in fiscal 2003. Further, our tax provision may vary from quarter to quarter and our effective tax rate could be higher than we expect.

   Our industry and our customers' industries are highly cyclical and currently
   ----------------------------------------------------------------------------
   are experiencing a severe downturn, which has adversely affected and may
   ------------------------------------------------------------------------
   continue to impact our revenues.
   -------------------------------

     The current global economic slowdown has adversely impacted the businesses of our customers and distributors and, as a result, has also adversely affected our business and operating results. Additional declines in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products. In the past, the results of these economic cycles have negatively impacted our business. For example, beginning in the third quarter of fiscal 2001, our customers and distributors, primarily our PC video camera customers and distributors, cancelled or did not place expected orders for our products. If the macroeconomic climate, especially with respect to investments in technology such as ours, does not improve, our revenues and operating results may be adversely affected. In addition, if the demand for our products, in particular from the digital still camera, cell phone camera and toys and games markets, does not increase as we expect, or if it were to lessen for any reason, we may not be able to meet analysts' projections for future operating results, which would likely cause our stock price to decline, potentially significantly.

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

   Our sales through distributors increase the complexity of our business,
   ----------------------------------------------------------------------
   which may increase our operating costs and may reduce our ability to
   --------------------------------------------------------------------
   forecast revenues.
   -----------------

     During fiscal 2003 and the three months ended July 31, 2003, approximately 32% and 40%, respectively, of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

   Failure to obtain design wins could cause our market share and revenues to
   --------------------------------------------------------------------------
   decline and could impair our ability to grow our business in the future.
   -----------------------------------------------------------------------

     Our future success is dependent upon manufacturers, such as cell phone and camera manufacturers, designing our CameraChips into their products. To achieve design wins, which are decisions by those manufacturers to design our products into their systems, we must define and deliver cost effective, innovative and integrated semiconductor solutions. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our CameraChips to such prospective customer in the future because once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier. In addition, a decision by manufacturers to offer our products in attachments or add-ons to, rather than embedded in, their products could limit our market share or revenues because the manufacturer may more easily switch to a competitive product. Accordingly, if we fail to achieve design wins with key camera device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

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

   Fluctuations in our quarterly operating results make it difficult to predict
   ----------------------------------------------------------------------------
   our future performance and may result in volatility in the market price of
   --------------------------------------------------------------------------
   our common stock.
   ----------------

     Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:

   o our ability to accurately forecast demand for our products;

   o our ability to achieve acceptable wafer manufacturing yields;

   o the gain or loss by us of a large customer;

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

   o the timing and size of orders from our customers;

   o the volume of our product returns;

   o the seasonal nature of customer demand for our products;

   o the deferral of customer orders in anticipation of new products, product designs or enhancements by us; and

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

   Our success depends on the timely development and introduction of new
   ---------------------------------------------------------------------
   products, which we might not be able to achieve.
   -----------------------------------------------

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

   o definition, timely completion and introduction of new products that satisfy customer requirements;

   o development of products that maintain a technological advantage over the products of our competitors, including our current advantages with respect to the functionality and pixel capability of our CameraChips and our proprietary testing processes; and

   o market acceptance of the new products.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


   We face foreign business, political and economic risks because a majority of
   ----------------------------------------------------------------------------
   our products and those of our customers are manufactured and sold outside of
   ----------------------------------------------------------------------------
   the United States.
   -----------------

     We face difficulties in managing our third party foundries, color filter application service providers and ceramic and plastic packaging service providers, all of whom are located in Asia, and our foreign distributors. Potential political and economic instability in Asia may have an adverse impact on foreign exchange rates and could cause service disruptions from our vendors.

     Sales outside of the United States accounted for approximately 94% and 74% of our revenues for fiscal 2003 and fiscal 2002, respectively, and for approximately 99% and 83% of our revenues for the three months ended July 31, 2003 and 2002, respectively. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

   o longer payment cycles;

   o the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

   o decreased visibility as to future demand;

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

   The implementation of a new enterprise resource planning system presents
   ------------------------------------------------------------------------
   certain risks and financial requirements.
   ----------------------------------------

     We are currently implementing a new enterprise resource planning, or ERP, system which is critical to the accounting and financial functions of our company. In addition, the new ERP system imposes certain financial and various other demands due to the cost of implementation. The ERP system also imposes certain risks inherent in the conversion to a new computer system, including disruption to our accounting controls and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in the diversion of management's attention and resources, and could materially adversely affect our operating results and impact our ability to manage our business.

   We may not achieve the anticipated benefits of our alliances with, and
   ----------------------------------------------------------------------
   strategic investments in, third parties.
   ---------------------------------------

     We expect to develop our business through forming alliances or joint ventures with, and making strategic investments in, other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003 we completed an investment in a chip scale packaging service company, and in June 2003 we completed an investment in a packaging service company. We expect to increase our reliance on partnerships, strategic alliances and investments, particularly those that enhance our service and manufacturing capacity. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we can not ensure that we will achieve the benefits expected as a result of these alliances. For instance, we may not be able to receive acceptable wafer manufacturing yields from these companies which could result in higher operating costs and could impair our ability to meet customer demand for our products. We also may be required to account for some of these investments under the equity method or to consolidate them into our operating results. Under such circumstances, losses that such companies incur could also adversely affect our operating results. As several of these companies are at a relatively early stage of development, we expect each of them to incur significant losses on a quarterly and annual basis for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


   The high level of complexity and integration of our products increases the
   --------------------------------------------------------------------------
   risk of latent defects, which could damage customer relationships and
   ---------------------------------------------------------------------
   increase our costs.
   ------------------

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

   Our customers experience fluctuating product cycles and seasonality, which
   --------------------------------------------------------------------------
   cause our results of operations to fluctuate from period to period.
   ------------------------------------------------------------------

     Some of the products using our CameraChips, such as digital still cameras, cell phone cameras and personal computer cameras and toys and games, are consumer electronics goods. These mass market camera devices generally have particular seasonality cycles. For example, sales of our CameraChips for use in digital still cameras tends to increase in the second quarter of our fiscal year in anticipation of the holiday sales cycle and in the fourth quarter of our fiscal year in anticipation of the sales of digital still cameras in connection with summer vacations. If we fail to predict accurately and respond appropriately to this consumer demand on a timely basis to meet seasonal fluctuations, or if there is any disruption of consumer buying habits during this key period, our business and operating results would be harmed.

   Our business could be harmed if we lose the services of one or more members
   ---------------------------------------------------------------------------
   of our senior management team, or if we are unable to attract and retain
   ------------------------------------------------------------------------
   qualified personnel.
   -------------------

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

     H. Gene McCown, our Vice President of Finance and Chief Financial Officer, has announced that he is planning on retiring after his successor is identified. We may experience difficulty in identifying or attracting a qualified successor. Any delay in hiring or retaining a new chief financial officer or any disruption to our business resulting from the transition of chief financial officer responsibilities could harm our business.

   Our operations may be impaired as a result of disasters, business
   -----------------------------------------------------------------
   interruptions or similar events, including the outbreak of the Severe Acute
   ---------------------------------------------------------------------------
   Respiratory Syndrome.
   --------------------

     Disasters such as earthquakes, water, fire, electricity failure, or accidents affecting our operating activities, major facilities, and employees'/customers' health that occur could materially and adversely affect our operating results and financial condition. In particular, our operations in China, as well as most of our third party manufacturers and service providers involved in the manufacturing of our products, are located within a relatively close proximity of one another in China. Therefore, any disaster that strikes within close proximity of that geographic area could be tremendously disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     As a result of the relatively recent outbreak of severe acute respiratory syndrome, or SARS, which has impacted a number of countries in Asia, particularly China and Singapore, our facilities and/or the facilities of our third party manufacturers and service providers located in China could be quarantined or temporarily closed. If this occurs, it could delay or prevent us from developing new products or manufacturing, testing or shipping our current products, and may require us to find other providers of such services, which may be unavailable or more expensive than our current providers of such services. Further, if the outbreak of SARS has an adverse impact on the businesses of our customers, it could reduce the size and/or frequency of our customers' purchases, which could adversely impact our operating results and our ability to sustain and expand our business.

   Acts of war and terrorist acts may seriously harm our business and revenue,
   --------------------------------------------------------------------------
   costs and expenses and financial condition.
   ------------------------------------------

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

Risks related to our stock
--------------------------

   Provisions in our charter documents and Delaware law, as well as our
   --------------------------------------------------------------------
   stockholders rights plan, could prevent or delay a change in control of us
   --------------------------------------------------------------------------
   and may reduce the market price of our common stock.
   ---------------------------------------------------

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

   Our stock has been and will likely continue to be subject to substantial
   ------------------------------------------------------------------------
   price and volume fluctuations due to a number of factors, many of which will
   ----------------------------------------------------------------------------
   be beyond our control, that may prevent our stockholders from selling our
   -------------------------------------------------------------------------
   common stock at a profit.
   ------------------------

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002, the trading price of our common stock has ranged from a high of $47.68 per share to a low of $2.35 per share. The closing sales price

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


of our common stock on September 10, 2003 was $42.89. The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

   o actual or anticipated fluctuations in our operating results;

   o changes in expectations as to our future financial performance;

   o changes in financial estimates of securities analysts;

   o release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

   o sales or the perception in the market of possible sales of a shares of our common stock by our directors, officers, employees or principal stockholders;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

(a) Disclosure Controls and Procedures.
    ----------------------------------

     We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15e promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. We do not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within our company may be detected.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.
     ----------------------------

     There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

     We are in the process of implementing a new enterprise resource planning system. We believe that we have adequate backup procedures and systems in place such that the process of implementing this new enterprise resource planning system will not materially adversely affect our internal controls.

PART II - OTHER INFORMATION
          -----------------
ITEM 1. LEGAL PROCEEDINGS
        -----------------

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including OmniVision. The order dismisses all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. A proposal has been made for the settlement and release of claims against the issuer defendants, including OmniVision. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

     On August 21, 2002 we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 owned by OmniVision. The action was brought in the Civil Tribunal of the Shih Lin District Court and assigned Civil Action Number 91 Su-Zi 1074. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439. On August 22, 2003, OmniVision appealed the decision of the Taiwan Intellectual Property Office to the Taiwan Ministry of Economic Affairs.

     On June 30, 2003, Mr. Chia-Chin Ku filed a complaint in Santa Clara County Superior Court against us and our president and chief executive officer, Mr. Shaw Hong. The complaint alleges that, by forming OmniVision in 1995, Mr. Hong breached a fiduciary duty owed to HK Technology, Inc., a privately-held corporation Mr. Hong and others founded in 1988. The complaint further alleges that we "misappropriated and converted" assets and technology belonging to HK Technology, Inc. The complaint seeks damages in an unspecified amount. We believe that we have meritorious defenses to the allegations and claims and intends to defend ourselves vigorously. We understand that HK Technology, Inc. has not engaged in significant substantive operations since the early 1990s. We also understand that HK Technology Inc.'s primary line of business was the design of chipsets for personal computers, and that it did not engage in any business concerning image sensors, which is OmniVision's primary line of business. We do not believe that OmniVision's technology or products incorporate or use any proprietary technology of HK Technology, Inc.

     On July 14, 2003, Sunex, Inc. filed a complaint against OmniVision in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of our cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney's fees. Sunex's complaint relates to parts delivered by Sunex to OmniVision in the quarter ended April 30, 2003 and our cancellation in that quarter of additional purchase orders we had previously placed with Sunex. We intend to defend ourselves vigorously and have filed a counterclaim against Sunex in which we allege breach of contract and breach of warranties, and seek damages in an amount yet to be determined. We believe that any amount we may ultimately owe Sunex in excess of the amount we had accrued as of April 30, 2003 will not have a material adverse affect on our financial condition or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

     On July 25, 2003, we issued a warrant to purchase 20,000 shares of our common stock at an exercise price of $32.80 per share to our former chief financial officer. The issuance of the warrant was made in connection with a severance agreement with our former chief financial officer and was exempt from registration under Section 4(2) of the Securities Act.


ITEM 5. OTHER INFORMATION
        -----------------

   Non-Audit Services.
   ------------------

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.
       --------



   Exhibit
   Number                        Description
   ------  --------------------------------------------------------------------
   10.16   Common Stock Purchase Warrant dated July 25, 2003 issued to our former chief financial officer.

   31.1    Certification of Chief Executive Officer pursuant to Section 302 of
           Sarbanes-Oxley Act of 2002.

   31.2    Certification of Chief Financial Officer pursuant to Section 302 of
           Sarbanes-Oxley Act of 2002.

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
           906 of Sarbanes-Oxley Act of 2002.




   (b) Reports on Form 8-K.
       -------------------

     We filed a Current Report on Form 8-K on June 11, 2003 to furnish information that our Board of Directors had issued a press release dated June 11, 2003 announcing our fiscal results for our fourth quarter and fiscal year ended April 30, 2003. Such report was "furnished," but not "filed."

     We filed a Current Report on Form 8-K on June 11, 2003 relating to our announcement under Rule 135 of the Securities Act of the public sale of our common stock by means of a firm commitment underwritten offering.

     We filed a Current Report on Form 8-K on July 11, 2003 relating to the June 30, 2003 filing of a lawsuit against OmniVision.

     We filed a Current Report on Form 8-K on June 13, 2003 relating to our announcement of the filing of a registration statement for the public offering of our common stock by means of a firm commitment underwritten offering.

     We filed a Current Report on Form 8-K on July 17, 2003 relating to our announcement of the pricing of the public offering of our common stock.

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



                                         OMNIVISION TECHNOLOGIES, INC.
                                         -----------------------------
                                                 (Registrant)



Dated: September 12, 2003

                                  By:         /s/ SHAW HONG
                                     -------------------------------------
                                                Shaw Hong
                              Chief Executive Officer, President and Director
                                      (Principal Executive Officer)



Dated: September 12, 2003

                                   By:      /s/ H. GENE MCCOWN
                                     -------------------------------------
                                            H. Gene McCown
                               Vice President of Finance and Chief Financial
                                       Officer (Principal Financial
                                        and Accounting Officer)