Form 10-Q
period 2003-10-31
OMNIVISION TECHNOLOGIES INC
filed 2003-12-12
CIK 1106851

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from              to
                                  --------------  --------------

                       Commission file number: 0-29939

                            ----------------------

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

                            ----------------------

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

     At December 8, 2003, 27,138,362 shares of common stock of the Registrant were outstanding.

===============================================================================

                         OMNIVISION TECHNOLOGIES, INC.

                                    INDEX

                                                                          Page
                                                                          ----
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets (unaudited) -
           October 31, 2003 and April 30, 2003............................   3

         Condensed Consolidated Income Statements (unaudited) -
           Three and Six Months Ended October 31, 2003 and 2002...........   4

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Six Months Ended October 31, 2003 and 2002.....................   5

         Notes to Condensed Consolidated Financial Statements (unaudited).   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  40

Item 4.  Controls and Procedures..........................................  40


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................  41

Item 4.  Submission of Matters to a Vote of Security Holders..............  42

Item 5.  Other Information................................................  42

Item 6.  Exhibits and Reports on Form 8-K.................................  43

Signatures................................................................  44



PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         OMNIVISION TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)
                                 (unaudited)

                                                        October 31,  April 30,
                                                           2003        2003
                                                        ----------   --------
ASSETS

Current assets:
  Cash and cash equivalents............................. $ 173,796   $  50,438
  Restricted cash.......................................     1,068          --
  Short-term investments................................    11,548      10,224
  Accounts receivable, net..............................    39,649      19,133
  Inventories...........................................    29,302      13,642
  Refundable and deferred income taxes..................     6,438       7,642
  Prepaid expenses and other assets.....................     1,696       1,195
                                                         ---------   ---------
    Total current assets................................   263,497     102,274

Property, plant and equipment, net......................    18,370      12,456
Long-term investments...................................     4,828       2,845
Other non-current assets................................       407         378
                                                         ---------   ---------
    Total assets........................................ $ 287,102   $ 117,953
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................... $  38,031   $  10,528
  Accrued expenses and other liabilities................    12,954       8,037
  Deferred income.......................................     4,341       2,845
                                                         ---------   ---------
    Total current liabilities...........................    55,326      21,410
                                                         ---------   ---------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 27,078,952 and 23,402,908 shares issued
    and outstanding.....................................        27          23
  Additional paid-in capital............................   222,133     104,848
  Deferred compensation related to stock options........       (71)       (159)
  Retained earnings (accumulated deficit)...............     9,687      (8,169)
                                                         ---------   ---------
    Total stockholders' equity..........................   231,776      96,543
                                                         ---------   ---------

    Total liabilities and stockholders' equity.......... $ 287,102   $ 117,953
                                                         =========   =========


          The accompanying notes are an integral part of these Condensed
                 Consolidated Financial Statements (unaudited).

                         OMNIVISION TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (in thousands, except per share amounts)
                                 (unaudited)


                                       Three Months Ended    Six Months Ended
                                           October 31,          October 31,
                                       ------------------  --------------------
                                        2003      2002        2003      2002
                                        ----      ----        ----      ----
Revenues.............................. $ 68,540  $ 21,743   $115,032  $ 38,533
Cost of revenues(1)...................   42,476    13,063     71,604    23,337
                                       --------  --------   --------  --------
Gross profit..........................   26,064     8,680     43,428    15,196
                                       --------  --------   --------  --------

Operating expenses:
  Research and development............    3,173     2,489      6,753     5,119
  Selling, general and administrative.    5,705     2,710     10,195     4,790
  Stock-based compensation charge(2)..       95       150        196       264
                                       --------  --------   --------  --------
    Total operating expenses..........    8,973     5,349     17,144    10,173
                                       --------  --------   --------  --------

Income from operations................   17,091     3,331     26,284     5,023
Interest income, net..................      548       216        770       432
                                       --------  --------   --------  --------
Income before income taxes............   17,639     3,547     27,054     5,455
Provision for income taxes............    5,997       532      9,198       818
                                       --------  --------   --------  --------
Net income............................ $ 11,642  $  3,015   $ 17,856  $  4,637
                                       ========  ========   ========  ========

Net income per share:
  Basic............................... $   0.43  $   0.13   $   0.70  $   0.21
                                       ========  ========   ========  ========
  Diluted............................. $   0.39  $   0.12   $   0.62  $   0.19
                                       ========  ========   ========  ========

Shares used in computing net income
  per share:
  Basic...............................   26,973    22,438     25,406    22,348
                                       ========  ========   ========  ========
  Diluted.............................   30,148    24,441     28,827    24,955
                                       ========  ========   ========  ========

(1) Stock-based compensation charges
      included in Cost of revenues.... $      1  $      4   $      3  $      7
                                       ========  ========   ========  ========
(2) Stock-based compensation charges
      by functional area:
      Research and development........ $     14  $     36   $     42  $     82
      Selling, general and
        administrative................       81       114        154       182
                                       --------  --------   --------  --------
                                       $     95  $    150   $    196  $    264
                                       ========  ========   ========  ========


          The accompanying notes are an integral part of these Condensed
                 Consolidated Financial Statements (unaudited).

                         OMNIVISION TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                          Six Months Ended
                                                             October 31,
                                                       ------------------------
                                                           2003        2002
                                                           ----        ----
Cash flows from operating activities:
  Net income.............................................. $ 17,856  $   4,637
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.........................      716        432
    Amortization of deferred stock-based compensation.....      198        271
    Changes in assets and liabilities:
      Accounts receivable, net............................  (20,516)    (4,324)
      Inventories.........................................  (15,660)    (8,661)
      Refundable and deferred income taxes................    1,204         82
      Prepaid expenses and other assets...................     (530)    (1,492)
      Accounts payable....................................   27,503      5,896
      Accrued expenses and other liabilities..............    4,917        596
      Deferred income.....................................    1,496        275
                                                           --------   --------
        Net cash provided by (used in) operating
          activities......................................   17,184     (2,288)
                                                           --------   --------

Cash flows from investing activities:
  Purchase of short-term marketable investments...........   (1,324)    (2,000)
  Restricted cash.........................................   (1,068)        --
  Proceeds from sale of short-term investments............       --      2,002
  Purchase of long-term non-marketable investment.........   (1,983)        --
  Purchases of property, plant and equipment..............   (6,630)    (2,797)
                                                           --------   --------
        Net cash used in investing activities.............  (11,005)    (2,795)
                                                           --------   --------

Cash flows from financing activities:
  Deposit refunded........................................       --       (600)
  Proceeds from issuance of common stock, net.............  117,179      1,279
  Payment for repurchase of common stock, net.............       --         (1)
                                                           --------   --------
        Net cash provided by financing activities.........  117,179        678
                                                           --------   --------
Net increase (decrease) in cash and cash equivalents......  123,358     (4,405)
Cash and cash equivalents at beginning of period..........   50,438     55,803
                                                           --------   --------
Cash and cash equivalents at end of period................ $173,796   $ 51,398
                                                           ========   ========

Supplemental cash flow information:
  Taxes paid.............................................. $  7,210   $  2,088
                                                           ========   ========


          The accompanying notes are an integral part of these Condensed
                 Consolidated Financial Statements (unaudited).

                         OMNIVISION TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Six Months Ended October 31, 2003 and 2002
                                (unaudited)

Note 1 -- Basis of Presentation
          ---------------------

     The accompanying unaudited condensed consolidated financial statements as of October 31, 2003 and April 30, 2003 and for the three and six months ended October 31, 2003 and 2002 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2003 have been derived from the Company's annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended April 30, 2003, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three and six months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004 or any other future interim period, and the Company makes no representations related thereto.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 -- Summary of Significant Accounting Policies
          ------------------------------------------

   Revenue Recognition
   -------------------

     The Company recognizes revenue from the sale of products to original equipment manufacturers and value added resellers upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company provides for future returns based on historical experiences at the time revenue is recognized. For certain shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product to the end-user customer. Deferred income on shipment to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

   Short-Term Investments
   ----------------------

     The Company's short-term investments, which are classified as available-for-sale, are invested in marketable high-grade corporate securities and government bonds maturing twelve months or less from the date of purchase. These investments are reported at fair value which approximates cost. Unrealized gains or losses are recorded in stockholders' equity and included in other comprehensive income (losses). Unrealized gains or losses were not significant during any period presented in these financial statements.

   Stock-Based Compensation
   ------------------------

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
                                             ------------------------------
Employees" ("APB 25"), and the Financial Accounting Standards Board ("FASB")
---------
FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock
                         ---------------------------------------------------
Compensation" ("FIN 44"), and complies with the disclosure provisions of
------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-
                                                      ---------------------
Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for
------------------                                             --------------
Stock-Based Compensation--Transition and Disclosure--An Amendment of FASB
-------------------------------------------------------------------------
Statement No. 123" ("SFAS 148"). Under APB 25, compensation cost is recognized
-----------------

                         OMNIVISION TECHNOLOGIES, INC.

            For the Three and Six Months Ended October 31, 2003 and 2002
                                 (unaudited)


based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Deferred stock-based compensation is then amortized over the vesting period of the option on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. SFAS 123 describes a "fair value" based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee grants compensation and is referenced to in this Note as "as adjusted" (in thousands, except per share amounts):


                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002        2003      2002
                                         ----      ----        ----      ----
Net income, as reported................ $ 11,642  $  3,015   $ 17,856   $ 4,637
Add:    Stock-based employee
        compensation expense included
        in reported net income, net of
        related tax effects                   20        59         58       138
Deduct: Total stock-based employee
        compensation determined under
        fair value based method for all
        awards, net of related tax
        effects........................    4,591     1,983      7,696     3,377
                                        --------  --------   --------  --------
As adjusted net income................. $  7,072  $  1,091   $ 10,218  $  1,398
                                        ========  ========   ========  ========

Net income per share -- Basic:
  As reported.......................... $   0.43  $   0.13   $   0.70  $   0.21
                                        ========  ========   ========  ========
  As adjusted.......................... $   0.26  $   0.05   $   0.40  $   0.06
                                        ========  ========   ========  ========

Net income per share -- Diluted:
  As reported.......................... $   0.39  $   0.12   $   0.62  $   0.19
                                        ========  ========   ========  ========
  As adjusted.......................... $   0.25  $   0.05   $   0.40  $   0.06
                                        ========  ========   ========  ========

Shares used in computing net income per
  share -- Basic:
  As reported..........................   26,973    22,438     25,406    22,348
                                        ========  ========   ========  ========
  As adjusted..........................   26,973    22,438     25,406    22,348
                                        ========  ========   ========  ========

Shares used in computing net income per
  share -- Diluted:
  As reported..........................   30,148    24,441     28,827    24,955
                                        ========  ========   ========  ========
  As adjusted..........................   28,719    22,552     25,587    22,487
                                        ========  ========   ========  ========


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


Recent Accounting Pronouncements
--------------------------------

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary

                         OMNIVISION TECHNOLOGIES, INC.

            For the Three and Six Months Ended October 31, 2003 and 2002
                                 (unaudited)


beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 for any variable interest entities or potential variable interest entities created before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial position, results of operations and cash flows.

                         OMNIVISION TECHNOLOGIES, INC.

            For the Three and Six Months Ended October 31, 2003 and 2002
                                 (unaudited)


Note 3 -- Balance Sheet Accounts (In Thousands)
          ------------------------------------

                                                        October 31,  April 30,
                                                           2003        2003
                                                        ----------   --------
Cash and cash equivalents:
  Cash.................................................. $   4,142   $     941
  Money market funds....................................    91,748      25,363
  Commercial paper......................................    77,906      24,134
                                                         ---------   ---------
                                                         $ 173,796   $  50,438
                                                         =========   =========

Accounts receivable:
  Accounts receivable................................... $  46,122   $  21,188
  Less: Allowance for doubtful accounts.................    (2,315)       (915)
        Sales return reserve............................    (4,158)     (1,140)
                                                         ---------   ---------
                                                         $  39,649   $  19,133
                                                         =========   =========
Inventories:
  Work in progress...................................... $  17,985   $   8,942
  Finished goods........................................    11,317       4,700
                                                         ---------   ---------
                                                         $  29,302   $  13,642
                                                         =========   =========

Prepaid expenses and other assets:
  Prepaid expenses...................................... $   1,444   $   1,187
  Other receivables.....................................       252           8
                                                         ---------   ---------
                                                         $   1,696   $   1,195
                                                         =========   =========

Property, plant and equipment, net:
  Building.............................................. $   8,244   $      --
  Building improvements.................................     3,310          --
  Machinery and equipment...............................     6,728       3,607
  Furniture and fixtures................................       216         283
  Software..............................................     1,103         976
  Construction in progress..............................     2,881      10,986
                                                         ---------   ---------
                                                            22,482      15,852
  Less: Accumulated depreciation and amortization.......    (4,112)     (3,396)
                                                         ---------   ---------
                                                         $  18,370   $  12,456
                                                         =========   =========



Note 4 -- Net Income Per Share
          --------------------

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three and six months ended October 31, 2002, 2,372,300 and 1,552,050 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company's common stock as reported on The Nasdaq Stock Market). For the six months ended October 31, 2003, 300,875 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive. There were no antidilutive shares for the three months ended October 31, 2003.

                         OMNIVISION TECHNOLOGIES, INC.

            For the Three and Six Months Ended October 31, 2003 and 2002
                                 (unaudited)


     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):


                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Numerator:
  Net income........................... $ 11,642  $  3,015  $ 17,856  $  4,637
                                        ========  ========  ========  ========

Denominator:
  Weighted average shares..............   26,997    22,552    25,442    22,487
  Weighted average unvested common
    shares subject to repurchase.......      (24)     (114)      (36)     (139)
                                        --------  --------  --------  --------
  Denominator for basic net income
    per share..........................   26,973    22,438    25,406    22,348

Effect of dilutive securities:
  Common stock options.................    3,151     1,889     3,385     2,468
  Unvested common stock subject to
    repurchase.........................       24       114        36       139
                                        --------  --------  --------  --------
  Denominator for dilutive net income
     per share.........................   30,148    24,441    28,827    24,955
                                        ========  ========  ========  ========

Basic net income per share............. $   0.43  $   0.13  $   0.70  $   0.21
                                        ========  ========  ========  ========
Diluted net income per share........... $   0.39  $   0.12  $   0.62  $   0.19
                                        ========  ========  ========  ========


     In July 2003, the Company sold 3,093,226 shares of common stock in a follow-on public offering at a price of $38.75 per share, resulting in net proceeds of approximately $113.2 million. The incremental shares are reflected in the weighted average shares outstanding during the three- and six-month periods ended October 31, 2003.


Note 5 -- Segment, Product Line and Geographic Information
          ------------------------------------------------

     The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

     Revenues from the Company's two product lines, digital and analog image sensors, were as follows (in thousands):


                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Digital image sensors.................. $ 61,174  $ 16,121  $ 99,721  $ 24,615
Analog image sensors...................    7,366     5,622    15,311    13,918
                                        --------  --------  --------  --------
  Total................................ $ 68,540  $ 21,743  $115,032  $ 38,533
                                        ========  ========  ========  ========


                         OMNIVISION TECHNOLOGIES, INC.

            For the Three and Six Months Ended October 31, 2003 and 2002
                                 (unaudited)


     The Company sells its products primarily to customers in the Asia Pacific region and in the United States of America. Revenues by geographic locations are not necessarily representative of the geographic distribution of sales into end-user markets, as the Company's customers sell their products globally. The revenues by geographic locations in the following table are based on the country or region in which the customer is located (in thousands):


                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Hong Kong.............................. $ 21,828  $ 13,232  $ 40,506  $ 20,878
Taiwan.................................   22,937     5,642    38,541     9,785
China..................................   15,599     1,134    21,495     1,561
Japan..................................      865       243     1,191     1,139
United States..........................      349       388       974     3,166
All other..............................    6,962     1,104    12,325     2,004
                                        --------  --------  --------  --------
  Total................................ $ 68,540  $ 21,743  $115,032  $ 38,533
                                        ========  ========  ========  ========


     In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $4.0 million during fiscal 2003. A total of $14.0 million of the $30.0 million of registered capital of the subsidiary had been funded as of October 31, 2003 from the Company's available working capital. The remaining $16.0 million of registered capital must be funded as follows: $0.7 million by January 2004 and $15.3 million by January 2005. The $14.0 million invested through October 31, 2003 was used primarily to pay for the construction of a building and associated building improvements and purchase of machinery and equipment.

     The Company's long-lived assets are located in the following countries (in thousands):

                                                        October 31,  April 30,
                                                           2003        2003
                                                        ----------   --------
China................................................... $  12,354   $   8,968
United States...........................................     5,722       3,588
Taiwan..................................................     5,234       2,845
All other...............................................       295         278
                                                         ---------   ---------
  Total................................................. $  23,605   $  15,679
                                                         =========   =========


 Note 6 -- Employee Stock Option and Stock Purchase Plans
           ----------------------------------------------

   Employee Stock Option Grants
   ----------------------------

     Options to purchase 300,875 and 1,722,300 shares of common stock were granted to employees during the three and six months ended October 31, 2003, respectively. As of October 31, 2003, options to purchase 4,888,847 shares of common stock were outstanding.

   2000 Employee Stock Purchase Plan
   ---------------------------------

     As of October 31, 2003, 675,980 shares had been purchased under the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan").

                         OMNIVISION TECHNOLOGIES, INC.

            For the Three and Six Months Ended October 31, 2003 and 2002
                                 (unaudited)


   Fair Value Disclosures
   ----------------------

     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $42.93 and $10.52 during the three months ended October 31, 2003 and 2002, respectively. The per share weighted average estimated fair value for employee options granted was $34.57 and $11.92 during the six months ended October 31, 2003 and 2002, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company's employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company's employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company's estimate of the fair value of those options, in the Company's opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company's employee options.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and six months ended October 31, 2003 and 2002:

                                                  Employee Stock Option
                                        ---------------------------------------
                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Risk-free interest rate................   2.31%     2.10%     1.74%     2.10%
Expected term of options (in years)....    3.5       3.5       3.5       3.5
Expected volatility....................  126.6%    134.6%    128.5%    134.6%
Expected dividend yield................      0%        0%        0%        0%


     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's 2000 Purchase Plan during the three and six months ended October 31, 2003 was $30.92 and $26.23, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's 2000 Purchase Plan during the three and six months ended October 31, 2002 was $8.18 and $9.29, respectively.

                         OMNIVISION TECHNOLOGIES, INC.

            For the Three and Six Months Ended October 31, 2003 and 2002
                                 (unaudited)


     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

                                                Employee Stock Purchase
                                        ---------------------------------------
                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Risk-free interest rate................   1.19%     1.80%     1.18%     1.80%
Expected term of options (in years)....   0.25      0.25      0.25      0.25
Expected volatility....................  126.6%    134.6%    128.5%    134.6%
Expected dividend yield................      0%        0%        0%        0%


Note 7 -- Commitments and Contingencies
          -----------------------------

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

     On August 21, 2002 the Company initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 owned by OmniVision. The action was brought in the Civil Tribunal of the Shih Lin District Court and assigned Civil Action Number 91 Su-Zi 1074. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to the Company's patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to its Taiwan patent NI139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439. The decision of the Taiwan Intellectual Property Office was upheld by the Taiwan Ministry of Economic Affairs in November 2003. The Company intends to file an action with the High Administrative Court of Taiwan to reverse the grant of cancellation.

     On October 11, 2002, the Company filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In its complaint, the Company alleges misappropriation of trade secrets, unfair competition and other business torts, and seek damages and injunctive relief. IC Media Corporation has answered the complaint by denying the allegations and raising various defenses; no counterclaims have been

                         OMNIVISION TECHNOLOGIES, INC.

            For the Three and Six Months Ended October 31, 2003 and 2002
                                 (unaudited)


asserted against the Company by IC Media. In accordance with the Alternative Dispute Resolution practices of the Superior Court of California, Santa Clara County, this matter has been submitted for non-binding arbitration.

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

     On July 14, 2003, Sunex, Inc. filed a complaint against OmniVision in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of the Company's cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney's fees. Sunex's complaint relates to parts delivered by Sunex to OmniVision in the quarters ended January 31, 2003 and April 30, 2003 and the Company's cancellation in that quarter of additional purchase orders it had previously placed with Sunex. In October 2003, the Superior Court granted Sunex's request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond in lieu of an attachment which OmniVision posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. The Company intends to defend itself vigorously and has filed a counterclaim against Sunex in which the Company alleges breach of contract and breach of warranties, and seeks damages in an amount yet to be determined. The Company believes that any amount it may ultimately owe Sunex in excess of the amount it had accrued as of April 30, 2003 will not have a material adverse affect on its financial condition, results of operations or cash flows.

     In October 2003, the Company entered into a Shareholders' Agreement with Taiwan Semiconductor Manufacturing Company, or TSMC, pursuant to which the Company agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. The Company has committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. The Company and TSMC will have equal interests in VisEra. The Company's share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra's business and service capabilities develop over a number of years. The Company's net cash commitment to VisEra is approximately $4.5 million. OmniVision will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by the Company or to be purchased with funds for existing commercial commitments. (See Note 5.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results." These forward-looking statements include, but are not limited to: the statements relating to the transition of our testing operations to China and the expansion of our testing capabilities in the seventh paragraph under "Overview;" the statements relating to the our commitments and TSMC's commitments to VisEra in the eighth, ninth and tenth paragraphs under "Overview;" the statements relating to the future revenues from sales of CameraChips for digital applications in the third paragraph under "Revenues;" the statements relating to research and development expenses during the remainder of fiscal 2004 in the second paragraph under "Research and Development;" the statements relating to future selling, general and administrative expenses in the second paragraph under "Selling, General and Administrative;" the statements relating to the expected effective tax rate for fiscal 2004 under "Provision for Income Taxes;" the statements relating to increased future revenues made in the second paragraph under "Liquidity and Capital Resources;" the statements relating to research and development expenses during the remainder of fiscal 2004 and to selling, general and administrative expenses during the remainder of fiscal 2004 in the third paragraph under "Liquidity and Capital Resources;" the statements relating to our capital commitments to VisEra in the footnote to the table in "Contractual Obligations and Commercial Commitments;" the statements relating to our efforts to increase capacity and reduce cost through the establishment of a Chinese subsidiary in the second paragraph under "Contractual Obligations and Commercial Commitments;" the statements relating to the our commitments and TSMC's commitments to VisEra in the second paragraph in "Contractual Obligations and Commercial Commitments;" the statements relating to third party financing, the issuance of equity securities and the issuance of debt securities in the fourth paragraph under "Contractual Obligations and Commercial Commitments;" the statements relating to the expected effect of our contractual obligations and commercial commitments on our liquidity and cash flows in future periods in the fifth paragraph under "Contractual Obligations and Commercial Commitments;" the statements relating to the effect of and exposure to foreign currency exchange rate risk under "Foreign Currency Exchange Risk;" the statements relating to the effect of and exposure to market interest rate risk under "Quantitative and Qualitative Discussion of Market Interest Rate Risk;" and the statements relating to the effect that the implementation of a new enterprise resource planning system will have on our internal controls in the third paragraph under "Controls and Procedures;" among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results." All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


     We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors.

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

     We have initiated the process of relocating some of our automated image testing equipment from the United States to China. We anticipate that we will substantially complete this transition prior to the end of fiscal 2004. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China.

     In October 2003, we entered into a Shareholders' Agreement with Taiwan Semiconductor Manufacturing Company, or TSMC, pursuant to which we agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. In connection with the formation of VisEra, OmniVision and TSMC have separately agreed to enter into nonexclusive license agreements with VisEra pursuant to which OmniVision and TSMC shall license certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we have committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. Our company and TSMC have also committed not to compete directly or indirectly in the future with VisEra in the fields of certain manufacturing services and automated final testing services.

     We have committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our company and TSMC will have equal interests in VisEra. Our share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra's business and service capabilities develop over a number of years. Our net cash commitment to VisEra is approximately $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments.

     Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers, but we have never before entered into a long-term supply agreement with TSMC and instead have traditionally secured manufacturing availability on a purchase order basis. As a part of the Shareholders' Agreement, TSMC has agreed to commit substantial wafer manufacturing capacity to us for a period of time in exchange for our commitment over this time period to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

     As of October 31, 2003, we had approximately $173.8 million in cash and cash equivalents and approximately $11.5 million in short-term investments. To mitigate credit risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without undue exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument due to changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


   Recent Events
   -------------

     In June 2003, we purchased approximately 27% of the equity of a privately held company based in Taiwan for a total of $2.0 million in cash. The Taiwan company provides plastic packaging services, and we will be a major customer. We have accounted for this investment using the equity method. In November 2003, we increased our investment in this privately held company by an additional $0.8 million to maintain our equity ownership percentage in this company.

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


                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Revenues...............................   100.0%    100.0%    100.0%    100.0%
Cost of revenues.......................    62.0      60.1      62.3      60.6
                                         ------    ------    ------    ------
  Gross profit.........................    38.0      39.9      37.7      39.4
                                         ------    ------    ------    ------
Operating expenses:
  Research and development.............     4.6      11.4       5.9      13.3
  Selling, general and administrative..     8.3      12.5       8.8      12.4
  Stock compensation charge............     0.2       0.7       0.2       0.7
                                         ------    ------    ------    ------
    Total operating expenses...........    13.1      24.6      14.9      26.4
                                         ------    ------    ------    ------
Income from operations.................    24.9      15.3      22.8      13.0
Interest income, net...................     0.8       1.0       0.7       1.1
                                         ------    ------    ------    ------
Income before income taxes.............    25.7      16.3      23.5      14.1
Provision for income taxes.............     8.7       2.4       8.0       2.1
                                         ------    ------    ------    ------
Net income.............................    17.0%     13.9%     15.5%     12.0%
                                         ======    ======    ======    ======


Three and Six Months Ended October 31, 2003 as Compared to Three and Six Months
-------------------------------------------------------------------------------
Ended October 31, 2002
----------------------


Revenues
--------

     We derive revenues from the sale of our CameraChip products for use in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, video game consoles and security and surveillance cameras. Revenues for the three months ended October 31, 2003 and 2002 were approximately $68.5 million and $21.7 million, respectively. Revenues for the six months ended October 31, 2003 and 2002 were approximately $115.0 million and $38.5 million, respectively.

   Revenues from Sales of CameraChips for Digital as Compared to Analog
   --------------------------------------------------------------------
   Applications.
   ------------

    Our CameraChips are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our CameraChips are digital still cameras, cellular phone cameras, personal computer camera applications and digital toy cameras. Examples of analog applications that incorporate our CameraChips are security and surveillance cameras and toy cameras. We sell a large portion of our products through VARs and distributors, and often we do not know the identity of the manufacturer who is embedding our CameraChips into their products. As a result of our sales to VARs and distributors and because our CameraChips can be used in a wide variety of digital or analog products, we cannot accurately confirm

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories and they are as follows (in thousands):


                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Digital image sensors.................. $ 61,174  $ 16,121  $ 99,721  $ 24,615
Analog image sensors...................    7,366     5,622    15,311    13,918
                                        --------  --------  --------  --------
  Total................................ $ 68,540  $ 21,743  $115,032  $ 38,533
                                        ========  ========  ========  ========


     Digital Revenues.  For the three months ended October 31, 2003, revenues
     ----------------
from sales of CameraChips for digital applications increased 279.5% to approximately $61.2 million from $16.1 million for the three months ended October 31, 2002. Revenues from sales of CameraChips for digital applications represented 89.3% and 74.1% of revenues for the three months ended October 31, 2003 and 2002, respectively. For the six months ended October 31, 2003, revenues from sales of CameraChips for digital applications increased 305.1% to approximately $99.7 million from $24.6 million for the six months ended October 31, 2002. Revenues from sales of CameraChips for digital applications represented 86.7% and 63.9% of revenues for the six months ended October 31, 2003 and 2002, respectively. The increase in revenues from sales of CameraChips for digital applications for the three and six months ended October 31, 2003 was due to increased unit sales and to a shift in product mix toward higher resolution products, which, in general, carry higher average sales prices than lower resolution products. The increased unit sales resulted from heightened demand for CameraChips for digital still cameras, cell phones, and interactive video games. We expect revenues from sales of CameraChips for digital applications to increase in the third quarter of fiscal 2004 primarily as a result of increased sales to the digital still camera and cell phone markets.

     Analog Revenues.  For the three months ended October 31, 2003, revenues
     ---------------
from sales of CameraChips for analog applications increased 31.0% to approximately $7.4 million from $5.6 million for the three months ended October 31, 2002. Revenues from sales of CameraChips for analog applications represented 10.7% and 25.9% of revenues for the three months ended October 31, 2003 and 2002, respectively. For the six months ended October 31, 2003, revenues from sales of CameraChips for analog applications increased 10.0% to approximately $15.3 million from $13.9 million for the six months ended October 31, 2002. Revenues from sales of CameraChips for analog applications represented 13.3% and 36.1% of revenues for the six months ended October 31, 2003 and 2002, respectively. The increase in revenues from sales of CameraChips for analog applications for the three and six months ended October 31, 2003 was due primarily to increased demand for CameraChips for use in cameras for toys and games.

   Revenues from Sales to OEMs and VARs as Compared to Distributors
   ----------------------------------------------------------------

     We sell our CameraChips either directly to OEMs and VARs or through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three and six months ended October 31, 2003 and 2002:


                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
OEMs and VARs..........................    70.8%     68.9%     66.7%     64.9%
Distributors...........................    29.2      31.1      33.3      35.1
                                         ------    ------    ------    ------
  Total................................   100.0%    100.0%    100.0%    100.0%
                                         ======    ======    ======    ======



     OEMs and VARs. In the three months ended October 31, 2003, Aiptek International, Inc., or Aiptek, headquartered in Taiwan, accounted for 11.5% of revenues, and Nam Tai Electronics, Inc., or Nam Tai, headquartered in Hong King, accounted for 10.4% of revenues. In the three months ended October 31, 2002, Concord Camera HK Limited, or Concord, headquartered in Hong Kong,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


accounted for 19.5% of revenues, and Aiptek accounted for 12.7% of revenues. In the six months ended October 31, 2003, Aiptek accounted for 10.5% of revenues. In the six months ended October 31, 2002, Concord accounted for 12.2% of revenues. No other OEM or VAR customer accounted for 10% or more of revenues during any of these periods.

     Distributors.  In the three months ended October 31, 2003, World Peace
     ------------
Industrial Co. Ltd., or World Peace, headquartered in Taiwan, accounted for 18.9% of revenues. In the three months ended October 31, 2002, World Peace accounted for 20.5% of revenues, including sales to World Peace's subsidiary, GainTune, based in Hong Kong. In the six months ended October 31, 2003, World Peace accounted for 22.9% of revenues, including sales to GainTune. In the six months ended October 31, 2002, World Peace accounted for 22.2% of revenues, including sales to GainTune. No other distributor accounted for 10% or more of revenues during any of these periods.

   Revenues from Domestic Sales as Compared to Foreign Sales
   ---------------------------------------------------------

     The following table illustrates the percentage of revenues from sales of our CameraChip products to domestic customers as compared to foreign customers for the three and six months ended October 31, 2003 and 2002:

                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Domestic sales.........................     0.5%      1.8%      0.9%      8.2%
Foreign sales..........................    99.5      98.2      99.1      91.8
                                         ------    ------    ------    ------
  Total................................   100.0%    100.0%    100.0%    100.0%
                                         ======    ======    ======    ======


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

Gross Profit
------------

     Gross margins for the three months ended October 31, 2003 and 2002 were 38.0% and 39.9% of revenues, respectively. Gross margins for the six months ended October 31, 2003 and 2002 were 37.7% and 39.4% of revenues, respectively. The decrease in gross margins for the three and six months ended October 31, 2003, as compared to the corresponding periods in the prior year, was primarily due to a reduction in sales of previously written off inventory. For the three months ended October 31, 2003, approximately $0.4 million of gross profit was attributable to the sale of previously written off inventory. For the six months ended October 31, 2003, approximately $0.8 million of gross profit was attributable to the sale of previously written off inventory. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the three months ended October 31, 2003 would have been approximately 37.6% of revenues, as compared to 37.2% of revenues during the comparable period in the prior year. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the six months ended October 31, 2003 would have been approximately 37.3% of revenues, as compared to 36.6% of revenues during the comparable period in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


     The following table summarizes the effect of sales of previously written-off inventory on gross profits for the three and six months ended October 31, 2003 and 2002 (in thousands):


                                        Three Months Ended    Six Months Ended
                                            October 31,          October 31,
                                        ------------------ --------------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Sales of all products.................. $ 68,540  $ 21,743  $115,032  $ 38,533
Gross profit........................... $ 26,064  $  8,680  $ 43,428  $ 15,196
Gross margin...........................     38.0%     39.9%     37.7%     39.4%

Sales excluding products for which the
  costs were previously written off.... $ 68,099  $ 20,786  $114,248  $ 36,781
Gross profit excluding the effect of
  sales of products for which the costs
  were previously written off.......... $ 25,623  $  7,723  $ 42,644  $ 13,444
Gross margin excluding the effect of
  sales of products for which the costs
  were previously written off..........     37.6%     37.2%     37.3%     36.6%


Research and Development
------------------------

     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, some of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for the three months ended October 31, 2003 and 2002 were approximately $3.2 million and $2.5 million, respectively. As a percentage of revenues, research and development expenses for the three months ended October 31, 2003 and 2002 represented 4.6% and 11.4%, respectively. Research and development expenses for the six months ended October 31, 2003 and 2002 were approximately $6.8 million and $5.1 million, respectively. As a percentage of revenues, research and development expenses for the six months ended October 31, 2003 and 2002 represented 5.9% and 13.3%, respectively.

     The increase in research and development expenses of approximately $0.7 million, or 27.5%, for the three months ended October 31, 2003 from the similar period in the prior year resulted primarily from a $0.4 million increase in expenses related to new product development required to improve our current product line and support new product introductions and a $0.3 million increase in salary and payroll-related expenses associated with additional personnel. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. The decline in research and development as a percentage of revenues for the three months ended October 31, 2003 was due to the proportionately greater increase in revenues from levels in the prior year. The increase in research and development expenses of approximately $1.7 million, or 31.9%, for the six months ended October 31, 2003 from the similar period in the prior year resulted primarily from an $0.8 million increase in salary and payroll-related expenses associated with additional personnel, $0.5 million in expenses related to new product development required to improve our current product line and support new product introductions and $0.1 million each in expenses for patent prosecution, engineering supplies and software, respectively. The decline in research and development as a percentage of revenues was due to the proportionately greater increase in revenues for the six months ended October 31, 2003 from levels in the prior year. We anticipate that our research and development expenses will increase in the remainder of fiscal 2004 as we develop our next generation of CameraChip products and as we continue to grow our business, including our research and development team.

Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives, and insurance and legal expenses. Selling, general and administrative expenses include some of the expenses associated with the startup of our Chinese subsidiary. Selling, general and administrative

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


expenses for the three months ended October 31, 2003 and 2002 were approximately $5.7 million and $2.7 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2003 and 2002 represented 8.3% and 12.5%, respectively. Selling, general and administrative expenses for the six months ended October 31, 2003 and 2002 were approximately $10.2 million and $4.8 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2003 and 2002 represented 8.8% and 12.4%, respectively.

     The increase in selling, general and administrative expenses of approximately $3.0 million for the three months ended October 31, 2003 from the similar period in the prior year resulted primarily from a $1.0 million increase in commissions associated with increased revenues, a $0.9 million increase in provisions for bad debts related to the increase in accounts receivable, a $0.6 million increase in employment expenses and a $0.5 million increase in legal and accounting expenses. Selling, general and administrative expenses decreased as a percentage of revenues in the three months ended October 31, 2003 as compared to the similar period in the prior year as a result of the proportionately greater increase in revenues. The increase in selling, general and administrative expenses of approximately $5.4 million for the six months ended October 31, 2003 from the similar period in the prior year resulted primarily from a $1.8 million increase in commissions associated with increased revenues, a $1.4 million increase in salary and payroll-related expenses, a $1.3 million increase in provisions for bad debts related to the increase in accounts receivable and a $1.0 million increase in legal and accounting expenses. Selling, general and administrative expenses decreased as a percentage of revenues for the six months ended October 31, 2003, as compared to the similar period in the prior year, as a result of the proportionately greater increase in revenues. We anticipate that our future selling, general and administrative expenses will increase in absolute dollars as we continue to grow our business.

Interest Income, Net
--------------------

     Our cash, cash equivalents and short-term and long-term investments are invested in interest-bearing accounts consisting primarily of money market accounts and high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Interest income, net, increased for the three months ended October 31, 2003 from the similar period in the prior year to approximately $0.5 million. Interest income, net, increased for the six months ended October 31, 2003 from the similar period in the prior year to approximately $0.8 million. Increased interest income, net, resulted from increased investments in interest-bearing accounts resulting from approximately $113.2 million in net proceeds from the issuance of common stock in our follow-on public offering in July 2003 and cash provided by operating activities.

Provision for Income Taxes
--------------------------

     We generated approximately $17.6 million and $3.5 million in income before income taxes for the three months ended October 31, 2003 and 2002, respectively. We recorded provisions for income taxes for the three months ended October 31, 2003 and 2002 of approximately $6.0 million and $0.5 million, respectively. We generated approximately $27.1 million and $5.5 million in income before income taxes for the six months ended October 31, 2003 and 2002, respectively. We recorded provisions for income taxes for the six months ended October 31, 2003 and 2002 of approximately $9.2 million and $0.8 million, respectively. We anticipate the effective tax rate for fiscal 2004 will increase as compared to fiscal 2003 but will be less than the combined federal and state statutory rate for fiscal 2004. The increase in tax rate is due to the anticipated mix of income between domestic and foreign entities for the fiscal year. Achieving an effective tax rate in fiscal 2004 that is less than the combined federal and state statutory rates is principally contingent upon our foreign affiliates generating income.

Liquidity and Capital Resources
-------------------------------

     Principal sources of liquidity at October 31, 2003 consisted of cash, cash equivalents and short-term investments of $185.3 million.

     Our working capital increased by approximately $127.3 million to $208.2 million as of October 31, 2003 from $80.9 million as of April 30, 2003. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


increase was primarily attributable to a $123.3 million increase in cash and cash equivalents principally resulting from our follow-on public offering of common stock in July 2003, a $20.5 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels during the six months ended October 31, 2003, a $15.7 million increase in inventories to support future sales, a $1.3 million increase in short-term investments, a $1.1 million increase in restricted cash and a $0.5 million increase in prepaid expenses and other assets, partially offset by a $27.5 million increase in accounts payable, a $4.9 million increase in accrued liabilities to support increased levels of operations and a $1.5 million increase in deferred income. The $20.5 million increase in accounts receivable, net, reflects the sharply higher level of sales during the six months ended October 31, 2003 and an increase in days of sales outstanding to 53 days as of October 31, 2003 from 43 days as of April 30, 2003. The increase in accounts receivable, net, was partially offset by a $3.0 million increase in the reserve for sales returns, which rose as a result of the sharp increase in revenues for the six months ended October 31, 2003, and by a $1.4 million increase in the allowance for doubtful accounts, which rose as a result of the sharp increase in accounts receivable balances. The $15.7 million increase in inventories is attributable to higher inventory levels to support future sales. Inventory turns, calculated based on the fiscal quarters ended October 31, 2003 and April 30, 2003, decreased to 5.8 as of October 31, 2003 as compared to 7.2 as of April 30, 2003, in anticipation of increased future revenues.

     For the six months ended October 31, 2003, net cash provided by operating activities totaled approximately $17.2 million as compared to our use of cash for operating activities of $2.3 million for the similar period in the prior year, primarily due to net income of approximately $17.9 million for the six months ended October 31, 2003 as compared to $4.6 million for the similar period in the prior year, a $27.5 million increase in accounts payable, a $4.9 million increase in accrued expenses and other liabilities, a $1.5 million increase in deferred income, and a $1.2 million decrease in refundable and deferred income taxes, which were partially offset by a $20.5 million increase in accounts receivable, net, a $15.7 million increase in inventories to support future sales and a $0.5 million increase in prepaid expenses and other assets. For the remainder of fiscal 2004, we anticipate that our research and development expenses will increase as we develop our next generation of CameraChip products and as we continue to grow our business. We also anticipate that our selling, general and administrative expenses will increase for the remainder of fiscal 2004 as we continue to grow our business.

     For the six months ended October 31, 2003, our cash used in investing activities increased to approximately $11.0 million from $2.8 million for the similar prior year period, due to $6.6 million in purchases of property, plant and equipment, $3.3 million in purchases of short-term and long-term marketable investments and a $1.1 million increase in restricted cash. Net cash used in investing activities of $2.8 million for the six months ended October 31, 2002, resulted from purchases of property, plant and equipment. The $6.6 million increase in property, plant and equipment was due to the additional investment in buildings, building improvements and machinery and equipment to support the expanding operations of our Chinese subsidiary.

     For the six months ended October 31, 2003, net cash provided by financing activities increased to approximately $117.2 million from $0.7 million for the similar period in the prior year. The increase was primarily due to approximately $113.2 million in net proceeds resulting from our follow-on public offering of common stock in July 2003 and $4.0 million in proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and from employee purchases through the employee stock purchase plan during the six months ended October 31, 2003 as compared to $1.3 million for the similar period in the prior year. Proceeds from the issuance and sale of common stock for the six months ended October 31, 2002 were partially offset by $0.6 million in refunded deposits related to investments from third parties in our Chinese subsidiary, HuaWei Semiconductor.

     In June 2003, we purchased approximately 27% of the equity of a privately held company based in Taiwan for a total of $2.0 million in cash. The Taiwan company provides plastic packaging services, and we will be a major customer. We have accounted for this investment using the equity method. In November 2003, we increased our investment in this privately held company by an additional $0.8 million to maintain our equity ownership percentage in this company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following summarizes our contractual obligations and commercial commitments as of October 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):


                                        Less than    1-3      4-5      After
                               Total    1 Year     Years    Years    5 Years
                                -----    ------    ------   ------   -------
Contractual Obligations
-----------------------
  Operating leases................ $ 4,640  $ 1,275  $ 2,281  $   839  $   245
  Noncancelable orders............  40,900   40,900       --       --       --
                                   -------  -------  -------  -------  -------
    Total contractual obligations.  45,540   42,175    2,281      839      245
                                   -------  -------  -------  -------  -------

Other Commercial Commitments
----------------------------
  Investment in China.............  16,000      700   15,300       --       --
  Joint Venture with TSMC.........   4,500 1  1,000    3,500       --       --
                                   -------  -------  -------  -------  -------
    Total commercial commitments..  20,500    1,700   18,800       --       --
                                   -------  -------  -------  -------  -------
    Total contractual obligations
      and commercial commitments.. $66,040  $43,875  $21,081  $   839  $   245
                                   =======  =======  =======  =======  =======
-------------------------

     1 Pursuant to the Shareholders' Agreement with TSMC, our share of the capital commitment to VisEra is $23.5 million, which becomes due in stages as VisEra's business and service capabilities develop over a number of years. Our net cash investment to the joint venture will approximate $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and asset contributions will be made in three phases. In the first phase, we shall contribute $1.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we shall contribute $9.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents.
        In the third phase, we shall contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

     The $16.0 million cash payment referenced in the table above relates to the remaining $16.0 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our CameraChips.

     In October 2003, we entered into a Shareholders' Agreement with TSMC pursuant to which we agreed with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. We have committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our company and TSMC will have equal interests in VisEra. Our share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra's business and service capabilities develop over a number of years. Our net cash commitment to VisEra is approximately $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. The $4.5 million commercial commitment referenced in the table above refers to the remaining $4.5 million of net cash capital contributions to VisEra.

     We expect to fund the capital commitment to our Chinese subsidiary and to our joint venture with TSMC through a combination of funds from our available working capital, investments from third parties, or equity or debt financing. Third party financing may not be available to us when and as required or on terms that are favorable to our stockholders and us. In addition, Chinese law may limit the sources that may be eligible to invest in our Chinese subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


In the event we are unable to obtain financing from third parties, the issuance of our equity securities, including securities convertible into our equity securities, would dilute the ownership interests of our existing stockholders, and the issuance of debt securities could increase the risk or the perceived risk of our business. Issuance of debt securities could also impair our financial condition, and interest payments could have an adverse effect on our results of operation.

     We currently expect our available cash, cash equivalents, and short-term investments, together with cash that we anticipate to be generated from business operations, to be sufficient to satisfy our working capital requirements for the next twelve months. Our ability to generate cash from operations is subject to substantial risks described below under the caption "Factors Affecting Future Results." We encourage you to review these risks carefully. If we are unable to generate sufficient cash from our operations, it would have a material adverse effect on our business and financial condition.

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

   Risks Related to Our Business
   -----------------------------

   We face intense competition in our markets from more established CCD and
   ------------------------------------------------------------------------
   CMOS image sensor manufacturers, and if we are unable to compete
   ----------------------------------------------------------------
   successfully we may not be able to maintain or grow our business.
   ----------------------------------------------------------------

      The image sensor market is intensely competitive and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence. If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any failure to compete successfully would also adversely affect our results of operation and impair our financial condition.

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

     Our competitors may acquire or enter into strategic or commercial agreements or arrangements with foundries or providers of color filter processing, assembly or packaging services. These strategic arrangements between our competitors and third party service providers could involve preferential or exclusive arrangements for our competitors. As a result, these strategic alliances could impair our ability to secure sufficient capacity from foundries and service providers to meet our demand for wafer manufacturing, color filter processing, assembly or packaging services, adversely affecting our ability to meet customer demand for our products. In addition, competitors may enter into exclusive relationships with distributors, which could reduce available distribution channels for our products and impair our ability to sell our products and grow our business.

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


own image sensors may reduce or cease purchases from us, and this could materially and adversely affect our ability to sustain and grow our business and could impair our financial results. Samsung is also a third party service provider that has fabricated, and may in the future fabricate, our interface chips or other products. If Samsung were to decide not to fabricate our interface chips for competitive or other reasons, that could impair our ability to meet customer demand for our products.

   Problems with wafer manufacturing yields could result in higher operating
   -------------------------------------------------------------------------
   costs and could impair our ability to meet customer demand for our products.
   ---------------------------------------------------------------------------

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

     In addition, the market price of our common stock may be adversely affected if certain of these new markets do not emerge or develop as expected, such as the markets for image sensor products in automobiles and personal identification systems. Securities analysts may have already factored revenue from such new markets into their future estimates of our financial performance and any failure for such markets to develop as expected by such security analysts may adversely affect the trading price of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


   If we do not forecast customer demand correctly, our business could be
   ----------------------------------------------------------------------
   impaired as a result of excess inventory or the loss of existing or
   -------------------------------------------------------------------
   potential customers.
   -------------------

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments, and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions concerning forecasted customer demand. In addition, our customers may cancel or defer orders at any time. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operation and financial condition. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly cancelled its purchase orders. If we underestimate customer demand, we may be unable to manufacture sufficient product quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In recent periods, due to customer demand we have had relatively low levels of inventory, and we have turned over our inventory several times per year. Low levels of inventory could materially impair our ability to meet customer demand for our CameraChip products. As we build our inventory levels, this subjects us to the product obsolescence risks described above.

   Sales of our CameraChips for digital still cameras have accounted for a
   -----------------------------------------------------------------------
   significant portion of our revenues on both a quarterly and annual basis,
   -------------------------------------------------------------------------
   and any decline in sales to the digital still market or failure for this
   ------------------------------------------------------------------------
   market to continue to grow as we expect could adversely affect our results
   --------------------------------------------------------------------------
   of operations.
   -------------

     We derive a substantial portion of our revenues from sales to the digital still camera market. Although we can only estimate the percentages of our products that are used in the digital still camera market due to the significant amount of our CameraChips that are sold through distributors and value added resellers, we believe that the digital still camera market accounted for approximately 42% of our revenue in fiscal 2003 and 44% of our revenue in the three months ended October 31, 2003. We expect that revenues from sales of our CameraChips to the digital still camera market will continue to account for a substantial portion of our revenues during fiscal 2004 and for each of our fiscal quarters during such year. Sales of our CameraChips for the digital still camera market are subject to seasonal fluctuations. Any factors adversely affecting the demand for our CameraChips in the digital still camera market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for digital still cameras is extremely competitive, and we expect to face increased competition in this market in the future. If we fail to continue to receive design wins with key digital still camera manufacturers, our market share or revenues could decrease. In addition, digital still camera manufacturers typically purchase digital image sensors through distributors, and we do not have contracts with any distributor that obligate them to sell our products. Such distributors may also sell products of our competitors. We may not be able to successfully increase or maintain the rate of sales of our CameraChip products for digital still cameras through distributors in the future. The image sensor market for digital still cameras is also subject to frequent technology change. In order to compete successfully in such market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive costs. If we fail to do this, our results of operation, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. For example, beginning in the third quarter of fiscal 2001, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly cancelled its purchase orders. If customer demand in the digital still camera market were to fall suddenly due to oversupply of product or for any other reason, we will be subject to excess inventory risks.

   We depend on a limited number of third party wafer foundries, which reduces
   ---------------------------------------------------------------------------
   our ability to control our manufacturing process.
   ------------------------------------------------

     We do not own or operate a semiconductor fabrication facility. Instead, we primarily rely on TSMC, Powerchip Semiconductor Company, or PSC, and other subcontract foundries to produce substantially all of our wafers. Samsung has fabricated and may in the future fabricate one of our interface chips on its standard fabrication line. Historically, we have relied upon TSMC to provide us with a substantial majority of our wafers, but we have never entered into a long-term supply agreement with TSMC and instead have traditionally secured manufacturing availability on a purchase order basis. As a part of the Shareholders' Agreement for the formation of the TSMC and OmniVision joint

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


venture, VisEra, TSMC has agreed to commit substantial wafer manufacturing capacity to us for a period of time in exchange for our commitment over this time period to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements. We do not have long-term supply agreements with any other foundries and instead secure manufacturing availability on a purchase order basis. These other foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. In general, our reliance on third party foundries involves a number of significant risks, including:

   o reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

   o lack of guaranteed production capacity or product supply;

   o unavailability of, or delayed access to, next generation or key process technologies; and

   o financial difficulties or disruptions in the operations of third party foundries due to causes beyond our control.

     If TSMC or any of our other foundries were to become unable to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, and in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another as such transfer could interrupt our manufacturing process. Further, some of our foundries, such as Samsung, are also developers of image sensor products. If Samsung or one of our other foundries were to decide not to fabricate our interface chips for competitive or other reasons, we would have to identify and qualify additional foundries.

   We rely on third party service providers for color filter application and
   -------------------------------------------------------------------------
   packaging services, which reduces our control over delivery schedules,
   ----------------------------------------------------------------------
   product quality and cost, and could adversely affect our ability to deliver
   ---------------------------------------------------------------------------
   products to customers.
   ---------------------

     We rely on TSMC and Toppan for the color filter processing of our completed wafers. In addition, we rely on Kyocera and Sun Yang Digital Image, or SYDI, for substantially all of our ceramic chip packages, which are generally used in our higher-priced products, another service provider for our plastic chip packages, which are generally used in our lower-priced products, and yet another service provider for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We do not have long-term agreements with any of these service providers and typically obtain services on a purchase order basis. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would quickly have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

     In addition, if competition for color filter processing or packaging capacity increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. There are a limited number of companies that provide these services, some of which have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of third party service providers to provide color filter processing services subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause us to incur unforeseen product shortages or may increase our costs of manufacturing, assembling or testing our products, which would adversely affect our operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


   Historically, our revenues have been dependent upon a few key customers, the
   ----------------------------------------------------------------------------
   loss of one or more of which could significantly reduce our revenues.
   --------------------------------------------------------------------

     Historically, a relatively small number of original equipment manufacturers, or OEMs, value added resellers, or VARs, and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for the period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2003, our only OEM or VAR customer that accounted for more than 10% of our revenues was Primax Electronics Products Huizhou based in China, which accounted for approximately 14% of our revenues in such fiscal year. In the six months ended October 31, 2003, Aiptek International, Inc., or Aiptek, headquartered in Taiwan, accounted for 10.5% of revenues. In fiscal 2003, our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial Co., or World Peace, headquartered in Taiwan which accounted for approximately 21% of our revenues in such fiscal year. In the six months ended October 31, 2003, World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, accounted for 22.9% of revenues, was our only distributor customer that accounted for more than 10% of revenues. Our business, financial condition and results of operations will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

   Our ability to deliver products that meet customer demand is dependent upon
   ---------------------------------------------------------------------------
   our ability to meet new and changing requirements for color filter
   ------------------------------------------------------------------
   application and sensor packaging.
   --------------------------------

     We expect that as we develop new products to meet technological advances and new and changing industry and customer demands, our color filter application and ceramic, plastic and chip-scale packaging requirements will also evolve. Our ability to continue to profitably deliver products that meet customer demand is dependent upon our ability to procure third party services that meet these new requirements on a cost-effective basis. We have historically relied exclusively on third parties to provide these services. There can be no assurances that any of these parties will be able to develop enhancements to the services they provide to us to meet these new and changing industry and customer requirements. Furthermore, even if these service providers are able to develop their services to meet new and evolving requirements, these services may not be available at a cost that enables us to sustain profitability.

   The assembly and packaging of our image sensors into camera modules further
   ---------------------------------------------------------------------------
   complicates and reduces our ability to control the manufacturing process,
   -------------------------------------------------------------------------
   and may decrease our gross margins.
   ----------------------------------

     Recently, some of our camera manufacturer customers have requested that we deliver our CameraChips in the more finished form of camera modules. This increases the complexity of the overall manufacturing process and, as a result, may result in decreased yields. We have engaged third party contract manufacturers to assemble and package our image sensors into camera modules, requiring us to manage service provider relationships that have not historically been a part of our business. If these third party contract manufacturers are unable to provide timely, reliable and high quality assembly and packaging services, we could experience product shortages and be unable to fill customer orders, resulting in loss of revenues, damage to our reputation and an adverse effect on our ability to retain existing customers and attract new customers. In addition, several of these third party contract manufacturers also sell camera modules directly to third parties. Due to the competition with our camera module products, any of these third party contract manufacturers may decide to reduce or terminate their relationship with us, which could create product shortages for us and result in a loss of revenues and damage to our customer relationships. Moreover, we must purchase and hold in our inventory products that are not related to our business in order to deliver our image sensors in a more finished form, which adds complexity to the overall manufacturing process and increases inventory risks. The gross margin percentage we realize on modules has been lower than the gross margin percentage we have achieved historically on our CameraChips, and we expect this to continue. In addition, if we are unable to realize a premium in selling price for camera modules compared to our CameraChips that is greater than the cost of assembling and packaging camera modules, our profitability would also be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


   Declines in our average sales prices may result in a decline in our revenues
   ----------------------------------------------------------------------------
   and gross margin.
   ----------------

     We have experienced and expect to continue to experience pressure to reduce the sales prices of our products and have experienced declines in our average sales prices as a result. We expect that the average sales prices for many of our products will continue to decline over time. Declines in our average sales prices could result in reduced revenues and a decline in our gross margin, and could materially and adversely affect our operating results and impair our financial condition. For the remainder of fiscal 2004, we intend to increase our research and development expenses in an attempt to accelerate the development of our next generation of CameraChip products. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average sales prices, our financial results will be adversely affected.

   We may never achieve the anticipated benefits from our operations in China.
   --------------------------------------------------------------------------

     Currently, wafer production, color filter application, and sensor packaging is performed primarily in Asia and, to a limited extent, in Israel by third party manufacturers and service providers. Historically, our CameraChips have been shipped to our facility in the United States to undergo sensor testing before being shipped to customers. This process is time-consuming and relatively expensive and can result in damaged products. In December 2000, we established a Chinese subsidiary as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our CameraChips. We have initiated the process of moving final testing operations to our Chinese subsidiary and have begun to relocate some of our automated image testing equipment from the United States to China. We anticipate that we will substantially complete this transition prior to the end of fiscal 2004. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China. However, there are significant administrative, legal and governmental risks to operating in China that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. Consequently, we may never be able to achieve the anticipated cost savings from the transition of testing operations to China, resulting in failure to improve our gross margins. If our operations in China do not result in offsetting gains in the form of operating cost reductions, whether because of risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition could be adversely affected. The substantial risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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


   We may never achieve the anticipated benefits from our joint venture with
   -------------------------------------------------------------------------
   TSMC.
   ----

     In October 2003, we entered into an agreement with TSMC pursuant to which we agreed with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. We expect that VisEra will eventually be able to provide us with a committed supply of high quality manufacturing services and automated final testing services at competitive prices. However, there are significant legal, governmental and relationship risks to forming and developing VisEra, and we cannot ensure that we will be able to receive the expected benefits from this joint venture. For example, VisEra may not be able to provide manufacturing services or automated testing services that have competitive technology or prices, which would adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the formation of VisEra provides us with an additional source for certain manufacturing services

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


but, in the future, may also make it more difficult for us to secure dependable services from other merchant vendors who provide similar manufacturing services. We also will be required to account for our investment in VisEra under the equity method, and any loss that VisEra incurs will negatively impact our reported earnings.

   We maintain a backlog of customer orders which is subject to cancellation or
   ----------------------------------------------------------------------------
   delay in delivery schedules, and any cancellation or delay may result in
   ------------------------------------------------------------------------
   lower than anticipated revenues.
    ------------------------------

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

   Our operations in China and our joint venture with TSMC will require
   --------------------------------------------------------------------
   substantial capital expenditures.
   --------------------------------

     We must meet certain minimal capital requirements applicable to our Chinese subsidiary and our joint venture with TSMC. Our Chinese subsidiary has $30.0 million in registered capital, $14.0 million of which had been funded as of October 31, 2003. Of the remaining $16.0 million, $0.7 million must be funded by January 2004 and $15.3 million must be funded by January 2005. In addition, we must meet certain financial requirements with regard to VisEra, our joint venture with TSMC. We have committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra's business and service capabilities develop over a number of years. Our net cash investment in the joint venture will approximate $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and net asset contributions to VisEra will be made in three phases. In the first phase, we shall contribute $1.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we shall contribute $9.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we shall contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

     We expect to fund the capital commitment to our Chinese subsidiary and to our joint venture with TSMC through a combination of funds from our available working capital, investments from third parties, or equity or debt financing. Third party financing may not be available to us when and as required or on terms that are favorable to our stockholders and us. In addition, Chinese law may limit the sources that may be eligible to invest in our Chinese subsidiary. In the event we are unable to obtain financing from third parties, the issuance of our equity securities, including securities convertible into our equity securities, would dilute the ownership interests of our existing stockholders, and the issuance of debt securities could increase the risk or the perceived risk of our business. Issuance of debt securities could also impair our financial condition, and interest payments could have an adverse effect on our results of operation.


   We have a limited history of profitability and may be unable to maintain our
   ----------------------------------------------------------------------------
   recent levels of profitability.
   ------------------------------

     We have a limited history of profitability and may be unable to sustain our recent levels of profitability. If we fail to sustain or increase our levels of profitability, our financial condition may be materially and adversely affected, and the trading price of our common stock may decline. Since our inception in 1995, we have achieved profitability on an annual basis only on two occasions, in fiscal 2000 and fiscal 2003. In fiscal 2001 we incurred net losses of $11.6 million, and in fiscal 2002 we incurred net losses of $1.3 million. In fiscal 2000, the only year in which we were profitable on a fiscal year basis prior to fiscal 2003, our net income was $3.4 million. In fiscal 2003 our net income was $15.3 million. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, our operations in China and capital commitments to our Chinese subsidiary and our joint venture with TSMC, which could impair our ability to sustain profitability. In addition, as we hire additional personnel,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


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

   We may be unable to adequately protect our intellectual property and
   --------------------------------------------------------------------
   therefore we may lose some of our competitive advantage.
   -------------------------------------------------------

     We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, on August 21, 2002 we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 owned by us. The action was brought in the Civil Tribunal of the Shih Lin District Court and assigned Civil Action Number 91 Su-Zi 1074. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to its Taiwan patent NI139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439. The decision of the Taiwan Intellectual Property Office was upheld by the Taiwan Ministry of Economic Affairs in November 2003. We intend to file an action with the High Administrative Court of Taiwan to reverse the grant of cancellation. If IC Media is ultimately successful, we may lose or suffer diminished rights in the challenged patent. In addition, if we are not successful in suits in which we claim that third parties infringe our patents or other intellectual property, our competitive position may be adversely affected.

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

   Litigation regarding intellectual property could divert management
   ------------------------------------------------------------------
   attention, be costly to defend and prevent us from using or selling the
   -----------------------------------------------------------------------
   challenged technology.
   ---------------------

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the semiconductor industry. We have in the past, are currently, and may in the future be subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. See "Legal Proceedings." These claims may increase as our
               -----------------
intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In one case we paid $3.5 million to settle a litigation matter. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to take actions such as:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


     If we are subject to a successful claim of infringement and we fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, we may be unable to sell some or all of our products, and our operating results could be adversely affected. We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel's attention.

   We may experience integration or other problems with potential acquisitions,
   ----------------------------------------------------------------------------
   which could have an adverse effect on our business or results of operations.
   ---------------------------------------------------------------------------
   New acquisitions could dilute the interests of existing stockholders, and
   -------------------------------------------------------------------------
   the announcement of new acquisitions could result in a decline in the price
   ---------------------------------------------------------------------------
   of our common stock.
   -------------------

     We may in the future make acquisitions of or large investments in businesses that offer products, services, and technologies that we believe would complement our products, including other CMOS image sensor manufacturers. We may also make acquisitions of or investments in businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

   o difficulty in integrating the technology, operations or work force of the acquired business with our existing business;

   o disruption of our ongoing business;

   o difficulty in realizing the potential financial or strategic benefits of the transaction;

   o difficulty in maintaining uniform standards, controls, procedures and policies;

   o possible impairment of relationships with employees, customers, suppliers and strategic partners as a result of integration of new businesses and management personnel, and

   o impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

     We expect that any future acquisitions could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If consideration for a transaction is paid in common stock, this would further dilute our existing stockholders.

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

     In addition, in recent fiscal quarters we have also seen significant growth in the level of our inventory and accounts receivables, net, and an increase in our days of sales outstanding, primarily as a result of our revenue growth in fiscal 2003 and the first half of fiscal 2004. Our failure to effectively manage our inventory levels could either result in excess inventories, which could adversely affect our gross margins and operating results, or lead to an inability to fill customer orders, which would result in lower sales and could harm our relationships with existing and potential customers. As part of the increase in our sales, during the first six months of fiscal 2004 our accounts receivables and days sales outstanding increased. If we do not manage effectively our accounts receivable, our cash balance and operating results will be adversely affected.

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

   Our sales through distributors increase the complexity of our business,
   -----------------------------------------------------------------------
   which may increase our operating costs and may reduce our ability to
   --------------------------------------------------------------------
   forecast revenues.
   -----------------

     During fiscal 2003 and the six months ended October 31, 2003, approximately 32% and 33%, respectively, of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

   o manage a more complex supply chain;

   o manage the level of inventory at each distributor;

   o provide for credits, return rights and price protection;

   o estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

   o monitor the financial condition and creditworthiness of our distributors.

     Any failure to manage these challenges could cause us to inaccurately forecast sales and carry excess or insufficient inventory, thereby adversely affecting our operating results.

   Failure to obtain design wins could cause our market share and revenues to
   --------------------------------------------------------------------------
   decline and could impair our ability to grow our business in the future.
   -----------------------------------------------------------------------

     Our future success is dependent upon manufacturers, designing our CameraChips into their products. To achieve design wins, which are decisions by those manufacturers to design our products into their systems, we must define and deliver cost effective and innovative semiconductor solutions. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our CameraChips to such prospective customer in the future because, once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier. In addition, a decision by manufacturers to offer our products in attachments or add-ons to, rather than embedded in, their products could limit our market share or revenues because the manufacturer may more easily switch to a competitive product. Accordingly, if we fail to achieve design wins with key camera device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


   Our lengthy manufacturing, packaging and assembly cycle, in addition to our
   ---------------------------------------------------------------------------
   customers' design cycle, may result in uncertainty and delays in generating
   ---------------------------------------------------------------------------
   revenues.
   --------
     Manufacturing our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting fourteen to sixteen weeks or more. Additional time may pass before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenues, if any, from these expenditures. This delay makes it more difficult to forecast customer demand, which adds uncertainty to the manufacturing planning process and could adversely affect our operating results.

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

     In the past, our introduction of new products and our product mix have affected our quarterly operating results. Changes in our product mix could adversely affect our operating results, because some products provide higher margins than others. For example, our gross margins on revenues from sales of our line of camera module products are lower than sales of our more established image sensor products. We typically experience lower yields when manufacturing new products through the initial production phase, and consequently our gross margins on new products have historically been lower than our gross margins on our older, more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses, including our future capital commitments to our Chinese subsidiary and our joint venture with TSMC, and our inventory levels are based on our expectations of future revenues and are relatively fixed. Consequently, if we do not achieve revenues in any quarter as expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially future quarters, may be harmed.

     Certain other factors have in the past caused and are likely in the future to cause fluctuations in our quarterly operating results. These are factors over which we have little or no control, including:


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


     Any one or more of these factors is difficult to forecast and could result in fluctuations in our quarterly operating results. Our operating results in a given quarter could be substantially less than anticipated, and if we fail to meet market analyst expectations, a substantial decline in our stock price could result. Fluctuations in our quarterly operating results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance.

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

   o development of products that maintain a technological advantage over the products of our competitors, including our advantages with respect to the functionality and pixel capability of our CameraChips and our proprietary testing processes; and

   o market acceptance of the new products.

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

   We face foreign business, political and economic risks, because a majority
   --------------------------------------------------------------------------
   of our products and those of our customers are manufactured and sold outside
   ----------------------------------------------------------------------------
   of the United States.
   --------------------

     We face difficulties in managing our third party foundries, color filter application service providers, ceramic and plastic packaging service providers and our foreign distributors, most of whom are located in Asia. Potential political and economic instability in Asia may have an adverse impact on foreign exchange rates and could cause service disruptions for our vendors and distributors.

     Sales outside of the United States accounted for approximately 94% and 74% of our revenues for fiscal 2003 and fiscal 2002, respectively, for approximately 99.5% and 98.2% of our revenues for the three months ended October 31, 2003 and 2002, respectively and for approximately 99.1% and 91.8% of our revenues for the six months ended October 31, 2003 and 2002, respectively. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

   We may not achieve the anticipated benefits of our alliances with, and
   ----------------------------------------------------------------------
   strategic investments in, third parties.
   ---------------------------------------

     We expect to develop our business through forming alliances or joint ventures with, and making strategic investments in, other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003 we completed an investment in a chip scale packaging service company, and in June 2003 we completed an investment in a packaging service company. In addition, we entered into an agreement with TSMC in October 2003 to form a joint venture in Taiwan which shall provide manufacturing services and automated final testing services. Certain risks associated with this joint venture are discussed above in "Factors Affecting Future Results." We expect to increase our reliance on partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits expected as a result of these alliances. For instance, we may not be able to receive acceptable wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in any business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers. We also may be required to account for some of these investments under the equity method or to consolidate them into our operating results. Under such circumstances, losses that such companies incur could also adversely affect our operating results. As several of these companies are at a relatively early stage of development, we expect each of them to incur losses on a quarterly and annual basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


   Our customers experience fluctuating product cycles and seasonality, which
   --------------------------------------------------------------------------
   cause our results of operations to fluctuate from period to period.
   ------------------------------------------------------------------

     Some of the products using our CameraChips, such as digital still cameras, cell phone cameras, personal computer cameras and cameras for toys and games, are consumer electronics goods. These mass market camera devices generally have particular seasonal cycles. For example, sales of our CameraChips for use in digital still cameras tend to increase in the second quarter of our fiscal year in anticipation of the holiday sales cycle and in the third quarter of our fiscal year in anticipation of the Chinese New Year. If we fail to predict accurately and respond appropriately to this consumer demand on a timely basis to meet seasonal fluctuations, or if there is any disruption of consumer buying habits during these key periods, our business and operating results would be harmed.

   Our business could be harmed if we lose the services of one or more members
   ---------------------------------------------------------------------------
   of our senior management team, or if we are unable to attract and retain
   ------------------------------------------------------------------------
   qualified personnel.
   -------------------

     The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management, in particular, Shaw Hong, our President and Chief Executive Officer, Raymond Wu, our Executive Vice President, John T. Rossi, our new Vice President of Finance and Chief Financial Officer and certain other key technical personnel. None of our senior management is bound by an employment or non-competition agreement. We do not maintain key man life insurance on any of our employees.

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

   Our operations may be impaired as a result of disasters, business
   -----------------------------------------------------------------
   interruptions or similar events, including the outbreak of the Severe Acute
   ---------------------------------------------------------------------------
   Respiratory Syndrome.
   --------------------

     Disasters such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees' and customers' health could materially and adversely affect our operating results and financial condition. In particular, our operations in China and most of our third party manufacturers and service providers involved in the manufacturing of our products are located within relative close proximity in China. Therefore, any disaster that strikes within close proximity of that geographic area could be tremendously disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.

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

   Acts of war and terrorist acts may seriously harm our business and revenue,
   --------------------------------------------------------------------------
   costs and expenses and financial condition.
   ------------------------------------------

     Acts of war or terrorist acts, wherever located around the world, may cause damage or disruption to our business, employees, facilities, suppliers, distributors or customers, which could significantly impact our revenue, costs, expenses and financial condition. In addition, as a company with significant operations and major distributors and customers located in Asia, we may be adversely impacted by heightened tensions and acts of war that occur in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


locations such as the Korean Peninsula, Taiwan and China. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are uninsured for losses and interruptions caused by terrorist acts and acts of war.

Risks related to our stock
--------------------------

   Provisions in our charter documents and Delaware law, as well as our
   --------------------------------------------------------------------
   stockholders rights plan, could prevent or delay a change in control of our
   ---------------------------------------------------------------------------
   company and may reduce the market price of our common stock.
   -----------------------------------------------------------

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

     Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our board of directors adopted a preferred stock rights agreement in August 2001. Pursuant to the rights agreement, our board of directors declared a dividend of one right to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. The dividend was paid on September 28, 2001 to stockholders of record as of the close of business on that date. Each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment. The exercise of the rights could have the effect of delaying, deferring or preventing a change of control of our company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock.

   Our stock has been and will likely continue to be subject to substantial
   ------------------------------------------------------------------------
   price and volume fluctuations due to a number of factors, many of which will
   ----------------------------------------------------------------------------
   be beyond our control, that may prevent our stockholders from selling our
   -------------------------------------------------------------------------
   common stock at a profit.
   ------------------------

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002, the trading price of our common stock has ranged from a high of $67.66 per share to a low of $2.35 per share. The closing sales price of our common stock on December 10, 2003 was $57.54. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

   o actual or anticipated fluctuations in our operating results;

   o changes in expectations as to our future financial performance;

   o changes in financial estimates of securities analysts;

   o release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

   o sales or the perception in the market of possible sales of shares of our common stock by our directors, officers, employees or principal stockholders;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     Foreign Currency Exchange Risk
     ------------------------------

     We are an international company, selling our products globally, in particular, to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in China, Japan, Korea, Taiwan, Thailand, the United Kingdom and other countries that are denominated in currencies other than the U.S. dollar. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk, and we have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

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


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

    (a) Disclosure Controls and Procedures.
        ----------------------------------

     We maintain disclosure controls and procedures that are designed to provide us with a reasonable level of assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15e promulgated under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in providing us with a reasonable level of assurance that our control objectives, as discussed above in the first sentence of this paragraph, were met.

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

PART II -- OTHER INFORMATION
           -----------------

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

     On August 21, 2002 we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 owned by OmniVision. The action was brought in the Civil Tribunal of the Shih Lin District Court and assigned Civil Action Number 91 Su-Zi 1074. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439. The decision of the Taiwan Intellectual Property Office was upheld by the Taiwan Ministry of Economic Affairs in November 2003. We intend to file an action with the High Administrative Court of Taiwan to reverse the grant of cancellation.

     On October 11, 2002, we filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In our complaint, we allege misappropriation of trade secrets, unfair competition and other business torts, and seek damages and injunctive relief. IC Media Corporation has answered the complaint by denying the allegations and raising various defenses; no counterclaims have been asserted against us by IC Media. In accordance with the Alternative Dispute Resolution practices of the Superior Court of California, Santa Clara County, this matter has been submitted for non-binding arbitration.

     On June 30, 2003, Mr. Chia-Chin Ku filed a complaint in Santa Clara County Superior Court against us and our president and chief executive officer, Mr. Shaw Hong. The complaint alleges that, by forming OmniVision in 1995, Mr. Hong breached a fiduciary duty owed to HK Technology, Inc., a privately-held corporation Mr. Hong and others founded in 1988. The complaint further alleges that we "misappropriated and converted" assets and technology belonging to HK Technology, Inc. The complaint seeks damages in an unspecified amount. We believe that we have meritorious defenses to the allegations and claims and intend to defend ourselves vigorously. We understand that HK Technology, Inc. has not engaged in significant substantive operations since the early 1990s. We also understand that HK Technology Inc.'s primary line of business was the design of chipsets for personal computers, and that it did not engage in any business concerning image sensors, which is OmniVision's primary line of business. We do not believe that OmniVision's technology or products incorporate or use any proprietary technology of HK Technology, Inc.

     On July 14, 2003, Sunex, Inc. filed a complaint against OmniVision in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of our cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney's fees. Sunex's complaint relates to parts delivered by Sunex to OmniVision in the quarters ended January 31, 2003 and April 30, 2003 and our cancellation in that quarter of additional purchase orders we had previously placed with Sunex. In October 2003, the Superior Court granted Sunex's request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond in lieu of an attachment which OmniVision posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. We intend to defend ourselves vigorously and have filed a counterclaim against Sunex in which we allege breach of contract and breach of warranties, and seek damages in an amount yet to be determined. We believe that any amount we may ultimately owe Sunex in excess of the amount we had accrued as of April 30, 2003 will not have a material adverse affect on our financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     Our annual meeting of stockholders was held at our corporate headquarters at 1341 Orleans Drive, Sunnyvale, California on October 1, 2003 at 10:00 a.m. local time. The results of the matters voted upon were as follows:

1. To elect one Class III director to serve until the expiration of his three-year term or until his successor is duly elected or appointed and qualified.


                                                           Vote
                                                -------------------------------
                                                     For            Withheld
                                                     ---            --------
 Joseph Jeng....................................  24,036,414         323,050


     The term of office of directors Shaw Hong, Edward C.V. Winn, Raymond Wu and John T. Rossi continued after the Annual Meeting.

2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending April 30, 2004.


         For               Against              Abstained
   ----------------   ----------------     ----------------
     24,282,744          72,260                 4,460



3. To amend and restate our 2000 Stock Plan to increase the number of shares reserved for issuance thereunder by 500,000 shares.


         For               Against              Abstained      Broker Non-Votes
   ----------------   ----------------     ----------------  ----------------
     4,338,567           11,896,630             12,511            8,111,756



4. To ratify the option grant limitations contained in our amended and restated 2000 Stock Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.


         For               Against              Abstained      Broker Non-Votes
   ----------------   ----------------     ----------------  ----------------
     15,230,123          1,006,076              11,509            8,111,756



ITEM 5.   OTHER INFORMATION

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.
       --------

    Exhibit
    Number                      Description
    ------   -----------------------------------------------------------------
  10.17(a)*  Shareholders' Agreement, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company.

  10.17(b)*  Letter of Comfort, dated October 29, 2003, by and between the
             Registrant and Taiwan Semiconductor Manufacturing Company.

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

--------------------

  * Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.


(b) Reports on Form 8-K.
    -------------------

     We furnished a Current Report on Form 8-K on August 20, 2003 announcing our fiscal results for our first quarter ended July 31, 2003. Such report was "furnished," but not "filed."

     We filed a Current Report on Form 8-K on September 17, 2003 relating to our announcement of our appointment of John T. Rossi as our new Vice President of Finance and Chief Financial Officer.

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



Dated: December 11, 2003

                                      By:           /s/ SHAW HONG
                                         ----------------------------------
                                                      Shaw Hong
                                         Chief Executive Officer, President
                                                      and Director
                                            (Principal Executive Officer)



Dated: December 11, 2003

                                      By:         /s/ JOHN T. ROSSI
                                         ----------------------------------
                                                    John T. Rossi
                                        Vice President of Finance and Chief
                                            Financial Officer (Principal
                                          Financial and Accounting Officer)