Form 10-Q
period 2004-01-31
OMNIVISION TECHNOLOGIES INC
filed 2004-03-16
CIK 1106851

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  -----------------  -----------------

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


                            ----------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     At March 11, 2004, 55,621,527 shares of common stock of the Registrant were outstanding.

===============================================================================

                         OMNIVISION TECHNOLOGIES, INC.

                                    INDEX



                                                                           Page
                                                                           ----

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited) - January 31,
          2004 and April 30, 2003.........................................   3

        Condensed Consolidated Income Statements (unaudited) - Three and
          Nine Months Ended January 31, 2004 and 2003.....................   4

        Condensed Consolidated Statements of Cash Flows (unaudited) - Nine
          Months Ended January 31, 2004 and 2003..........................   5

        Notes to Condensed Consolidated Financial Statements (unaudited)..   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  16

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  41

Item 4. Controls and Procedures...........................................  42


                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  43

Item 6. Exhibits and Reports on Form 8-K..................................  44

Signatures................................................................  45



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         OMNIVISION TECHNOLOGIES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
             (in thousands, except share data and per share data)
                                  (unaudited)


                                                          January 31, April 30,
                                                             2004       2003
                                                             ----       ----
ASSETS

Current assets:
  Cash and cash equivalents............................... $ 190,622 $  50,438
  Restricted cash.........................................     1,071        --
  Short-term investments..................................     6,532    10,224
  Accounts receivable, net................................    34,721    19,133
  Inventories.............................................    45,400    13,642
  Refundable and deferred income taxes....................     6,438     7,642
  Prepaid expenses and other assets.......................     1,679     1,195
                                                           --------- ---------
    Total current assets..................................   286,463   102,274

Property, plant and equipment, net........................    19,290    12,456
Long-term investments.....................................     7,110     2,845
Other non-current assets..................................       405       378
                                                           --------- ---------
    Total assets.......................................... $ 313,268 $ 117,953
                                                           ========= =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................ $  37,906 $  10,528
  Accrued expenses and other liabilities..................    15,343     8,037
  Deferred income.........................................     6,632     2,845
                                                           --------- ---------
    Total current liabilities.............................    59,881    21,410
                                                           --------- ---------

Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 54,963,776 and 46,805,816 shares issued
    and outstanding at January 31, 2004 and April 30,
    2003, respectively....................................        27        23
  Additional paid-in capital..............................   226,379   104,848
  Deferred compensation related to stock options..........       (45)     (159)
  Retained earnings (accumulated deficit).................    27,026    (8,169)
                                                           --------- ---------
    Total stockholders' equity............................   253,387    96,543
                                                           --------- ---------
    Total liabilities and stockholders' equity............ $ 313,268 $ 117,953
                                                           ========= =========


         The accompanying notes are an integral part of these Condensed
                 Consolidated Financial Statements (unaudited).

                         OMNIVISION TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Revenues.............................. $  94,510 $  30,522 $ 209,542 $  69,055
Cost of revenues (1)..................    58,210    18,980   129,814    42,317
                                       --------- --------- --------- ---------
Gross profit..........................    36,300    11,542    79,728    26,738
                                       --------- --------- --------- ---------

Operating expenses:
  Research and development............     4,065     3,132    10,818     8,251
  Selling, general and administrative.     5,665     2,869    15,860     7,659
  Stock-based compensation (2)........       810        68     1,006       332
                                       --------- --------- --------- ---------
    Total operating expenses..........    10,540     6,069    27,684    16,242
                                       --------- --------- --------- ---------

Income from operations................    25,760     5,473    52,044    10,496
Interest income, net..................       511       199     1,281       631
                                       --------- --------- --------- ---------
Income before income taxes............    26,271     5,672    53,325    11,127
Provision for income taxes............     8,932     1,074    18,130     1,892
                                       --------- --------- --------- ---------
Net income............................ $  17,339 $   4,598 $  35,195 $   9,235
                                       ========= ========= ========= =========
Net income per share:
  Basic............................... $    0.32 $    0.10 $    0.68 $    0.21
                                       ========= ========= ========= =========
  Diluted............................. $    0.28 $    0.09 $    0.60 $    0.19
                                       ========= ========= ========= =========

Shares used in computing net income
  per share:
  Basic...............................    54,652    45,615    51,877    44,997
                                       ========= ========= ========= =========
  Diluted.............................    60,850    51,125    58,835    49,070
                                       ========= ========= ========= =========

(1) Stock-based compensation included
      in Cost of revenues............. $      -- $       2 $       3 $       9
                                       ========= ========= ========= =========

(2) Stock-based compensation by
      functional area:
      Research and development........ $      13 $      35 $      55 $     117
      Selling, general and
        administrative................       797        33       951       215
                                       --------- --------- --------- ---------
                                       $     810 $      68 $   1,006 $     332
                                       ========= ========= ========= =========


         The accompanying notes are an integral part of these Condensed
                 Consolidated Financial Statements (unaudited).

                         OMNIVISION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                            Nine Months Ended
                                                                January 31,
                                                          ---------------------
                                                              2004     2003
                                                              ----     ----
Cash flows from operating activities:
  Net income...............................................  $ 35,195 $  9,235
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization..........................     1,200      639
    Stock-based compensation...............................     1,009      341
    Changes in assets and liabilities:
      Accounts receivable, net.............................   (15,588)  (7,284)
      Inventories..........................................   (31,758) (13,053)
      Refundable and deferred income taxes.................     1,204      205
      Prepaid expenses and other assets....................      (511)  (2,049)
      Accounts payable.....................................    27,378    8,417
      Accrued expenses and other liabilities...............     7,306    1,139
      Deferred income......................................     3,787    1,593
                                                             -------- --------
        Net cash provided by (used in) operating activities    29,222     (817)
                                                             -------- --------
Cash flows from investing activities:
  Purchase of short-term investments.......................   (17,329)  (5,173)
  Restricted cash..........................................    (1,071)      --
  Proceeds from sale of short-term investments.............    21,021    2,002
  Purchase of long-term non-marketable investment..........    (4,265)      --
  Purchases of property, plant and equipment...............    (8,034)  (5,234)
                                                             -------- --------
        Net cash used in investing activities..............    (9,678)  (8,405)
                                                             -------- --------
Cash flows from financing activities:
  Deposit refunded.........................................        --     (900)
  Proceeds from issuance of common stock, net..............   120,640    2,908
  Payment for repurchase of common stock, net..............        --       (1)
                                                             -------- --------
    Net cash provided by financing activities..............   120,640    2,007
                                                             -------- --------
Net increase (decrease) in cash and cash equivalents.......   140,184   (7,215)
Cash and cash equivalents at beginning of period...........    50,438   55,803
                                                             -------- --------
Cash and cash equivalents at end of period.................  $190,622 $ 48,588
                                                             ======== ========

Supplemental cash flow information:
  Taxes paid...............................................  $ 13,810 $  4,188
                                                             ======== ========


         The accompanying notes are an integral part of these Condensed
                 Consolidated Financial Statements (unaudited).

                         OMNIVISION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)


Note 1 - Basis of Presentation
         ---------------------

     The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2004 and April 30, 2003 and for the three and nine months ended January 31, 2004 and 2003 have been prepared by OmniVision Technologies, Inc. and its subsidiaries (the "Company" or "OmniVision") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2003 have been derived from the Company's annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended April 30, 2003, included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003 (the "Form 10-K").

     The results of operations for the three and nine months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004 or any other future period, and the Company makes no representations related thereto.

     On January 20, 2004, the Company announced that its Board of Directors had approved a 2-for-1 split of the Company's common stock to be effected in the form of a stock dividend payable to stockholders of record on January 30, 2004. Stockholders of record received one additional share of common stock for every share held on January 30, 2004. The stock split was effected after the close of market on February 17, 2004 and the additional shares were distributed on February 18, 2004. All share and per share data in this Quarterly Report on Form 10-Q are presented on a post-stock split basis.

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

Note 2 - Summary of Significant Accounting Policies
         ------------------------------------------

   Revenue Recognition
   -------------------

     For shipments to original equipment manufacturers ("OEMs"), value added resellers ("VARs") and distributors without agreements that allow for returns or credits, the Company recognizes revenue using the "sell-to" method. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the "sell-through" method under which revenue is deferred until the distributor actually resells the product to the end-user customer and the Company is notified in writing by the distributor of such sale. Deferred income on shipment to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors. The Company provides for future returns based on historical experience at the time revenue is recognized.

     In addition, the Company recognizes revenue from the provision of engineering assistance to a limited number of its customers from time to time. The Company recognizes the associated revenue only upon the completion of and acceptance by the customer of the services performed. The revenue is based on a fixed fee which is agreed upon prior to initiation of the engineering assistance. Historically, revenue generated from such arrangements has been immaterial.

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)

   Restricted Cash
   ---------------

     Restricted cash represents cash that has been set aside as a result of court proceedings in which the parties stipulated to the filing of a bond, in lieu of an attachment, that the Company posted with the San Diego County Superior Court. As of January 31, 2004, restricted cash of approximately $1.1 million secured the bond. Restricted cash is classified in current assets on the condensed consolidated balance sheet. The Company maintains its restricted cash with a commercial bank.

   Short-Term Investments
   ----------------------

     The Company's short-term investments, which are classified as available-for-sale, are invested in marketable high-grade corporate securities and government bonds maturing in twelve months or less from the date of purchase. These investments are reported at fair value which approximates cost. Unrealized gains or losses are recorded in stockholders' equity and included in other comprehensive income (loss). Unrealized gains or losses were not significant during any period presented in these financial statements.

   Intangible Assets
   -----------------

     The Company's patent, copyright, trademark and trade secrets have been developed internally to date. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company recognizes as expense when incurred the associated costs of the internal development of these intellectual property rights.

   Warranty Reserve for Defective Products
   ---------------------------------------

     The Company accounts for its warranty reserve for defective products as a portion of the sales return reserve. The Company warrants to its customers that its products will work in accordance with their specifications. If a product is defective, the customer is to notify the Company and return the defective product to the Company. The Company then sends replacement products to the customer. The Company does not repair any defective products due to cost and other complexities associated with the products.

   Land Use Right Acquired in China
   --------------------------------

     In December 2000, the Company established a Chinese subsidiary to conduct testing operations in China. Subsequently, the Company constructed a manufacturing facility in Shanghai owned by the Chinese subsidiary. This manufacturing facility was placed in service in July 2003. However, the Chinese subsidiary does not own the land that underlies the facility; rather, it holds a "land use right" that was acquired from the local Chinese government in December 2000 for approximately $0.8 million, which entitles the Company to use the land for 50 years. The cost of this land use right was recorded as a portion of property, plant and equipment and is being depreciated over the useful life of the right.

   Stock-Based Compensation
   ------------------------

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
                                             ------------------------------
Employees" ("APB 25"), and the Financial Accounting Standards Board ("FASB")
---------
Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by
          ---------------------------------------
SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and
               ------------------------------------------------------
Disclosure-An Amendment of FASB Statement No. 123" ("SFAS 148"). Under APB 25,
-------------------------------------------------
compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Deferred stock-based compensation is then amortized over the vesting period of the option on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. SFAS 123 describes a "fair value" based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)


on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee grants compensation and is referenced to in this Note as "as adjusted" (in thousands, except per share amounts):

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Net income, as reported............... $  17,339 $   4,598 $  35,195 $   9,235
Add: Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects      486        53       544       192
Deduct: Total stock-based employee
        compensation determined under
        fair value based method for all
        awards, net of related tax
        effects.......................     4,671     1,888    12,367     5,265
                                       --------- --------- --------- ---------
As adjusted net income................ $  13,154 $   2,763 $  23,372 $   4,162
                                       ========= ========= ========= =========

Net income per share - Basic:
  As reported......................... $    0.32 $    0.10 $    0.68 $    0.21
                                       ========= ========= ========= =========
  As adjusted......................... $    0.24 $    0.06 $    0.45 $    0.09
                                       ========= ========= ========= =========

Net income per share - Diluted:
  As reported......................... $    0.28 $    0.09 $    0.60 $    0.19
                                       ========= ========= ========= =========
  As adjusted......................... $    0.23 $    0.06 $    0.44 $    0.09
                                       ========= ========= ========= =========

Shares used in computing net income
  per share - Basic:
  As reported.........................    54,652    45,615    51,877    44,997
                                       ========= ========= ========= =========
  As adjusted.........................    54,652    45,615    51,877    44,997
                                       ========= ========= ========= =========

Shares used in computing net income
  per share - Diluted:
  As reported.........................    60,850    51,125    58,835    49,070
                                       ========= ========= ========= =========
  As adjusted.........................    58,024    46,013    53,087    45,246
                                       ========= ========= ========= =========


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

   Recent Accounting Pronouncements
   --------------------------------

     During December 2003, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"),
                                            -------------------
which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB
                           --------------------------------------------
104 updates portions of the interpretative guidance included in Topic 13 of staff accounting bulletin, "Revenue Recognition," in order to make this
                            --------------------
interpretive guidance consistent with current authoritative accounting guidance. The principal revisions relate to the deletion of interpretive material that is no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The revenue recognition principles of SAB 101, however, remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company's adoption of SAB 104 did not have any effect on its financial position or results of operations.

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)


Note 3 - Balance Sheet Accounts (In Thousands)
         ------------------------------------

                                                          January 31, April 30,
                                                              2004      2003
                                                              ----      ----
Cash and cash equivalents:
  Cash.................................................... $   4,056 $     941
  Money market funds......................................   104,566    25,363
  Commercial paper........................................    82,000    24,134
                                                           --------- ---------
                                                           $ 190,622 $  50,438
                                                           ========= =========
Accounts receivable:
  Accounts receivable..................................... $  43,537 $  21,188
  Less: Allowance for doubtful accounts...................    (2,615)     (915)
        Sales returns reserve.............................    (6,201)   (1,140)
                                                           --------- ---------
                                                           $  34,721 $  19,133
                                                           ========= =========
Inventories:
  Work in progress........................................ $  11,836 $   8,942
  Finished goods..........................................    33,564     4,700
                                                           --------- ---------
                                                           $  45,400 $  13,642
                                                           ========= =========
Prepaid expenses and other assets:
  Prepaid expenses........................................ $   1,401 $   1,187
  Other receivables.......................................       278         8
                                                           --------- ---------
                                                           $   1,679 $   1,195
                                                           ========= =========
Property, plant and equipment, net:
  Building and land use right............................. $   7,013 $      --
  Building improvements...................................     1,869        --
  Machinery and equipment.................................     9,452     3,607
  Furniture and fixtures..................................       217       283
  Software................................................     1,112       976
  Construction in progress................................     4,296    10,986
                                                           --------- ---------
                                                              23,959    15,852
  Less: Accumulated depreciation and amortization.........    (4,669)   (3,396)
                                                           --------- ---------
                                                           $  19,290 $  12,456
                                                           ========= =========


                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)


Note 4 - Inventory Write-Off
         -------------------

     During the three months ended January 31, 2001, the Company wrote off $18.1 million of inventory due to a significant imbalance in the PC camera market. The following table summarizes the activity in the original $18.1 million of previously written-off inventory (in thousands):

                                                                    Inventory
                                                                    Previously
                                                                 Written-off in
                                                                   Fiscal 2001
                                                                   -----------
Balance at January 31, 2001.......................................  $  18,090
Sale of previously reserved inventory through April 30, 2003......     12,765
                                                                    ---------
Balance at April 30, 2003.........................................      5,325
Sale of previously reserved inventory during the nine months ended
  January 31, 2004................................................      1,189
                                                                    ---------
Balance at January 31, 2004.......................................  $   4,136
                                                                    =========

Note 5 - Net Income Per Share
         --------------------

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the effect of stock options. For the three and nine months ended January 31, 2004, 40,000 and 133,750 shares of common stock, respectively, subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company's common stock as reported on The Nasdaq Stock Market). For the three and nine months ended January 31, 2003, 5,626 and 33,226 shares of common stock, respectively, subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive.

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)


     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Numerator:
  Net income.......................... $  17,339 $   4,598 $  35,195 $   9,235
                                       ========= ========= ========= =========
Denominator:
  Weighted average shares.............    54,686    45,791    51,941    45,247
  Weighted average unvested common
    shares subject to repurchase......       (34)     (176)      (64)     (250)
                                       --------- --------- --------- ---------
  Denominator for basic net income per
    share.............................    54,652    45,615    51,877    44,997

Effect of dilutive securities:
  Common stock options................     6,164     5,334     6,894     3,823
  Unvested common stock subject to
    repurchase........................        34       176        64       250
                                       --------- --------- --------- ---------
Denominator for dilutive net income
    per share.........................    60,850    51,125    58,835    49,070
                                       ========= ========= ========= =========

Basic net income per share............ $    0.32 $    0.10 $    0.68 $    0.21
                                       ========= ========= ========= =========
Diluted net income per share.......... $    0.28 $    0.09 $    0.60 $    0.19
                                       ========= ========= ========= =========


     In July 2003, the Company sold 6,186,452 shares of common stock in a follow-on public offering at a price of $19.38 per share, resulting in net proceeds of approximately $113.2 million. The incremental shares are reflected in the weighted average shares outstanding during the three- and nine-month periods ended January 31, 2004.

Note 6 - Segment, Product Line and Geographic Information
         ------------------------------------------------

     The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

     Revenues from the Company's two product lines, digital and analog image sensors, were as follows (in thousands):

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Digital image sensors................. $  87,939 $  26,745 $ 187,660 $  51,360
Analog image sensors..................     6,571     3,777    21,882    17,695
                                       --------- --------- --------- ---------
  Total............................... $  94,510 $  30,522 $ 209,542 $  69,055
                                       ========= ========= ========= =========


                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)


     The Company sells its products primarily to customers in the Asia Pacific region and the United States of America. Revenues by geographic locations are not necessarily representative of the geographic distribution of sales to end-user markets, as the Company's customers sell their products globally. The revenues by geographic location in the following table are based on the country or region in which the customers are located (in thousands):

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Hong Kong............................. $  26,483 $  11,354 $  66,988 $  32,232
Taiwan................................    16,960     6,604    55,501    16,389
China.................................    28,339     8,533    49,833    10,093
Korea.................................    14,753     1,923    22,940     3,391
Japan.................................     5,433       336     6,624     1,475
United States.........................     1,435     1,567     2,409     4,733
All other.............................     1,107       205     5,247       742
                                       --------- --------- --------- ---------
  Total............................... $  94,510 $  30,522 $ 209,542 $  69,055
                                       ========= ========= ========= =========


     In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $4.0 million during fiscal 2003. A total of $14.7 million of the $30.0 million of registered capital of the subsidiary had been funded as of January 31, 2004 from the Company's available working capital. The remaining $15.3 million of registered capital must be funded by January 2005. The $14.7 million invested through January 31, 2004 was used primarily to pay for the construction of a building and associated building improvements and purchase of machinery and equipment.

     The Company's long-lived assets are located in the following countries (in thousands):

                                                          January 31, April 30,
                                                             2004       2003
                                                             ----       ----
China..................................................... $  12,966 $   8,968
Taiwan....................................................     7,507     2,845
United States.............................................     6,034     3,588
All other.................................................       298       278
                                                           --------- ---------
  Total................................................... $  26,805 $  15,679
                                                           ========= =========


Note 7 - Employee Stock Option and Stock Purchase Plans
         ----------------------------------------------

   Employee Stock Option Grants
   ----------------------------

     Options to purchase 137,750 and 3,582,350 shares of common stock were granted to employees during the three and nine months ended January 31, 2004, respectively. As of January 31, 2004, options to purchase 8,732,216 shares of common stock were outstanding.

   2000 Employee Stock Purchase Plan
   ---------------------------------
     As of January 31, 2004, 1,425,938 shares had been purchased under the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan").

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)


   Fair Value Disclosures
   ----------------------

     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $20.39 and $4.60 during the three months ended January 31, 2004 and 2003, respectively. The per share weighted average estimated fair value for employee options granted was $13.39 and $4.63 during the nine months ended January 31, 2004 and 2003, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company's employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company's employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company's estimate of the fair value of those options, it is the Company's opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company's employee options.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and nine months ended January 31, 2004 and 2003:

                                                Employee Stock Options
                                       ---------------------------------------
                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Risk-free interest rate.................  2.39%    2.10%      2.14%    2.10%
Expected term of options (in years).....   3.5      3.5        3.5      3.5
Expected volatility..................... 122.8%   134.6%     130.4%   134.6%
Expected dividend yield.................     0%       0%         0%       0%


     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's 2000 Purchase Plan during the three and nine months ended January 31, 2004 was $8.95 and $5.69, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's 2000 Purchase Plan during the three and nine months ended January 31, 2003 was $3.88 and $2.86, respectively.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

                                               Employee Stock Purchase
                                       ---------------------------------------
                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Risk-free interest rate.................  1.30%    1.32%      1.59%     1.32%
Expected term of options (in years).....  0.50     0.50       0.50      0.50
Expected volatility.....................  59.0%   134.6%     105.3%    134.6%
Expected dividend yield.................     0%       0%         0%        0%


                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)


Note 8 - Commitments and Contingencies
         -----------------------------

   Litigation
   ----------

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     On November 29, 2001, a complaint captioned McKee v. OmniVision
                                                 -------------------
Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the
---------------------------------------------------------
United States District Court for the Southern District of New York against OmniVision, some of the Company's directors and officers, and various underwriters for the Company's initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company's offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company's offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation,
                         ---------------------------------------------------
21 MC 92. Claims against the Company's directors and officers have been
--------
dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. The Company further believes that the settlement is not expected to have any material adverse affect on its financial condition, results of operations or cash flows.

     On August 21, 2002, the Company initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 that had been issued to the Company related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to the Company's patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to the Company's Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which decision was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, the Company filed an action with the High Administrative Court of Taiwan to reverse the grant of cancellation.

     On October 11, 2002, the Company filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In its complaint, the Company alleges misappropriation of trade secrets, unfair competition and other business torts, and seek damages and injunctive relief. IC Media Corporation has answered the complaint by denying the allegations and raising various defenses. In accordance with the Alternative Dispute Resolution practices of the Court, this matter was submitted for non-binding arbitration. On February 19, 2004, the Court issued a notice reflecting the parties' agreement to withdraw from arbitration and to submit the matter to non-binding mediation.

     On June 30, 2003, Mr. Chia-Chin Ku filed a complaint in Santa Clara County Superior Court against the Company and its president and chief executive officer, Mr. Shaw Hong. Mr. Ku never served the complaint on the Company. On January 29, 2004, the Court dismissed the complaint on its own motion due to Mr. Ku's failure to make any appearance in the case, failure to show cause in writing why the dismissal should not be entered, or otherwise pursue the case after filing the complaint.

     On July 14, 2003, Sunex, Inc. filed a complaint against the Company in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of the Company's cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney's fees. Sunex's complaint relates to parts delivered by Sunex to the

                         OMNIVISION TECHNOLOGIES, INC.

         For the Three and Nine Months Ended January 31, 2004 and 2003
                                  (unaudited)


Company in the fiscal quarters ended January 31, 2003 and April 30, 2003 and the Company's cancellation in that quarter of additional purchase orders it had previously placed with Sunex. In October 2003, the Superior Court granted Sunex's request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond in lieu of an attachment which the Company posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. The Company intends to defend itself vigorously and has filed a counterclaim against Sunex in which the Company alleges breach of contract and breach of warranties, and seeks damages in an amount yet to be determined. The Company believes that any amount it may ultimately owe Sunex in excess of the amount it had accrued as of January 31, 2004 will not have a material adverse affect on its financial condition, results of operations or cash flows.

   Commitments
   -----------

     In October 2003, the Company entered into a Shareholders' Agreement with Taiwan Semiconductor Manufacturing Company, or TSMC, pursuant to which the Company agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. The Company has committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. The Company and TSMC will have equal interests in VisEra. The Company's share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra's business and service capabilities develop over a number of years. The Company's net cash commitment to VisEra is approximately $4.5 million. In November 2003, the Company made a $1.5 million cash investment in this joint venture. The Company will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by the Company or to be purchased with funds for existing commercial commitments. (See Note 6.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information, the following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors Affecting Future Results." These forward-looking statements include, but are not limited to, statements including the words "may," "will," "plans," "seeks," "expects," "anticipates," "outlook," "intends" and words of similar import as well as the negative of those terms. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Results" and elsewhere in this Quarterly Report, and other documents we file with the U.S. Securities and Exchange Commission. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

     We have designed and developed a complete PC-based system for the testing of our CameraChips. This system has automatic handling capability, an image source, a lighting and lens system and automatic output sorting capability. We believe that this proprietary testing process helps us to reduce our testing costs, maintain consistent product quality and identify areas for continued improvement in product quality.

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


for the purposes of providing manufacturing services and automated final testing services. In connection with the formation of VisEra, we and TSMC have separately agreed to enter into nonexclusive license agreements with VisEra pursuant to which both parties will license certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we have committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. We and TSMC have also committed not to compete directly or indirectly in the future with VisEra in the fields of certain manufacturing services and automated final testing services.

     Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. However, we had never entered into a long-term supply agreement with TSMC and instead had traditionally secured manufacturing availability on a purchase order basis. As a part of the Shareholders' Agreement, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

     As of January 31, 2004, we had approximately $190.6 million in cash and cash equivalents and approximately $6.5 million in short-term investments. To mitigate credit risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

     In June 2003, we purchased approximately 27% of a privately held company based in Taiwan for a total of $2.0 million in cash. The Taiwanese company provides plastic packaging services, and we are a major customer. We have accounted for this investment using the equity method. In November 2003, we made an additional cash contribution in the amount of approximately $0.8 million to maintain our equity ownership percentage in this company. This investment is unrelated to our announced transaction in October 2003 to form a joint venture with TSMC.

     On January 20, 2004, we announced that our Board of Directors had approved a 2-for-1 split of our common stock to be effected in the form of a stock dividend payable to stockholders of record on January 30, 2004. Stockholders of record received one additional share of common stock for every share held on January 30, 2004. The additional shares were distributed on February 18, 2004. The stock split was effected after the close of market on February 17, 2004 and the additional shares were distributed on February 18, 2004. All share and per share data in this Quarterly Report on Form 10-Q are presented on a post-split basis.

   The Current Economic Environment
   --------------------------------

     We have operated in a challenging economic environment that has undergone significant changes in technology and global trade. We have striven to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this emerging technology. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our source of offshore fabrication, we relocated a substantial portion of our testing operations to China during the first three quarters of this fiscal year.

     We shipped more than 17 million image sensors in the three months ended January 31, 2004, which demonstrated the capabilities of our production system, including our source of offshore fabrication. To enhance our production capabilities, we have initiated partnerships with a number of vendors, including TSMC, one of the largest wafer fabrication companies in Asia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     The digital still camera market demonstrates a continuing trend toward higher resolution products with a growing acceptance of CMOS based image sensors. We have continued to benefit from a shift in product mix toward higher resolution two- and three-megapixel products. We believe that this shift in product mix will continue through 2004.

     We believe camera phones are still in the very early stages of adoption and that the opportunity presented by this market is still largely untapped. We believe that, like the digital still camera market, camera phone demand will continue to shift toward higher resolutions. As a result, we released our quarter-inch 1.3 megapixel CameraChip designed specifically for camera phones. We are currently in mass production with this product. Currently, we believe that video graphics array ("VGA") resolution will account for a large majority of the volume shipments in handsets during 2004, with an increasing transition to higher resolutions towards the end of 2004 and beyond.

   Sources of Revenues
   -------------------

     We generate our revenue by selling our products directly to OEMs and VARs and indirectly to distributors. In addition, we derive a minimal portion of our revenue by providing engineering assistance to a limited number of our customers. The grouping of sales to OEMs and VARs together, in contrast to sales to distributors, is also consistent with the differences in the Company's revenue recognition policies between the two groups.

     We recognize revenue on sales to OEMs, VARs and all distributors without agreements that allow for returns or credits using the "sell-to" method. Under this method, revenue is recognized upon the shipment of our products to our customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable and there are no remaining significant obligations.

     For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the "sell-through" method under which revenue is deferred until the distributor actually resells the product to the end-user customer and we are notified in writing by the distributor of such sale. Under both methods of revenue recognition, we provide for future returns based on historic experiences at the time revenue is recognized.

     With respect to our revenue derived from providing engineering assistance, we recognize the associated revenue only upon the completion and acceptance by the customer of the services performed. The revenue is based on a fixed fee which is agreed upon prior to initiation of the engineering assistance. Historically, we have only entered into such services from time to time, and revenue generated from such arrangements has been immaterial to date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Revenues..............................    100.0%    100.0%    100.0%    100.0%
Cost of revenues......................     61.6      62.2      62.0      61.3
                                        -------   -------   -------   -------
  Gross profit........................     38.4      37.8      38.0      38.7
                                        -------   -------   -------   -------
Operating expenses:
  Research and development............      4.3      10.3       5.1      11.9
  Selling, general and administrative.      6.0       9.4       7.6      11.1
  Stock-based compensation charge.....      0.8       0.2       0.5       0.5
                                        -------   -------   -------   -------
    Total operating expenses..........     11.1      19.9      13.2      23.5
                                        -------   -------   -------   -------
Income from operations................     27.3      17.9      24.8      15.2
Interest income, net..................      0.5       0.7       0.6       0.9
                                        -------   -------   -------   -------
Income before income taxes............     27.8      18.6      25.4      16.1
Provision for income taxes............      9.5       3.5       8.6       2.7
                                        -------   -------   -------   -------
Net income............................     18.3%     15.1%     16.8%     13.4%
                                        =======   =======   =======   =======


Three and Nine Months Ended January 31, 2004 as Compared to Three and Nine
--------------------------------------------------------------------------
Months Ended January 31, 2003
-----------------------------

Revenues
--------

     We derive revenues from the sale of our CameraChip products for use in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, video game consoles and security and surveillance cameras. Revenues for the three months ended January 31, 2004 increased 209.6% to approximately $94.5 million from $30.5 million for the three months ended January 31, 2003. Revenues for the nine months ended January 31, 2004 increased 203.4% to approximately $209.5 million from $69.1 million for the nine months ended January 31, 2003. These increased revenues are primarily due to this substantial increase in unit sales of our CameraChips for digital applications during these time periods.

Revenues from Sales of CameraChips for Digital as Compared to Analog
--------------------------------------------------------------------
Applications.
------------

     Our CameraChips are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our CameraChips are digital still cameras, camera phones, personal computer camera applications and digital toy cameras. Examples of analog applications that incorporate our CameraChips are security and surveillance cameras and analog toy cameras. We sell a large portion of our products through VARs and distributors, and often we do not know the identity of the manufacturers who ultimately embed our CameraChips into their products. As a result of our sales to VARs and distributors and because our CameraChips can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories, and they are as follows (in thousands):

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Digital image sensors................. $  87,939 $  26,745 $ 187,660 $  51,360
Analog image sensors..................     6,571     3,777    21,882    17,695
                                       --------- --------- --------- ---------
  Total............................... $  94,510 $  30,522 $ 209,542 $  69,055
                                       ========= ========= ========= =========


     Digital Revenues.  For the three months ended January 31, 2004, revenues
     ----------------
from sales of CameraChips for digital applications increased 228.8% to approximately $87.9 million from $26.7 million for the three months ended January 31, 2003. Revenues from sales of CameraChips for digital applications represented 93.0% and 87.6% of revenues for the three months ended January 31, 2004 and 2003, respectively. For the nine months ended January 31, 2004,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

revenues from sales of CameraChips for digital applications increased 265.4% to approximately $187.7 million from $51.4 million for the nine months ended January 31, 2003. Revenues from sales of CameraChips for digital applications represented 89.6% and 74.4% of revenues for the nine months ended January 31, 2004 and 2003, respectively. The increase in revenues from sales of CameraChips for digital applications for the three and nine months ended January 31, 2004 primarily was due to increases in unit sales of approximately 12.1 million, or 302.5%, and 23.0 million, or 299.6%, respectively. The increase in unit sales for the three and nine months ended January 31, 2004 was led by increases of approximately 9.9 million, or 399.8%, and 17.0 million, or 454.4%, respectively, in unit sales of lower resolution CameraChips products used primarily in cell phone and toy applications, which carry a lower average sales price than CameraChips used for digital still camera applications. We believe that demand in the cell phone market resulted from increased requirements from service providers to include camera functionality on handsets as consumers upgrade their cell phones due to number portability. The increase in revenues from sales of high resolution CameraChips used primarily for digital still camera applications also resulted from increases in unit sales of 2.1 million, or 140.1%, and 6.3 million, or 184.1%, for the three and nine months ended January 31, 2004, respectively. The increase in unit sales was partially offset by a decline in average sales prices for the three and nine months ended January 31, 2004. We expect revenues from sales of CameraChips for digital applications to increase in the fourth quarter of fiscal 2004 primarily as a result of increased sales to the cell phone market.

     Analog Revenues.  For the three months ended January 31, 2004, revenues
     ---------------
from sales of CameraChips for analog applications increased 74.0% to approximately $6.6 million from $3.8 million for the three months ended January 31, 2003. Revenues from sales of CameraChips for analog applications represented 7.0% and 12.4% of revenues for the three months ended January 31, 2004 and 2003, respectively. For the nine months ended January 31, 2004, revenues from sales of CameraChips for analog applications increased 23.7% to approximately $21.9 million from $17.7 million for the nine months ended January 31, 2003. Revenues from sales of CameraChips for analog applications represented 10.4% and 25.6% of revenues for the nine months ended January 31, 2004 and 2003, respectively. The increase in revenues from sales of CameraChips for analog applications for the three and nine months ended January 31, 2004 primarily was due to increases of approximately 0.5 million, or 105.9%, and 1.5 million, or 75.6%, in unit sales, respectively. The decline in analog revenues as a percentage of revenues for the three and nine month period ended January 31, 2004 resulted from the proportionately greater increase in digital revenues. Such CameraChips for analog applications are used primarily in cameras for toys and games and security applications. The increase in unit sales was partially offset by a decline in average sales prices for the three and nine months ended January 31, 2004. We expect revenues from sales of CameraChips for analog applications to increase in the fourth quarter of fiscal 2004 primarily due to increased demand from the security and surveillance markets.

   Revenues from Sales to OEMs and VARs as Compared to Distributors
   ----------------------------------------------------------------

     We sell our CameraChips either directly to OEMs and VARs or through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three and nine months ended January 31, 2004 and 2003:

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
OEMs and VARs.........................     79.7%     75.1%     72.5%     69.4%
Distributors..........................     20.3      24.9      27.5      30.6
                                        -------   -------   -------   -------
  Total...............................    100.0%    100.0%    100.0%    100.0%
                                        =======   =======   =======   =======



     OEMs and VARs. In the three months ended January 31, 2004, Nam Tai
     -------------
Electronics, Inc., or Nam Tai, headquartered in Hong Kong, accounted for 10.6% of revenues. In the three months ended January 31, 2003, Primax Electronics Products Huizhou, or Primax, based in China, accounted for 21.9% of revenues, Aiptek International, Inc., or Aiptek, headquartered in Taiwan, which is a manufacturer and supplier to various OEMs, accounted for 11.5% of revenues, and Nam Tai (both directly and through Actrontech Co., Ltd., a distributor) accounted for approximately 12.5% of revenues. No single OEM or VAR accounted

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


for 10% or more of revenues in the nine months ended January 31, 2004. In the nine months ended January 31, 2003, Primax represented 11.5% of revenues and Aiptek represented 10.2% of revenues. No other OEM or VAR customer accounted for 10% or more of revenues during any of these periods.

     Distributors.  In the three months ended January 31, 2004, World Peace
     ------------
Industrial Co. Ltd., or World Peace, headquartered in Taiwan, accounted for 16.3% of revenues. In the three months ended January 31, 2003, World Peace accounted for 17.6% of revenues, including sales to World Peace's subsidiary, GainTune, based in Hong Kong. In the nine months ended January 31, 2004, World Peace accounted for 19.9% of revenues, including sales to GainTune. In the nine months ended January 31, 2003, World Peace accounted for 20.2% of revenues, including sales to GainTune. No other distributor accounted for 10% or more of revenues during any of these periods.

   Revenues from Domestic Sales as Compared to Foreign Sales
   ---------------------------------------------------------

     The following table illustrates the percentage of revenues from sales of our CameraChip products to domestic customers as compared to foreign customers for the three and nine months ended January 31, 2004 and 2003:

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Domestic sales........................      1.5%      5.1%      1.1%      6.9%
Foreign sales.........................     98.5      94.9      98.9      93.1
                                        -------   -------   -------   -------
  Total...............................    100.0%    100.0%    100.0%    100.0%
                                        =======   =======   =======   =======


     The majority of our foreign sales is attributable to sales made to customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing production to Asian manufacturers and facilities. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our CameraChips are sold globally, we believe that such figures do not accurately reflect geographic distribution of sales of our products into end-user markets.

Gross Profit
------------

     Gross margins for the three months ended January 31, 2004 and 2003 were 38.4% and 37.8% of revenues, respectively. Gross margins for the nine months ended January 31, 2004 and 2003 were 38.0% and 38.7% of revenues, respectively. The increase in gross margins for the three months ended January 31, 2004, as compared to the corresponding period in the prior year, was primarily due to lower unit costs as a result of higher unit volumes, as well as from improved efficiency in our production sequence, particularly in product testing. The decrease in gross margins for the nine months ended January 31, 2004, as compared to the corresponding period in the prior year, was primarily due to a reduction in sales of previously written off inventory. For the three months ended January 31, 2004, approximately $0.6 million of gross profit was attributable to the sale of previously written off inventory. For the nine months ended January 31, 2004, approximately $1.4 million of gross profit was attributable to the sale of previously written off inventory. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the three months ended January 31, 2004 would have increased to approximately 38.0% of revenues, as compared to 37.1% of revenues during the comparable period in the prior year. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the nine months ended January 31, 2004 would have increased to approximately 37.6% of revenues, as compared to 36.8% of revenues during the comparable period in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     The following table summarizes the effect of sales of previously written-off inventory on gross profits for the three and nine months ended January 31, 2004 and 2003 (in thousands):

                                       Three Months Ended   Nine Months Ended
                                           January 31,          January 31,
                                       ------------------- -------------------
                                          2004     2003       2004     2003
                                          ----     ----       ----     ----
Sales of all products................. $  94,510 $  30,522 $ 209,542 $  69,055
Gross profit.......................... $  36,300 $  11,542 $  79,728 $  26,738
Gross margin..........................      38.4%     37.8%     38.0%     38.7%

Sales excluding products for which the
  costs were previously written off... $  93,939 $  30,175 $ 208,187 $  66,956

Gross profit excluding the effect of
  sales of products for which the
  costs were previously written off... $  35,729 $  11,195 $  78,373 $  24,639
Gross margin excluding the effect of
  sales of products for which the
  costs were previously written off...      38.0%     37.1%     37.6%     36.8%


     Of the previously written-off inventory, $18.1 million was written-off in the three months ended January 31, 2001 due to a significant imbalance in the PC camera market. The following table summarizes the activity with respect to the original $18.1 million of previously written-off inventory (in thousands):

                                                                    Inventory
                                                                    Previously
                                                                 Written-off in
                                                                   Fiscal 2001
                                                                   -----------
Balance at January 31, 2001.......................................  $  18,090
Sale of previously reserved inventory through April 30, 2003......     12,765
                                                                    ---------
Balance at April 30, 2003.........................................      5,325
Sale of previously reserved inventory during the nine months ended
  January 31, 2004................................................      1,189
                                                                    ---------
Balance at January 31, 2004.......................................  $   4,136
                                                                    =========

     We were able to recover and sell $1.2 million of this inventory in the nine months ended January 31, 2004 primarily due to a build-out of internet infrastructure in China that created new demand for PC cameras. However, we believe there is little opportunity to sell the remaining $4.1 million of this inventory, primarily because these image sensors are not as technologically advanced as other competing products in this market segment.

Research and Development
------------------------

     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, some of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for the three months ended January 31, 2004 and 2003 were approximately $4.1 million and $3.1 million, respectively. As a percentage of revenues, research and development expenses for the three months ended January 31, 2004 and 2003 represented 4.3% and 10.3%, respectively. Research and development expenses for the nine months ended January 31, 2004 and 2003 were approximately $10.8 million and $8.3 million, respectively. As a percentage of revenues, research and development expenses for the nine months ended January 31, 2004 and 2003 represented 5.1% and 11.9%, respectively.

     The increase in research and development expenses of approximately $0.9 million, or 29.8%, for the three months ended January 31, 2004 from the corresponding period in the prior year resulted primarily from a $0.4 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

increase in expenses related to new product development to improve our current product line and support new product introductions, a $0.3 million increase in salary and payroll-related expenses associated with additional personnel, $0.1 million in software expenses and $0.1 million in facility-related expenses. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. The decrease in research and development as a percentage of revenues for the three months ended January 31, 2004 was due to the proportionately greater increase in revenues from levels in the prior year. The increase in research and development expenses of approximately $2.6 million, or 31.1%, for the nine months ended January 31, 2004 from the corresponding period in the prior year resulted primarily from a $0.9 million increase in salary and payroll-related expenses associated with additional personnel, $0.9 million in expenses related to new product development required to improve our current product line and support new product introductions, and $0.4 million in expenses for software, patent prosecution and engineering supplies. The decline in research and development as a percentage of revenues was due to the proportionately greater increase in revenues for the nine months ended January 31, 2004 from levels in the prior year. We anticipate that our research and development expenses will increase in the remainder of fiscal 2004 and the first six months of fiscal 2005 as we develop our next generation of CameraChip products and as we continue to grow our business, including our research and development team.

Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives and insurance and legal expenses. Selling, general and administrative expenses include some of the expenses associated with the startup of our Chinese subsidiary. Selling, general and administrative expenses for the three months ended January 31, 2004 and 2003 were approximately $5.7 million and $2.9 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2004 and 2003 represented 6.0% and 9.4%, respectively. Selling, general and administrative expenses for the nine months ended January 31, 2004 and 2003 were approximately $15.9 million and $7.7 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2004 and 2003 represented 7.6% and 11.1%, respectively.

     The increase in selling, general and administrative expenses of approximately $2.8 million, or 97.5%, for the three months ended January 31, 2004 from the corresponding period in the prior year resulted primarily from a $1.0 million increase in selling, general and administrative expenses for our foreign operations, a $0.9 million increase in commissions associated with increased revenues, a $0.3 million increase in employment expenses and a $0.3 million increase in legal and accounting expenses. Selling, general and administrative expenses decreased as a percentage of revenues in the three months ended January 31, 2004 as compared to the corresponding period in the prior year as a result of the proportionately greater increase in revenues. The increase in selling, general and administrative expenses of approximately $8.2 million, or 107.1% for the nine months ended January 31, 2004 from the corresponding period in the prior year resulted primarily from a $2.7 million increase in commissions associated with increased revenues, a $1.5 million increase in selling, general and administrative expenses for our foreign operations, a $1.3 million increase in legal and accounting expenses, a $1.0 million increase in salary and payroll-related expenses and a $1.0 million increase in provisions for bad debts related to the increase in accounts receivable. Selling, general and administrative expenses decreased as a percentage of revenues for the nine months ended January 31, 2004, as compared to the corresponding period in the prior year, as a result of the proportionately greater increase in revenues. We anticipate that our future selling, general and administrative expenses will increase in absolute dollars as we continue to grow our business.

Stock-based compensation
------------------------

     Stock-based compensation consists primarily of the amortization of the excess of fair market value over the grant price of options granted prior to our initial public offering. The stock-based compensation for the three months ended January 31, 2004 and 2003 was approximately $0.8 million and $0.1 million, respectively. As a percentage of revenues, the stock-based compensation charge for the three months ended January 31, 2004 and 2003 represented 0.8% and 0.2%, respectively. The stock-based compensation for the nine months ended January 31, 2004 and 2003 were approximately $1.0 million and $0.3 million, respectively. As a percentage of revenues, the stock-based

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

compensation for the nine months ended January 31, 2004 and 2003 represented 0.5%. The increase for the three and nine months ended January 31, 2004 was due to the issuance of stock options to new members of management and the board of directors. These non-cash charges are not expected to continue at the level experienced in the quarter ended January 31, 2004, and we expect stock compensation expense to return to the prior levels.

Interest Income, Net
--------------------

     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market accounts and high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Interest income, net, increased for the three months ended January 31, 2004 from the corresponding period in the prior year to approximately $0.5 million from $0.2 million, respectively. Interest income, net, increased for the nine months ended January 31, 2004 from the corresponding period in the prior year to approximately $1.3 million from $0.6 million, respectively. Increased interest income, net, resulted from increased investments in interest-bearing accounts resulting from approximately $113.2 million in net proceeds from the issuance of common stock in our follow-on public offering in July 2003 and cash provided by operating activities, partially offset by lower interest rates.

Provision for Income Taxes
--------------------------

     We generated approximately $26.3 million and $5.7 million in income before income taxes for the three months ended January 31, 2004 and 2003, respectively. We recorded provisions for income taxes for the three months ended January 31, 2004 and 2003 of approximately $8.9 million and $1.1 million, respectively. We generated approximately $53.3 million and $11.1 million in income before income taxes for the nine months ended January 31, 2004 and 2003, respectively. We recorded provisions for income taxes for the nine months ended January 31, 2004 and 2003 of approximately $18.1 million and $1.9 million, respectively. For the three months ended January 31, 2004 and 2003, the effective rate was 34.0% and 18.9%, respectively. For the nine months ended January 31, 2004 and 2003, the effective rate was 34.0% and 17.0%, respectively. The lower effective tax rates for the three and nine months ended January 31, 2003 were due to the release of the valuation allowance offsetting net deferred tax assets. We anticipate the effective tax rate for fiscal 2004 will increase as compared to fiscal 2003 but will be less than the combined federal and state statutory rate for fiscal 2004. The increase in tax rate is due to the anticipated combination of income between domestic and foreign entities for the current fiscal year. Achieving an effective tax rate in fiscal 2004 that is less than the combined federal and state statutory rates is principally contingent upon our foreign affiliates generating income.

Liquidity and Capital Resources
-------------------------------

     Principal sources of liquidity at January 31, 2004 consisted of cash, cash equivalents and short-term investments of $197.2 million.

     Our working capital increased by approximately $145.7 million to $226.6 million as of January 31, 2004 from $80.9 million as of April 30, 2003. The increase was primarily attributable to a $140.2 million increase in cash and cash equivalents principally resulting from our follow-on public offering of common stock in July 2003, a $31.8 million increase in inventories to support future sales, a $15.6 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels during the nine months ended January 31, 2004, a $1.1 million increase in restricted cash and a $0.5 million increase in prepaid expenses and other assets, partially offset by a $27.4 million increase in accounts payable, a $7.3 million increase in accrued liabilities to support increased levels of operations, a $3.8 million increase in deferred income and a $3.7 million decrease in short-term investments.

     For the nine months ended January 31, 2004, net cash provided by operating activities totaled approximately $29.2 million as compared to cash used for operating activities of $0.8 million for the corresponding period in the prior year, primarily due to net income of approximately $35.2 million for the nine months ended January 31, 2004 as compared to $9.2 million for the corresponding period in the prior year, a $27.4 million increase in accounts payable, a $7.3 million increase in accrued expenses and other liabilities, a $3.8 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

increase in deferred income, and a $1.2 million decrease in refundable and deferred income taxes, which were partially offset by a $31.8 million increase in inventories to support future sales, a $15.6 million increase in accounts receivable, net, and a $0.5 million increase in prepaid expenses and other assets. The $15.6 million increase in accounts receivable, net, reflects the significantly higher level of sales during the nine months ended January 31, 2004, partially offset by a decrease in days of sales outstanding to 33 days as of January 31, 2004 from 43 days as of April 30, 2003. The increase in accounts receivable, net, was partially offset by a $5.1 million increase in the reserve for sales returns, which rose as a result of the large increase in revenues for the nine months ended January 31, 2004, and by a $1.7 million increase in the allowance for doubtful accounts, which rose as a result of the large increase in accounts receivable balances. The $31.8 million increase in inventories was attributable to higher inventory levels to support future sales. Inventory turns, calculated based on the fiscal quarters ended January 31, 2004 and April 30, 2003, decreased to 5.1 as of January 31, 2004 as compared to 7.2 as of April 30, 2003, as we increased inventory levels to reduce supply constraints in anticipation of increased future sales. Accounts payable increased concurrently with the increase in inventory purchases. Accrued liabilities increased primarily due to an increase in our effective tax rate and timing differences in tax payments. For the remainder of fiscal 2004, we anticipate that our research and development expenses will increase as we develop our next generation of CameraChip products and as we continue to grow our business. We also anticipate that our selling, general and administrative expenses will increase for the remainder of fiscal 2004 as we continue to grow our business.

     For the nine months ended January 31, 2004, our cash used in investing activities increased to approximately $9.7 million from $8.4 million for the corresponding prior year period, due to $8.0 million in purchases of property, plant and equipment, $4.3 million in purchases of long-term non-marketable investments and a $1.1 million increase in restricted cash, partially offset by $3.7 million in proceeds from the sale of short-term investments. Net cash used in investing activities of $8.4 million for the nine months ended January 31, 2003 resulted from $5.2 million in purchases of property, plant and equipment and net $3.2 million in purchases of short-term investments. The $6.8 million increase in property, plant and equipment was due to the additional investment in buildings, building improvements and machinery and equipment to support the expanding operations of our Chinese subsidiary.

     For the nine months ended January 31, 2004, net cash provided by financing activities increased to approximately $120.6 million from $2.0 million for the corresponding period in the prior year. The increase was primarily due to approximately $113.2 million in net proceeds resulting from our follow-on public offering of common stock in July 2003 and $7.4 million in proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and employee purchases through our employee stock purchase plan during the nine months ended January 31, 2004 as compared to $2.9 million for the corresponding period in the prior year. Proceeds from the issuance and sale of common stock for the nine months ended January 31, 2003 were partially offset by $0.9 million in refunded deposits related to investments from third parties in our Chinese subsidiary.

     In June 2003, we purchased approximately 27% of a privately held company based in Taiwan for a total of $2.0 million in cash. The Taiwanese company provides plastic packaging services, and we will be a major customer. We have accounted for this investment using the equity method. In November 2003, we increased our investment in this company by approximately $0.8 million to maintain our equity ownership percentage in this company. This investment is unrelated to our joint venture with TSMC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     We currently expect our available cash, cash equivalents, and short-term investments, together with cash that we anticipate to generate from business operations, to be sufficient to satisfy our working capital requirements for the next twelve months. Our ability to generate cash from operations is subject to substantial risks described below under the caption "Factors Affecting
                                                        -----------------
Future Results." We encourage you to review these risks carefully. If we are
--------------
unable to generate sufficient cash from our operations, it would have a material adverse effect on our business and financial condition.

Non-audit Services of Independent Auditors
------------------------------------------

     Our auditors, PricewaterhouseCoopers LLP, perform tax planning services for us that had been approved by our Audit Committee of the Board of Directors during the three months ended January 31, 2004.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following summarizes our contractual obligations and commercial commitments as of January 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):



                                         Less than    1 - 3    4 - 5     After
                               Total      1 Year      Years    Years    5 Years
                               -----      ------      -----    -----    -------
Contractual Obligations
  Operating leases........... $  6,237   $  1,864  $  3,394  $    839  $    140
  Noncancelable orders.......   42,269     42,269        --        --        --
                              --------   --------  --------  --------  --------
    Total contractual
      obligations............   48,506     44,133     3,394       839       140
                              --------   --------  --------  --------  --------

Other Commercial Commitments
  Investment in China........   15,300 1   15,300        --        --        --
  Joint Venture with TSMC....    3,500 2       --     3,500        --        --
                              --------   --------  --------  --------  --------
    Total commercial
      commitments............   18,800     15,300     3,500        --        --
                              --------   --------  --------  --------  --------
    Total contractual
      obligations and
      commercial commitments. $ 67,306   $ 59,433  $  6,894  $    839  $    140
                              ========   ========  ========  ========  ========
-------------------------

    1 Relates to the remaining $15.3 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our CameraChips.

    2 Pursuant to the Shareholders' Agreement with TSMC, our share of the capital commitment to VisEra is $23.5 million, which becomes due as VisEra's business and service capabilities develop over a number of years. Our net cash investment to the joint venture will be approximately $4.5 million. In November 2003, we made a $1.5 million cash investment in this joint venture. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and asset contributions will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we will contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

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

November 2003, we made a $1.5 million cash investment in this joint venture. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. The $3.5 million commercial commitment referenced in the table above refers to the remaining $3.5 million of net cash capital contributions to VisEra.

Factors Affecting Future Results
--------------------------------

     This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.

   Risks Related to Our Business
   -----------------------------

   We face intense competition in our markets from more established CCD and
   ------------------------------------------------------------------------
   CMOS image sensor manufacturers, and if we are unable to compete
   ----------------------------------------------------------------
   successfully we may not be able to maintain or grow our business.
   ----------------------------------------------------------------

     The image sensor market is intensely competitive, and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence. If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any failure to compete successfully would also adversely affect our results of operation and impair our financial condition.

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

     We released a 1.3-megapixel and 2.0-megapixel CMOS image sensor, as well as a 1/7-inch low-resolution CMOS image sensor, for cameraphone manufacturers in February 2004. Our new releases compete against CCD image sensors, and we cannot guarantee the adoption of our new image sensors by existing or new customers. We also cannot guarantee the growth of end-user markets that would embed these new image sensors. If our enhanced products and technologies do not gain market acceptance, we may not be able to maintain our market share in this competitive environment.

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

     Although CMOS technology has been available for over 20 years, CMOS technology has been used in image sensors only relatively recently. Along with the other risk factors described in this section, the following are examples of factors that may delay the adoption of the CMOS fabrication process and our single chip technology for mass market image sensor applications:

   o the failure of the emergence of a universal platform for imaging solutions for computers and the Internet;

   o improvements in or price reductions for CCD image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by CCD image sensors or prevent or delay the adoption of CMOS image sensors in emerging markets;

   o the failure of manufacturers that have been using CCD products to adopt our CMOS CameraChips; and

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

   Our success depends on the timely development and introduction of new CMOS
   --------------------------------------------------------------------------
   image sensors, which we might not be able to achieve.
   ----------------------------------------------------

     The failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. In February 2004, we introduced 1.3 megapixel, 2.0 megapixel and 1/7-inch CMOS image sensors for camera phones. The development and market acceptance of products such as these are critical to our ability to sustain and grow our business. Any failure to successfully develop and introduce new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:

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

   o definition, timely completion and introduction of new CMOS image sensors that satisfy customer requirements;

   o development of products that maintain a technological advantage over the products of our competitors, including our advantages with respect to the functionality and pixel capability of our CameraChips and our proprietary testing processes; and

   o market acceptance of the new products.

     Accomplishing all of this is time consuming and expensive. We may be unable to develop new products or product enhancements in time to capture market opportunities or achieve a significant or sustainable acceptance in new and existing markets. In addition, our products could become obsolete sooner than anticipated because of a rapid change in one or more of the technologies related to our products.

   If we do not forecast customer demand correctly, our business could be
   ----------------------------------------------------------------------
   impaired as a result of excess inventory or the loss of existing or
   -------------------------------------------------------------------
   potential customers.
   -------------------

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments, and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions concerning forecasted customer demand. In addition, our customers may cancel or defer orders at any time. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operation and financial condition. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly cancelled its purchase orders. On the other hand, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In recent periods, due to higher-than-anticipated customer demand we have had relatively low levels of inventory, and we have turned over our inventory several times per year. Low levels of inventory could materially impair our ability to meet customer demand for our CameraChip products. As we build our inventory levels, this subjects us to the product obsolescence risks described above.

   Sales of our CameraChips for digital still cameras have accounted for a
   -----------------------------------------------------------------------
   significant portion of our revenues on both a quarterly and annual basis,
   -------------------------------------------------------------------------
   and any decline in sales to the digital still camera market or failure for
   --------------------------------------------------------------------------
   this market to continue to grow as expected could adversely affect our
   ----------------------------------------------------------------------
   results of operations.
   ---------------------

     We derive a substantial portion of our revenues from sales to the digital still camera market. Although we can only estimate the percentages of our products that are used in the digital still camera market due to the significant amount of our CameraChips that are sold through distributors and value added resellers, we believe that the digital still camera market accounted for approximately 42% of our revenue in fiscal 2003 and 33% and 41% of our revenue in the three and nine months ended January 31, 2004, respectively. We expect that revenues from sales of our CameraChips to the digital still camera market will continue to account for a substantial portion of our revenues during the remainder of fiscal 2004 and fiscal 2005. Sales of our CameraChips for the digital still camera market are subject to seasonal fluctuations. Any factors adversely affecting the demand for our CameraChips in the digital still camera market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for digital still cameras is extremely competitive, and we expect to face increased competition in this market in the future. If we fail to continue to receive design wins with key digital still camera manufacturers, our market share or revenues could decrease. In addition, digital still camera manufacturers typically purchase digital image sensors through distributors, and we do not have contracts with any distributors that obligate them to sell our products. Such distributors may also sell products of our competitors. We may not be able to successfully increase or maintain the rate of sales of our CameraChip products for digital still cameras through distributors in the future. The image sensor market for digital still cameras is also subject to frequent technology change. In order to compete successfully in such market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive costs. If we

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

   Problems with wafer manufacturing yields could result in higher operating
   -------------------------------------------------------------------------
   costs and could impair our ability to meet customer demand for our products.
   ---------------------------------------------------------------------------

     If the foundries manufacturing the wafers used in our products cannot achieve expected yields, we may incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both our design technology and the particular foundry's manufacturing process technology. Low yields may result from design errors or manufacturing failures in new or existing products. We perform a final test of our products after they are assembled, as their optical nature makes earlier testing difficult and expensive. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields are exacerbated because we rely on third party offshore foundries for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. Any of these potential problems with wafer manufacturing yields could result in a reduction in our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business.

   We depend on a limited number of third party wafer foundries, which reduces
   ---------------------------------------------------------------------------
   our ability to control our manufacturing process.
   ------------------------------------------------

     We do not own or operate a semiconductor fabrication facility. Instead, we primarily rely on TSMC, Powerchip Semiconductor Company, or PSC, and other subcontract foundries to produce substantially all of our wafers. Samsung has fabricated and may in the future fabricate certain of our products. Historically, we have relied upon TSMC to provide us with a substantial majority of our wafers. However, we had never entered into a long-term supply agreement with TSMC and instead had traditionally secured manufacturing availability on a purchase order basis. As a part of our joint venture with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements. We do not have long-term supply agreements with any other foundries and instead secure manufacturing availability on a purchase order basis. These other foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. In general, our reliance on third party foundries involves a number of significant risks, including:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

   We rely on third party service providers for color filter application and
   -------------------------------------------------------------------------
   packaging services, which reduces our control over delivery schedules,
   ---------------------------------------------------------------------
   product quality and cost, and could adversely affect our ability to deliver
   ---------------------------------------------------------------------------
   products to customers.
   ---------------------

     We rely on TSMC and Toppan for the color filter processing of our completed wafers. In addition, we rely on Kyocera and Sun Yang Digital Image, or SYDI, for substantially all of our ceramic chip packages, which are generally used in our higher-priced products. We rely on another service provider for our plastic chip packages, which are generally used in our lower-priced products. We rely on yet another service provider for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We do not have long-term agreements with any of these service providers and typically obtain services on a purchase order basis. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

     In addition, if competition for color filter processing or packaging capacity increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. There is a limited number of companies that provide these services, some of which have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of third party service providers to provide color filter processing services subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our costs of manufacturing, assembling or testing our products, which would adversely affect our operating results.

   Historically, our revenues have been dependent upon a few key customers, the
   ----------------------------------------------------------------------------
   loss of one or more of which could significantly reduce our revenues.
   --------------------------------------------------------------------

     Historically, a relatively small number of original equipment manufacturers, or OEMs, value added resellers, or VARs, and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for the period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2003, our only OEM or VAR customer that accounted for more than 10% of our revenues was Primax Electronics Products Huizhou based in China, which accounted for approximately 14% of our revenues in such fiscal year. In the nine months ended January 31, 2004, Nam Tai Electronics, Inc., headquartered in Hong Kong, accounted for 11% of revenues. In fiscal 2003 and the nine months ended January 31, 2004, our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial Co., headquartered in Taiwan, which accounted for approximately 21% and 20% of our revenues, respectively. Our business, financial condition and results of operations will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

   The assembly and packaging of our image sensors into camera modules further
   ---------------------------------------------------------------------------
   complicate and reduce our ability to control the manufacturing process, and
   ---------------------------------------------------------------------------
   may decrease our gross margins.
   ------------------------------

     Some of our camera manufacturer customers request that we deliver our CameraChips in the more finished form of camera modules. This increases the complexity of the overall manufacturing process and, as a result, may result in decreased yields. We have engaged third party contract manufacturers to assemble and package our image sensors into camera modules, requiring us to manage service provider relationships that have not historically been a part of our business. If these third party contract manufacturers are unable to provide timely, reliable and high quality assembly and packaging services, we could experience product shortages and be unable to fill customer orders, resulting in loss of revenues, damage to our reputation and an adverse effect on our ability to retain existing customers and attract new customers. In addition, several of these third party contract manufacturers also sell camera modules directly to third parties. Due to the competition with our camera module products, any of these third party contract manufacturers may decide to reduce or terminate their relationship with us, which could create product shortages for us and result in a loss of revenues and damage to our customer relationships. Moreover, we must purchase and hold in our inventory products that are not related to our business in order to deliver our image sensors in a more finished form, which adds complexity to the overall manufacturing process and increases inventory risks. The gross margin percentage we realize on modules has been lower than the gross margin percentage we have achieved historically on our CameraChips, and we expect this to continue. In addition, if we are unable to realize a premium in the sales price for camera modules compared to our CameraChips, our profitability would also be adversely affected.

   Declines in our average sales prices may result in a decline in our revenues
   ----------------------------------------------------------------------------
   and gross margin.
   ----------------

     We have experienced and expect to continue to experience pressure to reduce the sales prices of our products and our average sales prices have declined as a result. We expect that the average sales prices for many of our products will continue to decline over time. Declines in our average sales prices could result in reduced revenues and a decline in our gross margin, and could materially and adversely affect our operating results and impair our financial condition. For the remainder of fiscal 2004, we intend to increase our research and development expenses in an attempt to accelerate the development of our next generation of CameraChip products. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average sales prices, our financial results will be adversely affected.

   We may never achieve the anticipated benefits from our operations in China.
   --------------------------------------------------------------------------

     Currently, wafer production, color filter application and sensor packaging are performed primarily in Asia and, to a limited extent, in Israel by third party manufacturers and service providers. Historically, our CameraChips have been shipped to our facility in the United States to undergo sensor testing before being shipped to customers. This process is time-consuming and relatively expensive and can result in damaged products. In December 2000, we established a Chinese subsidiary as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our CameraChips. We have initiated the process of moving final testing operations to our Chinese subsidiary and have begun to relocate some of our automated image testing equipment from the United States to China. We anticipate that we will substantially complete this transition prior to the end of fiscal 2004. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China. However, there are significant administrative, legal and governmental risks to operating in China that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. Consequently, we may never be able to achieve the anticipated cost savings from the transition of testing operations to China, resulting in failure to improve our gross margins. If our operations in China do not result in offsetting gains in the form of operating cost reductions, whether because of risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition could be adversely affected. The substantial risks from operating in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

   o difficulties in staffing and managing foreign operations, particularly in attracting and retaining personnel qualified to design, sell and support CMOS image sensors;

   o difficulties in coordinating our operations in China with those in California;

   o diversion of management attention;

   o difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

   o political and economic instability, which could have an adverse impact on foreign exchange rates in Asia and could impair our ability to conduct our business in China; and

   o inadequacy of the local infrastructure to support our needs.

   We may never achieve the anticipated benefits from our joint venture with
   -------------------------------------------------------------------------
   TSMC.
   ----

     In October 2003, we entered into an agreement with TSMC pursuant to which we agreed with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. We expect that VisEra will eventually be able to provide us with a committed supply of high quality manufacturing services and automated final testing services at competitive prices. However, there are significant legal, governmental and relationship risks to forming and developing VisEra, and we cannot ensure that we will be able to receive the expected benefits from this joint venture. For example, VisEra may not be able to provide manufacturing services or automated testing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the formation of VisEra provides us with an additional source for certain manufacturing services which, in the future, may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services. We are required to account for our investment in VisEra under the equity method, and any loss that VisEra incurs will negatively impact our reported earnings.

   We maintain a backlog of customer orders which is subject to cancellation or
    ---------------------------------------------------------------------------
   delay in delivery schedules, and any cancellation or delay may result in
   ------------------------------------------------------------------------
   lower than anticipated revenues.
   -------------------------------

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

   Our operations in China and our joint venture with TSMC will require
   --------------------------------------------------------------------
   substantial capital expenditures.
   --------------------------------

     We must meet certain minimal capital requirements applicable to our Chinese subsidiary and our joint venture with TSMC. Our Chinese subsidiary has $30.0 million in registered capital, $14.7 million of which had been funded as of January 31, 2004. The remaining $15.3 million must be funded by January 2005. In addition, we must meet certain financial requirements with regard to VisEra, our joint venture with TSMC. We have committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra's business and service capabilities develop over a number of years. Our net cash investment in the joint venture will approximate $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and net asset contributions to VisEra will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and grant a non-exclusive license to certain of our manufacturing and automated final testing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

technologies and patents. In the third phase, we will contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

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

   We have a limited history of profitability and may be unable to maintain our
   ----------------------------------------------------------------------------
   recent levels of profitability.
   ------------------------------

     We have a limited history of profitability and may be unable to sustain our recent levels of profitability. If we fail to sustain or increase our levels of profitability, our financial condition may be materially and adversely affected, and the trading price of our common stock may decline. Since our inception in 1995, we have achieved profitability on an annual basis only on two occasions, in fiscal 2000 and fiscal 2003. In fiscal 2001 we incurred a net loss of $11.6 million and in fiscal 2002 we incurred a net loss of $1.3 million. In fiscal 2000 and fiscal 2003, we recorded net income of $3.4 million and $15.3 million, respectively. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, our operations in China and capital commitments to our Chinese subsidiary and our joint venture with TSMC, which could impair our ability to sustain profitability. In addition, as we plan to hire additional personnel throughout various departments of our company, we expect selling, general and administrative and other expenses to increase. If we fail to attract qualified personnel with relevant experience, our ability to meet competitive challenges and create new products and technology to meet the demands of our customers will be adversely affected. Other risks associated with our business described elsewhere in this section could also affect our ability to sustain profitability, including the possibility that the end-markets for our products may not grow at the same rate as they did in fiscal 2003 and the first three quarters of fiscal 2004. If our revenues do not increase or if we cannot effectively control our expenses, we may be unable to sustain profitability at levels consistent with our financial performance in fiscal 2003, if at all.

   We may be unable to adequately protect our intellectual property and
   --------------------------------------------------------------------
   therefore we may lose some of our competitive advantage.
   -------------------------------------------------------

     We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, on August 21, 2002 we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, California for infringement of Taiwan patent NI-139439 that had been issued to us. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which decision was upheld by the Taiwan Ministry of Economic Affairs in November 2003. We intend to file an action with the High Administrative Court of Taiwan to reverse the grant of cancellation. If IC Media is ultimately successful, we may lose or suffer diminished rights in the challenged patent. In addition, if we are not successful in suits in which we claim that third parties infringe our patents or other intellectual property, our competitive position may be adversely affected.

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

   Litigation regarding intellectual property could divert management
   ------------------------------------------------------------------
   attention, be costly to defend and prevent us from using or selling the
   -----------------------------------------------------------------------
   challenged technology.
   ---------------------

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past, are currently, and may in the future be subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. See "Legal Proceeding" on
                                                           ----------------
page 43. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In one case we paid $3.5 million to settle a litigation matter. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to take actions such as:

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

     If we are subject to a successful claim of infringement and we fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, we may be unable to sell some or all of our products, and our operating results could be adversely affected. We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management attention.

   We may experience integration or other problems with potential acquisitions,
   ---------------------------------------------------------------------------
   which could have an adverse effect on our business or results of operations.
   ---------------------------------------------------------------------------
   New acquisitions could dilute the interests of existing stockholders, and
   -------------------------------------------------------------------------
   the announcement of new acquisitions could result in a decline in the price
   ---------------------------------------------------------------------------
   of our common stock.
   -------------------

     We may in the future make acquisitions of or large investments in businesses that offer products, services and technologies that we believe would complement our products, including other CMOS image sensor manufacturers. We may also make acquisitions of or investments in businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     We expect that any future acquisitions could provide for consideration to be paid in cash, shares of our common stock or a combination of cash and our common stock. If consideration for a transaction is paid in common stock, this would further dilute our existing stockholders.

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

     In addition, in recent fiscal quarters we have also seen significant growth in the level of our inventory and accounts receivables, net, and, at times, an increase in our days of sales outstanding, primarily as a result of our revenue growth in fiscal 2003 and the first half of fiscal 2004. Our failure to effectively manage our inventory levels could either result in excess inventories, which could adversely affect our gross margins and operating results, or lead to an inability to fill customer orders, which would result in lower sales and could harm our relationships with existing and potential customers. As part of the increase in our sales during the nine months ended January 31, 2004 our accounts receivables increased while days sales outstanding decreased. If we do not manage effectively our accounts receivable, our cash balance and operating results will be adversely affected.

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

   Our future tax rates could be higher than expected if the proportion of
   -----------------------------------------------------------------------
   future operating income generated outside the U.S. by our foreign
   -----------------------------------------------------------------
   subsidiaries is less than we expect.
    ----------------------------------

     A number of factors will affect our tax rate in the future, and the combined effect of these factors will result in an increase in our effective rate in fiscal 2004 as compared to our effective tax rate in fiscal 2003. This will adversely affect our operating results. A key factor that will cause the rate to increase is that the financial statement benefit of reversing the valuation allowance offsetting net deferred tax assets has already been fully recognized as of the end of fiscal 2003. If our foreign subsidiaries are unable to achieve operating income in fiscal 2004, our effective tax rate in fiscal 2004 may be higher than the combined federal and state statutory rates. We expect that our tax rate for fiscal 2004 will be higher than our effective tax rate in fiscal 2003.

   Our sales through distributors increase the complexity of our business,
   ----------------------------------------------------------------------
   which may increase our operating costs and may reduce our ability to
   --------------------------------------------------------------------
   forecast revenues.
   -----------------

     During fiscal 2003 and the nine months ended January 31, 2004, approximately 32% and 28%, respectively, of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

   Failure to obtain design wins could cause our market share and revenues to
   --------------------------------------------------------------------------
   decline and could impair our ability to grow our business in the future.
   -----------------------------------------------------------------------

     Our future success is dependent upon manufacturers designing our CameraChips into their products. To achieve design wins, which are decisions by those manufacturers to design our products into their systems, we must define and deliver cost effective and innovative semiconductor solutions. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our CameraChips to such prospective customer in the future because once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier. Accordingly, if we fail to achieve design wins with key camera device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

   Our lengthy manufacturing, packaging and assembly cycle, in addition to our
   ---------------------------------------------------------------------------
   customers' design cycle, may result in uncertainty and delays in generating
   ---------------------------------------------------------------------------
   revenues.
   --------

     The production of our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting fourteen to sixteen weeks or more. Additional time may pass before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenues, if any, from these expenditures. This delay makes it more difficult to forecast customer demand, which adds uncertainty to the manufacturing planning process and could adversely affect our operating results.

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

   o the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products;

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

   o the deferral of customer orders in anticipation of new products, product designs or enhancements by us; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


   o the announcement and introduction of products and technologies by our competitors.

     In addition, our introduction of new products and our product mix have affected and may continue to affect our quarterly operating results. Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. We typically experience lower yields when manufacturing new products through the initial production phase, and consequently our gross margins on new products have historically been lower than our gross margins on our more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses, including our future capital commitments to our Chinese subsidiary and our joint venture with TSMC, and our inventory levels are based on our expectations of future revenues and are relatively fixed. Consequently, if we do not achieve revenues in any quarter as expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially future quarters, may be harmed.

     Any one or more of these factors is difficult to forecast and could result in fluctuations in our quarterly operating results. Our operating results in a given quarter could be substantially less than anticipated, and, if we fail to meet market analyst expectations, a substantial decline in our stock price could result. Fluctuations in our quarterly operating results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance.

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

     Sales outside of the United States accounted for approximately 94% and 74% of our revenues for fiscal 2003 and fiscal 2002, respectively, for approximately 98% and 95% of our revenues for the three months ended January 31, 2004 and 2003, respectively, and for approximately 99% and 93% of our revenues for the nine months ended January 31, 2004 and 2003, respectively. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

   We may not achieve the anticipated benefits of our alliances with, and
   ----------------------------------------------------------------------
   strategic investments in, third parties.
   ---------------------------------------

     We expect to develop our business partly through forming alliances or joint ventures with, and making strategic investments in, other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003 we completed an investment in a chip-scale packaging service company, and in June 2003 we completed an investment in another packaging service company. In addition, we entered into an agreement with TSMC in October 2003 to form a joint venture in Taiwan which will provide manufacturing services and automated final testing services. We expect to continue to utilize partnerships, strategic alliances and investments,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

   The high level of complexity and integration of our products increases the
   --------------------------------------------------------------------------
   risk of latent defects, which could damage customer relationships and
   ---------------------------------------------------------------------
   increase our costs.
   ------------------

     Because we integrate many functions on a single chip, our products are complex and are based upon evolving technology. The integration of additional functions into the complex operations of our products could result in a greater risk that customers or end users could discover latent defects or subtle faults after volumes of product have already been shipped. Although we test our products, we have in the past and may in the future encounter defects or errors. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.

   Our customers experience fluctuating product cycles and seasonality, which
   --------------------------------------------------------------------------
   could cause our results of operations to fluctuate from period to period.
   ------------------------------------------------------------------------

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

and financial condition. Our success depends to a significant extent on the continued service of our senior management, in particular, Shaw Hong, our President and Chief Executive Officer, Raymond Wu, our Executive Vice President, John T. Rossi, our Vice President of Finance and Chief Financial Officer and certain other key technical personnel. None of our senior management is bound by an employment or non-competition agreement. We do not maintain key man life insurance on any of our employees.

     Our success also depends on our ability to identify, attract and retain qualified sales, marketing, finance, management and technical personnel, particularly analog or mixed signal design engineers. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues and product development efforts could be harmed.

   Our operations may be impaired as a result of disasters, business
   -----------------------------------------------------------------
   interruptions or similar events.
    ------------------------------

     Disasters such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees' and customers' health could materially and adversely affect our operating results and financial condition. In particular, our Asian operations and most of our third party manufacturers and service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within close proximity of that geographic area could be tremendously disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.

   Acts of war and terrorist acts may seriously harm our business and revenue,
   --------------------------------------------------------------------------
   costs and expenses and financial condition.
   ------------------------------------------

     Acts of war or terrorist acts, wherever located around the world, may cause damage or disruption to our business, employees, facilities, suppliers, distributors or customers, which could significantly impact our revenue, costs, expenses and financial condition. In addition, as a company with significant operations and major distributors and customers located in Asia, we may be adversely impacted by heightened tensions and acts of war that occur in locations such as the Korean Peninsula, Taiwan and China. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are uninsured for losses and interruptions caused by terrorist acts and acts of war.

Risks related to our stock
--------------------------

   Provisions in our charter documents and Delaware law, as well as our
   --------------------------------------------------------------------
   stockholders' rights plan, could prevent or delay a change in control of our
   ----------------------------------------------------------------------------
   company and may reduce the market price of our common stock.
   -----------------------------------------------------------

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

right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $20.00 (reflecting the stock split that took effect on February 17, 2004), subject to adjustment. The exercise of the rights could have the effect of delaying, deferring or preventing a change of control of our company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock.

   Our stock has been and will likely continue to be subject to substantial
   ------------------------------------------------------------------------
   price and volume fluctuations due to a number of factors, many of which are
   ---------------------------------------------------------------------------
   beyond our control, that may prevent our stockholders from selling our
   ----------------------------------------------------------------------
   common stock at a profit.
   ------------------------

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002, the trading price of our common stock has ranged from a high of $33.83 per share to a low of $1.18 per share. The closing sales price of our common stock on March 11, 2004 was $26.52. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange Risk
     ------------------------------

     We sell our products globally, in particular, to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.

     All of our transactions with our vendors and customers are carried out in U.S. dollars. The only expenses the Company incurs in currencies other than U.S. dollars are certain costs affecting gross profits, selling, general and administrative and research and development expenses, which are primarily incurred in China, where renminbi ("RMB") is the local currency. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. These certain expenses that are denominated in currencies other than U.S. dollars have not historically been a material percentage of our revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     We do not believe that our foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar. Moreover, given that the only expenses that we incur in denominations other than U.S. dollars are certain cost affecting gross profits, selling, general and administrative and research and development expenses (which historically have not been a significant percentage of our revenues), we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

     We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments as we do not believe that we currently have any significant direct foreign currency exchange rate risk. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products, and results of operations.

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


ITEM 4.   CONTROLS AND PROCEDURES

    (a) Disclosure Controls and Procedures.
        ----------------------------------

     We maintain disclosure controls and procedures that are designed to provide us with a reasonable level of assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15e promulgated under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in providing us with a reasonable level of assurance that our control objectives, as discussed above in the first sentence of this paragraph, were met.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On November 29, 2001, a complaint captioned McKee v. OmniVision
                                                 -------------------
Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the
---------------------------------------------------------
United States District Court for the Southern District of New York against OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. A proposal has been made for the settlement and release of claims against the issuer defendants, including our Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We believe that the settlement will not have any material adverse affect on our financial condition, results of operations or cash flows.

     On August 21, 2002, we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 that had been issued to us related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which decision was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, we filed an action with the High Administrative Court of Taiwan to reverse the grant of cancellation.

     On October 11, 2002, we filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In our complaint, we allege misappropriation of trade secrets, unfair competition and other business torts, and seek damages and injunctive relief. IC Media Corporation has answered the complaint by denying the allegations and raising various defenses. In accordance with the Alternative Dispute Resolution practices of the Court, this matter was submitted for non-binding arbitration. On February 19, 2004, the Court issued a notice reflecting the parties' agreement to withdraw from arbitration and to submit the matter to non-binding mediation.

     On June 30, 2003, Mr. Chia-Chin Ku filed a complaint in Santa Clara County Superior Court against us and our president and chief executive officer, Mr. Shaw Hong. Mr. Ku never served the complaint on us. On January 29, 2004, the Court dismissed the complaint on its own motion due to Mr. Ku's failure to make any appearance in the case, failure to show cause in writing why the dismissal should not be entered, or otherwise pursue the case after filing the complaint.

     On July 14, 2003, Sunex, Inc. filed a complaint against us in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of our cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney's fees. Sunex's complaint relates to parts delivered by Sunex to us in the fiscal quarters ended January 31, 2003 and April 30, 2003 and our cancellation in that quarter of additional purchase orders we had previously placed with Sunex. In October 2003, the Superior Court granted Sunex's request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond, in lieu of an attachment, which we posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. We intend to defend ourselves vigorously and have filed a counterclaim against Sunex in which we allege breach of contract and breach of warranties, and seek damages in an amount yet to be determined. We believe that any amount we may ultimately owe Sunex in excess of the amount we had accrued as of January 31, 2004 will not have a material adverse affect on our financial condition, results of operations or cash flows.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
    --------


    Exhibit
    Number                               Description
    ------   ------------------------------------------------------------------
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


(b) Reports on Form 8-K.
    -------------------

     We furnished a Current Report on Form 8-K on November 19, 2003 announcing our financial results for our second fiscal quarter ended October 31, 2003. Such report was "furnished," but not "filed."

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



Dated: March 16, 2004

                                   By:           /s/ SHAW HONG
                                       ------------------------------------
                                                   Shaw Hong
                                Chief Executive Officer, President and Director
                                         (Principal Executive Officer)



Dated: March 16, 2004

                                   By:           /s/ JOHN T. ROSSI
                                       ------------------------------------
                                                   John T. Rossi
                                       Vice President of Finance and Chief
                                        Financial Officer (Principal Financial
                                             and Accounting Officer)