Form 10-Q/A
period 2003-07-31
OMNIVISION TECHNOLOGIES INC
filed 2004-07-14
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     At September 10, 2003, 53,861,596 shares of common stock of the Registrant were outstanding.

EXPLANATORY NOTE

     This amended Quarterly Report on Form 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of our condensed consolidated financial statements as of and for the period ended January 31, 2004 as described in Note 1 to the condensed consolidated financial statements and to report in the equity section of the balance sheet the benefit from exercises of stock options, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement (which do not include “Factors Affecting Future Results”), (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing of this amended Quarterly Report on Form 10-Q, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits in accordance with this amended Quarterly Report on Form 10-Q. We have made no further changes to the previously filed Form 10-Q. All information in this amended Quarterly Report on Form 10-Q is as of the date the Quarterly Report on Form 10-Q was originally filed and does not reflect any subsequent information or events other than those reflected in the restatement.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	July 31,	April 30,
	2003	2003
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$164,898	$50,438
Short-term investments	15,997	10,224
Accounts receivable, net	26,892	19,133
Inventories	15,565	13,642
Refundable and deferred income taxes	6,438	7,642
Prepaid expenses and other assets	2,310	1,195

Total current assets	232,100	102,274
Property, plant and equipment, net	15,863	12,456
Long-term investments	4,854	2,845
Other non-current assets	387	378

Total assets	$253,204	$117,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,731	$10,528
Accrued expenses and other liabilities	12,032	8,037
Deferred income on shipments to distributors	2,219	2,845

Total current liabilities	33,982	21,410

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,613,672 and 46,805,816 shares issued and outstanding	54	47
Additional paid-in capital	221,215	104,824
Deferred compensation related to stock options	(102)	(159)
Accumulated deficit	(1,945)	(8,169)

Total stockholders’ equity	219,222	96,543

Total liabilities and stockholders’ equity	$253,204	$117,953

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	July 31,
	2003	2002
	(restated)
Revenues	$46,839	$16,790
Cost of revenues(1)	29,460	10,274

Gross profit	17,379	6,516

Operating expenses:
Research and development	3,580	2,630
Selling, general and administrative	4,490	2,080
Stock-based compensation charge(2)	101	114

Total operating expenses	8,171	4,824

Income from operations	9,208	1,692
Interest income, net	222	216

Income before income taxes	9,430	1,908
Provision for income taxes	3,206	286

Net income	$6,224	$1,622

Net income per share:
Basic	$0.13	$0.04

Diluted	$0.12	$0.03

Shares used in computing net income per share:
Basic	47,696	44,529

Diluted	53,638	48,274

(1) Stock-based compensation charges:
Cost of revenues (included)	$2	$3

(2) Other stock-based compensation charges by functional area:
Research and development	$28	$46
Selling, general and administrative	73	68

	$101	$114

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	July 31,
	2003	2002
	(restated)
Cash flows from operating activities:
Net income	$6,224	$1,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	255	205
Amortization of deferred compensation	103	117
Tax benefits from stock option exercises	889	—
Changes in assets and liabilities:
Accounts receivable, net	(7,759)	(2,787)
Inventories	(1,923)	(2,831)
Refundable and deferred income taxes	1,204	—
Prepaid expenses and other assets	(1,124)	(1,295)
Accounts payable	9,203	3,723
Accrued expenses and other liabilities	3,995	148
Deferred income on shipments to distributors	(626)	223

Net cash provided by (used in) operating activities	10,441	(875)

Cash flows from investing activities:
Purchase of short-term investments	(5,773)	—
Proceeds from sale of short-term investments	—	2,002
Purchase of long-term investment	(2,009)	—
Purchases of property, plant and equipment	(3,662)	(1,457)

Net cash provided by (used in) investing activities	(11,444)	545

Cash flows from financing activities:
Proceeds from issuance of common stock, net	115,463	804
Payment for repurchase of common stock, net	—	(1)

Net cash provided by financing activities	115,463	803

Net increase in cash and cash equivalents	114,460	473
Cash and cash equivalents at beginning of period	50,438	55,803

Cash and cash equivalents at end of period	$164,898	$56,276

Supplemental cash flow information:
Taxes paid	$800	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2003 and 2002
(unaudited)

Note 1 — Basis of Presentation and Restatement

    Overview

     The accompanying unaudited condensed consolidated financial statements as of July 31, 2003 and April 30, 2003 and for the three months ended July 31, 2003 and 2002 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the “Company” or “OmniVision”) in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2003 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended April 30, 2003, included in the Company’s Annual Report on Form 10-K.

     On January 20, 2004, the Company announced that its Board of Directors had approved a 2-for-1 split of the Company’s common stock to be effected in the form of a stock dividend payable to stockholders of record on January 30, 2004. Stockholders of record received one additional share of common stock for every share held on January 30, 2004. The stock split was effected after the close of market on February 17, 2004 and the additional shares were distributed on February 18, 2004. All share and per share data in this Quarterly Report on Form 10-Q/A are presented on a post-stock split basis.

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

    Restatement of Previous Quarterly Financial Statements

     On June 23, 2004, the Company issued a press release and filed a Current Report on Form 8-K announcing that the Company was restating its financial results for its quarters ended July 31, 2003, October 31, 2003 and January 31, 2004.

     The restatements arose out of an internal review which was initiated in response to issues raised by an employee. The management of the Company notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

     The restatement of the Company’s financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which the Company recognizes revenue on a “sell-through” basis, were not reported to the Company by one of its distributors in a timely manner. Additionally, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2003 and 2002
(unaudited)

the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition. Both management and the Audit Committee determined that the errors did not have material effects on quarterly or annual financial statements for fiscal 2003 and consequently decided not to restate the quarterly or annual financial results for such periods.

     The following tables present amounts from operations and the balance sheet as previously reported and as restated:

	Three Months Ended
	July 31, 2003
	(Reported)	(Restated)
Revenues	$46,492	$46,839
Cost of revenues(1)	29,128	29,460

Gross profit	17,364	17,379

Operating expenses:
Research and development	3,580	3,580
Selling, general and administrative	4,490	4,490
Stock-based compensation(2)	101	101

Total operating expenses	8,171	8,171

Income from operations	9,193	9,208
Interest income, net	222	222

Income before income taxes	9,415	9,430
Provision for income taxes	3,201	3,206

Net income	$6,214	$6,224

Net income per share:
Basic	$0.13	$0.13

Diluted	$0.12	$0.12

Shares used in computing net income per share:
Basic	47,696	47,696

Diluted	53,638	53,638

(1) Stock-based compensation included in Cost of revenues	$2	$2

(2) Stock-based compensation by functional area:
Research and development	$28	$28
Selling, general and administrative	73	73

	$101	$101

Balance Sheet Items:
Accounts Receivable, net	26,366	26,892
Inventories	15,897	15,565
Total Assets	253,010	253,204
Accrued expenses and other current liabilities	12,737	12,032
Total current liabilities	34,687	33,982
Shareholders’ Equity	218,323	219,222

Note 2 — Summary of Significant Accounting Policies

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2003 and 2002
(unaudited)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2003 and 2002
(unaudited)

    Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board (“FASB”) FASB Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” (“SFAS 148”). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Deferred compensation is amortized over the vesting period on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. SFAS 123 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee and is referenced to in this Note as “as adjusted” (in thousands, except per share amounts):

	Three Months Ended
	July 31,
	2003	2002
	(restated)
Net income, as reported	$6,224	$1,622
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	38	79
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	3,105	1,394

As adjusted net income	$3,157	$307

Net income per share — Basic:
As reported	$0.13	$0.04

As adjusted	$0.07	$0.01

Net income per share — Diluted:
As reported	$0.12	$0.03

As adjusted	$0.06	$0.01

Shares used in computing net income per share — Basic:
As reported	47,696	44,529

As adjusted	47,696	44,529

Shares used in computing net income per share — Diluted:
As reported	53,638	48,274

As adjusted	50,468	44,844

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2003 and 2002
(unaudited)

    Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 has no material impact on the Company’s financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position and results of operations.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2003 and 2002
(unaudited)

Note 3 — Balance Sheet Accounts (In Thousands)

	July 31,	April 30,
	2003	2003
Cash and cash equivalents:
Cash	$1,378	$941
Money market funds	103,629	25,363
Commercial paper	59,891	24,134

	$164,898	$50,438

Accounts receivable:	(restated)
Accounts receivable	$29,695	$21,188
Less: Allowance for doubtful accounts	(1,315)	(915)
Sales return reserve	(1,488)	(1,140)

	$26,892	$19,133

Inventories:	(restated)
Work in progress	$10,686	$8,942
Finished goods	4,879	4,700

	$15,565	$13,642

Prepaid expenses and other assets:
Prepaid expenses	$2,196	$1,187
Other receivables	114	8

	$2,310	$1,195

Property, plant and equipment, net:
Building	$8,432	$—
Building improvements	3,373	—
Machinery and equipment	4,901	3,607
Furniture and fixtures	201	283
Software	1,087	976
Construction in progress	894	10,986

	18,888	15,852
Less: Accumulated depreciation and amortization	(3,025)	(3,396)

	$15,863	$12,456

Note 4 — Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three months ended July 31, 2002, 42,600 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on The Nasdaq Stock Market.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2003 and 2002
(unaudited)

     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2003	2002
	(restated)
Numerator:
Net income	$6,224	$1,622

Denominator:
Weighted average shares	47,774	44,844
Weighted average unvested common stock subject to repurchase	(78)	(315)

Denominator for basic net income per share	47,696	44,529
Effect of dilutive securities:
Common stock options	5,864	3,430
Unvested common stock subject to repurchase	78	315

Denominator for dilutive net income per share	53,638	48,274

Basic net income per share	$0.13	$0.04

Diluted net income per share	$0.12	$0.03

     In July 2003, the Company sold 6,186,452 shares of common stock in a follow-on public offering at a price of $19.38 per share for net proceeds of approximately $113.9 million. The incremental shares are reflected in the weighted average shares outstanding as of and for the three-month period ended July 31, 2003.

Note 5 — Segment, Product Line and Geographic Information

     The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

     Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Three Months Ended
	July 31,
	2003	2002
	(restated)
Digital image sensors	$38,461	$8,494
Analog image sensors	8,378	8,296

Total	$46,839	$16,790

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2003 and 2002
(unaudited)

     The Company sells its products primarily to customers in the Asia Pacific region and in the United States of America. Revenues by geographic locations are not necessarily representative of the geographic distribution of sales into end-user markets as the Company’s customers sell their products globally. The revenues by geographic locations in the following table are based on the country or region in which the customer is located (in thousands):

	Three Months Ended
	July 31,
	2003	2002
	(restated)
Hong Kong	$18,959	$7,647
Taiwan	15,770	4,142
China	5,851	427
United States	624	2,778
All other	5,635	1,796

	$46,839	$16,790

     In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $4.0 million during fiscal 2003. A total of $11.5 million of the $30.0 million of registered capital of the subsidiaries had been funded as of July 31, 2003, from the Company’s available working capital. The remaining $18.5 million of registered capital must be funded as follows; $3.2 million by January 2004, and $15.3 million by January 2005. The $11.5 million invested through July 31, 2003, was used primarily to pay for the construction of a building and associated leasehold improvements.

     The Company’s long-lived assets are located in the following countries (in thousands):

	July 31,	April 30,
	2003	2003
China	$12,181	$8,968
United States	3,775	3,588
Taiwan	4,907	2,845
All other	241	278

	$21,104	$15,679

Note 6 — Employee Stock Options and Stock Purchase Plans

    Employee Stock Option Grants

     Options to purchase 2,842,850 shares of common stock were granted to employees during the three months ended July 31, 2003. As of July 31, 2003, options to purchase 9,720,176 shares of common stock were outstanding.

    2000 Employee Stock Purchase Plan

     As of July 31, 2003, 1,351,960 shares had been purchased under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2003 and 2002
(unaudited)

    Fair Value Disclosures

     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $12.62 and $4.68 during the three months ended July 31, 2003 and 2002, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three months ended July 31, 2003 and 2002:

	Employee Stock Option
	July 31,
	2003	2002
Risk-free interest rate	1.73%	2.10%
Expected term of options (in years)	3.5	3.5
Expected volatility	130.4%	134.6%
Expected dividend yield	0%	0%

     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three months ended July 31, 2003 and 2002 was $4.48 and $3.29, respectively.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase
	July 31,
	2003	2002
Risk-free interest rate	1.16%	1.80%
Expected term of options (in years)	0.5	0.5
Expected volatility	130.4%	134.6%
Expected dividend yield	0%	0%

Note 7 — Commitments and Contingencies

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2003 and 2002
(unaudited)

OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including OmniVision. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A proposal has been made for the settlement and release of claims against the issuer defendants, including OmniVision. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously.

     On August 21, 2002 the Company initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 owned by OmniVision. The action was brought in the Civil Tribunal of the Shih Lin District Court and assigned Civil Action Number 91 Su-Zi 1074. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to the Company’s patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to the Company’s Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439. On August 22, 2003, OmniVision appealed the decision of the Taiwan Intellectual Property Office to the Taiwan Ministry of Economic Affairs.

     On June 30, 2003, Mr. Chia-Chin Ku filed a complaint in Santa Clara County Superior Court against the Company and its president and chief executive officer, Mr. Shaw Hong. The complaint alleges that, by forming OmniVision in 1995, Mr. Hong breached a fiduciary duty owed to HK Technology, Inc., a privately-held corporation Mr. Hong and others founded in 1988. The complaint further alleges that the Company “misappropriated and converted” assets and technology belonging to HK Technology, Inc. The complaint seeks damages in an unspecified amount. The Company believes that it has meritorious defenses to the allegations and claims and intends to defend itself vigorously. The Company understands that HK Technology, Inc. has not engaged in significant substantive operations since the early 1990s. The Company also understands that HK Technology Inc.’s primary line of business was the design of chipsets for personal computers, and that it did not engage in any business concerning image sensors, which is OmniVision’s primary line of business. The Company does not believe that OmniVision’s technology or products incorporate or use any proprietary technology of HK Technology, Inc.

     On July 14, 2003, Sunex, Inc. filed a complaint against OmniVision in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of the Company’s cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint relates to parts delivered by Sunex to OmniVision in the quarter ended April 30, 2003 and the Company’s cancellation in that quarter of additional purchase orders it had previously placed with Sunex. The Company intends to defend itself vigorously and has filed a counterclaim against Sunex in which the Company alleges breach of contract and breach of warranties, and seeks damages in an amount yet to be determined. The Company believes that any amount it may ultimately owe Sunex in excess of the amount it had accrued as of April 30, 2003 will not have a material adverse affect on its financial condition or results of operation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.” These forward-looking statements include, but are not limited to: the statements relating to the completion of the consolidation of our testing operations in China, the expansion of the scope of our operations at our Chinese facility and the expansion of our testing capabilities in the seventh paragraph under “Overview;” the statements relating to maintaining our position as a leader in CMOS sensor technology in the eighth paragraph under “Overview;” the statements relating to the future revenues from sales of CameraChips for digital applications in the third paragraph under “Revenues;” the statements relating to our gross margin during the remainder of fiscal 2004 in the first paragraph under “Gross Profit;” the statements relating to research and development expenses during the remainder of fiscal 2004 in the second paragraph under “Research and Development;” the statements relating to future selling, general and administrative expenses in the second paragraph under “Selling, General and Administrative;” the statements relating to the expected effective tax rate for fiscal 2004 under “Provision for Income Taxes;” the statements relating to the expected effect of our contractual obligations and commercial commitments on our liquidity and cash flows in future periods in the first paragraph under “Contractual Obligations and Commercial Commitments;” the statements relating to the consolidation of our testing operations in China, the expansion of the scope of our operations at our Chinese facility, the expansion of our testing capabilities, the funding of the capital commitment to our Chinese subsidiary, third party financing, the issuance of equity securities and the issuance of debt securities in the second paragraph under “Contractual Obligations and Commercial Commitments;” the statements relating to cash resources available to meet capital requirements in the third paragraph under “Contractual Obligations and Commercial Commitments;” the statements relating to the effect of and exposure to foreign currency exchange rate risk under “Foreign Currency Exchange Risk;” the statements relating to the effect of and exposure to market interest rate risk under “Quantitative and Qualitative Discussion of Market Interest Rate Risk;” the statements relating to our expectation of the ability of our disclosure controls and procedures to prevent errors in the first paragraph under “Controls and Procedures;” and the statements relating to the affect that the implementation of a new enterprise resource planning system will have on our internal controls in the fourth paragraph under “Controls and Procedures;” among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Results.” All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

    Recent Events and Restatement

     We have restated our financial statements for the first, second and third quarters of fiscal 2004. We have filed Form 10-Q/As for each of these quarters to reflect the restatement of the financial information for such periods.

     The restatements arose out of an internal review which was initiated in response to issues raised by an employee. We notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

     The restatement of our financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which we recognize revenue on a “sell-through” basis, were not reported to us by one of our distributors in a timely manner. Additionally, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition. Both management and the Audit Committee determined that the errors did not have material effects on quarterly or annual

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

financial statements for fiscal 2003 and, consequently, decided not to restate the quarterly or annual financial results for such periods.

Overview

     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called the CameraChip™, is used to capture an image in a number of consumer and commercial mass market applications. Our CameraChips are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. We have designed our CameraChip as a single chip solution that integrates several distinct functions including image capture, image processing, color processing and the conversion and output of a fully processed image or video stream. Our highly integrated CMOS CameraChips help enable mass market camera device manufacturers to build camera applications that generally have high image quality and resolution, are low cost, small in size, and consume low amounts of power.

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

     In July 2003, we sold 6,186,452 shares of common stock at a price of $19.38 per share for net proceeds of approximately $113.9 million.

     As of July 31, 2003, we had $164.9 million in cash and cash equivalents and $16.0 million in short-term investments. To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument due to changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

    Critical Accounting Policies

     For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

    Results of Operations, 2004 periods as restated, see Note 1

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	July 31,
	2003	2002
Revenues	100.0%	100.0%
Cost of revenues	62.9	61.2

Gross profit	37.1	38.8

Operating expenses:
Research and development	7.7	15.6
Selling, general and administrative	9.6	12.4
Stock compensation charge	0.2	0.7

Total operating expenses	17.5	28.7

Income from operations	19.6	10.1
Interest income, net	0.5	1.3

Income before income taxes	20.1	11.4
Provision for income taxes	6.8	1.7

Net income	13.3%	9.7%

Three Months Ended July 31, 2003 as Compared to Three Months Ended July 31, 2002

Revenues, 2004 periods as restated, see Note 1

     We derive revenues from the sale of our CameraChip products for use in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, video game consoles and security and surveillance cameras. Revenues for the three months ended July 31, 2003 and 2002 were approximately $46.8 million and $16.8 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

	Three Months Ended
	July 31,
	2003	2002
Digital image sensors	$38,461	$8,494
Analog image sensors	8,378	8,296

Total	$46,839	$16,790

     Digital Revenues. Revenues from sales of CameraChips for digital applications increased 352.8% to approximately $38.5 million for the three months ended July 31, 2003 from $8.5 million for the three months ended July 31, 2002 and represented 82.1% and 50.6% of our revenues in the three months ended July 31, 2003 and 2002, respectively. This increase in revenue from sales of CameraChips for digital image sensor applications was due to increased unit sales. We believe this increase resulted from heightened demand for CameraChips designed for digital still cameras, toys and games, partially offset by a slight decrease in the revenues from the cell phone market as a result of the transition from attachment cameras to embedded cameras. We expect our revenue from sales of our CameraChips for digital applications will increase in the second quarter fiscal 2004 primarily as a result of increased sales of CMOS image sensors in the digital still camera markets, cell phones with embedded cameras and video games incorporating camera devices.

     Analog Revenues. Revenues from sales of CameraChips for analog applications increased 1.0% to approximately $8.4 million for the three months ended July 31, 2003 from $8.3 million for the three months ended July 31, 2002 and represented 17.9% and 49.4% of our revenues in the three months ended July 31, 2003 and 2002, respectively. We believe this decrease in sales of CameraChips for analog image sensor applications was due primarily to decreased demand for our CameraChips for use in security surveillance cameras.

    Revenues from Sales to OEMs and VARs as Compared to Distributors

     We sell our CameraChips either directly to OEMs and VARs or through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in each of the three months ended July 31, 2003 and 2002:

	Three Months Ended
	July 31,
	2003	2002
OEMs and VARs	60.8%	59.7%
Distributors	39.2	40.3

Total	100.0%	100.0%

     OEMs and VARs. In the three months ended July 31, 2003 and 2002, no single OEM or VAR customer accounted for more than 10% of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     Revenues from Distributors. In the three months ended July 31, 2003, our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for approximately 28.6% of revenues. This revenue figure for sales to World Peace includes purchases by World Peace’s subsidiary, GainTune based in Hong Kong. For the three months ended July 31, 2003, no other distributor customer accounted for 10% or more of our revenues. Our largest distributor during the three months ended July 31, 2002 was World Peace, which accounted for 24.4% of revenues including sales to World Peace’s subsidiary, GainTune. For the three months ended July 31, 2002, no other distributor customer accounted for 10% or more of our revenues.

    Revenues from Domestic Sales as Compared to Foreign Sales

     The following table illustrates the percentage of revenues from sales of our CameraChip products to domestic customers as compared to foreign customers for the three months ended July 31, 2003 and 2002:

	Three Months Ended
	July 31,
	2003	2002
Domestic sales	1.3%	16.6%
Foreign sales	98.7	83.4

Total	100.0%	100.0%

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

Gross Profit, 2004 periods as restated, see Note 1

     Gross margins for the three months ended July 31, 2003 and 2002 were 37.1% and 38.8% of revenues, respectively. The decrease in gross margin for the three months ended July 31, 2003, as compared to the similar period in the prior year, was primarily due to a reduction in sales of previously written-off inventory, as well as to a shift in product mix in the cell phone market from sensor arrays sold in chip form to module-based products, which typically carry lower gross margins. The module-based product is sold with respect to cell phone applications. For the three months ended July 31, 2003, approximately $0.3 million of the margin was attributable to gross profit from the sale of previously written-off inventory. Excluding the revenues and gross profit from the sale of the written-off inventory, the gross margin for the three months ended July 31, 2003 would have been approximately 36.7% of revenues as compared to 35.8% of revenues during the similar period in the prior year. Excluding the impact of any sales of previously written-off inventory, we expect our gross margin during the remainder of fiscal 2004 to remain relatively stable as compared to the similar period in fiscal 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     The following table summarizes the effect of sales of previously written-off inventory on our gross profits for the three months ended July 31, 2003 and 2002 (in thousands):

	Three Months Ended
	July 31,
	2003	2002
Sales of all products	$46,839	$16,790
Gross profit	$17,379	$6,516
Gross margin	37.1%	38.8%
Sales excluding products for which the costs were previously written off	$46,506	$15,995
Gross profit excluding the effect of sales of products for which the costs were previously written off	$17,046	$5,721
Gross margin excluding the effect of sales of products for which the costs were previously written off	36.7%	35.8%

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

     The increase on an absolute dollar basis in research and development of approximately $1.0 million for the three months ended July 31, 2003 from the similar period in the prior year resulted primarily from a $0.4 million increase in salary and payroll-related expenses associated with additional personnel and $0.3 million in expenses related to new product development required to improve our current product line and support new product introductions. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. Research and development expenses also increased for the three month period ended July 31, 2003 due to a $0.1 million increase in patent prosecution related expenses. The decline in research and development as a percentage of revenues was due to the proportionately greater increase in revenues for the three months ended July 31, 2003 from levels in the prior year. We expect research and development expenses to increase in absolute dollars in the remainder of fiscal 2004 as we develop our next generation of CameraChip products and as we continue to grow our business, including our research and development team.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

Provision for Income Taxes, 2004 periods as restated, see Note 1

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

Liquidity and Capital Resources, 2004 periods as restated, see Note 1

     Principal sources of liquidity at July 31, 2003 consisted of cash, cash equivalents and short-term investments of $180.9 million.

     Our working capital increased by approximately $117.2 million to $198.1 million as of July 31, 2003 from $80.9 million as of April 30, 2003. The increase was primarily attributable to a $114.5 million increase in cash and cash equivalents principally resulting from our follow-on public offering of common stock in July 2003, a $7.8 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels during the three months ended July 31, 2003, a $5.8 million increase in short-term investments, a $1.9 million increase in inventories to support future sales and a $1.1 million increase in prepaid expenses and other assets, partially offset by a $9.2 million increase in accounts payable, and a $4.0 million increase in accrued expenses and other liabilities to support increased levels of operations. The $7.8 million increase in accounts receivable, net, reflects the higher level of sales during the three months ended July 31, 2003 and an increase in days sales outstanding to 52 days as of July 31, 2003 from 43 days as of April 30, 2003. The $1.9 million increase in inventories is attributable to higher inventory levels to support future sales. Inventory turns, calculated based on the fiscal quarters ended July 31, 2003 and April 30, 2003, remained relatively stable at 7.6 as of July 31, 2003 as compared to 7.2 as of April 30, 2003.

     For the three months ended July 31, 2003, net cash provided by operating activities totaled approximately $10.4 million as compared to our use of cash for operating activities of $0.9 million for the similar period in the prior year, primarily due to net income of approximately $6.2 million for the three months ended July 31, 2003 as compared to $1.6 million for the similar period in the prior year, a $9.2 million increase in accounts payable, a $4.0 million increase in accrued expenses and other liabilities, and a $1.2 million decrease in refundable and deferred income taxes, which were partially offset by a $7.8 million increase in accounts receivable, net, a $1.9 million increase in inventories to support future sales and a $1.1 million increase in prepaid expenses and other assets.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations and commercial commitments as of July 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than			After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Operating leases	$4,686	$1,051	$2,342	$839	$454
Noncancelable orders	46,873	46,873	—	—	—

Total contractual obligations	51,559	47,924	2,342	839	454
Other Commercial Commitments
Investment in China	18,500	3,200	15,300	—	—

Total contractual obligations and commercial commitments	$70,059	$51,124	$17,642	$839	$454

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

     We currently expect our available cash, cash equivalents, and short-term investments, together with cash that we anticipate to be generated from business operations, to be sufficient to satisfy our foreseeable working capital requirements. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Factors Affecting Future Results.” We encourage you to review these risks carefully. If we are unable to generate sufficient cash from our operations, it would have a material adverse effect on our business and financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Factors Affecting Future Results

     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. For the most recent description of the risks and uncertainties we face, please see “Factors Affecting Future Results” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which Annual Report is being filed with the SEC as of the same date as this amended Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures (as of the date of filing this amended Quarterly Report on Form 10-Q)

     We have restated our financial results for the quarters ended July 31, 2003, October 31, 2003 and January 31, 2004 to reflect adjustments to our previously reported financial information. The restatements arose out of an internal review which was initiated in response to issues raised by an employee. We notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

     The restatement of our financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which we recognize revenue on a “sell-through” basis, were not reported to us by one of our distributors in a timely manner. Additionally, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition.

     Partly in connection with the restatement of our financial statements for the first, second and third quarters for fiscal 2004, our Independent Registered Public Accounting Firm have identified material weaknesses in our internal controls and procedures relating to errors in our recognition of revenue resulting from incorrectly reviewing distributor reports and from incorrectly applying revenue recognition policies in accordance with title transfer, risk of loss and related shipping terms. Our Independent Registered Public Accounting Firm also noted a material weakness related to our need to increase our financial reporting and accounting staffing levels to ensure that we can meet our financial reporting obligations given the significant growth in our business in recent periods. In addition, our Independent Registered Public Accounting Firm reported additional observations and recommendations with respect to our financial reporting and internal controls. Correcting the identified material weaknesses and addressing the other issues identified by our Independent Registered Public Accounting Firm, responding to the findings of the internal review and the independent investigation and continuously strengthening our internal controls and financial reporting capabilities are some of our highest priorities. We have adopted and implemented measures to ensure that information required to be disclosed in this amended Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported accurately, and we continue to adopt and implement, several measures in connection with our ongoing efforts to improve our control processes and corporate governance in response to the issues identified in the internal review, independent investigation and the report of our Independent Registered Public Accounting Firm. These measures include the following:

•	Working in cooperation with the distributor who did not report resales of our CameraChips on a timely basis to receive sell-through data from such distributor for the full quarterly period.

•	Additional training of our sales and marketing staff and our financial reporting and accounting staff to be particularly attentive to reviewing distributor reports to prevent revenue recognition errors from occurring.

•	Additional training of our sales and marketing staff and our financial reporting and accounting staff as to be particularly attentive to the terms of purchase orders, including matters related to title transfer, risk of loss and related shipping terms, to prevent revenue recognition errors from occurring.

•	Augmenting our internal control and financial reporting staff, both domestically and abroad, to help ensure that we can adequately meet our financial reporting responsibilities as our business continues to grow.

•	Improving the documentation of our internal controls.

•	Improving our IT infrastructure on an enterprise-wide basis.

     We believe that we have addressed the specific accounting issues identified in the internal review and independent investigation. In addition, we believe we have improved, and are in the process of further improving, our infrastructure, personnel, processes and controls to help ensure that we are able to produce accurate financial statements on a timely basis. However, our growth in operations will continue to place a strain on our management systems, controls and resources. To address these issues, we will need to continue to improve our financial and managerial controls, reporting systems and procedures in the future and will need to continue to expand, train and manage our work force company-wide, including the size of our accounting and financial reporting staff. If we are unable to maintain an adequate level of financial processes and controls, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be harmed.

     While we continue to enhance our internal controls and procedures, we have instituted disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within our company may be detected.

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of both July 31, 2003, the end of our first quarter of fiscal 2004 and April 30, 2004, the end of fiscal 2004, our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

     Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date that we completed our evaluation.

     We are continuing to implement modules in our enterprise resource planning system, which we have started in 2003. We believe that we have adequate backup procedures and systems in place such that the process of implementing this enterprise resource planning system will not materially a adversely affect our internal controls.

PART II — OTHER INFORMATION

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

     On June 30, 2003, Mr. Chia-Chin Ku filed a complaint in Santa Clara County Superior Court against us and our president and chief executive officer, Mr. Shaw Hong. The complaint alleges that, by forming OmniVision in 1995, Mr. Hong breached a fiduciary duty owed to HK Technology, Inc., a privately-held corporation Mr. Hong and others founded in 1988. The complaint further alleges that we “misappropriated and converted” assets and technology belonging to HK Technology, Inc. The complaint seeks damages in an unspecified amount. We believe that we have meritorious defenses to the allegations and claims and intends to defend ourselves vigorously. We understand that HK Technology, Inc. has not engaged in significant substantive operations since the early 1990s. We also understand that HK Technology Inc.’s primary line of business was the design of chipsets for personal computers, and that it did not engage in any business concerning image sensors, which is OmniVision’s primary line of business. We do not believe that OmniVision’s technology or products incorporate or use any proprietary technology of HK Technology, Inc.

     On July 14, 2003, Sunex, Inc. filed a complaint against OmniVision in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of our cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint relates to parts delivered by Sunex to OmniVision in the quarter ended April 30, 2003 and our cancellation in that quarter of additional purchase orders we had previously placed with Sunex. We intend to defend ourselves vigorously and have filed a counterclaim against Sunex in which we allege breach of contract and breach of warranties, and seek damages in an amount yet to be determined. We believe that any amount we may ultimately owe Sunex in excess of the amount we had accrued as of April 30, 2003 will not have a material adverse affect on our financial condition or results of operation.

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

     Non-Audit Services.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit
Number	Description
10.16 *	Common Stock Purchase Warrant dated July 25, 2003 issued to our former chief financial officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Previously filed.

     (b) Reports on Form 8-K.

     We filed a Current Report on Form 8-K on June 11, 2003 to furnish information that our Board of Directors had issued a press release dated June 11, 2003 announcing our fiscal results for our fourth quarter and fiscal year ended April 30, 2003. Such report was “furnished,” but not “filed.”

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

OmniVision Technologies, Inc. (Registrant)

Dated: July 14, 2004

	By:	/s/ Shaw Hong

Shaw Hong Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: July 14, 2004

	By:	/s/ John T. Rossi

John T. Rossi Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.16 *	Common Stock Purchase Warrant dated July 25, 2003 issued to our former chief financial officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Previously filed.