Form 10-Q/A
period 2003-10-31
OMNIVISION TECHNOLOGIES INC
filed 2004-07-14
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No☐

     At December 8, 2003, 54,276,724 shares of common stock of the Registrant were outstanding.

EXPLANATORY NOTE

     This amended Quarterly Report on Form 10-Q is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of our condensed consolidated financial statements as of and for the period ended January 31, 2004 as described in Note 1 to the condensed consolidated financial statements and to report in the equity section of the balance sheet the benefit from exercises of stock options, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement (which do not include “Factors Affecting Future Results”), (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of this date of filing this amended Quarterly Report on Form 10-Q, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits in accordance with this amended Quarterly Report on Form 10-Q. We have made no further changes to the originally filed Form 10-Q. All information in this amended Quarterly Report on Form 10-Q is as of the date the Quarterly Report on Form 10-Q was originally filed and does not reflect any subsequent information or events other than those reflected in the restatement.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	April 30,
	2003	2003
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$173,796	$50,438
Restricted cash	1,068	—
Short-term investments	11,548	10,224
Accounts receivable, net	45,731	19,133
Inventories	25,505	13,642
Refundable and deferred income taxes	6,438	7,642
Prepaid expenses and other assets	1,696	1,195

Total current assets	265,782	102,274
Property, plant and equipment, net	18,370	12,456
Long-term investments	4,828	2,845
Other non-current assets	407	378

Total assets	$289,387	$117,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,031	$10,528
Accrued expenses and other liabilities	11,133	8,037
Deferred income	2,843	2,845

Total current liabilities	52,007	21,410

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,157,904 and 46,805,816 shares issued and outstanding	54	47
Additional paid-in capital	225,516	104,824
Deferred compensation related to stock options	(71)	(159)
Retained earnings (accumulated deficit)	11,881	(8,169)

Total stockholders’ equity	237,380	96,543

Total liabilities and stockholders’ equity	$289,387	$117,953

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
	(restated)		(restated)
Revenues	$77,998	$21,743	$124,837	$38,533
Cost of revenues(1)	48,425	13,063	77,885	23,337

Gross profit	29,573	8,680	46,952	15,196

Operating expenses:
Research and development	3,173	2,489	6,753	5,119
Selling, general and administrative	5,904	2,710	10,394	4,790
Stock-based compensation charge(2)	95	150	196	264

Total operating expenses	9,172	5,349	17,343	10,173

Income from operations	20,401	3,331	29,609	5,023
Interest income, net	548	216	770	432

Income before income taxes	20,949	3,547	30,379	5,455
Provision for income taxes	7,123	532	10,329	818

Net income	$13,826	$3,015	$20,050	$4,637

Net income per share:
Basic	$0.26	$0.07	$0.39	$0.10

Diluted	$0.23	$0.06	$0.35	$0.09

Shares used in computing net income per share:
Basic	53,946	44,876	50,812	44,696

Diluted	60,295	48,882	57,654	49,910

(1) Stock-based compensation charges included in Cost of revenues	$—	$4	$2	$7

(2) Stock-based compensation charges by functional area:
Research and development	$14	$36	$42	$82
Selling, general and administrative	81	114	154	182

	$95	$150	$196	$264

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 31,
	2003	2002
	(restated)
Cash flows from operating activities:
Net income	$20,050	$4,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	716	432
Amortization of deferred stock-based compensation	198	271
Tax benefits from stock option exercises	3,410	—
Changes in assets and liabilities:
Accounts receivable, net	(26,598)	(4,324)
Inventories	(11,863)	(8,661)
Refundable and deferred income taxes	1,204	82
Prepaid expenses and other assets	(530)	(1,492)
Accounts payable	27,503	5,896
Accrued expenses and other liabilities	3,096	596
Deferred income	(2)	275

Net cash provided by (used in) operating activities	17,184	(2,288)

Cash flows from investing activities:
Purchase of short-term marketable investments	(1,324)	(2,000)
Restricted cash	(1,068)	—
Proceeds from sale of short-term investments	—	2,002
Purchase of long-term non-marketable investment	(1,983)	—
Purchases of property, plant and equipment	(6,630)	(2,797)

Net cash used in investing activities	(11,005)	(2,795)

Cash flows from financing activities:
Deposit refunded	—	(600)
Proceeds from issuance of common stock, net	117,179	1,279
Payment for repurchase of common stock, net	—	(1)

Net cash provided by financing activities	117,179	678

Net increase (decrease) in cash and cash equivalents	123,358	(4,405)
Cash and cash equivalents at beginning of period	50,438	55,803

Cash and cash equivalents at end of period	$173,796	$51,398

Supplemental cash flow information:
Taxes paid	$7,210	$2,088

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

Note 1 — Basis of Presentation and Restatement

  Overview

     The accompanying unaudited condensed consolidated financial statements as of October 31, 2003 and April 30, 2003 and for the three and six months ended October 31, 2003 and 2002 have been prepared by OmniVision Technologies, Inc. and subsidiaries (the “Company” or “OmniVision”) in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2003 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended April 30, 2003, included in the Company’s Annual Report on Form 10-K.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

     The following tables present amounts from operations and the balance sheet as previously reported and as restated:

	Three Months Ended		Six Months Ended
	October 31, 2003		October 31, 2003
	(Reported)	(Restated)	(Reported)	(Restated)
Revenues	$68,540	$77,998	$115,032	$124,837
Cost of revenues(1)	42,476	48,425	71,604	77,885

Gross profit	26,064	29,573	43,428	46,952

Operating expenses:
Research and development	3,173	3,173	6,753	6,753
Selling, general and administrative	5,705	5,904	10,195	10,394
Stock-based compensation charge(2)	95	95	196	196

Total operating expenses	8,973	9,172	17,144	17,343

Income from operations	17,091	20,401	26,284	29,609
Interest income, net	548	548	770	770

Income before income taxes	17,639	20,949	27,054	30,379
Provision for income taxes	5,997	7,123	9,198	10,329

Net income	$11,642	$13,826	$17,856	$20,050

Net income per share:
Basic	$0.22	$0.26	$0.35	$0.39

Diluted	$0.19	$0.23	$0.31	$0.35

Shares used in computing net income per share:
Basic	53,946	53,946	50,812	50,812

Diluted	60,295	60,295	57,654	57,654

(1) Stock-based compensation charges included in Cost of revenues	$—	$—	$2	$2

(2) Stock-based compensation charges by functional area:
Research and development	$14	$14	$42	$42
Selling, general and administrative	81	81	154	154

	$95	$95	$196	$196

Balance Sheet Items:
Accounts Receivable	39,649	45,731
Inventories	29,302	25,505
Total Assets	287,102	289,387
Accrued Expenses and Other Current Liabilities	12,954	11,133
Total Liabilities	55,326	52,007
Shareholders’ Equity	231,776	237,380

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

end-user customer. Deferred income on shipment to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

   Short-Term Investments

     The Company’s short-term investments, which are classified as available-for-sale, are invested in marketable high-grade corporate securities and government bonds maturing twelve months or less from the date of purchase. These investments are reported at fair value which approximates cost. Unrealized gains or losses are recorded in stockholders’ equity and included in other comprehensive income (losses). Unrealized gains or losses were not significant during any period presented in these financial statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

   Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the Financial Accounting Standards Board (“FASB”) FASB Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123” (“SFAS 148”). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Deferred stock-based compensation is then amortized over the vesting period of the option on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. SFAS 123 describes a “fair value” based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee grants compensation and is referenced to in this Note as “as adjusted” (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
	(restated)		(restated)
Net income, as reported	$13,826	$3,015	$20,050	$4,637
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	20	59	58	138
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	4,591	1,983	7,696	3,377

As adjusted net income	$9,255	$1,091	$12,412	$1,398

Net income per share – Basic:
As reported	$0.26	$0.07	$0.39	$0.10

As adjusted	$0.17	$0.02	$0.24	$0.03

Net income per share – Diluted:
As reported	$0.23	$0.06	$0.35	$0.09

As adjusted	$0.16	$0.02	$0.24	$0.03

Shares used in computing net income per share – Basic:
As reported	53,946	44,876	50,812	44,696

As adjusted	53,946	44,876	50,812	44,696

Shares used in computing net income per share – Diluted:
As reported	60,295	48,882	57,654	49,910

As adjusted	57,439	45,104	51,175	44,974

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Offered to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Under SFAS 123

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing model.

  Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 for any variable interest entities or potential variable interest entities created before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

Note 3 — Balance Sheet Accounts (In Thousands)

	October 31,	April 30,
	2003	2003
Cash and cash equivalents:
Cash	$4,142	$941
Money market funds	91,748	25,363
Commercial paper	77,906	24,134

	$173,796	$50,438

Accounts receivable:	(restated)
Accounts receivable	$52,204	$21,188
Less: Allowance for doubtful accounts	(2,315)	(915)
Sales return reserve	(4,158)	(1,140)

	$45,731	$19,133

Inventories:	(restated)
Work in progress	$17,985	$8,942
Finished goods	7,520	4,700

	$25,505	$13,642

Prepaid expenses and other assets:
Prepaid expenses	$1,444	$1,187
Other receivables	252	8

	$1,696	$1,195

Property, plant and equipment, net:
Building	$8,244	$—
Building improvements	3,310	—
Machinery and equipment	6,728	3,607
Furniture and fixtures	216	283
Software	1,103	976
Construction in progress	2,881	10,986

	22,482	15,852
Less: Accumulated depreciation and amortization	(4,112)	(3,396)

	$18,370	$12,456

Note 4 — Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three and six months ended October 31, 2002, 4,744,600 and 3,104,100 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on The Nasdaq Stock Market). For the six months ended October 31, 2003, 601,750 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive. There were no antidilutive shares for the three months ended October 31, 2003.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
	(restated)		(restated)
Numerator:
Net income	$13,826	$3,015	$20,050	$4,637

Denominator:
Weighted average shares	53,993	45,104	50,883	44,974
Weighted average unvested common shares subject to repurchase	(47)	(228)	(71)	(278)

Denominator for basic net income per share	53,946	44,876	50,812	44,696
Effect of dilutive securities:
Common stock options	6,302	3,778	6,771	4,936
Unvested common stock subject to repurchase	47	228	71	278

Denominator for dilutive net income per share	60,295	48,882	57,654	49,910

Basic net income per share	$0.26	$0.07	$0.39	$0.10

Diluted net income per share	$0.23	$0.06	$0.35	$0.09

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

     Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
	(restated)		(restated)
Digital image sensors	$71,043	$16,121	$109,504	$24,615
Analog image sensors	6,955	5,622	15,333	13,918

Total	$77,998	$21,743	$124,837	$38,533

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

     The Company sells its products primarily to customers in the Asia Pacific region and in the United States of America. Revenues by geographic locations are not necessarily representative of the geographic distribution of sales into end-user markets, as the Company’s customers sell their products globally. The revenues by geographic locations in the following table are based on the country or region in which the customer is located (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
	(restated)		(restated)
Hong Kong	$25,879	$13,232	$44,838	$20,878
Taiwan	26,192	5,642	41,961	9,785
China	16,818	1,134	22,669	1,561
Japan	868	243	1,139	1,139
United States	349	388	974	3,166
All other	7,892	1,104	13,256	2,004

Total	$77,998	$21,743	$124,837	$38,533

     In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $4.0 million during fiscal 2003. A total of $14.0 million of the $30.0 million of registered capital of the subsidiary had been funded as of October 31, 2003 from the Company’s available working capital. The remaining $16.0 million of registered capital must be funded as follows: $0.7 million by January 2004 and $15.3 million by January 2005. The $14.0 million invested through October 31, 2003 was used primarily to pay for the construction of a building and associated building improvements and purchase of machinery and equipment.

     The Company’s long-lived assets are located in the following countries (in thousands):

	October 31,	April 30,
	2003	2003
China	$12,354	$8,968
United States	5,722	3,588
Taiwan	5,234	2,845
All other	295	278

Total	$23,605	$15,679

Note 6 — Employee Stock Option and Stock Purchase Plans

   Employee Stock Option Grants

     Options to purchase 601,750 and 3,444,600 shares of common stock were granted to employees during the three and six months ended October 31, 2003, respectively. As of October 31, 2003, options to purchase 9,777,694 shares of common stock were outstanding.

   2000 Employee Stock Purchase Plan

     As of October 31, 2003, 1,351,960 shares had been purchased under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

   Fair Value Disclosures

     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $21.47 and $5.26 during the three months ended October 31, 2003 and 2002, respectively. The per share weighted average estimated fair value for employee options granted was $17.29 and $5.96 during the six months ended October 31, 2003 and 2002, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and six months ended October 31, 2003 and 2002:

	Employee Stock Option
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
Risk-free interest rate	2.31%	2.10%	1.74%	2.10%
Expected term of options (in years)	3.5	3.5	3.5	3.5
Expected volatility	126.6%	134.6%	128.5%	134.6%
Expected dividend yield	0%	0%	0%	0%

     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2003 was $15.46 and $13.12, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2002 was $4.09 and $4.65, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
Risk-free interest rate	1.19%	1.80%	1.18%	1.80%
Expected term of options (in years)	0.25	0.25	0.25	0.25
Expected volatility	126.6%	134.6%	128.5%	134.6%
Expected dividend yield	0%	0%	0%	0%

Note 7 — Commitments and Contingencies

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including OmniVision. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A proposal has been made for the settlement and release of claims against the issuer defendants, including OmniVision. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously.

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

     On October 11, 2002, the Company filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In its complaint, the Company alleges misappropriation of trade secrets, unfair competition and other business torts, and seek damages and injunctive relief. IC Media Corporation has answered the complaint by denying the allegations and raising various defenses; no counterclaims

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the Three and Six Months Ended October 31, 2003 and 2002
(unaudited)

have been asserted against the Company by IC Media. In accordance with the Alternative Dispute Resolution practices of the Superior Court of California, Santa Clara County, this matter has been submitted for non-binding arbitration.

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

     On July 14, 2003, Sunex, Inc. filed a complaint against OmniVision in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of the Company’s cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint relates to parts delivered by Sunex to OmniVision in the quarters ended January 31, 2003 and April 30, 2003 and the Company’s cancellation in that quarter of additional purchase orders it had previously placed with Sunex. In October 2003, the Superior Court granted Sunex’s request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond in lieu of an attachment which OmniVision posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. The Company intends to defend itself vigorously and has filed a counterclaim against Sunex in which the Company alleges breach of contract and breach of warranties, and seeks damages in an amount yet to be determined. The Company believes that any amount it may ultimately owe Sunex in excess of the amount it had accrued as of April 30, 2003 will not have a material adverse affect on its financial condition, results of operations or cash flows.

     In October 2003, the Company entered into a Shareholders’ Agreement with Taiwan Semiconductor Manufacturing Company, or TSMC, pursuant to which the Company agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. The Company has committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. The Company and TSMC will have equal interests in VisEra. The Company’s share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra’s business and service capabilities develop over a number of years. The Company’s net cash commitment to VisEra is approximately $4.5 million. OmniVision will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by the Company or to be purchased with funds for existing commercial commitments. (See Note 5.)

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.” These forward-looking statements include, but are not limited to: the statements relating to the transition of our testing operations to China and the expansion of our testing capabilities in the seventh paragraph under “Overview;” the statements relating to the our commitments and TSMC’s commitments to VisEra in the eighth, ninth and tenth paragraphs under “Overview;” the statements relating to the future revenues from sales of CameraChips for digital applications in the third paragraph under “Revenues;” the statements relating to research and development expenses during the remainder of fiscal 2004 in the second paragraph under “Research and Development;” the statements relating to future selling, general and administrative expenses in the second paragraph under “Selling, General and Administrative;” the statements relating to the expected effective tax rate for fiscal 2004 under “Provision for Income Taxes;” the statements relating to increased future revenues made in the second paragraph under “Liquidity and Capital Resources;” the statements relating to research and development expenses during the remainder of fiscal 2004 and to selling, general and administrative expenses during the remainder of fiscal 2004 in the third paragraph under “Liquidity and Capital Resources;” the statements relating to our capital commitments to VisEra in the footnote to the table in “Contractual Obligations and Commercial Commitments;” the statements relating to our efforts to increase capacity and reduce cost through the establishment of a Chinese subsidiary in the second paragraph under “Contractual Obligations and Commercial Commitments;” the statements relating to the our commitments and TSMC’s commitments to VisEra in the second paragraph in “Contractual Obligations and Commercial Commitments;” the statements relating to third party financing, the issuance of equity securities and the issuance of debt securities in the fourth paragraph under “Contractual Obligations and Commercial Commitments;” the statements relating to the expected effect of our contractual obligations and commercial commitments on our liquidity and cash flows in future periods in the fifth paragraph under “Contractual Obligations and Commercial Commitments;” the statements relating to the effect of and exposure to foreign currency exchange rate risk under “Foreign Currency Exchange Risk;” the statements relating to the effect of and exposure to market interest rate risk under “Quantitative and Qualitative Discussion of Market Interest Rate Risk;” and the statements relating to the effect that the implementation of a new enterprise resource planning system will have on our internal controls in the third paragraph under “Controls and Procedures;” among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Results.” All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

     The restatement of our financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which we recognize revenue on a “sell-through” basis, were not reported to us by one of our distributors in a timely manner. Additionally, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition. Both management and the Audit Committee determined that the errors did not have material effects on quarterly or annual financial statements for fiscal 2003 and, consequently, decided not to restate the quarterly or annual financial results for such periods.

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

     In October 2003, we entered into a Shareholders’ Agreement with Taiwan Semiconductor Manufacturing Company, or TSMC, pursuant to which we agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. In connection with the formation of VisEra, OmniVision and TSMC have separately agreed to enter into nonexclusive license agreements with VisEra pursuant to which OmniVision and TSMC shall license certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we have committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. Our company and TSMC have also committed not to compete directly or indirectly in the future with VisEra in the fields of certain manufacturing services and automated final testing services.

     We have committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our company and TSMC will have equal interests in VisEra. Our share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra’s business and service capabilities develop over a number of years. Our net cash commitment to VisEra is approximately $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments.

     Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers, but we have never before entered into a long-term supply agreement with TSMC and instead have traditionally secured manufacturing availability on a purchase order basis. As a part of the Shareholders’ Agreement, TSMC has agreed to commit substantial wafer manufacturing capacity to us for a period of time in exchange for our commitment over this time period to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.1	60.1	62.4	60.6

Gross profit	37.9	39.9	37.6	39.4

Operating expenses:
Research and development	4.1	11.4	5.4	13.3
Selling, general and administrative	7.6	12.5	8.3	12.4
Stock compensation charge	0.1	0.7	0.2	0.7

Total operating expenses	11.8	24.6	13.9	26.4

Income from operations	26.1	15.3	23.7	13.0
Interest income, net	0.7	1.0	0.6	1.1

Income before income taxes	26.8	16.3	24.3	14.1
Provision for income taxes	9.1	2.4	8.3	2.1

Net income	17.7%	13.9%	16.0%	12.0%

Three and Six Months Ended October 31, 2003 as Compared to Three and Six Months Ended October 31, 2002

Revenues, 2004 periods as restated, see Note 1

     We derive revenues from the sale of our CameraChip products for use in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, video game consoles and security and surveillance cameras. Revenues for the three months ended October 31, 2003 and 2002 were approximately $78.0 million and $21.7 million, respectively. Revenues for the six months ended October 31, 2003 and 2002 were approximately $124.8 million and $38.5 million, respectively.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
Digital image sensors	$71,043	$16,121	$109,504	$24,615
Analog image sensors	6,955	5,622	15,333	13,918

Total	$77,998	$21,743	$124,837	$38,533

     Digital Revenues. For the three months ended October 31, 2003, revenues from sales of CameraChips for digital applications increased 340.7% to approximately $71.0 million from $16.1 million for the three months ended October 31, 2002. Revenues from sales of CameraChips for digital applications represented 91.1% and 74.1% of revenues for the three months ended October 31, 2003 and 2002, respectively. For the six months ended October 31, 2003, revenues from sales of CameraChips for digital applications increased 344.9% to approximately $109.5 million from $24.6 million for the six months ended October 31, 2002. Revenues from sales of CameraChips for digital applications represented 87.7% and 63.9% of revenues for the six months ended October 31, 2003 and 2002, respectively. The increase in revenues from sales of CameraChips for digital applications for the three and six months ended October 31, 2003 was due to increased unit sales and to a shift in product mix toward higher resolution products, which, in general, carry higher average sales prices than lower resolution products. The increased unit sales resulted from heightened demand for CameraChips for digital still cameras, cell phones, and interactive video games. We expect revenues from sales of CameraChips for digital applications to increase in the third quarter of fiscal 2004 primarily as a result of increased sales to the digital still camera and cell phone markets.

     Analog Revenues. For the three months ended October 31, 2003, revenues from sales of CameraChips for analog applications increased 23.7% to approximately $7.0 million from $5.6 million for the three months ended October 31, 2002. Revenues from sales of CameraChips for analog applications represented 8.9% and 25.9% of revenues for the three months ended October 31, 2003 and 2002, respectively. For the six months ended October 31, 2003, revenues from sales of CameraChips for analog applications increased 10.2% to approximately $15.3 million from $13.9 million for the six months ended October 31, 2002. Revenues from sales of CameraChips for analog applications represented 12.3% and 36.1% of revenues for the six months ended October 31, 2003 and 2002, respectively. The increase in revenues from sales of CameraChips for analog applications for the three and six months ended October 31, 2003 was due primarily to increased demand for CameraChips for use in cameras for toys and games.

   Revenues from Sales to OEMs and VARs as Compared to Distributors

     We sell our CameraChips either directly to OEMs and VARs or through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three and six months ended October 31, 2003 and 2002:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
OEMs and VARs	69.2%	68.9%	66.0%	64.9%
Distributors	30.8	31.1	34.0	35.1

Total	100.0%	100.0%	100.0%	100.0%

     OEMs and VARs. In the three months ended October 31, 2003, Aiptek International, Inc., or Aiptek, headquartered in Taiwan, accounted for 11.7% of revenues. In the three months ended October 31, 2002, Concord Camera HK Limited, or Concord, headquartered in Hong Kong, accounted for 19.5% of revenues, and Aiptek accounted for 12.7% of revenues. In the six months ended October 31, 2003, Aiptek accounted for 10.7% of revenues. In the six months ended October 31, 2002, Concord accounted for 12.2% of revenues. No other OEM or VAR customer accounted for 10% or more of revenues during any of these periods.

     Distributors. In the three months ended October 31, 2003, World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, accounted for 21.8% of revenues. In the three months ended October 31, 2002, World Peace accounted for 20.5% of revenues, including sales to World Peace’s subsidiary, GainTune, based in Hong Kong. In the six months ended October 31, 2003, World Peace accounted for 24.3% of revenues, including sales to GainTune. In the six months ended October 31, 2002, World Peace accounted for 22.2% of revenues, including sales to GainTune. No other distributor accounted for 10% or more of revenues during any of these periods.

   Revenues from Domestic Sales as Compared to Foreign Sales

     The following table illustrates the percentage of revenues from sales of our CameraChip products to domestic customers as compared to foreign customers for the three and six months ended October 31, 2003 and 2002:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
Domestic sales	0.4%	1.8%	0.8%	8.2%
Foreign sales	99.6	98.2	99.2	91.8

Total	100.0%	100.0%	100.0%	100.0%

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

Gross Profit, 2004 periods as restated, see Note 1

     Gross margins for the three months ended October 31, 2003 and 2002 were 37.9% and 39.9% of revenues, respectively. Gross margins for the six months ended October 31, 2003 and 2002 were 37.6% and 39.4% of revenues, respectively. The decrease in gross margins for the three and six months ended October 31, 2003, as compared to the corresponding periods in the prior year, was primarily due to a reduction in sales of previously written off inventory. For the three months ended October 31, 2003, approximately $0.5 million of gross profit was attributable to the sale of previously written off inventory. For the six months ended October 31, 2003, approximately $0.8 million of gross profit was attributable to the sale of previously written off inventory. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the three months ended October 31, 2003 would have been approximately 37.6% of revenues, as compared to 37.2% of revenues during the comparable period in the prior year. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the six months ended October 31, 2003 would have been approximately 37.2% of revenues, as compared to 36.6% of revenues during the comparable period in the prior year.

     The following table summarizes the effect of sales of previously written-off inventory on gross profits for the three and six months ended October 31, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
Sales of all products	$77,998	$21,743	$124,837	$38,533
Gross profit	$29,573	$8,680	$46,952	$15,196
Gross margin	37.9%	39.9%	37.6%	39.4%
Sales excluding products for which the costs were previously written off	$77,545	$20,786	$124,051	$36,781
Gross profit excluding the effect of sales of products for which the costs were previously written off	$29,120	$7,723	$46,166	$13,444
Gross margin excluding the effect of sales of products for which the costs were previously written off	37.6%	37.2%	37.2%	36.6%

Research and Development

     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, some of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for the three months ended October 31, 2003 and 2002 were approximately $3.2 million and $2.5 million, respectively. As a percentage of revenues, research and development expenses for the three months ended October 31, 2003 and 2002 represented 4.1% and 11.4%, respectively. Research and development expenses for the six months ended October 31, 2003 and 2002 were approximately $6.8 million and $5.1 million, respectively. As a percentage of revenues, research and development expenses for the six months ended October 31, 2003 and 2002 represented 5.4% and 13.3%, respectively.

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

Selling, General and Administrative, 2004 periods as restated, see Note 1

     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses include some of the expenses associated with the startup of our Chinese subsidiary. Selling, general and administrative expenses for the three months ended October 31, 2003 and 2002 were approximately $5.9 million and $2.7 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2003 and 2002 represented 7.6% and 12.5%, respectively. Selling, general and administrative expenses for the six months ended October 31, 2003 and 2002 were approximately $10.4 million and $4.8 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2003 and 2002 represented 8.3% and 12.4%, respectively.

     The increase in selling, general and administrative expenses of approximately $3.2 million for the three months ended October 31, 2003 from the similar period in the prior year resulted primarily from a $1.2 million increase in commissions associated with increased revenues, a $0.9 million increase in provisions for bad debts related to the increase in accounts receivable, a $0.6 million increase in employment expenses and a $0.5 million increase in legal and accounting expenses. Selling, general and administrative expenses decreased as a percentage of revenues in the three months ended October 31, 2003 as compared to the similar period in the prior year as a result of the proportionately greater increase in revenues. The increase in selling, general and administrative expenses of approximately $5.6 million for the six months ended October 31, 2003 from the similar period in the prior year resulted primarily from a $2.0 million increase in commissions associated with increased revenues, a $1.4 million increase in salary and payroll-related expenses, a $1.3 million increase in provisions for bad debts related to the increase in accounts receivable and a $1.0 million increase in legal and accounting expenses. Selling, general and administrative expenses decreased as a percentage of revenues for the six months ended October 31, 2003, as compared to the similar period in the prior year, as a result of the proportionately greater increase in revenues. We anticipate that our future selling, general and administrative expenses will increase in absolute dollars as we continue to grow our business.

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

Provision for Income Taxes, 2004 periods as restated, see Note 1

     We generated approximately $20.9 million and $3.5 million in income before income taxes for the three months ended October 31, 2003 and 2002, respectively. We recorded provisions for income taxes for the three months ended October 31, 2003 and 2002 of approximately $7.1 million and $0.5 million, respectively. We generated approximately $30.4 million and $5.5 million in income before income taxes for the six months ended October 31, 2003 and 2002, respectively. We recorded provisions for income taxes for the six months ended October 31, 2003 and 2002 of approximately $10.3 million and $0.8 million, respectively. We anticipate the effective tax rate for fiscal 2004 will increase as compared to fiscal 2003 but will be less than the combined federal and state statutory rate for fiscal 2004. The increase in tax rate is due to the anticipated mix of income between domestic and foreign entities for the fiscal year. Achieving an effective tax rate in fiscal 2004 that is less than the combined federal and state statutory rates is principally contingent upon our foreign affiliates generating income.

Liquidity and Capital Resources, as Restated

     Principal sources of liquidity at October 31, 2003 consisted of cash, cash equivalents and short-term investments of $185.3 million.

     Our working capital increased by approximately $132.9 million to $213.8 million as of October 31, 2003 from $80.9 million as of April 30, 2003. The increase was primarily attributable to a $123.3 million increase in cash and cash equivalents principally resulting from our follow-on public offering of common stock in July 2003, a $26.6 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels during the six months ended October 31, 2003, a $11.9 million increase in inventories to support future sales, a $1.3 million increase in short-term investments, a $1.1 million increase in restricted cash and a $0.5 million increase in prepaid expenses and other assets, partially offset by a $27.5 million increase in accounts payable and a $3.1 million increase in accrued liabilities to support increased levels of operations. The $26.6 million increase in accounts receivable, net, reflects the sharply higher level of sales during the six months ended October 31, 2003 and an increase in days of sales outstanding to 54 days as of October 31, 2003 from 43 days as of April 30, 2003. The increase in accounts receivable, net, was partially offset by a $3.0 million increase in the reserve for sales returns, which rose as a result of the sharp increase in revenues for the six months ended October 31, 2003, and by a $1.4 million increase in the allowance for doubtful accounts, which rose as a result of the sharp increase in accounts receivable balances. The $11.9 million increase in inventories is attributable to higher inventory levels to support future sales. Inventory turns, calculated based on the fiscal quarters ended October 31, 2003 and April 30, 2003, increased to 7.6 as of October 31, 2003 as compared to 7.2 as of April 30, 2003.

     For the six months ended October 31, 2003, net cash provided by operating activities totaled approximately $17.2 million as compared to our use of cash for operating activities of $2.3 million for the similar period in the prior year, primarily due to net income of approximately $20.0 million for the six months ended October 31, 2003 as compared to $4.6 million for the similar period in the prior year, a $27.5 million increase in accounts payable, a $3.1 million increase in accrued expenses and other liabilities and a $1.2 million decrease in refundable and deferred income taxes, which were partially offset by a $26.6 million increase in accounts receivable, net, a $11.9 million increase in inventories to support future sales and a $0.5 million increase in prepaid expenses and other assets. For the remainder of fiscal 2004, we anticipate that our research and development expenses will increase as we develop our next generation of CameraChip products and as we continue to grow our business. We also anticipate that our selling, general and administrative expenses will increase for the remainder of fiscal 2004 as we continue to grow our business.

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

Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations and commercial commitments as of October 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

			Less than			After
	Total		1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Operating leases	$4,640		$1,275	$2,281	$839	$245
Noncancelable orders	40,900		40,900	—	—	—

Total contractual obligations	45,540		42,175	2,281	839	245

Other Commercial Commitments
Investment in China	16,000		700	15,300	—	—
Joint Venture with TSMC	4,500	[1]	1,000	3,500	—	—

Total commercial commitments	20,500		1,700	18,800	—	—

Total contractual obligations and commercial commitments	$66,040		$43,875	$21,081	$839	$245

[1]	Pursuant to the Shareholders’ Agreement with TSMC, our share of the capital commitment to VisEra is $23.5 million, which becomes due in stages as VisEra’s business and service capabilities develop over a number of years. Our net cash investment to the joint venture will approximate $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and asset contributions will be made in three phases. In the first phase, we shall contribute $1.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we shall contribute $9.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we shall contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

     The $16.0 million cash payment referenced in the table above relates to the remaining $16.0 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our CameraChips.

     In October 2003, we entered into a Shareholders’ Agreement with TSMC pursuant to which we agreed with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. We have committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our company and TSMC will have equal interests in VisEra. Our share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra’s business and service capabilities develop over a number of years. Our net cash commitment to VisEra is approximately $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. The $4.5 million commercial commitment referenced in the table above refers to the remaining $4.5 million of net cash capital contributions to VisEra.

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

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of both October 31, 2003, the end of our second quarter of fiscal 2004 and April 30, 2004, the end of fiscal 2004, our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     On July 14, 2003, Sunex, Inc. filed a complaint against OmniVision in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of our cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint relates to parts delivered by Sunex to OmniVision in the quarters ended January 31, 2003 and April 30, 2003 and our cancellation in that quarter of additional purchase orders we had previously placed with Sunex. In October 2003, the Superior Court granted Sunex’s request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond in lieu of an attachment which OmniVision posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. We intend to defend ourselves vigorously and have filed a counterclaim against Sunex in which we allege breach of contract and breach of warranties, and seek damages in an amount yet to be determined. We believe that any amount we may ultimately owe Sunex in excess of the amount we had accrued as of April 30, 2003 will not have a material adverse affect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held at our corporate headquarters at 1341 Orleans Drive, Sunnyvale, California on October 1, 2003 at 10:00 a.m. local time. The results of the matters voted upon were as follows:

1.	To elect one Class III director to serve until the expiration of his three-year term or until his successor is duly elected or appointed and qualified.

	Vote
	For	Withheld
Joseph Jeng	48,072,828	626,100

            The term of office of directors Shaw Hong, Edward C.V. Winn, Raymond Wu and John T. Rossi continued after the Annual Meeting.

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending April 30, 2004.

For	Against	Abstained
48,565,488	144,520	8,920

3.	To amend and restate our 2000 Stock Plan to increase the number of shares reserved for issuance thereunder by 500,000 shares.

For	Against	Abstained	Broker Non-Votes
8,677,134	23,793,260	25,022	16,223,512

4.	To ratify the option grant limitations contained in our amended and restated 2000 Stock Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

For	Against	Abstained	Broker Non-Votes
30,460,246	2,012,152	23,018	16,223,512

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit
Number	Description
10.17(a)*	Shareholders’ Agreement, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company.

10.17(b)*	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission. Previously filed.

     (b) Reports on Form 8-K.

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
and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.17(a)*	Shareholders’ Agreement, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company.

10.17(b)*	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission. Previously filed.