Form 10-K
period 2004-04-30
OMNIVISION TECHNOLOGIES INC
filed 2004-07-14
CIK 1106851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      As of October 31, 2003, the last business day of Registrant’s most recently completed second fiscal quarter, there were 54,157,904 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on October 31, 2003) was approximately $1,283,958,883. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
      As of July 12, 2004, the registrant had outstanding 56,375,956 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2004 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2004

PART I

ITEM 1.	BUSINESS

     The following information should be read in conjunction with audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. Except for historical information, the following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.” These forward-looking statements include, but are not limited to, statements including the words “may,” “will,” “plans,” “seeks,” “believes,” “expects,” “anticipates,” “outlook,” “intends” and words of similar import as well as the negative of those terms. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth under the caption “Factors Affecting Future Results,” beginning on page 29 of the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report, or incorporated by reference into this report and other documents we file with the U.S. Securities and Exchange Commission. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

Overview

     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called the CameraChipTM, is used to capture an image in a wide variety of consumer and commercial mass market applications, including digital still cameras, cell phones, security and surveillance cameras and video game consoles. Our CameraChips are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process, the most widely utilized method of producing modern integrated circuits.

     We have designed our CameraChip as a single chip CMOS solution that integrates a number of distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. Unlike some competing CMOS image sensors, which require multiple chips to achieve the same functions, we are able to integrate nearly all camera functions into a single chip. The resulting image or video stream can be displayed on either digital equipment, such as computers, or analog equipment, such as televisions. Manufacturers of products that include cameras can use our CameraChips without the need to dedicate additional development resources to image sensor functionality and integration. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using either traditional charge-coupled devices, or CCDs, or multiple chip CMOS image sensors.

     Our CameraChips are currently used in a number of consumer applications such as digital still and video cameras, cell phones, personal digital assistants, personal computers and toys and games, including interactive video games. In addition, our CameraChips have been integrated into a number of commercial and home security and surveillance applications including child monitors and door phones. We are continuing to target emerging mass market applications that incorporate camera devices, such as automobiles, personal identification systems and embedded applications for personal computers.

     Since our inception, we have shipped over 100 million CameraChips for use in a wide variety of consumer and commercial applications.

     We were incorporated in California in May 1995. In March 2000, we reincorporated in Delaware. Our principal executive offices are located at 1341 Orleans Drive, Sunnyvale, California 94089-1136, our telephone number at that location is (408) 542-3000 and our website address is www.ovt.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

     We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports available free of charge through our web site, www.ovt.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. The information in, or that can be accessed through, our web site is not part of this report.

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

     CMOS image sensors are typically less expensive to produce and consume significantly less power than CCDs, but until recently the image quality of CMOS image sensors had lagged that of CCDs. Due to the historically superior image quality of CCDs, they became a standard for digital imaging and have been used in a wide variety of applications ranging from video camcorders to numerous industrial and scientific applications. Until the past few years, CMOS image sensors were primarily used for relatively lower-cost applications for which high image quality was not a priority, such as PC video cameras.

     In recent years, advances in semiconductor manufacturing processes and design techniques have led to improvements in CMOS image sensor performance and image quality. These advances have resulted in smaller circuits and better current control, making it possible to design CMOS image sensors that provide high image quality. As a result, CMOS image sensors have become a compelling alternative to CCDs for a wide range of uses, particularly in consumer photography and emerging camera market segments, such as camera-equipped cell phones and personal digital assistants, where high image quality, low power consumption, small size and low cost are increasingly important considerations.

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

  Single Chip versus Multiple Chip CMOS Image Sensors

     Most CMOS image sensor-based systems are made up of two integrated circuits: the CMOS image sensor itself and a separate digital signal processor, or DSP. A few CMOS image sensor vendors have introduced “camera on a chip” solutions, which incorporate not only the ADC but also additional signal processing, formatting and encoding circuitry all on a single chip. However, many of these single chip solutions are appropriate for only lower quality applications and, if used in higher quality applications, require a separate DSP for image enhancement.

     Image quality, power consumption, size requirements and cost are the primary considerations of manufacturers when considering an image sensor for a particular application. However, with the rising popularity of digital photography and the continuing consumer demand for ever-smaller camera-enabled devices, size has become an increasingly important consideration. Smaller form factors create numerous challenges for solutions based either on CCDs, which can require upwards of eight integrated devices, or on multiple chip CMOS image sensors, which require at least two integrated devices. Single chip CMOS image sensor solutions typically occupy approximately half of the space required by these multiple chip solutions, while providing equivalent or even superior image quality, with lower power consumption and at a lower overall cost.

  Market Opportunity

     Growth in demand for CMOS image sensors for use in cell phones accounted for a substantial portion of our overall growth in sales in fiscal 2004. Growth in demand for CMOS image sensors for use in digital still cameras accounted for a substantial portion of our overall sales growth in fiscal 2003. Growth in demand for CMOS image sensors for use in security and surveillance systems allowed that market to account for a substantial portion of our revenue in fiscal 2002. We believe that all of these markets continue to represent growth opportunities. Other emerging markets that we are focusing on include automobiles, personal identification systems and embedded applications for personal computers. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe there are significant additional opportunities for mass market applications for CMOS image sensors.

Our Solution

     Our highly integrated CameraChips have been specifically designed to be cost efficient and to provide high image quality. By integrating a number of distinct functions onto a single CMOS chip, including image capture, image processing, color processing, signal conversion and output of images for either digital or analog equipment, our CameraChip offers camera device manufacturers a number of benefits, including the following:

     High Image Quality and Resolution. We have developed a number of proprietary methods for enhancing image quality by increasing our CameraChip’s sensitivity to light and significantly improving the signal to noise ratio. These methods allow us to reduce the size of each individual pixel and thereby increase the number of pixels in a given chip. The result is a portfolio of several high resolution CameraChips currently ranging up to a 3.1 megapixel product. Additionally, we are able to produce CameraChips at lower resolutions with smaller pixel arrays, which serves to reduce the overall cost of the CameraChip and its supporting components, such as the lens.

     Lower Cost. The highly integrated design of the CameraChip enables our customers to build cameras that are generally less expensive than those using CCD technology or multiple chip CMOS image sensors. This cost advantage is driven, in large part, by the fact that we have been able to achieve a high level of functionality in a single chip, as opposed to competitive solutions that require additional components or chips to achieve the same level of functionality. For example, we integrate the entire image processing components on a single chip, often eliminating the requirement for a separate DSP. Additionally, our CameraChip increases reliability in image sensor devices, as our integrated solution reduces the number of parts subject to failure.

     Smaller Size and Lower Power Consumption. We believe that our highly integrated solution enables our customers to develop cameras that are smaller in size and use less power than cameras based on CCD or multiple chip CMOS image sensor technology. For portable applications, such as cell phones, size and power consumption are critical design considerations for device manufacturers. Because our CameraChip integrates the image capture and signal processing circuitry on one chip, it consumes less board space in the device, enabling our customers to reduce the overall size of their products or to integrate additional functionality. In addition, because CCDs and multiple chip CMOS image sensors have a higher component count, they typically have lower battery performance. We believe that the size and power characteristics of our CameraChip will enable us to penetrate new mass market applications as device manufacturers realize that they can integrate complete camera functionality in their products without sacrificing other key functions or performance.

     Accelerated Time to Market. The highly integrated nature of our CameraChip simplifies the design of cameras and allows our customers to shorten their product design cycles. This provides our consumer electronics and cell phone customers with a critical competitive differentiator, as time to market is typically a major determinant of product success and longevity. We also work closely with our customers to accelerate product development cycles by providing camera reference designs, engineering design review services and customer product evaluation testing and debugging services. In addition, our manufacturing and production processes have been designed to allow us to quickly ramp production volumes to meet increased customer demand, which is particularly important in high volume markets such as digital still cameras and cell phone cameras.

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

     Ease of Use. Due to our single chip CMOS design which outputs video in industry standard formats directly from the chip, such as in National Television System Committee, or NTSC, format and/or Phase Alternating Line, or PAL, format for analog video and YUV format for digital video, our CameraChips can be quickly and easily integrated into products targeted at numerous mass markets. This is especially important in emerging markets where video imaging expertise has not been fully developed, such as in cell phones and PDAs. Competing solutions from CCDs or multiple chip CMOS manufacturers require that camera device manufacturers dedicate internal development resources to image processing and away from core product design. Our CameraChips can perform all necessary image processing functions in a single chip, greatly reducing the complexity of design and the time required to bring a camera-enabled product to market.

Strategy

     Our objective is to be the leading supplier of CMOS image sensors for numerous mass market applications.

     Maintain and Extend Technology Leadership. We intend to maintain and extend our position as a leader in CMOS image sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the sensor and the signal processor into a single chip. As a result, we believe our CameraChips offer camera device manufacturers advantages in terms of size, power consumption, cost and ease of design. In addition, we have successfully migrated full volume production from .8 µm, .6 µm, .5 µm, .45 µm and 25 µm to .18 µm process geometries, which enables us to increase the resolution of our image sensors while decreasing overall chip size. Moreover, we have successfully developed sensor technology from 100,000 pixels to 3.1 megapixels, underscoring our ability to deliver solutions to address changing market demands. We are committed to continue focusing on increasing image resolutions and reducing the overall size of the CameraChip’s array.

     Leverage Expertise across Multiple Mass Market Applications. We intend to continue to focus on developing our CameraChips for multiple mass market applications. To date we have shipped over 100 million CameraChips. We expect that additional markets will emerge as camera functionality becomes a standard feature in a wider variety of consumer, commercial and industrial applications. In the past, we have leveraged our expertise in certain end markets to expand into emerging mass market applications for our CameraChips. For example, we have applied our experience and success in reducing pixel size for high resolution digital still camera markets to develop high resolution CameraChips for cell phone applications. Other emerging markets we are focusing on include automobiles, personal identification systems and embedded applications for personal computers.

     Further Develop Close Customer Relationships. We intend to enhance our customer relationships by continuing to collaborate with our customers on the design and specification of their products. We work with customers at various stages of the product development cycle, including strategic decision-making, new product design and replacement design to help customers develop a logical technology migration path and to ensure that our products meet their future design needs. By working with our customers in this manner, we believe we can better anticipate their future design needs and increase the likelihood that they will incorporate our CameraChips into their products.

     Continue to Develop Our Proprietary Technology to Maintain Competitive Advantage. We intend to continue to develop proprietary intellectual property to maintain a competitive advantage. For example, we have developed a proprietary testing process that enables us to achieve increased yields with relatively low capital expenditures. Additionally, we have developed a variety of proprietary technologies that expand the utility of our CameraChip solutions. For example, our VarioPixel technology enables us to enhance the low light video capabilities of our high resolution CameraChips by manipulating multiple pixels to act as a single pixel in order to improve the chip’s overall performance. CameraChips that incorporate this technology can provide significantly improved low light performance at video resolutions, giving consumers improved liquid crystal display, or LCD, preview capabilities and enhanced video capture. In addition, we have produced CameraChips capable of generating useable data in both low light and bright light conditions simultaneously. This high dynamic range technology enables the use of CameraChips in demanding environments such as in automobiles and security applications.

     Increase our Market Presence. We intend to increase our visibility and penetration into new product designs by collaborating with original equipment manufacturers, or OEMs, value-added resellers, or VARs, and distributors and by entering into partnerships with other companies that offer complementary and supporting technologies. In certain instances we will provide design services to our contract manufacturing partners, enabling them to increase their overall value-add through the production of highly tailored end products, which we believe will increase the likelihood that they will recommend the use of our products to branded manufacturers. In addition, we will team with companies that offer complementary and supporting technologies to integrate our products with theirs for use in the reference designs that they promote to manufacturers. As a result, we believe that we are able to provide our customers with valuable design and marketing references.

Products

     Our products have a variety of features, including:

Product Features

CMOS CameraChip	Black and white or color

Resolutions	Low resolution Medium resolution High resolution

Output signal	Analog for television, digital for computers and other digital devices

Operating voltage	5 volt, 3 volt, 2.7 or 1.8 volt

Optical lens size	1/7, 1/5, 1/4, 1/3 or 1/2 inch format

Interface chips	For connecting to computers and other devices

Software drivers:

• Standard operating systems	Windows, Linux and MacOS

• Embedded systems	Symbian, Palm OS, Windows Embedded and Windows CE

     We sell a large portion of our products through VARs and distributors, and often we do not know the identity of the manufacturers who ultimately embed our CameraChips into their products. As a result of our sales to VARs and distributors and because our CameraChips can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories, and they are as follows:

	Fiscal Year Ended April 30,
	2004	2003	2002
	(in thousands)
Digital image sensors	$285,425	$84,487	$18,778
Analog image sensors	32,698	24,511	27,740

Total	$318,123	$108,998	$46,518

     We provide companion chips used to connect our CameraChips to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to personal computers and other industry standard interfaces. Additionally, we provide companion chips that perform compression in standardized still photo and digital video formats such as the Joint Photographic Experts Group, or JPEG, format and in the Motion JPEG format.

     We also design and develop standard software drivers for Microsoft Windows, Linux and MacOS, as well as for embedded operating systems such as Windows Embedded, Windows CE, Symbian and PalmOS. These software drivers accept the image data being received from the USB, provide data decompression, if required, and manage interface protocols with the camera. These drivers have been designed for speed and flexibility and allow easy customization of the user interface.

Fluctuating Product Cycles and Seasonality

     Many of the products using our CMOS image sensors, such as digital still cameras, cell phone cameras, personal computer cameras and cameras for toys and games, are consumer electronics goods. These mass market camera devices generally have seasonal cycles which historically have caused our customers to experience fluctuating demand cycles. As a result, these seasonal demand patterns could cause our results of operations to fluctuate from period to period. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. If we fail to predict accurately and respond appropriately and on a timely basis to seasonal fluctuations, or if there is any disruption of consumer buying habits during these key periods, our business and operating results would be harmed. As consumer product applications for image sensors grow, we expect to witness increased seasonality in our business.

Customers

     We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2004, we shipped approximately 57.1 million CameraChips, as compared to approximately 14.8 million CameraChips during fiscal 2003.

     In fiscal 2004, approximately 75% of our revenues were derived from OEMs and VARs. In fiscal 2004, no one OEM or VAR accounted for 10% or more of our revenues.

     In fiscal 2004, approximately 25% of our revenues were derived from distributors. In fiscal 2004, our only distributor customer that accounted for 10% or more of our revenues was World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for approximately 17% of our revenues in such fiscal year.

Sales and Marketing

     We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2004, our sales and marketing organization had a total of 41 employees. We also have 6 independent distributors, 5 of which are located outside the United States. Sales outside of the United States represented 74% of revenues in fiscal 2002, 94% of revenues in fiscal 2003 and 99% of revenues in fiscal 2004. We expect that sales outside of the United States will continue to account for a significant majority of our revenues. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our CameraChip solutions.

Technology

     We have the in-house expertise to design complex analog semiconductor circuits. This in-house expertise enables us to process video data in the analog domain, which has many significant advantages over digital processing. Analog processing works directly with the original image signals without the loss of data that typically occurs in conversion to digital processing. Analog circuits require considerably less space, which means we can design smaller chips that have more functions but that still produce far less noise than what is typically generated by the heat and cross talk found in digital circuits. The image processing circuits take approximately 20% of the space in our typical image sensor design, leaving 80% for the image sensing array. Most CCDs and other CMOS image sensor products convert the image signal to digital form as the very first step. In our digital product designs, conversion to a digital signal is the last step in the process, just before output. Analog processing is the key for integrating all the functions on a single chip, thereby taking advantage of the benefits of CMOS technology.

  Mixed Analog/Digital Circuit Design

     We have also developed in-house expertise in the technology of mixing analog and digital signals in the same semiconductor design without suffering the common problems of interference from noise caused by heat or crosstalk. We have developed a method of programming the analog processing circuits that gives our customers extensive and flexible programming capability from digitally based microprocessors and micro controllers.

  Advanced CMOS Image Sensor Design

     Our in-house semiconductor design engineers are skilled in the design of high speed, low power, mixed analog/digital image sensors with advanced pixel cell structures. We use advanced design techniques to develop high speed, highly integrated semiconductors which can be fabricated using standard CMOS processes.

  Automated Testing

     Automated testing methods and equipment designed for conventional CMOS devices are not sufficient for testing an image sensor. In addition to testing all of the normal logic and electrical functions, an optical test must be performed on the image sensor. The sensor is turned on and captures a live image which is subsequently analyzed for quality and color. Our in-house expertise has enabled us to design automatic testing equipment specifically for CMOS image sensors. Using commercially available off-the-shelf modules and components, we have designed and developed a complete PC-based testing system that has automatic handling capability, an image source, a lighting and lens system and automatic output sorting. This low cost system is programmable so that testing criteria and testing methodology can be easily changed or replicated for additional systems needed to meet increased production requirements. The system produces detailed reports on test results that are used for feedback to our quality control and operations department. We currently use these systems to deliver a high quality product at high production volumes.

  Single Chip Semiconductor Design

     Our CameraChip integrates the functions of image capture, image processing, color processing, signal conversion and output for either television or computers. To best support standard analog television equipment, our analog CameraChips output a standard NTSC signal, which is the standard video format adopted by broadcasters in North America and parts of Asia, and/or PAL, which is the standard video format adopted by broadcasters in Europe, South America and Japan, such that no additional chips are required to output the image directly to the television. In most cases, a camera can be developed with simply our chip, supporting power circuitry and a lens.

     To best support standard digital video equipment, our digital CameraChips output a standard digital video signal known as YUV, as well as unprocessed image data known as raw red, green, blue, or RGB. YUV is an uncompressed, fully processed video format used by standard video and computer equipment such as personal computers and digital still cameras. Raw RGB is the unprocessed color image data that is output directly from the sensor array and converted into a digital format. Since we fully process and enhance our video images in an analog state and then format and convert them to digital YUV as the last step in our process, we can significantly reduce the need for digital circuitry in our design. As a result, our CameraChip can easily be integrated into digital imaging products such as still cameras and camera equipped mobile phones without the need for supporting chips. If the raw digital data is needed from our CameraChip, we can also supply this unformatted, unprocessed information.

Research and Development

     The internal structure of our CMOS CameraChips has been designed in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that can rapidly be modified or used in new product developments. As a result, circuit improvements are designed to transfer readily to other CameraChip products to help reduce total development time and cost for new products. As of April 30, 2004, we had a total of 93 employees in research and development. Research and development expenses for fiscal 2004, 2003 and 2002 were approximately $15.5 million, $11.6 million and $7.8 million, respectively.

Intellectual Property

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChips. As of May 31, 2004, we have been issued 32 United States patents which expire between October 2015 and March 2022. We have also received 19 foreign patents which expire between April 2016 and August 2022. As of May 31, 2004, we have 45 additional United States patent applications pending, and we have filed 93 foreign patent applications, of which 4 have been allowed.

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

Manufacturing

  Wafer Fabrication

     Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing for CameraChips to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Corp., or PSC. Our CameraChips are currently fabricated using a standard process at 0.18, 0.25, 0.50 and 0.60 microns. In addition, TSMC, United Microelectronics Corporations, or UMC, and Semiconductor Manufacturing International Corporation, or SMIC, fabricate our interface chips.

  Color Filter Application

     A majority of our unit sales of CameraChips in fiscal 2004 were color CameraChips. These require a color filter to be applied to the wafer before packaging. This color filter application uses a series of masks to place red, green and blue dyes on the individual picture elements in an industry-standard Bayer pattern. As a final step, a micro lens is applied to each picture element. We have outsourced the application of our color filters to TSMC and Toppan.

  Assembly

     After wafer fabrication, and color filter application if required, the wafers are diced into chips, which are then assembled into packages. Our products are designed to use standard packages that are widely in use for optical sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. We rely on Advanced Semiconductor Engineering, or ASE, Kyocera, Sun Yang Digital Image, or SYDI, and Impac for substantially all of our ceramic chip packages, which are generally used in our higher-priced product lines, on Impac for our plastic chip packages, which are generally used in our lower-priced product lines, and on Xintec and Shellcase for chip scale packages, which are generally used in our product lines designed for the smallest form factor applications.

  Testing

     High volume product testing is a critical element of the production of CameraChips and is a substantial barrier to entry for potential competitors. Production testing equipment designed for conventional CMOS devices is not sufficient for testing image sensors, because an optical image must be captured and checked in addition to checking the normal logic and electrical functions.

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

     We use the reports from our testing machines to identify failures in order to assess the root causes and take corrective actions. Since CameraChips are optical products, the exposure to impurities is a major concern during the color filter application and packaging processes. We use test data to establish yield goals at each step of the manufacturing process and to take appropriate remedial action.

     Currently, substantially all of our testing is done on our testing machines installed at our facility in China, although some newer products are tested at our facility in California. We expect to expand testing capabilities with additional automated testing equipment, which will also be located in China. We have also formed a joint venture in Taiwan with TSMC, called VisEra, for the purposes of providing manufacturing services and automated final testing services for our products. Over the next 12 months, we intend to consolidate most of the manufacturing of our products, including fabrication, color filter application, sensor packaging and testing with affiliates, joint ventures and subcontractors located in Asia. We expect this consolidation to reduce our manufacturing process cycle time and provide better logistical control.

     However, there are significant administrative, legal and governmental risks to operating in Asia that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. Consequently, we may never be able to achieve the anticipated cost savings from the transition of testing operations to China. If our operations in China do not result in offsetting gains in the form of operating cost reductions, whether because of risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition could be adversely affected. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Any disputes over our intellectual property rights may result in costly and time-consuming litigation or the license of elements of our intellectual property for little or no compensation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Results” for additional discussion of risks associated with foreign operations and operations in China.

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

     We qualify each of our vendors through a series of industry standard environmental product stress tests, as well as through an audit and an analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical parametric data from our foundries and other subcontractors.

Competition

     We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competition comes from CCD and CMOS image sensor manufacturers:

•	CCD Image Sensor Manufacturers. Image sensor manufacturers using CCD technology include a number of well-established companies, particularly vertically integrated camcorder and high-resolution digital still camera manufacturers. Our main competition from CCD manufacturers comes from Fuji, Matsushita, NEC, Sharp, Sony, Sanyo and Toshiba.

•	CMOS Image Sensor Manufacturers. Image sensor manufacturers using CMOS technology include a number of well established companies such as Agilent, Canon, ESS, Fujitsu, Hynix, Micron, Mitsubishi Electronic, National Semiconductor, Philips, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, IC Media Corporation, PixArt and Zoran.

     Our competitors include many large domestic and international companies that have greater presence in key markets, greater access to advanced wafer foundry capacity, substantially greater financial, technical, marketing, manufacturing, distribution and other resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products.

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

     We believe that the principal factors affecting our competition in our markets include relationships with key OEMs that incorporate image sensors into mass market applications, relationships with key distributors, relationships with semiconductor foundries and other participants in the semiconductor manufacturing chain, time to market, quality, total system design cost, product performance, customer support and supplier reputation. We believe that we compete effectively with respect to these factors.

Backlog

     Sales are generally made pursuant to standard purchase orders. Our backlog includes only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. As of April 30, 2004 and 2003, our backlog was approximately $103.5 million and $45.4 million, respectively. Although our backlog is typically filled within two to four quarters, our current backlog is subject to changes in delivery schedules, and backlog may not necessarily be an indication of future revenue.

Employees

     As of April 30, 2004 we had a total of 308 full-time employees, 124 located at our headquarters in Sunnyvale, California and 184 located in foreign offices in Taiwan, China, Republic of South Korea, Japan and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

ITEM 2.	PROPERTIES

     Our principal offices are located in a leased 43,960 square foot facility in Sunnyvale, California. Our lease on the Sunnyvale facility expires on May 31, 2009 with the right to extend the lease for an additional five years. In December 2001, our Chinese subsidiary entered into an agreement to lease 41,564 square meters of land in Shanghai, China on which we have built a facility, which is currently used for product design and testing and may possibly be used for other activities in the future. This lease agreement expires in December 2051.

ITEM 3.	LEGAL PROCEEDINGS

     From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775 was filed in the United States District Court for the Southern District of New York against

OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. A proposed stipulation of settlement as a release of claims against the issuer defendants, including the Company, has been submitted for preliminary approval by the Court. The settlement is subject to Court approval and a number of other conditions. If the settlement does not occur and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We believe that the settlement will not have any material adverse affect on our financial condition, results of operations or cash flows.

     On August 21, 2002, we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 that had been issued to us related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to our patent infringement action, on October 2, 2002 IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which decision was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, we filed an action with the High Administrative Court of Taiwan to reverse the grant of cancellation.

     On October 11, 2002, we filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In our complaint, we alleged misappropriation of trade secrets, unfair competition and other business torts, and sought damages and injunctive relief. IC Media Corporation answered the complaint by denying the allegations and raising various defenses. In accordance with the Alternative Dispute Resolution practices of the Court, this matter was submitted for mediation on April 1, 2004, and a settlement agreement was ultimately executed on May 7, 2004. The settlement, whose terms are confidential, is expected to result in dismissal of the lawsuit by October 2004.

     On June 30, 2003, Mr. Chia-Chin Ku filed a complaint in Santa Clara County Superior Court against us and our president and chief executive officer, Mr. Shaw Hong. Mr. Ku never served the complaint on us. On January 29, 2004, the Court dismissed the complaint on its own motion due to Mr. Ku’s failure to make any appearance in the case, failure to show cause in writing why the dismissal should not be entered, or otherwise pursue the case after filing the complaint.

     On July 14, 2003, Sunex, Inc. filed a complaint against us in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of our cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint relates to parts delivered by Sunex to us in the fiscal quarters ended January 31, 2003 and April 30, 2003 and our cancellation in that quarter of additional purchase orders we had previously placed with Sunex. In October 2003, the Superior Court granted Sunex’s request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond, in lieu of an attachment, which we posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. We intend to defend ourselves vigorously and have filed a counterclaim against Sunex in which we allege breach of contract and breach of warranties and seek damages in an amount yet to be determined. We believe that any amount we may ultimately owe Sunex in excess of the amount we had accrued as of January 31, 2004 will not have a material adverse affect on our financial condition, results of operations or cash flows.

     On June 10, 2004, a complaint was filed against us and certain of our present and former directors and officers in federal court, captioned Vince v. OmniVision Technologies, Inc., No. C-04-2297 SC (N.D. Cal.). This action was the first of several similar putative class action lawsuits filed in federal court on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. The complaints generally claim that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. The complaints seek unspecified damages. The actions have not yet been consolidated and no lead plaintiff has been appointed. We believe that these lawsuits are without merit and intend to defend the cases vigorously.

     Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court is captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court is captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). The complaints generally seek unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. These complaints appear to be based upon the same allegations contained in the securities class actions. We are named solely as a nominal defendant against whom no monetary recovery is sought.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No stockholder votes took place during the fourth quarter of fiscal 2004.

ITEM 4A.	EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The following persons are our executive officers as of the date of this report:

Name	Age	Position
Shaw Hong	66	Chief Executive Officer, President and Director
Raymond Wu	49	Executive Vice President and Director
John T. Rossi	53	Vice President of Finance and Chief Financial Officer
Qi Dong	38	Vice President of Systems
Xinping He	41	Senior Vice President of Engineering
Y. Vicky Chou	41	Vice President of Legal and General Counsel
Joseph Jeng	55	Director
Andrew Wang	67	Director
Edward C.V. Winn	65	Director

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

     John T. Rossi has served as our Vice President of Finance and Chief Financial Officer since September 2003. Mr. Rossi served on our Board of Directors from September 2002 to January 2004. From April 1990 to September 2002, Mr. Rossi served in various capacities at Robertson Stephens and Company, an investment bank, most recently as a managing director in investment banking and a member of the commitment committee. Mr. Rossi holds a B.A. degree in English from Lafayette College, an M.A. in English literature from Tulane University and an M.B.A. from Stanford University Graduate School of Business.

     Qi Dong has served as our Vice President of Systems since May 2000. Mr. Dong joined our company in February 1996 as a design manager in our core technology group. In July 1998, Mr. Dong was promoted to the position of director of engineering. Mr. Dong holds a B.S. degree and an M.S. degree in electrical engineering from Tsinghua University in Beijing.

     Xinping He has served as our Senior Vice President of Engineering since February 2003. Mr. He joined our company in June 1995 and served as a senior design engineer until his promotion to design manager in July 1998. From May 2000 until February 2003, Mr. He served as our Vice President of Core Technology. Mr. He holds a B.S. degree and an M.S. degree in electrical engineering from Tsinghua University in Beijing.

     Y. Vicky Chou has served as our Vice President of Legal and General Counsel since June 2003. From February 2003 to June 2003, Ms. Chou served as our Corporate Counsel. From August 1999 to January 2003, Ms. Chou was an attorney at Heller Ehrman White & McAuliffe LLP. From June 1997 to July 1999, Ms. Chou was an attorney/corporate specialist at Coudert Brothers LLP. Ms. Chou received a B.S. in anthropology from Temple University, an M.B.A. from St. Joseph’s University and a J.D. from Santa Clara University.

     Joseph Jeng has served as one of our directors since April 2003. From April 1999 to the present, Mr. Jeng has been an independent consultant and advisor. From April 1984 to March 1999, Mr. Jeng founded and served as the Chief Executive Officer of Altatron, Inc., a global supply-chain manufacturing services company. Mr. Jeng holds a B.S. in physics from National Taiwan University and an M.A. in physics and an M.B.A. from Harvard University.

     Andrew Wang has served as one of our directors since January 2004. Since 1989, Dr. Wang has served as the Chairman of Industrial Technology Investment Corporation, a venture capital firm. Dr. Wang has also served as a director of interWAVE Communications International, Ltd., a provider of compact network solutions and services since 1995. Dr. Wang holds a B.S. in Electrical Engineering from the National Taiwan University, a M.S. in Electrical Engineering from the University of California, Berkeley, and a Ph.D. in Electrical Engineering from Stanford University.

     Edward C.V. Winn has served as one of our directors since March 2000. From March 1992 to January 2000, Mr. Winn served in various capacities with TriQuint Semiconductor, Inc., a semiconductor company, most recently as Executive Vice President, Finance and Administration and Chief Financial Officer. Mr. Winn is also a director of Endwave Corporation, a provider of subsystems for broadband wireless telecommunications applications, and Nassda Corporation, a provider of circuit simulation and analysis software for the design of complex semiconductors. Mr. Winn received a B.S. in physics from Rensselaer Polytechnic Institute and an M.B.A. from Harvard University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

     Our common stock has been quoted on the Nasdaq National Market under the symbol “OVTI” since our initial public offering in July 2000. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal 2005:
First quarter (through July 13, 2004)	$25.47	$13.18
Fiscal 2004:
First quarter	$20.69	$12.58
Second quarter	29.57	19.76
Third quarter	33.39	24.24
Fourth quarter	29.70	22.38
Fiscal 2003:
First quarter	$7.35	$4.06
Second quarter	6.25	2.70
Third quarter	9.77	4.89
Fourth quarter	13.48	6.41

     On July 13, 2004, the reported last sale price of our common stock on the Nasdaq National Market was $13.18 per share. As of July 12, 2004, there were approximately 74 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of July 12, 2004 was approximately 14,000.

Dividend Policy

     We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

Equity Compensation Plan Information

     The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of April 30, 2004 and 2003 and the statement of operations data for the fiscal years ended April 30, 2004, 2003 and 2002 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of April 30, 2002, 2001 and 2000 and the statement of operations data for the fiscal years ended April 30, 2001 and 2000 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, which are not included in this Annual Report on Form 10-K.

	Year Ended April 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Revenues	$318,123	$108,998	$46,518	$53,707	$40,253
Cost of revenues (1)	194,106	66,904	25,983	54,696	28,191

Gross profit (loss)	124,017	42,094	20,535	(989)	12,062

Operating expenses:
Research and development	15,500	11,550	7,754	5,539	3,702
Selling, general and administrative	21,356	10,784	11,505	6,703	3,243
Stock compensation charge (2)	1,099	398	527	1,018	1,552
Litigation settlement	—	—	3,500	—	—

Total operating expenses	37,955	22,732	23,286	13,260	8,497

Income (loss) from operations	86,062	19,362	(2,751)	(14,249)	3,565
Interest income, net	1,696	802	1,477	2,692	174
Other income	1,250	—	—	—	—

Income (loss) before income taxes	89,008	20,164	(1,274)	(11,557)	3,739
Provision for income taxes	30,263	4,840	—	—	300

Net income (loss)	$58,745	$15,324	$(1,274)	$(11,557)	$3,439

Net income (loss) per share:
Basic (3)	$1.11	$0.34	$(0.03)	$(0.34)	$0.58

Diluted (3)	$0.98	$0.31	$(0.03)	$(0.34)	$0.10

Shares used in computing net income (loss) per share:
Basic (3)	52,856	45,357	43,724	34,268	5,970

Diluted (3)	59,688	50,200	43,724	34,268	32,798

(1) Stock-based compensation included in Cost of revenues	$3	$11	$25	$59	$310

(2) Stock-based compensation by functional area:
Research and development	$68	$150	$232	$618	$997
Selling, general and administrative	1,031	248	295	400	555

	$1,099	$398	$527	$1,018	$1,552

(3) Amounts have been retroactively restated for a 2-for-1 stock split, which was effective on February 17, 2004

	April 30,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$198,053	$50,438	$55,803	$51,053	$5,888
Restricted cash	1,072	—	—	—	—
Working capital	271,919	80,864	65,067	66,903	11,667
Total assets	345,836	117,953	82,341	78,647	26,298
Total current liabilities	45,823	21,410	10,822	7,371	12,529
Total redeemable convertible preferred stock	—	—	—	—	21,082
Retained earnings (accumulated deficit)	50,576	(8,169)	(23,493)	(22,219)	(10,662)
Total stockholders’ equity (deficit)	300,013	96,543	71,519	71,276	(7,313)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described below and elsewhere in this Form 10-K, and in other documents we file with the SEC.

Overview

     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called the CameraChip™, is used to capture an image and is used in a number of consumer and commercial mass market applications. Our CameraChips are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. We have designed our CameraChip as a single chip solution that integrates several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using either traditional charge-coupled devices, or CCDs, or multiple chip CMOS image sensors.

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

     We sell our products worldwide directly to OEMs, which include branded customers and contract manufacturers, and VARs and indirectly through distributors.

     We currently outsource the wafer fabrication, color filter application and packaging of our CameraChip products. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements.

     We have relocated a substantial portion of our automated image testing equipment from the United States to China. We completed the majority of this transition by the end of fiscal 2004 and anticipate that we will complete the remainder of this transition prior to mid-fiscal 2005. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China.

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

     As of April 30, 2004, we had approximately $198.1 million in cash and cash equivalents and approximately $17.2 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

     On January 20, 2004, we announced that our Board of Directors had approved a 2-for-1 split of our common stock to be effected in the form of a stock dividend payable to stockholders of record on January 30, 2004. Stockholders of record received one additional share of common stock for every share held on January 30, 2004. The stock split was effected after the close of market on February 17, 2004, and the additional shares were distributed on February 18, 2004. All share and per share data in this Annual Report on Form 10-K are presented on a post-split basis.

  The Current Economic Environment

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

     We shipped more than 57.1 million image sensors in fiscal year 2004, which demonstrated the capabilities of our production system, including our source of offshore fabrication. To enhance our production capabilities, we have initiated partnerships with a number of vendors, including TSMC, one of the largest wafer fabrication companies in Asia.

     The digital still camera market demonstrates a continuing trend toward higher resolution products with a growing acceptance of CMOS based image sensors. We have continued to benefit from a shift in product mix toward higher resolution products. We believe that this shift in product mix will continue through 2005.

     We believe camera phones are still in the very early stages of adoption and that the opportunity presented by this market is still large. We believe that, like the digital still camera market, camera phone demand will continue to shift toward higher resolutions. As a result, we released our quarter-inch 1.3 megapixel CameraChip designed specifically for camera phones and are currently in mass production with this product. Currently, we believe that video graphics array (“VGA”) resolution will account for a large majority of the volume shipments in handsets during calendar 2004, with an increasing transition to higher resolutions towards the end of calendar 2004 and beyond.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As the markets for image sensors have grown, we have experienced increased competition from manufacturers of CMOS and CCD image sensors. In particular, we have experienced increased competition from companies such as Canon, Micron and Sony in the market for CMOS image sensors for digital still cameras. In addition, we expect to see continued price competition in the markets for image sensors for digital cameras and mobile phones as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing, distribution and other resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products.

     As a result of the increase in competition and the growth of various consumer-product applications for image sensors, we have experienced a shortening in the life cycle of some CameraChip products. For example, although in the security and surveillance market we continue to sell CameraChips introduced more than four years ago, in the digital camera market the product life cycle of image sensors appears to be three years or less. One issue related to the shortening of product life cycles is that it will be increasingly difficult to accurately forecast customer demand for our products. As a result, we face the risk of being unable to fulfill customer orders if we underestimate market demand and the risks of excess inventory and product obsolescence if we overestimate market demand for our products. The shortening of product life cycles also increases the importance of having short product development cycles and being accurate in the prediction of market trends in the design of new products.

     Many of the products using our CameraChips, such as digital still and video cameras, mobile phones and cameras for toys and games, are consumer electronics goods that have particular seasonal cycles. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. As these consumer product applications for image sensors grow, we expect to witness increased seasonality in our business, which could cause our results of operations to fluctuate from period to period.

     We plan to introduce several new products in fiscal 2005. During the early stages of production, the production yields and gross margins for new products are typically lower than those of established products. In addition, in preparation for new product introductions, we are gradually ramping down production of established products. With our 100-day production cycle, it will be extremely difficult to predict precisely how many units of established products we will need. It will also be difficult to accurately predict the speed of the ramp of new products. Because of these circumstances, it is possible that we could suffer from shortages for certain products and also build inventories in excess of demand for other products.

  Sources of Revenues

     We generate our revenue by selling our products directly to OEMs and VARs and indirectly to distributors. In addition, we derive a minimal portion of our revenue by providing engineering assistance to a limited number of our customers. We treat sales to OEMs and VARs as one source of revenue, in contrast to sales to distributors. This is consistent with the differences in the Company’s revenue recognition policies between the two groups. See “Critical Accounting Policies and Estimates—Revenue Recognition” below for additional information regarding recognition of revenue.

Critical Accounting Policies and Estimates

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

     For shipments to OEMs, VARs and distributors without agreements that allow for returns or credits, we recognize revenue using the “sell-in” method. Under this method, we recognize revenue upon the shipment of products to the customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. We provide for future returns based on historical experience at the time revenue is recognized. See “Allowance for Doubtful Accounts and Sales Return Reserve” below for additional information regarding sales return reserves. For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the “sell-through” method under which revenue is deferred until the distributor actually resells the product to the end-user customer and we are notified in writing by the distributor of such sale. Deferred margin on shipment to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition, we recognize revenue from the provision of engineering assistance to a limited number of our customers from time to time. We recognize the associated revenue only upon the completion of, and acceptance by, the customer of the services performed. The revenue is based on a fixed fee, which is agreed upon prior to initiation of the engineering assistance. Historically, revenue generated from such arrangements has been immaterial.

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

  Allowance for Doubtful Accounts and Sales Return Reserve

     Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. We also provide for estimated sales returns in the same period the related revenues are recorded. The estimates are based on historical sales returns and other know factors. Customer creditworthiness and economic conditions may change and increase the risk of collectibility and sales returns and may require additional provisions, which would negatively impact our operating results. As of April 30, 2004, our allowance for doubtful accounts represented approximately 3.0% of total accounts receivable and our sales return reserve represented approximately 5.6% of total accounts receivable.

  Inventory Write-Off and Effect on Gross Margin

     We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, generally six months. Because of obsolescence, we will generally record a provision for the costs of our inventories in excess of our relevant forecast for the applicable period.

     Due to a significant supply imbalance in the PC camera market in the third quarter of fiscal 2001, we experienced the cancellation of a significant portion of our backlog. Our revenues dropped from $18.4 million for the second quarter of fiscal 2001 to $8.1 million for the third quarter of fiscal 2001. As a result, we revised our estimates of product demand and recorded a charge of $18.1 million for excess inventories in the third quarter of fiscal 2001. In fiscal 2002, 2003 and 2004, we sold certain of the inventories previously written off. Even though we sold the inventories at a price that was less than our original cost, because the inventory was previously written off, sales of the inventory improved our gross margins.

     We attempt to control our inventory levels so that we do not hold inventories in excess of demand for the succeeding six months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for the future periods. If we have inventories in excess of estimated product demand, we will provide a reserve, which could have a material adverse effect on our reported results of operations and financial position. In preparation for new product introductions, we are gradually ramping down production of established products, while preparing for production of newer products. With our 100-day production cycle, it will be extremely difficult to predict precisely how many units of established products we will need. It will also be difficult to accurately predict the speed of the ramp of new products or the projected life cycles of new products which have continued to shorten in duration. Because of these circumstances, it is possible that we could suffer from shortages for certain products and also build inventories in excess of demand for other products.

  Valuation of Long Lived Assets

     We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Impairment evaluations involve management estimates of assets’ useful lives and future cash flows. When such events occur, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating results and financial position. To date, no impairment loss has been recognized. Factors we consider important that could trigger an impairment review include the following:

•	operating losses;

•	significant negative industry trends;

•	significant underutilization of the assets; and

•	significant changes in how we use the assets or our plans for their use.

  Accounting for Income Taxes

     As of April 30, 2004, we had recorded a valuation allowance of $1.3 million to offset tax credit carryovers from the exercise of employee stock options. We believe that it is more likely than not that we will not realize these carryovers. In the future, if we can utilize the credit and we release the valuation allowance, the tax benefit from this release will be accounted for as a credit to the stockholders’ equity rather than a reduction of the income tax provision. For fiscal 2002, there was no income tax provision because we incurred operating losses. For fiscal 2003 and 2004, the income tax provision reflected an effective tax rate of 24% and 34%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40% because of the reversal of the fiscal 2002 valuation allowance, certain tax credits and other factors.

     We expect that our consolidated effective tax rate will decrease in fiscal 2005 as compared to fiscal 2004 and be less than the combined federal and state statutory rates. Achieving an effective tax rate in fiscal 2005 that is less than the combined federal and state statutory rates is principally dependent upon the income generated in certain foreign jurisdictions.

  Litigation and Contingencies

     From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified in “Legal Proceedings.”

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. See “Legal Proceedings” for a description of the counterclaim IC Media has brought against us with respect to one of our foreign patents. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. These disputes may result in costly and time consuming litigation or the license of additional elements of our intellectual property for free.

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

     Given the uncertainties associated with litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position and cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Fiscal Year Ended April 30,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	61.0	61.4	55.9

Gross margin	39.0	38.6	44.1

Operating expenses:
Research and development	4.9	10.6	16.7
Selling, general and administrative	6.7	9.9	24.7
Stock compensation charge	0.3	0.4	1.1
Litigation settlement	—	—	7.5

Total operating expenses	11.9	20.9	50.0

Income (loss) from operations	27.1	17.7	(5.9)
Interest income, net	0.5	0.8	3.2
Other income	0.4	—	—

Income (loss) before income taxes	28.0	18.5	(2.7)
Provision for income taxes	9.5	4.4	—

Net income (loss)	18.5%	14.1%	(2.7)%

Revenues

     We derive revenues from the sale of our CameraChip products for use in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, video game consoles and security and surveillance cameras. Revenues increased 191.9% to approximately $318.1 million for fiscal 2004 from $109.0 million for fiscal 2003 and increased 134.3% in fiscal 2003 from $46.5 million for fiscal 2002.

  Revenues from Sales of CameraChips for Digital as Compared to Analog Applications.

     Our CameraChips are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our CameraChips are digital still cameras, camera phones, personal computer camera applications and digital toy cameras. Examples of analog applications that incorporate our CameraChips are security and surveillance cameras and analog toy cameras. We sell a large portion of our products through VARs and distributors, and often we do not know the identity of the manufacturers who ultimately embed our CameraChips into their products. As a result of our sales to VARs and distributors and because our CameraChips can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories, and they are as follows:

	Fiscal Year Ended April 30,
	2004	2003	2002
	(in thousands)
Digital image sensors	$285,425	$84,487	$18,778
Analog image sensors	32,698	24,511	27,740

Total	$318,123	$108,998	$46,518

  Comparison of Fiscal 2004 and Fiscal 2003

     Digital revenues. Revenues from sales of CameraChips for digital applications increased 237.8% in fiscal 2004 from fiscal 2003 and represented 89.7% in fiscal 2004 and 77.5% of our revenues in fiscal 2003. The increase in revenues from sales of CameraChips for digital applications in fiscal 2004 primarily was due to increases in unit sales of approximately 40.2 million, or 336.5% and was led by increases of approximately 31.6 million, or 469.6%, in unit sales of lower resolution CameraChips products used primarily in cell phone and toy applications, which carry a lower average sales price than CameraChips used for digital still camera applications. We believe that demand in the cell phone market resulted from increased requirements from service providers to include camera

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

functionality on handsets as consumers upgrade their cell phones. The increase in revenues from sales of high resolution CameraChips used primarily for digital still camera applications also resulted from increases in unit sales of 8.4 million, or 161.1%, in fiscal 2004. The increase in unit sales was partially offset by a decline in average sales prices during fiscal 2004.

     Analog Revenues. Revenues from sales of CameraChips for analog applications increased 33.4% in fiscal 2004 from fiscal 2003 and represented 10.3% in fiscal 2004 and 22.5% of our revenues in fiscal 2003. We believe this increase in revenues from sales of CameraChips for analog applications in fiscal 2004 primarily was due to increases of approximately 2.1 million, or 72.8%, in unit sales. The decline in analog revenues as a percentage of revenues in fiscal 2004 resulted from the proportionately greater increase in digital revenues during the period. Such CameraChips for analog applications are used primarily in cameras for toys and games and security applications. The increase in unit sales was partially offset by a decline in average sales prices in fiscal 2004.

  Comparison of Fiscal 2003 and Fiscal 2002

     Digital revenues. Revenues from sales of CameraChips for digital applications increased 349.9% in fiscal 2003 from fiscal 2002 and represented 77.5% in fiscal 2003 and 40.4% of our revenues in fiscal 2002. This increase in revenue from sales of CameraChips for digital image sensor applications was due primarily to increased unit sales. We believe this increase resulted from heightened consumer demand for digital still camera and cell phone products.

     Analog Revenues. Revenues from sales of CameraChips for analog applications decreased 11.6% in fiscal 2003 from fiscal 2002 and represented 22.5% in fiscal 2003 and 59.6% of our revenues in fiscal 2002. We believe this decrease in sales of CameraChips for analog image sensor applications was due primarily to decreased demand for our CameraChips for use in security surveillance cameras.

  Revenues from Sales to OEMs and VARs as Compared to Distributors

     We sell our CameraChips either directly to OEMs and VARs or through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in each of fiscal 2004, 2003 and 2002:

	Fiscal Year Ended April 30,
	2004	2003	2002
OEMs and VARs	75.3%	67.8%	65.6%
Distributors	24.7%	32.2%	34.4%

Total	100.0%	100.0%	100.0%

     OEMs and VARs. In fiscal 2004, no single OEM or VAR customer accounted for more than 10% of our revenues. In fiscal 2003, our only OEM or VAR customer that accounted for more than 10% of our revenues was Primax Electronics Products Huizhou, or Primax, based in China, which accounted for approximately 14.1% of our revenues in such fiscal year. In fiscal 2002, our only OEM or VAR customer that accounted for more than 10% of our revenues was X10 Wireless Technology, Inc., or X10, a security and surveillance camera manufacturer, which accounted for approximately 20.0% of revenues in such fiscal year. For fiscal 2003 and 2002, no other OEM or VAR customer accounted for 10% or more of our revenues.

     Distributors. In fiscal 2004, 2003 and 2002, our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for approximately 17.3%, 21.0% and 15.0% of revenues, respectively. The fiscal 2003 and 2002 revenue figures for sales to World Peace include purchases by World Peace’s subsidiary, GainTune, based in Hong Kong. For fiscal 2004, 2003 and 2002, no other distributor customer accounted for 10% or more of our revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Revenues from Domestic Sales as Compared to Foreign Sales

     The following table illustrates the percentage of revenues from sales of our CameraChip products to domestic customers as compared to foreign customers in each of fiscal 2004, 2003 and 2002:

	Fiscal Year Ended April 30,
	2004	2003	2002
Domestic sales	1.2%	5.8%	25.6%
Foreign sales	98.8%	94.2%	74.4%

Total	100.0%	100.0%	100.0%

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

Gross Profit

  Comparison of Fiscal 2004 and Fiscal 2003

     Gross margin for fiscal 2004 and 2003 was 39.0% and 38.6% of revenues, respectively. The increase in gross margin for fiscal 2004 as compared to fiscal 2003 was primarily due to lower unit costs as a result of improved efficiency in our production sequence. For fiscal 2004, approximately $2.0 million of gross profit was attributable to the sale of previously written off inventory. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for fiscal 2004 would have increased to approximately 38.6% of revenues, as compared to 36.8% of revenues during fiscal 2003.

  Comparison of Fiscal 2003 and Fiscal 2002

     Gross margin for fiscal 2003 and 2002 was 38.6% and 44.1% of revenues, respectively. The decrease in gross margin for fiscal 2003 as compared to fiscal 2002 was primarily due to the benefit in fiscal 2002 from the sale of a relatively larger amount of previously written-off inventory, and increased sales of our CameraChips in module-based products which carry a lower gross profit margin than our sensor arrays sold in chip form. Gross profit for fiscal 2003 included a gross profit of approximately $3.2 million from the sale of inventory that we had written off in the quarter ended January 31, 2001. For fiscal 2002, approximately $4.5 million of the margin was attributable to gross profit from the sale of previously written-off inventory. Excluding the revenues and gross profit from the sale of the written-off inventory, the gross margin would have been approximately 36.8% of revenues for fiscal 2003 as compared to 38.2% of revenues in fiscal 2002. The decrease in gross margin on an adjusted basis for fiscal 2003 was due to our increased sales of our CameraChips in module-based products, which carry a lower gross profit margin than our sensor arrays sold in chip form. The module-based product is sold in connection with cell phone applications.

     The following table summarizes the effect of sales of previously written-off inventory on our gross profits in fiscal 2004, 2003 and 2002:

	Year Ended April 30,
	2004	2003	2002
Sales of all products	$318,123	$108,998	$46,518
Gross profit	$124,017	$42,094	$20,535
Gross margin	39.0%	38.6%	44.1%
Sales excluding products for which the costs were previously written off	$316,145	$105,835	$42,056
Gross profit excluding the effect of sales of products for which the costs were previously written off	$122,039	$38,931	$16,073
Gross margin excluding the effect of sales of products for which the costs were previously written off	38.6%	36.8%	38.2%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Of the previously written-off inventory, $18.1 million was written-off in the three months ended January 31, 2001 due to a significant imbalance in the PC camera market. The following table summarizes the activity with respect to the original $18.1 million of previously written-off inventory (in thousands):

Inventory
Previously
Written-off in
Fiscal 2001
Balance at January 31, 2001	$18,090
Sale of previously reserved inventory through April 30, 2003	12,425

Balance at April 30, 2003	5,665
Sale of previously reserved inventory during fiscal 2004	1,333

Balance at April 30, 2004	$4,332

     We were able to sell approximately $1.3 million of this inventory in fiscal 2004 primarily due to a build-out of Internet infrastructure in China that created new demand for PC cameras. However, we believe there is little opportunity to sell the remaining $4.3 million of this inventory, primarily because these image sensors are not as technologically advanced as other competing products in this market segment.

Research and Development

     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, some of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for fiscal 2004, 2003 and 2002 were approximately $15.5 million, $11.6 million and $7.8 million, respectively. As a percentage of revenues, research and development expenses for fiscal 2004, 2003 and 2002 represented 4.9%, 10.6% and 16.7%, respectively.

  Comparison of Fiscal 2004 and Fiscal 2003

     The increase in research and development expenses of approximately $4.0 million, or 34.2%, in fiscal 2004 as compared to fiscal 2003 resulted primarily from a $1.4 million increase in expenses related to new product development required to improve our current product line and support new product introductions, a $1.1 million increase in salary and payroll-related expenses associated with additional personnel and a $0.9 million increase in expenses for software, patent prosecution and engineering supplies. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. The decrease in research and development as a percentage of revenues during fiscal 2004 was due to the proportionately greater increase in revenues from levels in the prior year. We anticipate that our research and development expenses will increase in the first six months of fiscal 2005 as we develop our next generation of CameraChip products and as we continue to grow our business, including our research and development team.

  Comparison of Fiscal 2003 and Fiscal 2002

     Research and development expenses increased in absolute dollars in fiscal 2003 as compared to fiscal 2002 principally as a result of salary and payroll expenses associated with additional personnel and new product development to improve our product line and support new product introductions. Examples of new product development expenses included tape-out and prototype runs with our wafer manufacturers. Research and development expenses increased during fiscal 2003 by approximately $1.4 million as a result of the increase in research and development headcount and by approximately $1.4 million as a result of foundry cost expenses associated with new product introductions. Research and development expenses decreased as a percentage of revenues during this period as a result of the increase in our revenues in fiscal 2003.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses include some of the expenses associated with the formation of our Chinese subsidiary. Selling, general and administrative expenses for fiscal 2004, 2003 and 2002 were approximately

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$21.4 million, $10.8 million and $11.5 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2004, 2003 and 2002 represented 6.7%, 9.9% and 24.7%, respectively.

  Comparison of Fiscal 2004 and Fiscal 2003

     The increase in selling, general and administrative expenses of approximately $10.6 million, or 98.0% for fiscal 2004 from fiscal 2003 resulted primarily from a $4.5 million increase in commissions associated with increased revenues, a $1.4 million increase in salary and payroll-related expenses, a $1.4 million increase in provisions for bad debts related to the increase in accounts receivable, a $1.2 million increase in selling, general and administrative expenses for our foreign operations that were primarily engaged in selling activities and a $1.1 million increase in legal and accounting expenses. Selling, general and administrative expenses decreased as a percentage of revenues for fiscal 2004 from fiscal 2003 as a result of the proportionately greater increase in revenues. We anticipate that our future selling, general and administrative expenses will increase in absolute dollars as we continue to grow our business.

  Comparison of Fiscal 2003 and Fiscal 2002

     The decrease in selling, general and administrative expenses of approximately $0.7 million for fiscal 2003 from fiscal 2002 was primarily a result of a $2.8 million decrease in legal fees associated with patent litigation which was partially offset by an $0.8 million increase in sales commissions, an $0.6 million increase associated with sales expenses in Asia and an increase of $0.7 million in salaries and payroll expenses associated with an increase in personnel in sales and administration. Selling, general and administrative expenses decreased as a percentage of revenues for fiscal 2003 as compared to fiscal 2002 as a result of the lower cost and the proportionately greater increase in revenues.

Interest Income, Net

     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market accounts and high-grade corporate securities and government bonds maturing twelve months or less from the date of purchase. Interest income, net for fiscal 2004, 2003 and 2002 was approximately $1.7 million, $0.8 million and $1.5 million, respectively. Increased interest income, net, for fiscal 2004 as compared to fiscal 2003 resulted from increased investments in interest-bearing accounts resulting from approximately $113.0 million in net proceeds from the issuance of common stock in our follow-on public offering in July 2003 and cash provided by operating activities, partially offset by lower interest rates. Interest income, net, decreased for fiscal 2003 as compared to fiscal 2002 primarily due to a decline in interest rates over such periods.

Other Income

     Other income for fiscal 2004 consisted primarily of proceeds from the settlement of litigation. We did not have other income in fiscal 2002 and 2003.

Provision for Income Taxes

     We generated approximately $89.0 million and $20.2 million in income before income taxes for fiscal 2004 and 2003, respectively. We recorded a provision for income taxes for fiscal 2004 and 2003 of approximately $30.3 million and $4.8 million, respectively. We generated losses before income taxes for fiscal 2002 and therefore had no provision for income taxes in that year. For fiscal 2004 and 2003, the effective rate was 34.0% and 24.0%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40% because of the reversal of the fiscal 2002 valuation allowance, certain tax credits and other factors. The higher effective tax rate for fiscal 2004 as compared to fiscal 2003 was due to the release of the valuation allowance in fiscal 2003. We expect that our consolidated effective tax rate will decrease in fiscal 2005 as compared to fiscal 2004 and will be less than the combined federal and state statutory rates. The decrease in tax rate is due to the anticipated combination of income between domestic and foreign entities in that fiscal year.

Liquidity and Capital Resources

     Principal sources of liquidity at April 30, 2004 consisted of cash, cash equivalents and short-term investments of $215.2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our working capital increased by approximately $191.0 million to $271.9 million as of April 30, 2004 from $80.9 million as of April 30, 2003. The increase was primarily attributable to a $147.6 million increase in cash and cash equivalents principally resulting from approximately $113.0 million in net proceeds from our follow-on public offering of common stock in July 2003, a $34.4 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels, a $25.2 million increase in inventories to support future sales, a $6.9 million increase in short-term investments, a $1.4 million increase in prepaid expenses and other assets and a $1.1 million increase in restricted cash, partially offset by a $15.4 million increase in accounts payable, a $6.0 million increase in deferred income and a $3.1 million increase in accrued expenses and other current liabilities to support increased levels of operations.

     For fiscal 2004, net cash provided by operating activities totaled approximately $43.7 million as compared to $8.1 million for fiscal 2003, primarily due to net income of approximately $58.7 million for fiscal 2004 as compared to $15.3 million for fiscal 2003, a $15.4 million increase in accounts payable, a $6.0 million increase in deferred income, a $3.1 million increase in accrued expenses and other current liabilities, and a $1.1 million decrease in refundable and deferred income taxes, which were partially offset by a $34.4 million increase in accounts receivable, net, a $25.2 million increase in inventories to support future sales, and a $1.4 million increase in prepaid expenses and other assets. The $34.4 million increase in accounts receivable, net, reflects the significantly higher level of revenues during fiscal 2004, combined with an increase in days of sales outstanding from 43 days as of April 30, 2003 to 48 days as of April 30, 2004. The increase in accounts receivable, net, was partially offset by a $2.2 million increase in the reserve for sales returns, which rose as a result of the large increase in revenues for fiscal 2004, and by a $0.9 million increase in the allowance for doubtful accounts, which rose as a result of the large increase in accounts receivable balances. The $25.2 million increase in inventories was attributable to higher inventory levels required to support future sales. Inventory turns, calculated based on the fiscal quarters ended April 30, 2004 and 2003, decreased from 7.2 as of April 30, 2003 to 6.1 as of April 30, 2004, as we increased inventory levels to reduce supply constraints. Accounts payable increased concurrently with the increase in inventory purchases. For fiscal 2005, we anticipate that our research and development expenses will increase in the first six months of fiscal 2005 as we develop our next generation of CameraChip products and as we continue to grow our business. We also anticipate that our future selling, general and administrative expenses will increase in absolute dollars as we continue to grow our business.

     For fiscal 2004, our cash used in investing activities increased to approximately $22.4 million from $18.2 million for fiscal 2003, due to $10.1 million in purchases of property, plant and equipment, $6.9 million in net purchases of short-term investments, $4.3 million in purchases of long-term non-marketable investments and a $1.1 million increase in restricted cash. Net cash used in investing activities of $18.2 million for fiscal 2003 resulted from $7.1 million in purchases of property, plant and equipment, $8.2 million in net purchases of short-term investments and $2.8 million in purchases of long-term investments. The $3.0 million increase in purchases of property, plant and equipment in fiscal 2004 as compared to fiscal 2003 was due to the additional investment in buildings, building improvements and machinery and equipment to support the expanding operations of our Chinese subsidiary.

     For fiscal 2004, net cash provided by financing activities increased to approximately $126.3 million from $4.8 million for fiscal 2003. The increase was primarily due to approximately $113.0 million in net proceeds resulting from our follow-on public offering of common stock in July 2003 and $13.3 million in proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and employee purchases through our employee stock purchase plan during fiscal 2004 as compared to $5.7 million for fiscal 2003. Proceeds from the issuance and sale of common stock for fiscal 2003 were partially offset by $0.9 million in refunded deposits related to investments from third parties in our Chinese subsidiary.

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

Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations and commercial commitments as of April 30, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

			Less than			After
	Total		1 year	1-3 years	4-5 years	5 years
Contractual obligations:
Operating leases	$5,826		$1,891	$3,061	$839	$35
Noncancelable wafer purchase orders	27,215		27,215	—	—	—

Total contractual obligations	33,041		29,106	3,061	839	35

Other commercial commitments:
Investment in China	15,300	[1]	15,300	—	—	—
Joint venture with TSMC	3,500	[2]	—	3,500	—	—

Total commercial commitments	18,800		15,300	3,500	—	—

Total contractual obligations and commercial commitments	$51,841		$44,406	$6,561	$839	$35

[1]	Relates to the remaining $15.3 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our CameraChips.

[2]	Pursuant to the Shareholders’ Agreement with TSMC, our share of the capital commitment to VisEra is $23.5 million, which becomes due as VisEra’s business and service capabilities develop over a number of years. Our net cash investment to the joint venture will be approximately $4.5 million. In November 2003, we made a $1.5 million cash investment in this joint venture. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and asset contributions will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we will contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

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

Factors Affecting Future Results

     This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Risks Related to Our Business

If we are unable to strengthen our internal controls, there could be a material adverse effect on our operations or financial results.

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

     The restatement of our financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which we recognize revenue on a “sell-through” basis, were not reported to us by one of our distributors in a timely manner. Additionally, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition. We have been working with the distributor on the issue regarding the reporting of resales to help ensure that we will receive sell-through data from such distributor for the full quarterly period. We have also worked on training our financial reporting and accounting staff to be more alert to this issue. In addition, we have conducted training to help ensure that all of our accounting and financial reporting staff are aware of the importance of title transfer verification.

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

     In addition, we are in the process of instituting changes to our internal procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure compliance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve such compliance could have a material adverse effect on our business and stock price.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have been named as defendant in certain litigation matters that could have a material adverse impact on our operating results and financial condition.

     We are currently a defendant in ongoing litigation matters described in Item 3 – “Legal Proceedings.” No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of these litigation matters. Failure to prevail in these matters could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition, the results of litigation are uncertain, and the litigation process may utilize a significant portion of our cash resources and divert management’s attention from the day-to-day operations of the Company, all of which could harm our business.

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

     Our CameraChips face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sharp, Sony, Sanyo and Toshiba, as well as established CMOS image sensor manufacturers such as Agilent, Canon, ESS, Fujitsu, Hynix, Micron, Mitsubishi Electronic, National Semiconductor, Philips, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, IC Media Corporation, PixArt and Zoran.

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

  Our success depends on the timely development and introduction of new CMOS image sensors, which we might not be able to achieve.

     The failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. In February 2004, we introduced 1.3 megapixel, 2.0 megapixel and 1/7-inch CMOS image sensors for camera phones. We also plan to introduce several new image sensor products in fiscal 2005. The development and market acceptance of products such as these are critical to our ability to sustain and grow our business. Any failure to successfully develop and introduce new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:

•	accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for personal computers and other platforms;

•	development of advanced technologies and capabilities;

•	definition, timely completion and introduction of new CMOS image sensors that satisfy customer requirements;

•	development of products that maintain a technological advantage over the products of our competitors, including our advantages with respect to the functionality and pixel capability of our CameraChips and our proprietary testing processes; and

•	market acceptance of the new products.

     Accomplishing all of this is time consuming and expensive. We may be unable to develop new products or product enhancements in time to capture market opportunities or achieve a significant or sustainable acceptance in new and existing markets. In addition, our products could become obsolete sooner than anticipated because of a rapid change in one or more of the technologies related to our products or the reduced life cycles for consumer products.

  Our customers experience fluctuating product cycles and seasonality, which could cause our results of operations to fluctuate from period to period.

     Many of the products using our CameraChips, such as digital still cameras, cell phone cameras, personal computer cameras and cameras for toys and games, are consumer electronics goods. These mass market camera devices generally have seasonal cycles which historically have caused our customers to experience fluctuating product cycles. As a result, these seasonal buying patterns could cause our results of operations to fluctuate from period to period. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. If we fail to predict accurately and respond appropriately to this consumer demand on a timely basis to meet seasonal fluctuations, or if there is any disruption of consumer buying habits during these key periods, our business and operating results would be harmed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

  If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments, and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions concerning forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operation and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly cancelled its purchase orders. On the other hand, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In recent periods, due to higher-than-anticipated customer demand we have had relatively low levels of inventory, and we have turned over our inventory several times per year. Low levels of inventory could materially impair our ability to meet customer demand for our CameraChip products. As we build our inventory levels, this subjects us to the product obsolescence risks described above. In preparation for new product introductions, we are gradually ramping down production of established products. With our 100-day production cycle, it will be extremely difficult to predict precisely how many units of established products we will need. It will also be difficult to accurately predict the speed of the ramp of new products and the impact on inventory levels presented by the shorter life cycles of newer products. Because of these circumstances, it is possible that we could suffer from shortages for certain products and also build inventories in excess of demand for other products. Our ability to accurately forecast sales is also critical to our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

  We depend on the increased acceptance of CMOS technology for mass market image sensor applications, and any delay in the acceptance of this technology could adversely affect our ability to grow our business and increase our revenues.

     Our business strategy depends in large part on the continued growth of various markets into which we sell our CameraChips, including the markets for digital still and video cameras, cell phones, personal digital assistants, personal computers, toys and games, including interactive video games, and commercial and home security and surveillance applications. Our ability to sustain and grow our business also depends on the emergence of new markets for our products such as cameras for automotive applications, personal identification systems, medical imaging devices and embedded applications for personal computers. If these current and new markets do not grow and develop as anticipated, we may be unable to sustain or grow the sales of our products.

     Although CMOS technology has been available for over 30 years, CMOS technology has been used in image sensors only relatively recently. Along with the other risk factors described in this section, the following are examples of factors that may delay the adoption of the CMOS fabrication process and our single chip technology for mass market image sensor applications:

•	the failure of the emergence of a universal platform for imaging solutions for computers and the Internet;

•	improvements in or price reductions for CCD image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by CCD image sensors or prevent or delay the adoption of CMOS image sensors in emerging markets;

•	the failure of manufacturers that have been using CCD products to adopt our CMOS CameraChips; and

•	the failure to develop easy to use and affordable products using CMOS image sensors.

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

  Sales of our CameraChips for digital still cameras have accounted for a significant portion of our revenues on both a quarterly and annual basis, and any decline in sales to the digital still camera market or failure for this market to continue to grow as expected could adversely affect our results of operations.

     We derive a substantial portion of our revenues from sales to the digital still camera market. Although we can only estimate the percentages of our products that are used in the digital still camera market due to the significant amount of our CameraChips that are sold through distributors and value added resellers, we believe that the digital still camera market accounted for approximately 40% of our revenue in fiscal 2003 and 30% of our revenue in fiscal 2004. We expect that revenues from sales of our CameraChips to the digital still camera market will continue to account for a significant portion of our revenues during fiscal 2005. Sales of our CameraChips for the digital still camera market are subject to seasonal fluctuations. Any factors adversely affecting the demand for our CameraChips in the digital still camera market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for digital still cameras is extremely competitive, and we expect to face increased competition in this market in the future. If we fail to continue to receive design wins with key digital still camera manufacturers, our market share or revenues could decrease. In addition, digital still camera manufacturers typically purchase digital image sensors through distributors, and we do not have contracts with any distributors that obligate them to sell our products. Such distributors may also sell products of our competitors. We may not be able to successfully increase or maintain the rate of sales of our CameraChip products for digital still cameras through distributors in the future. The image sensor market for digital still cameras is also subject to frequent technology change. In order to compete successfully in such market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive costs. If we fail to do this, our results of operation, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. For example, beginning in the third quarter of fiscal 2001, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly cancelled its purchase orders. If customer demand in the digital still camera market were to fall suddenly due to oversupply of product or for any other reason, we will be subject to excess inventory risks.

  Problems with wafer manufacturing yields could result in higher operating costs and could impair our ability to meet customer demand for our products.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

particular purchase order. In general, our reliance on third party foundries involves a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply;

•	unavailability of, or delayed access to, next generation or key process technologies; and

•	financial difficulties or disruptions in the operations of third party foundries due to causes beyond our control.

     If TSMC or any of our other foundries were to become unable to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, and in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another as such transfer could interrupt our manufacturing process. Further, some of our foundries may also be developers of image sensor products. If one or more of our other foundries were to decide not to fabricate our interface chips for competitive or other reasons, we would have to identify and qualify additional foundries.

  We rely on third party service providers for color filter application and packaging services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

     We rely on TSMC and Toppan for the color filter processing of our completed wafers. In addition, we rely on ASE, Kyocera, Sun Yang Digital Image, or SYDI, and Impac for substantially all of our ceramic chip packages, which are generally used in our higher-priced products. We rely on another service provider for our plastic chip packages, which are generally used in our lower-priced products. We rely on yet another service provider for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We do not have long-term agreements with any of these service providers and typically obtain services on a purchase order basis. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

significantly. In fiscal 2003, our only OEM or VAR customer that accounted for more than 10% of our revenues was Primax, which accounted for approximately 14% of our revenues in such fiscal year. In fiscal 2004, no single OEM or VAR customer accounted for more than 10% of our revenues. In fiscal 2003 and fiscal 2004, our only distributor customer that accounted for more than 10% of our revenues was World Peace, which accounted for approximately 21% and 17% of our revenues, respectively. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

  Our ability to deliver products that meet customer demand is dependent upon our ability to meet new and changing requirements for color filter application and sensor packaging.

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

  Declines in our average sales prices may result in a decline in our revenues and gross margin.

     We have experienced and expect to continue to experience pressure to reduce the sales prices of our products, and our average sales prices have declined as a result. We expect that the average sales prices for many of our products will continue to decline over time. Declines in our average sales prices could result in reduced revenues and a decline in our gross margin, and could materially and adversely affect our operating results and impair our financial condition. We intend to increase our research and development expenses in an attempt to accelerate the development of our next generation of CameraChip products in fiscal 2005. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average sales prices, our financial results will be adversely affected.

  We may never achieve the anticipated benefits from our operations in China.

     Currently, wafer production, color filter application and sensor packaging are performed primarily in Asia and, to a limited extent, in Israel by third party manufacturers and service providers. Historically, our CameraChips have been shipped to our facility in the United States to undergo sensor testing before being shipped to customers. This process is time-consuming and relatively expensive and can result in damaged products. In December 2000, we established a Chinese subsidiary as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our CameraChips. We have relocated a substantial portion of our automated image testing equipment from the United States to China. We completed the majority of this transition by the end of fiscal 2004 and anticipate that we will complete the remainder of this transition prior to the end of the second quarter of fiscal 2005. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China. However, there are significant administrative, legal and governmental risks to operating in China that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. Consequently, we may never be able to achieve the anticipated cost savings from the transition of testing operations to China. If our operations in China do not result in offsetting gains in the form of operating cost reductions, whether because of risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition could be adversely affected. The substantial risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

•	difficulties in staffing and managing foreign operations, particularly in attracting and retaining personnel qualified to design, sell and support CMOS image sensors;

•	difficulties in coordinating our operations in China with those in California;

•	diversion of management attention;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

•	political and economic instability, which could have an adverse impact on foreign exchange rates in Asia and could impair our ability to conduct our business in China; and

•	inadequacy of the local infrastructure to support our needs.

  We may never achieve the anticipated benefits from our joint venture with TSMC.

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

  We maintain a backlog of customer orders that is subject to cancellation or delay in delivery schedules, and any cancellation or delay may result in lower than anticipated revenues.

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

  Our operations in China and our joint venture with TSMC will require substantial capital expenditures.

     We must meet certain minimal capital requirements applicable to our Chinese subsidiary and our joint venture with TSMC. Our Chinese subsidiary has $30.0 million in registered capital, $14.7 million of which had been funded as of April 30, 2004. The remaining $15.3 million must be funded by January 2005. In addition, we must meet certain financial requirements with regard to VisEra, our joint venture with TSMC. We have committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra’s business and service capabilities develop over a number of years. Our net cash investment in the joint venture will approximate $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and net asset contributions to VisEra will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and grant a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we will contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

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

     We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003 we completed an investment in a chip-scale packaging service company, and in June 2003 we completed an investment in another packaging service company. In addition, we entered into an agreement with TSMC in October 2003 to form a joint venture in Taiwan which will provide manufacturing services and automated final testing services. In May 2004, we entered into an agreement under which a joint venture will be established as a company incorporated under the laws of Taiwan. We will contribute up to $2.1 million in exchange for an ownership percentage of 49%. The purpose of the joint venture will be to conduct the business of manufacturing, marketing and selling of certain of our legacy products. We expect to continue to utilize partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits expected as a result of these alliances. For instance, we may not be able to receive acceptable quality and/or wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers. We also may be required to account for some of these investments under the equity method or to consolidate them into our operating results. Under such circumstances, losses that such companies incur could also adversely affect our operating results. As several of these companies are at a relatively early stage of development, they could incur losses on a quarterly and annual basis.

  We may be unable to adequately protect our intellectual property and therefore we may lose some of our competitive advantage.

     We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, on August 21, 2002 we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, California for infringement of Taiwan patent NI-139439 that had been issued to us. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which decision was upheld by the Taiwan Ministry of Economic Affairs in November 2003. In January 2004, we filed an action with the High Administrative Court of Taiwan to reverse the grant of cancellation. If IC Media is ultimately successful, we may lose or suffer diminished rights in the challenged patent. In addition, if we are not successful in suits in which we claim that third parties infringe our patents or other intellectual property, our competitive position may be adversely affected.

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

  Litigation regarding intellectual property could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past, are currently, and may in the future be subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. See “Legal Proceeding” on page 43. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In one case we paid $3.5 million to settle a litigation matter. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation against us could also force us to take actions such as:

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

     In addition, in recent fiscal quarters we have also seen significant growth in the level of our inventory and accounts receivables, net, and, at times, an increase in our days of sales outstanding, primarily as a result of our revenue growth in fiscal 2003 and fiscal 2004. Our failure to effectively manage our inventory levels could either result in excess inventories, which could adversely affect our gross margins and operating results, or lead to an inability to fill customer orders, which would result in lower sales and could harm our relationships with existing and potential customers. Concurrent with the increase in our sales during fiscal 2004, our accounts receivables and days sales outstanding increased. If we do not manage effectively our accounts receivable, our cash balance and operating results will be adversely affected.

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

  Our future tax rates could be higher than we anticipate if the proportion of future operating income generated outside the U.S. by our foreign subsidiaries is less than we expect.

     A number of factors will affect our tax rate in the future, and certain of these factors could increase our effective tax rate in future periods, which could adversely affected our operating results. For example, if our foreign subsidiaries are unable to achieve the levels of operating income in fiscal 2005 that we expect, our effective tax rate in fiscal 2005 may be significantly higher than the combined federal and state statutory rates or what our effective tax rates have been in prior periods.

  Our sales through distributors increase the complexity of our business, which may increase our operating costs and may reduce our ability to forecast revenues.

     During fiscal 2003 and fiscal 2004, approximately 32% and 25%, respectively, of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

•	manage a more complex supply chain;

•	manage the level of inventory at each distributor;

•	provide for credits, return rights and price protection;

•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

•	monitor the financial condition and creditworthiness of our distributors.

     Any failure to manage these challenges could cause us to inaccurately forecast sales and carry excess or insufficient inventory, thereby adversely affecting our operating results.

  Failure to obtain design wins could cause our market share and revenues to decline and could impair our ability to grow our business.

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

sensors into camera modules, requiring us to manage service provider relationships that have not historically been a part of our business. If these third party contract manufacturers are unable to provide timely, reliable and high quality assembly and packaging services, we could experience product shortages and be unable to fill customer orders, resulting in loss of revenues, damage to our reputation and an adverse effect on our ability to retain existing customers and attract new customers. In addition, several of these third party contract manufacturers also sell camera modules directly to third parties. Any of these third party contract manufacturers may decide to reduce or terminate their relationship with us, which could create product shortages for us and result in a loss of revenues and damage to our customer relationships. Moreover, we must purchase and hold in our inventory products that are not related to our semiconductor business in order to deliver our image sensors in a more finished form, which adds complexity to the overall manufacturing process and increases inventory risks. The gross margin percentage we realize on modules has been lower than the gross margin percentage we have achieved historically on our CameraChips, and we expect this to continue. In addition, if we are unable to realize a premium in the sales price for camera modules compared to our CameraChips, our profitability would also be adversely affected.

  We have a relatively limited history of profitability and may be unable to maintain our recent levels of profitability.

     We have a limited history of profitability and may be unable to sustain our recent levels of profitability. If we fail to sustain or increase our levels of profitability, our financial condition may be materially and adversely affected, and the trading price of our common stock may decline. Since our inception in 1995, we have achieved profitability on an annual basis only on three occasions, in fiscal 2000, fiscal 2003 and fiscal 2004. In fiscal 2001 we incurred a net loss of $11.6 million and in fiscal 2002 we incurred a net loss of $1.3 million. In fiscal 2000, fiscal 2003 and fiscal 2004, we recorded net income of $3.4 million, $15.3 million and $58.7 million, respectively. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, our operations in China and capital commitments to our Chinese subsidiary and our joint venture with TSMC, which could impair our ability to sustain profitability. In addition, as we plan to hire additional personnel throughout various departments of our company, we expect selling, general and administrative and other expenses to increase. If we fail to attract qualified personnel with relevant experience, our ability to meet competitive challenges and create new products and technology to meet the demands of our customers will be adversely affected. Other risks associated with our business described elsewhere in this section could also affect our ability to sustain profitability, including the possibility that the end-markets for our products may not grow at the same rate as they did in fiscal 2003 and fiscal 2004. If our revenues do not increase or if we cannot effectively control our expenses, we may be unable to sustain profitability at levels consistent with our financial performance in fiscal 2004, if at all.

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

     Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:

•	our ability to accurately forecast demand for our products;

•	our ability to achieve acceptable wafer manufacturing yields;

•	the gain or loss by us of a large customer;

•	our ability to manage our product transitions;

•	the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products;

•	the growth of the market for products and applications using CMOS image sensors;

•	the timing and size of orders from our customers;

•	the volume of our product returns;

•	the seasonal nature of customer demand for our products;

•	the deferral of customer orders in anticipation of new products, product designs or enhancements by us; and

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	the announcement and introduction of products and technologies by our competitors.

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

  We face foreign business, political and economic risks, because a majority of our products and those of our customers are manufactured and sold outside of the United States.

     We face difficulties in managing our third party foundries, color filter application service providers, ceramic and plastic packaging service providers and our foreign distributors, most of whom are located in Asia. Potential political and economic instability in Asia may have an adverse impact on foreign exchange rates and could cause service disruptions for our vendors and distributors.

     Sales outside of the United States accounted for approximately 99%, 94% and 74% of our revenues for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

  We may experience integration or other problems with potential acquisitions, which could have an adverse effect on our business or results of operations. New acquisitions could dilute the interests of existing stockholders, and the announcement of new acquisitions could result in a decline in the price of our common stock.

     We may in the future make acquisitions of or large investments in businesses that offer products, services and technologies that we believe would complement our products, including other CMOS image sensor manufacturers. We may also make acquisitions of or investments in businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

•	difficulty in integrating the technology, operations or work force of the acquired business with our existing business;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	disruption of our ongoing business;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	possible impairment of relationships with employees, customers, suppliers and strategic partners as a result of integration of new businesses and management personnel; and

•	impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

     We expect that any future acquisitions could provide for consideration to be paid in cash, shares of our common stock or a combination of cash and our common stock. If consideration for a transaction is paid in common stock, this would further dilute our existing stockholders.

  The implementation of our enterprise resource planning system presents certain risks and financial requirements.

     We are currently implementing an enterprise resource planning, or ERP, system which is critical to the accounting and financial functions of our company. Our ERP system imposes certain financial and various other demands due to the cost of implementation. The ERP system also imposes certain risks inherent in the conversion to a new computer system, including disruption to our accounting controls and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and could materially adversely affect our operating results and impact our ability to manage our business.

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

  Our operations may be impaired as a result of disasters, business interruptions or similar events.

     Disasters such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees’ and customers’ health could materially and adversely affect our operating

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

Risks related to our stock

  Provisions in our charter documents and Delaware law, as well as our stockholders’ rights plan, could prevent or delay a change in control of our company and may reduce the market price of our common stock.

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

     Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our board of directors adopted a preferred stock rights agreement in August 2001. Pursuant to the rights agreement, our board of directors declared a dividend of one right to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. The dividend was paid on September 28, 2001 to stockholders of record as of the close of business on that date. Each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $176.00 (reflecting the stock split that took effect on February 17, 2004 and the amendment to the rights agreement our board of directors approved in June 2004), subject to adjustment. The exercise of the rights could have the effect of delaying, deferring or preventing a change of control of our company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock.

  Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, that may prevent our stockholders from selling our common stock at a profit.

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002, the trading price of our common stock has ranged from a high of $33.39 per share to a low of $1.18 per share. The closing sales price of our common stock on July 13, 2004 was $13.18. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	sales or the perception in the market of possible sales of shares of our common stock by our directors, officers, employees or principal stockholders;

•	changes in market valuations of other technology companies; and

•	announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

     Due to these factors, the price of our stock may decline and investors may be unable to resell their shares of our stock for a profit. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

Recent Accounting Pronouncements

     At its November 2003 meeting, the Emerging Issues Task Force, or EITF, reached a consensus on disclosure guidance previously discussed under EITF 03-01. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during our fiscal year ended April 30, 2004. However, we did not have any investments in unrealized loss positions at April 30, 2004, and therefore the disclosure requirements had no implications on our consolidated results of operations.

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our consolidated results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Exchange Risk

     We sell our products globally, in particular, to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.

     All of our transactions with our vendors and customers are carried out in U.S. dollars. The only expenses the Company incurs in currencies other than U.S. dollars are certain costs affecting gross profits, selling, general and administrative and research and development expenses, which are primarily incurred in China, where renminbi (“RMB”) is the local currency. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. These certain expenses that are denominated in currencies other than U.S. dollars have not historically been a material percentage of our revenues.

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

OMNIVISION TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
July 14, 2004

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$198,053	$50,438
Restricted cash	1,072	—
Short-term investments	17,158	10,224
Accounts receivable, net	53,513	19,133
Inventories	38,802	13,642
Refundable and deferred income taxes	6,518	7,642
Prepaid expenses and other assets	2,626	1,195

Total current assets	317,742	102,274
Property, plant and equipment, net	20,622	12,456
Long-term investments	7,110	2,845
Other non-current assets	362	378

Total assets	$345,836	$117,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,923	$10,528
Accrued expenses and other current liabilities	11,100	8,037
Deferred income	8,800	2,845

Total current liabilities	45,823	21,410

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,212,119 and 46,805,816 shares issued and outstanding at April 30, 2004 and 2003, respectively	56	47
Additional paid-in capital	249,405	104,824
Deferred compensation	(20)	(159)
Accumulated other comprehensive loss	(4)	—
Retained earnings (accumulated deficit)	50,576	(8,169)

Total stockholders’ equity	300,013	96,543

Total liabilities and stockholders’ equity	$345,836	$117,953

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended April 30,
	2004	2003	2002
Revenues	$318,123	$108,998	$46,518
Cost of revenues(1)	194,106	66,904	25,983

Gross profit	124,017	42,094	20,535

Operating expenses:
Research and development	15,500	11,550	7,754
Selling, general and administrative	21,356	10,784	11,505
Stock-based compensation(2)	1,099	398	527
Litigation settlement	—	—	3,500

Total operating expenses	37,955	22,732	23,286

Income (loss) from operations	86,062	19,362	(2,751)
Interest income, net	1,696	802	1,477
Other income	1,250	—	—

Income (loss) before income taxes	89,008	20,164	(1,274)
Provision for income taxes	30,263	4,840	—

Net income (loss)	$58,745	$15,324	$(1,274)

Net income (loss) per share:
Basic	$1.11	$0.34	$(0.03)

Diluted	$0.98	$0.31	$(0.03)

Shares used in computing net income (loss) per share:
Basic	52,856	45,357	43,724

Diluted	59,688	50,200	43,724

(1) Stock-based compensation included in Cost of revenues	$3	$11	$25

(2) Stock-based compensation by functional area:
Research and development	$68	$150	$232
Selling, general and administrative	1,031	248	295

	$1,099	$398	$527

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

					Accumulated	Retained
	Common Stock			Additional	Other	Earnings
			Deferred	Paid-in	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Compensation	Capital	Loss	Deficit)	Total	Income
Balance at May 1, 2001	43,999,160	$44	$(1,058)	$94,509	$—	$(22,219)	$71,276
Exercise of stock options	214,284	—	—	343	—	—	343
Employee stock purchase plan	377,266	1	—	626	—	—	627
Grant of fully-vested options to non-employees.	—	—	—	94	—	—	94
Repurchase of common stock	(17,000)	—	—	(5)	—	—	(5)
Forfeiture of stock options granted	—	—	62	(121)	—	—	(59)
Amortization of deferred compensation	—	—	517	—	—	—	517
Net loss	—	—	—	—	—	(1,274)	(1,274)	$(1,274)

Balance at April 30, 2002	44,573,710	45	(479)	95,446	—	(23,493)	71,519	$(1,274)

Exercise of stock options	1,685,946	2	—	4,657	—	—	4,659
Employee stock purchase plan	556,160	—	—	1,008	—	—	1,008
Grant of fully-vested options to non-employees.	—	—	—	106	—	—	106
Tax benefits from stock options	—	—	—	3,625	—	—	3,625
Repurchase of common stock	(10,000)	—	—	(1)	—	—	(1)
Forfeiture of stock options granted	—	—	17	(17)	—	—	—
Amortization of deferred compensation	—	—	303	—	—	—	303
Net income	—	—	—	—	—	15,324	15,324	$15,324

Balance at April 30, 2003	46,805,816	47	(159)	104,824	—	(8,169)	96,543	$15,324

Exercise of stock options	2,824,297	3	—	11,970	—	—	11,973
Employee stock purchase plan	395,554	—	—	1,345	—	—	1,345
Grant of fully-vested options to non-employees.	—	—	—	963	—	—	963
Tax benefits from stock options	—	—	—	17,294	—	—	17,294
Secondary public offering of common stock.	6,186,452	6	—	113,009	—	—	113,015
Amortization of deferred compensation	—	—	139	—	—	—	139
Translation loss	—	—	—	—	(5)	—	(5)	$(5)
Unrealized gain	—	—	—	—	1	—	1	1
Net income	—	—	—	—	—	58,745	58,745	58,745

Balance at April 30, 2004	56,212,119	$56	$(20)	$249,405	$(4)	$50,576	$300,013	$58,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$58,745	$15,324	$(1,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,952	850	773
Stock-based compensation	1,102	409	552
Tax benefits from stock option exercises	17,294	3,625	—
Changes in assets and liabilities:
Accounts receivable, net	(34,380)	(8,346)	(5,518)
Inventories	(25,160)	(10,398)	8,201
Refundable and deferred income taxes	1,124	(4,576)	222
Prepaid expenses and other assets	(1,415)	(298)	(763)
Accounts payable	15,395	4,663	1,581
Accrued expenses and other current liabilities	3,063	4,631	1,151
Deferred income	5,955	2,194	(181)

Net cash provided by operating activities	43,675	8,078	4,744

Cash flows from investing activities:
Purchases of short-term investments	(27,954)	(10,224)	(2,002)
Restricted cash	(1,072)	—	—
Proceeds from sales or maturities of short-term investments	21,021	2,002	3,000
Purchases of property, plant and equipment	(10,118)	(7,142)	(2,857)
Purchases of long-term investments	(4,265)	(2,845)	—

Net cash used in investing activities	(22,388)	(18,209)	(1,859)

Cash flows from financing activities:
Deposit received (refunded)	—	(900)	900
Proceeds from issuance of common stock, net	113,009	5,666	965
Proceeds from exercise of stock options	13,324	—	—

Net cash provided by financing activities	126,333	4,766	1,865

Effect of foreign currency translation loss on cash and cash equivalents	(5)	—	—

Net increase (decrease) in cash and cash equivalents	147,615	(5,365)	4,750
Cash and cash equivalents at beginning of period	50,438	55,803	51,053

Cash and cash equivalents at end of period	$198,053	$50,438	$55,803

Supplemental cash flow information:
Taxes paid	$13,810	$3,519	$36

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2004, 2003 and 2002

Note 1-OmniVision and Summary of Its Significant Accounting Policies

  The Company

     OmniVision Technologies, Inc. and its subsidiaries (the “Company”) design, develop and market semiconductor image sensor devices. The Company’s main product, an image sensor device called the CameraChipTM, is used to capture an image and is used in a number of commercial and consumer mass market applications. The Company’s CameraChip is designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. The Company was incorporated in California in May 1995 and reincorporated in Delaware in March 2000.

     On January 20, 2004, the Company announced that its Board of Directors had approved a 2-for-1 split of the Company’s common stock to be effected in the form of a stock dividend payable to stockholders of record on January 30, 2004. Stockholders of record received one additional share of common stock for every share held on January 30, 2004. The stock split was effected after the close of market on February 17, 2004 and the additional shares were distributed on February 18, 2004. All share and per share data in this Annual Report on Form 10-K are presented on a post-stock-split-basis.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future considering available information. Actual results could differ from those estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  Foreign Currency Translation

     The functional currencies of the Company’s subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar for the Company or in other than the local currencies for the subsidiaries are included in other income for the periods presented. The amounts of transaction gains and losses for fiscal 2004, 2003 and 2002 are not significant.

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

     The Company is exposed to credit risk in the even of default by the financial institutions or the issuers of these investments to the extent that such amounts represent cash balances in excess of amounts that are insured by the Federal Deposit Insurance Corporation.

  Restricted Cash

     Restricted cash represents cash that has been set aside as a result of court proceedings in which the parties stipulated to the filing of a bond, that the Company posted with the San Diego County Superior Court. As of April 30, 2004, restricted cash of approximately $1.1 million was posted to secure the bond. Restricted cash is classified in

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

current assets on the consolidated balance sheet. The Company maintains its restricted cash with a commercial bank. (See Note 15.)

  Short-Term Investments

     The Company’s short-term investments, which are classified as available-for-sale, are invested in high-grade corporate securities and government bonds maturing in twelve months or less from the date of purchase. These investments are reported at fair value at April 30, 2004 and 2003. Unrealized gains or losses are recorded in stockholders’ equity and included in other comprehensive income (losses). Declines in value judged to be other than temporary, if any, are recorded in operations as incurred.

  Fair Value of Financial Instruments

     The reported amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets as follows:

Building improvements	Shorter of 5 years or life of lease
Machinery and equipment	3-5 years
Furniture and fixtures	3-7 years

     Construction in progress includes only materials cost, and is not subject to depreciation until the underlying items are place in production.

  Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write-down the carrying value of the asset to its estimated fair market value. To date, no impairment loss has been recognized.

  Inventories

     Inventories are stated at the lower of cost, determined on first-in, first-out (“FIFO”) basis, or market.

     The Company records provisions to adjust inventories to net realizable value when the Company believes that the net realizable value is less than the cost. The Company records provisions for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts to sell over a certain period of time, generally six months.

  Intangible Assets

     The Company’s patent, copyright, trademark and trade secrets have been developed internally to date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the Company recognizes as expense when incurred the associated costs of the internal development of these intellectual property rights.

  Warranty Reserve for Defective Products

     The Company accounts for its warranty reserve for defective products as a portion of the sales return reserve. The Company warrants to its customers that its products will work in accordance with their specifications. If a

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

product is defective, the customer is to notify the Company and return the defective product to the Company. The Company then sends replacement products to the customer. The Company does not repair any defective products due to cost and other complexities associated with the products.

  Land Use Right Acquired in China

     In December 2000, the Company established a Chinese subsidiary to conduct testing operations in China. Subsequently, the Company constructed a manufacturing facility in Shanghai owned by the Chinese subsidiary. This manufacturing facility was placed in service in July 2003. However, the Chinese subsidiary does not own the land that underlies the facility; rather, it holds a “land use right” that was acquired from the local Chinese government in December 2000 for approximately $0.8 million, which entitles the Company to use the land for 50 years. The cost of this land use right was recorded as a portion of property, plant and equipment and is being depreciated over 50 years or the useful life of the right.

  Revenue Recognition

     For shipments to original equipment manufacturers (“OEMs”), value added resellers (“VARs”) and distributors without agreements that allow for returns or credits, the Company recognizes revenue using the “sell-in” method. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company provides for future returns based on historical experience at the time revenue is recognized. For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the “sell-through” method under which revenue is deferred until the distributor actually resells the product to the end-user customer and the Company is notified in writing by the distributor of such sale. Deferred margin on shipments to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

     In addition, the Company recognizes revenue from the provision of engineering assistance to a limited number of its customers. The Company recognizes the associated revenue only upon the completion of and acceptance by the customer of the services performed. The revenue is based on a fixed fee which is agreed upon prior to initiation of the engineering assistance. Historically, revenue generated from such arrangements has been immaterial.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

  Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the Financial Accounting Standards Board (“FASB”) Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123” (“SFAS 148”). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Deferred stock-based compensation is then amortized over the vesting period of the option on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. SFAS 123 describes a “fair value” based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee grants compensation and is referenced to in this Note as “as adjusted”:

	Year Ended April 30,
	2004	2003	2002
	(in thousands except per share data)
Net earnings (loss), as reported	$58,745	$15,324	$(1,274)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	561	266	552
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	16,645	5,195	4,835

As adjusted net income (loss)	$42,661	$10,395	$(5,557)

Net income (loss) per share — Basic:
As reported	$1.11	$0.34	$(0.03)

As adjusted	$0.81	$0.23	$(0.13)

Net income (loss) per share — Diluted:
As reported	$0.98	$0.31	$(0.03)

As adjusted	$0.80	$0.21	$(0.13)

Shares used in computing net income (loss) per share — Basic:
As reported	52,856	45,357	43,724

As adjusted	52,856	45,357	43,724

Shares used in computing net income (loss) per share — Diluted:
As reported	59,688	50,200	43,724

As adjusted	53,005	48,528	43,724

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

  Comprehensive Income (loss)

     Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners. Comprehensive income for fiscal 2004 was $58.7 million and included net income, unrealized gain from marketable securities and translation loss from subsidiaries doing business in foreign currencies.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

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

  Recent Accounting Pronouncements

     At its November 2003 meeting, the Emerging Issues Task Force, or EITF, reached a consensus on disclosure guidance previously discussed under EITF 03-01. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements during its fiscal year ended April 30, 2004. However, the Company did not have any investments in unrealized loss positions at April 30, 2004, and therefore the disclosure requirements had no implications on the Company’s consolidated results of operations.

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will have an impact on its consolidated results of operations.

Note 2- Restatement of Previous Quarterly Financial Statements (Unaudited)

     On June 23, 2004, the Company issued a press release and filed a Current Report on Form 8-K announcing that it was restating its financial results for the quarters ended July 31, 2003, October 31, 2003 and January 31, 2004.

     The restatements arose out of an internal review, which was initiated in response to issues raised by an employee. The Company notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, the Company’s management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

     The following tables present amounts from operations as previously reported and as restated (unaudited):

	Three Months Ended		Three Months Ended		Three Months Ended
	July 31, 2003		October 31, 2003		January 31, 2004
	(Reported)	(Restated)	(Reported)	(Restated)	(Reported)	(Restated)
Revenues	$46,492	$46,839	$68,540	$77,998	$94,510	$93,613
Cost of revenues (1)	29,128	29,460	42,476	48,425	58,210	56,668

Gross profit	17,364	17,379	26,064	29,573	36,300	36,945

Operating expenses:
Research and development	3,580	3,580	3,173	3,173	4,065	4,065
Selling, general and administrative	4,490	4,490	5,705	5,904	5,665	5,509
Stock-based compensation (2)	101	101	95	95	810	810

Total operating expenses	8,171	8,171	8,973	9,172	10,540	10,384

Income from operations	9,193	9,208	17,091	20,401	25,760	26,561
Interest income, net	222	222	548	548	511	511

Income before income taxes	9,415	9,430	17,639	20,949	26,271	27,072
Provision for income taxes	3,201	3,206	5,997	7,123	8,932	9,204

Net income	$6,214	$6,224	$11,642	$13,826	$17,339	$17,868

Net income per share:
Basic	$0.13	$0.13	$0.22	$0.26	$0.32	$0.33

Diluted	$0.12	$0.12	$0.19	$0.23	$0.28	$0.29

Shares used in computing net income per share:
Basic	47,696	47,696	53,946	53,946	54,652	54,652

Diluted	53,638	53,638	60,295	60,295	60,850	60,850

(1) Stock-based compensation included in Cost of revenues	$2	$2	$—	$—	$1	$1

(2) Stock-based compensation by functional area:
Research and development	$28	$28	$14	$14	$13	$13
Selling, general and administrative	73	73	81	81	797	797

	$101	$101	$95	$95	$810	$810

	July 31, 2003		October 31, 2003		January 31, 2004

	Reported	Restated	Reported	Restated	Reported	Restated

Accounts Receivable, net	26,366	26,892	39,649	45,731	34,721	42,633

Inventories	15,897	15,565	29,302	25,505	45,400	41,212

Total Assets	253,010	253,204	287,102	289,387	313,268	316,992

Accrued expenses and other liabilities	12,737	12,032	12,954	11,133	15,343	8,005

Total current liabilities	34,687	33,982	55,326	52,007	59,881	52,231

Total stockholders equity	218,323	219,222	231,776	237,380	253,387	264,761

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

Note 3-Balance Sheet Accounts

	April 30,
	2004	2003
	(in thousands)
Cash and cash equivalents:
Cash	$3,016	$941
Money market funds	90,556	25,363
Commercial paper	104,481	24,134

	$198,053	$50,438

Accounts receivable:
Accounts receivable	$58,594	$21,188
Less: Allowance for doubtful accounts	(1,780)	(915)
Sales return reserve	(3,301)	(1,140)

	$53,513	$19,133

Inventories:
Work in progress	$7,555	$8,942
Finished goods	31,247	4,700

	$38,802	$13,642

Prepaid expenses and other assets:
Prepaid expenses	$1,884	$1,187
Other receivables	742	8

	$2,626	$1,195

Property, plant and equipment, net:
Building and land use right	$6,157	$—
Building improvements	1,869	—
Machinery and equipment	12,108	3,607
Furniture and fixtures	224	283
Software	1,194	976
Construction in progress	4,418	10,986

	25,970	15,852
Less: Accumulated depreciation and amortization	(5,348)	(3,396)

	$20,622	$12,456

Accrued expenses and other liabilities:
Employee compensation	$2,303	$1,668
Taxes payable	1,295	1,208
Other	7,502	5,161

	$11,100	$8,037

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

Note 4-Inventory Write-Off

     During the three months ended January 31, 2001, the Company wrote off $18.1 million of inventory due to a significant imbalance in the PC camera market. The following table summarizes the activity in the original $18.1 million of previously written-off inventory (in thousands):

Inventory
Previously
Written-off in
Fiscal 2001
Balance at January 31, 2001	$18,090
Sale of previously reserved inventory through April 30, 2003	12,425

Balance at April 30, 2003	5,665
Sale of previously reserved inventory during fiscal 2004	1,333

Balance at April 30, 2004	$4,332

     As of April 30, 2004 and 2003, the Company held inventories with an original cost of $4.3 million and $5.7 million, respectively, that were written off in fiscal 2001. No inventory was scrapped during the fiscal years 2004, 2003 or 2002.

Note 5-Long-Term Investments

     In April 2003, the Company purchased approximately 11% of the common stock of a privately held company based in Taiwan for a total of $2.8 million in cash. During fiscal 2004, the Company’s equity participation in this privately held company declined to approximately 9% due to additional rounds of financing obtained by the Taiwanese company. The Taiwanese company provides chip-scale packaging services. The Company does not have the ability to exercise significant influence over the operating and financial policies of this company. As a result, the Company accounts for this investment using the cost method.

     In June 2003, the Company purchased approximately 27% of a privately held company based in Taiwan for a total of $2.0 million in cash. The company provides plastic packaging services. In November 2003, the Company made an additional cash contribution in the amount of approximately $0.8 million to maintain its equity ownership percentage. The Company accounts for this investment using the equity method. The Company did not record any equity in net earnings of the investment because such amount was insignificant for fiscal 2004.

     In October 2003, the Company entered into a Shareholders’ Agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purpose of providing manufacturing services and automated final testing services. The Company and TSMC will have equal interest in VisEra. The Company has committed to invest $23.5 million in VisEra, and the amount becomes due in stages as VisEra’s business and service capabilities develop over a number of years. In November 2003, the Company made a $1.5 million cash investment in VisEra. The Company accounts for this investment using the equity method. The Company did not record any equity in net earnings of the investment because such amount was insignificant for fiscal 2004.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

Note 6-Income Taxes

     The provision for income taxes consists of the following:

	Year Ended April 30,
	2004	2003	2002
	(in thousands)
Current:
Federal	$28,195	$8,922	$(1,262)
State	—	—	—
Foreign	1,095	50	—

Total current	29,290	8,972	(1,262)

Deferred:
Federal	(448)	(2,790)	1,262
State	1,421	(1,342)	—

Total deferred	973	(4,132)	1,262

Total provision	$30,263	$4,840	$—

     Income (loss) before provision for income taxes consisted of:

	Year Ended April 30,
	2004	2003	2002
	(in thousands)
United States	$49,276	$29,365	$945
International	39,732	(9,201)	(2,219)

Total	$89,008	$20,164	$(1,274)

     The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% to pretax income (loss) from operations as a result of the following:

	Year Ended April 30,
	2004	2003	2002
	(in thousands)
Statutory federal income tax	$31,153	$7,057	$(433)
State income taxes expense (benefit), net of federal tax benefits	924	(35)	—
Amortization of stock compensation	385	147	188
Foreign rate differential	(1,469)	4,326	735
Increase (decrease) in valuation allowance	—	(6,021)	(497)
Tax credits	(1,220)	(676)	(337)
Other	490	42	344

Tax provision	$30,263	$4,840	$—

     Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. Deferred tax assets in the amount of $1.3 million at April 30, 2004 pertain to tax credit carryovers resulting from the exercise of employee stock options. Management believes it is more likely than not that the Company will not realize such deferred tax assets; therefore, a valuation allowance has been established against the deferred tax assets. In the future, when the credit is utilized and the valuation allowance is released, the tax benefit of releasing the valuation allowance will be accounted for as a credit to stockholders’ equity rather than a reduction of the income tax expense in the year such event occurs.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

     The components of refundable and deferred income taxes included in the balance sheet are:

	April 30,
	2004	2003
	(in thousands)
Net operating loss carryforwards	$308	$—
Tax credits	1,209	409
Reserves	4,337	4,635
Accruals and other	1,924	1,258

	7,778	6,302
Valuation allowance	(1,260)	—

Net deferred tax assets	6,518	6,302
Refundable income taxes	—	1,340

Refundable and deferred income taxes	$6,518	$7,642

     As of April 30, 2004, the Company had state research and development credits of approximately $1.8 million. If not utilized, these credits will be carried over indefinitely.

Note 7-Net Income (Loss) Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the effect of stock options. For the years ended April 30, 2004, 2003 and 2002, 220,000, 320,750 and 2,088,400 shares of common stock, respectively, subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on The Nasdaq Stock Market).

     The following table sets forth the computation of basic and diluted income (loss) per share attributable to common stockholders for the periods indicated:

	Year Ended April 30,
	2004	2003	2002
	(in thousands, except per share data)
Numerator:
Net income (loss)	$58,745	$15,324	$(1,274)

Denominator:
Weighted average shares	52,914	45,581	44,314
Weighted average unvested common stock subject to repurchase	(58)	(224)	(589)

Denominator for basic net income (loss) per share	52,856	45,357	43,725
Weighted average effect of dilutive securities:
Common stock options	6,774	4,619	—
Unvested common stock subject to repurchase	58	224	—

Denominator for dilutive net income (loss) per share	59,688	50,200	43,725

Basic net income (loss) per share	$1.11	$0.34	$(0.03)

Diluted net income (loss) per share	$0.98	$0.31	$(0.03)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

     The following table sets forth weighted average potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods indicated:

	Year Ended April 30,
	2004	2003	2002
	(in thousands)
Weighted average effect of potential shares of common stock:
Unvested common stock subject to repurchase	—	—	589
Options outstanding	—	—	4,521

Total potentially dilutive common shares excluded from the computation of earnings (loss) per share as their effect was antidilutive	—	—	5,110

Note 8-Stockholder Rights Plan

     In August 2001, the Company adopted a stockholders rights plan that, among other things, will allow the holder to buy common stock of the Company at a discount should an acquiring company or person attempt to obtain 15% or more of the outstanding common stock. The rights are redeemable by the Company at a price of $0.001 per right.

Note 9-Common Stock

     The Company completed its initial public offering (“IPO”) on July 14, 2000. In the IPO, the Company sold an aggregate of 10,000,000 shares of common stock at $6.50 per share. In August 2000, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase an additional 1,500,000 shares of common stock at $6.50 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $74.8 million, including proceeds from the exercise of the over-allotment option of $9.8 million. The aggregate net proceeds were approximately $67.7 million, including the proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions of approximately $5.2 million and directly paying expenses of the offering of approximately $1.9 million.

     In July 2003, the Company sold 6,186,452 shares of common stock in a follow-on public offering at a price of $19.38 per share, resulting in net proceeds of approximately $113.0 million. The incremental shares are reflected in the weighted average shares outstanding during the fiscal year ended April 30, 2004.

     The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2004 and 2003, 56,212,119 and 46,805,816 shares were issued and outstanding, respectively. In addition, as of April 30, 2004, 16,187,699 shares of common stock have been reserved for issuance under the Company’s employee stock option plans, the directors’ stock option plan and employee stock purchase plan.

     Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of voluntary or involuntary termination of employment of the stockholder. Of the shares issued to date, 5,540,100 shares of the Company’s common stock have been issued under restricted stock purchase agreements, under which the Company has the option to repurchase issued shares of common stock. Under these agreements, 20% of the Company’s repurchase rights lapse after one year. The remaining rights lapse quarterly over the following four years. As of April 30, 2004, 2003 and 2002, 13,500, 101,600 and 351,100 shares of common stock were unvested and subject to repurchase by the Company at the original exercise price, respectively.

Note 10-Stock Plans

  1995 Stock Option Plan

     In May 1995, the Company adopted the 1995 Stock Option Plan under which 7,200,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options and stock purchase rights. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company’s common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1995 Stock Option Plan generally vest over five years and are exercisable immediately or for up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). Those options exercised but unvested are subject to repurchase by the Company at the exercise price.

     In February 2000, the Company terminated the 1995 Stock Option Plan as to future grants. However, options outstanding under the 1995 Stock Option Plan continue to be governed by the terms of the 1995 Stock Option Plan.

  2000 Stock Plan

     In February 2000, the Company adopted the 2000 Stock Plan under which 6,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 3,000,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year; or an amount determined by the Company’s board of directors. The 2000 Stock Plan provides for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options are granted at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). Those options exercised but unvested are subject to repurchase by the Company at the exercise price.

  2000 Director Option Plan

The 2000 Director Option Plan was adopted by the board of directors in February 2000 and the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year or an amount determined by the board of directors. The 2000 Director Option Plan provides for an initial grant to the nonemployee director to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting, the director has served on the board of directors for six months. The terms of the options granted under the 2000 Director Option Plan is ten years, but the options expire three months following the termination of the optionee’s status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants will become exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000 share grants will become exercisable at the rate of 1/16th of the shares per quarter.

  2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan was adopted by the board of directors in February 2000 and was adopted by the shareholders in March 2000. The 2000 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2000 Employee Stock Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or 4% of the Company’s common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The offering period under this plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan will be 85% of the lesser of the fair market value per share on the start date of the offering period or on the end date of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

automatically on termination of employment with the Company. This plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of April 30, 2004, 1,425,938 shares had been purchased under the 2000 Employee Stock Purchase Plan.

     The following table summarizes stock option activities:

	Options outstanding
				Weighted
	Options			Average
	Available For	Number of	Price Per	Price Per
	Grant	Shares	Share	Share
Balance at May 1, 2001	2,652,808	5,531,992		$3.31
Granted	(1,321,000)	1,321,000	1.83 - 4.30	2.19
Exercised	—	(214,284)	0.13 - 5.00	1.60
Repurchased	17,000	—	0.30 - 0.75	0.27
Canceled	777,776	(777,776)	0.15 - 14.53	5.16

Balance at April 30, 2002	2,126,584	5,860,932		2.88
Replenished	2,785,856	—	—	—
Granted	(3,739,400)	3,739,400	4.45 - 12.15	6.20
Exercised	—	(1,685,946)	0.03 - 6.50	2.77
Repurchased	10,000	—	0.15	0.15
Canceled	605,648	(605,648)	0.38 - 14.53	3.69

Balance at April 30, 2003	1,788,688	7,308,738		4.54
Replenished	2,925,362	—	—	—
Granted	(3,848,600)	3,848,600	16.40 - 29.19	18.14
Exercised	—	(2,824,297)	0.15 - 21.11	4.24
Canceled	795,711	(795,711)	0.38 - 26.88	14.74

Balance at April 30, 2004	1,661,161	7,537,330	—	$10.51

     The following table summarizes information about stock options outstanding at April 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	April 30, 2004	Contractual Life	Exercise Price	April 30, 2004	Exercise Price
$0.13 - $2.38	1,160,226	6.41	$1.70	689,532	$1.39
$2.72 - $5.96	857,426	6.75	5.11	664,190	5.03
$6.01	1,946,561	8.10	6.01	477,977	6.01
$6.50 - $12.15	240,517	8.74	8.86	65,549	8.63
$16.40	2,680,850	9.11	16.40	54,374	16.40
$21.11 - $24.27	518,000	9.46	22.05	75,000	21.11
$26.88	93,750	9.55	26.88	—	—
$29.19	40,000	9.69	29.19	—	—

$0.13 - $29.19	7,537,330	8.19	$10.51	2,026,622	$5.83

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

  Stock-Based Compensation Under APB 25

     Stock-based compensation is comprised of the following (in thousands):

	Year ended April 30,
	2004	2003	2002
Cost of revenues	$3	$11	$25

Operating expenses:
Research and development	68	150	232
Selling, general and administrative	1,031	248	295

Total operating expenses	1,099	398	527

Total compensation charge	$1,102	$409	$552

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

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Employee Stock Option			Employee Stock Purchase
	Plans Year Ended April 30,			Plan Year Ended April 30,
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	1.7%	2.1%	3.8%	1.5%	1.6%	2.8%
Expected term of options (in years)	3.5	3.5	3.1	0.5	0.5	0.5
Expected volatility	130%	135%	151%	130%	135%	151%
Expected dividend yield	0%	0%	0%	0%	0%	0%

     The Company used 0% as expected volatility for all periods before March 8, 2000. For the period from March 8, 2000, the date of first filing of the registration statement on Form S-1 in connection with the Company’s initial public offering, through April 30, 2000, 110% volatility was used.

     The weighted average grant-date fair value of options granted during the years ended April 30, 2004, 2003 and 2002 was $13.68, $4.82 and $1.77, respectively.

Note 11-Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in a money market account. The Company’s products are primarily sold to original equipment manufacturers, value added resellers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. The Company’s sales to significant customers as a percentage of revenues were as follows for the fiscal years indicated:

	Year Ended April 30,
	2004	2003	2002
Percentage of revenues:
Customer A	17%	21%	15%
Customer B	*	14%	*
Customer C	*	*	20%

*	Less than ten percent.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

     Significant customer account receivables as a percentage of net accounts receivable were as follows for the fiscal years indicated:

	April 30,
	2004	2003
Percentage of accounts receivable, net:
Customer A	24%	29%
Customer B	*	23%
Customer C	*	14%
Customer D	15%	*

*	Less than ten percent.

Note 12-Segment, Product Line and Geographic Information

     For all periods presented, the Company operated in a single business segment.

     Revenues of digital and analog image sensors were as follows (in thousands):

	Year Ended April 30,
	2004	2003	2002
Digital image sensors	$285,425	$84,487	$18,778
Analog image sensors.	32,698	24,511	27,740

Total	$318,123	$108,998	$46,518

     The Company sells its products in the United States and to the Asia Pacific region. Revenues by geographic locations based on the country or region of the customer were as follows (in thousands):

	Year Ended April 30,
	2004	2003	2002
Hong Kong	$103,437	$46,757	$12,696
China	74,041	21,266	293
Taiwan	68,665	25,982	12,104
South Korea	40,230	5,594	3,539
Japan	21,641	2,124	3,426
United States	3,932	6,329	11,907
All other	6,177	946	2,553

	$318,123	$108,998	$46,518

     In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of their products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in fiscal 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $3.2 million and $4.0 million during fiscal 2004 and fiscal 2003, respectively. A total of $14.7 million of the $30.0 million of registered capital of the subsidiaries had been funded as of April 2004, from the Company’s available working capital. The remaining $15.3 million of registered capital must be funded by January 2005. The $14.7 million invested through April 30, 2004 was used to pay for land use rights and to pay building contractors for partial payment for the construction of the facility and equipment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

     The Company’s long-lived assets are located in the following countries (in thousands):

	April 30,
	2004	2003
China	$16,486	$8,968
United States	3,773	3,588
Taiwan	7,496	2,845
All other	339	278

	$28,094	$15,679

Note 13-Commitments and Contingencies

  Commitments

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

     The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2010. At April 30, 2004, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2005	$1,891
2006	1,857
2007	1,204
2008	420
2009	419
Thereafter	35

Total	$5,826

     Rental expenses under all operating leases amounted to approximately $1,600,000, $459,000 and $408,000 for the years ended April 30, 2004, 2003 and 2002, respectively.

  Litigation

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions.

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against the Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A proposed stipulation of settlement as a release of claims against the issuer defendants, including the Company, has been submitted for preliminary approval by the Court. The settlement is subject to Court approval and a number of other conditions. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. The Company further believes that the settlement is not expected to have any material adverse affect on its financial condition, results of operations or cash flows.

     On August 21, 2002, the Company initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 that had been issued to the Company related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to the Company’s patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to the Company’s Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which decision was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, the Company filed an action with the High Administrative Court of Taiwan to reverse the grant of cancellation.

     On October 11, 2002, the Company filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In its complaint, the Company alleged misappropriation of trade secrets, unfair competition and other business torts, and sought damages and injunctive relief. IC Media Corporation answered the complaint by denying the allegations and raising various defenses. In accordance with the Alternative Dispute Resolution practices of the Court, this matter was submitted for mediation on April 1, 2004, and a settlement agreement was ultimately executed on May 7, 2004. The settlement, whose terms are confidential, is expected to result in dismissal of the lawsuit by October 2004.

     On June 30, 2003, Mr. Chia-Chin Ku filed a complaint in Santa Clara County Superior Court against the Company and its president and chief executive officer, Mr. Shaw Hong. Mr. Ku never served the complaint on the Company. On January 29, 2004, the Court dismissed the complaint on its own motion due to Mr. Ku’s failure to make any appearance in the case, failure to show cause in writing why the dismissal should not be entered, or otherwise pursue the case after filing the complaint.

     On July 14, 2003, Sunex, Inc. filed a complaint against the Company in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of the Company’s cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint relates to parts delivered by Sunex to the Company in the fiscal quarters ended January 31, 2003 and April 30, 2003 and the Company’s cancellation in that quarter of additional purchase orders it had previously placed with Sunex. In October 2003, the Superior Court granted Sunex’s request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond in lieu of an attachment which the Company posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. The Company intends to defend itself vigorously and has filed a counterclaim against Sunex in which the Company alleges breach of contract and breach of warranties, and seeks damages in an amount yet to be determined. The Company believes that any amount it may ultimately owe Sunex in excess of the amount it had accrued as of April 30, 2004 will not have a material adverse affect on its financial condition, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Years Ended April 30, 2004, 2003 and 2002

     On June 10, 2004, a complaint was filed against the Company and certain of its present and former directors and officers in federal court, captioned Vince v. OmniVision Technologies, Inc., No. C-04-2297 SC (N.D. Cal.). This action was the first of several similar putative class action lawsuits filed in federal court on behalf of investors who purchased the Company’s common stock at various times from February 2003 through June 9, 2004. The complaints generally claim that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. The complaints seek unspecified damages. The actions have not yet been consolidated and no lead plaintiff has been appointed. The Company believes that these lawsuits are without merit and intends to defend the cases vigorously.

     Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court is captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court is captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). The complaints generally seek unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. These complaints appear to be based upon the same allegations contained in the securities class actions. The Company is named solely as a nominal defendant against whom no monetary recovery is sought.

Supplementary Data

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,
	2003	2003	2004	2004
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
	(unaudited)
Revenues	$46,839	$77,998	$93,613	$99,673
Cost of revenues (1)	29,460	48,425	56,668	59,553
Gross profit	17,379	29,573	36,945	40,120
Net income	$6,224	$13,826	$17,868	$20,827
Net income per share:
Basic	$0.13	$0.26	$0.33	$0.37

Diluted	$0.12	$0.23	$0.29	$0.34

Shares used in computing per share amounts:
Basic	47,696	53,946	54,652	55,811

Diluted	53,638	60,295	60,850	60,846

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,
	2002	2002	2003	2003
	(in thousands, except per share data)
Revenues	$16,790	$21,743	$30,522	$39,943
Cost of revenues (1)	10,274	13,063	18,980	24,587
Gross profit	6,516	8,680	11,542	15,356
Net income	$1,622	$3,015	$4,598	$6,089
Net income per share:
Basic	$0.04	$0.07	$0.10	$0.13

Diluted	$0.03	$0.06	$0.09	$0.12

Shares used in computing per share amounts:
Basic	44,529	44,876	45,615	46,457

Diluted	48,274	48,882	51,125	51,046

(1)	Includes inventory write-off of $18,652 in fiscal 2001 and a related benefit of $1,978 in fiscal 2004 and $3,163 in fiscal 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

     Partly in connection with the restatement of our financial statements for the first, second and third quarters for fiscal 2004, our Independent Registered Public Accounting Firm have identified material weaknesses in our internal controls and procedures relating to errors in our recognition of revenue resulting from incorrectly reviewing distributor reports and from incorrectly applying revenue recognition policies in accordance with title transfer, risk of loss and related shipping terms. Our Independent Registered Public Accounting Firm also noted a material weakness related to our need to increase our financial reporting and accounting staffing levels to ensure that we can meet our financial reporting obligations given the significant growth in our business in recent periods. In addition, our Independent Registered Public Accounting Firm reported additional observations and recommendations with respect to our financial reporting and internal controls. Correcting the identified material weaknesses and addressing the other issues identified by our Independent Registered Public Accounting Firm, responding to the findings of the internal review and the independent investigation and continuously strengthening our internal controls and financial reporting capabilities are some of our highest priorities. We have adopted and implemented measures to ensure that information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported accurately, and we continue to adopt and implement, several measures in connection with our ongoing efforts to improve our control processes and corporate governance in response to the issues identified in the internal review, independent investigation and the report of our Independent Registered Public Accounting Firm. These measures include the following:

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

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls

     Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date that we completed our evaluation.

     We are continuing to implement modules in our enterprise resource planning system which we have started in 2003. We believe that we have adequate backup procedures and systems in place such that the process of implementing this enterprise resource planning system will not materially adversely affect our internal controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Item 4A. Executive Officers and Directors of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections captioned “Executive Compensation and Other Matters” and “Report of the Compensation Committee of the Board of Directors” contained in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the section captioned “Transactions with Related Parties and Insiders” contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the section captioned “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

     1. Financial Statements. Refer to the financial statements filed as a part of this Report under “Item 8-Financial Statements and Supplementary Data.”

     2. Financial Statement Schedules. The following financial schedule is filed as part of this Report under “Schedule II-Valuation and Qualifying Accounts for the Years Ended April 30, 2004, 2003 and 2002.” All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3. Exhibits.

Exhibit
Number			Description
3.1		(1)	Restated Certificate of Incorporation
3.2		(1)	Bylaws of the Registrant
4.1		(1)	Specimen Common Stock Certificate
4.2		(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3		(3)
Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

10.1		(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2		(1)	2000 Stock Plan and form of option agreement
10.3		(1)	2000 Employee Stock Purchase Plan and form of subscription agreement
10.4		(1)	2000 Director Stock Option Plan and form of option agreement
10.5		(4)	Lease Agreement between the Registrant and Caribbean/Geneva Investors and Crossman Partners, L.P., dated March 14, 2003, for the premises at 1341 Orleans Drive, Sunnyvale, California 94089-1136
*10.6		(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998
10.7		(2)
Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8		(2)
Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9		(2)
Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.10		(5)	Common Stock Purchase Warrant dated July 25, 2003 issued to our former chief financial officer
*10.11	(a)	(6)	Shareholders’ Agreement, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
*10.11	(b)	(6)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
21.1			Subsidiaries of the Registrant
23.1			Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1			Power of Attorney (included on page 79)
31.1			Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32			Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.

(4)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

(6)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

     (b) Reports on Form 8-K. We furnished a Current Report on Form 8-K on February 18, 2004 announcing our financial results for our third fiscal quarter ended January 31, 2004. Such report was “furnished,” but not filed.

     (c) Exhibits Pursuant to Item 601 of Regulation S-K. See Item 15(a)(3) above.

     (d) Financial Statement Schedules. See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

Our audits of the consolidated financial statements referred to in our report dated June 13, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
July 13, 2004

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2004, 2003, and 2002
(In thousands)

	Balance at	Additions	Write-offs
	Beginning of	and Charges	and	Balance at
Description	Year	to Expenses	Deductions	End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended April 30, 2004	$915	$1,700	$835	$1,780

Fiscal year ended April 30, 2003	$671	$244	$—	$915

Fiscal year ended April 30, 2002	$114	$575	$18	$671

Deferred tax valuation allowance:
Fiscal year ended April 30, 2004	$—	$1,260	$—	$1,260

Fiscal year ended April 30, 2003	$6,021	$—	$6,021	$—

Fiscal year ended April 30, 2002	$6,307	$—	$286	$6,021

Sales return reserve:
Fiscal year ended April 30, 2004	$1,140	$4,372	$2,211	$3,301

Fiscal year ended April 30, 2003	$754	$813	$427	$1,140

Fiscal year ended April 30, 2002	$633	$283	$162	$754

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.

	By:	/S/ Shaw Hong

Shaw Hong
President and Chief Executive Officer

Date: July 14, 2004

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shaw Hong and John T. Rossi, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Shaw Hong Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	July 14, 2004
/s/ John T. Rossi John T. Rossi	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2004
/s/ Raymond Wu Raymond Wu	Executive Vice President and Director	July 14, 2004
/s/ Joseph Jeng Joseph Jeng	Director	July 14, 2004
/s/ Andrew Wang Andrew Wang	Director	July 14, 2004
/s/ Edward C. V. Winn Edward C. V. Winn	Director	July 14, 2004

EXHIBIT INDEX

Exhibit
Number			Description
3.1		(1)	Restated Certificate of Incorporation
3.2		(1)	Bylaws of the Registrant
4.1		(1)	Specimen Common Stock Certificate
4.2		(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3		(3)
Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

10.1		(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2		(1)	2000 Stock Plan and form of option agreement
10.3		(1)	2000 Employee Stock Purchase Plan and form of subscription agreement
10.4		(1)	2000 Director Stock Option Plan and form of option agreement
10.5		(4)	Lease Agreement between the Registrant and Caribbean/Geneva Investors and Crossman Partners, L.P., dated March 14, 2003, for the premises at 1341 Orleans Drive, Sunnyvale, California 94089-1136
*10.6		(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998
10.7		(2)
Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8		(2)
Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9		(2)
Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.10		(5)	Common Stock Purchase Warrant dated July 25, 2003 issued to our former chief financial officer
*10.11	(a)	(6)	Shareholders’ Agreement, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
*10.11	(b)	(6)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
21.1			Subsidiaries of the Registrant
23.1			Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1			Power of Attorney (included on page 79)
31.1			Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32			Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.

(4)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

(6)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.