Form 10-Q/A
period 2004-01-31
OMNIVISION TECHNOLOGIES INC
filed 2004-07-15
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-29939

OMNIVISION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0401990 (I.R.S. Employer Identification Number)

1341 Orleans Drive, Sunnyvale, California 94089-1136
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 542-3000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

     At March 11, 2004, 55,621,527 shares of common stock of the Registrant were outstanding.

EXPLANATORY NOTE

     This amended Quarterly Report on Form 10-Q is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of our condensed consolidated financial statements as of and for the period ended January 31, 2004 as described in Note 1 to the condensed consolidated financial statements and to report in the equity section of the balance sheet the benefit from exercises of stock options, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement (which do not include “Factors Affecting Future Results”), (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of the filing of this amended Quarterly Report on Form 10-Q, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits in accordance with this amended Quarterly Report on Form 10-Q. We have made no further changes to the originally filed Form 10-Q. All information in this amended Quarterly Report on Form 10-Q is as of the date the Quarterly Report on Form 10-Q was originally filed and does not reflect any subsequent information or events other than those reflected in the restatement.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 31,	April 30,
	2004	2003
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$190,622	$50,438
Restricted cash	1,071	—
Short-term investments	6,532	10,224
Accounts receivable, net	42,633	19,133
Inventories	41,212	13,642
Refundable and deferred income taxes	6,438	7,642
Prepaid expenses and other assets	1,679	1,195

Total current assets	290,187	102,274
Property, plant and equipment, net	19,290	12,456
Long-term investments	7,110	2,845
Other non-current assets	405	378

Total assets	$316,992	$117,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,906	$10,528
Accrued expenses and other liabilities	8,005	8,037
Deferred income	6,320	2,845

Total current liabilities	52,231	21,410

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,963,776 and 46,805,816 shares issued and outstanding at January 31, 2004 and April 30, 2003, respectively	55	47
Additional paid-in capital	235,002	104,824
Deferred compensation related to stock options	(45)	(159)
Retained earnings (accumulated deficit)	29,749	(8,169)

Total stockholders’ equity	264,761	96,543

Total liabilities and stockholders’ equity	$316,992	$117,953

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(restated)		(restated)
Revenues	$93,613	$30,522	$218,450	$69,055
Cost of revenues(1)	56,668	18,980	134,553	42,317

Gross profit	36,945	11,542	83,897	26,738

Operating expenses:
Research and development	4,065	3,132	10,818	8,251
Selling, general and administrative	5,509	2,869	15,903	7,659
Stock-based compensation(2)	810	68	1,006	332

Total operating expenses	10,384	6,069	27,727	16,242

Income from operations	26,561	5,473	56,170	10,496
Interest income, net	511	199	1,281	631

Income before income taxes	27,072	5,672	57,451	11,127
Provision for income taxes	9,204	1,074	19,533	1,892

Net income	$17,868	$4,598	$37,918	$9,235

Net income per share:
Basic	$0.33	$0.10	$0.73	$0.21

Diluted	$0.29	$0.09	$0.64	$0.19

Shares used in computing net income per share:
Basic	54,652	45,615	51,877	44,997

Diluted	60,850	51,125	58,835	49,070

(1)Stock-based compensation included in Cost of revenues	$1	$2	$3	$9

(2)Stock-based compensation by functional area:
Research and development	$13	$35	$55	$117
Selling, general and administrative	797	33	951	215

	$810	$68	$1,006	$332

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 31,
	2004	2003
	(restated)
Cash flows from operating activities:
Net income	$37,918	$9,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,200	639
Stock-based compensation	1,009	341
Tax benefits from stock option exercises	8,651	—
Changes in assets and liabilities:
Accounts receivable, net	(23,500)	(7,284)
Inventories	(27,570)	(13,053)
Refundable and deferred income taxes	1,204	205
Prepaid expenses and other assets	(511)	(2,049)
Accounts payable	27,378	8,417
Accrued expenses and other liabilities	(32)	1,139
Deferred income	3,475	1,593

Net cash provided by (used in) operating activities	29,222	(817)

Cash flows from investing activities:
Purchase of short-term investments	(17,329)	(5,173)
Restricted cash	(1,071)	—
Proceeds from sale of short-term investments	21,021	2,002
Purchase of long-term non-marketable investment	(4,265)	—
Purchases of property, plant and equipment	(8,034)	(5,234)

Net cash used in investing activities	(9,678)	(8,405)

Cash flows from financing activities:
Deposit refunded	—	(900)
Proceeds from issuance of common stock, net	120,640	2,908
Payment for repurchase of common stock, net	—	(1)

Net cash provided by financing activities	120,640	2,007

Net increase (decrease) in cash and cash equivalents	140,184	(7,215)
Cash and cash equivalents at beginning of period	50,438	55,803

Cash and cash equivalents at end of period	$190,622	$48,588

Supplemental cash flow information:
Taxes paid	$13,810	$4,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2004 and 2003
(unaudited)

Note 1 — Basis of Presentation and Restatement

Overview

     The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2004 and April 30, 2003 and for the three and nine months ended January 31, 2004 and 2003 have been prepared by OmniVision Technologies, Inc. and its subsidiaries (the “Company” or “OmniVision”) in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2003 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended April 30, 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003 (the “Form 10-K”).

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

     The following tables present amounts from operations and the balance sheet as previously reported and as restated:

	Three Months Ended		Nine Months Ended
	January 31, 2004		January 31, 2004
	(Reported)	(Restated)	(Reported)	(Restated)
Revenues	$94,510	$93,613	$209,542	$218,450
Cost of revenues(1)	58,210	56,668	129,814	134,553

Gross profit	36,300	36,945	79,728	83,897

Operating expenses:
Research and development	4,065	4,065	10,818	10,818
Selling, general and administrative	5,665	5,509	15,860	15,903
Stock-based compensation charge(2)	810	810	1,006	1,006

Total operating expenses	10,540	10,384	27,684	27,727

Income from operations	25,760	26,561	52,044	56,170
Interest income, net	511	511	1,281	1,281

Income before income taxes	26,271	27,072	53,325	57,451
Provision for income taxes	8,932	9,204	18,130	19,533

Net income	$17,339	$17,868	$35,195	$37,918

Net income per share:
Basic	$0.32	$0.33	$0.68	$0.73

Diluted	$0.28	$0.29	$0.60	$0.64

Shares used in computing net income per share:
Basic	54,652	54,652	51,877	51,877

Diluted	60,850	60,850	58,835	58,835

(1) Stock-based compensation charges included in Cost of revenues	$1	$1	$3	$3

(2) Stock-based compensation charges by functional area:
Research and development	$13	$13	$55	$55
Selling, general and administrative	797	797	951	951

	$810	$810	$1,006	$1,006

Balance Sheet Items

	Three Months Ended
	January 31, 2004
	(Reported)	(Restated)
Accounts Receivable, net	$34,721	$42,633
Inventories	45,400	41,212
Total Assets	313,268	316,992
Accrued expenses and other current liabilities	15,393	8,005
Total current liabilities	59,881	52,231
Shareholders' equity	253,387	264,761

Note 2 — Summary of Significant Accounting Policies

Revenue Recognition

     For shipments to original equipment manufacturers (“OEMs”), value added resellers (“VARs”) and distributors without agreements that allow for returns or credits, the Company recognizes revenue using the “sell-to” method. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2004 and 2003
(unaudited)

obligations. For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the “sell-through” method under which revenue is deferred until the distributor actually resells the product to the end-user customer and the Company is notified in writing by the distributor of such sale. Deferred income on shipment to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors. The Company provides for future returns based on historical experience at the time revenue is recognized.

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

Short-Term Investments

     The Company’s short-term investments, which are classified as available-for-sale, are invested in marketable high-grade corporate securities and government bonds maturing in twelve months or less from the date of purchase. These investments are reported at fair value which approximates cost. Unrealized gains or losses are recorded in stockholders’ equity and included in other comprehensive income (loss). Unrealized gains or losses were not significant during any period presented in these financial statements.

Intangible Assets

     The Company’s patent, copyright, trademark and trade secrets have been developed internally to date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company recognizes as expense when incurred the associated costs of the internal development of these intellectual property rights.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(restated)		(restated)

Net income, as reported	$17,868	$4,598	$37,918	$9,235
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	486	53	544	192
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	4,671	1,888	12,367	5,265

As adjusted net income	$13,683	$2,763	$26,095	$4,162

Net income per share – Basic:
As reported	$0.33	$0.10	$0.73	$0.21

As adjusted	$0.25	$0.06	$0.50	$0.09

Net income per share – Diluted:
As reported	$0.29	$0.09	$0.64	$0.19

As adjusted	$0.24	$0.06	$0.49	$0.09

Shares used in computing net income per share – Basic:
As reported	54,652	45,615	51,877	44,997

As adjusted	54,652	45,615	51,877	44,997

Shares used in computing net income per share – Diluted:
As reported	60,850	51,125	58,835	49,070

As adjusted	58,024	46,013	53,087	45,246

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

Recent Accounting Pronouncements

     During December 2003, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 updates portions of the interpretative guidance included in Topic 13 of staff accounting bulletin, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principal revisions relate to the deletion of interpretive material that is no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The revenue recognition principles of SAB 101, however, remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have any effect on its financial position or results of operations.

Note 3 — Balance Sheet Accounts (In Thousands)

	January 31,	April 30,
	2004	2003
Cash and cash equivalents:
Cash	$4,056	$941
Money market funds	104,566	25,363
Commercial paper	82,000	24,134

	$190,622	$50,438

Accounts receivable:	(restated)
Accounts receivable	$50,249	$21,188
Less: Allowance for doubtful accounts	(2,615)	(915)
Sales returns reserve	(5,001)	(1,140)

	$42,633	$19,133

Inventories:	(restated)
Work in progress	$11,836	$8,942
Finished goods	29,376	4,700

	$41,212	$13,642

Prepaid expenses and other assets:
Prepaid expenses	$1,401	$1,187
Other receivables	278	8

	$1,679	$1,195

Property, plant and equipment, net:
Building and land use right	$7,013	$—
Building improvements	1,869	—
Machinery and equipment	9,452	3,607
Furniture and fixtures	217	283
Software	1,112	976
Construction in progress	4,296	10,986

	23,959	15,852
Less: Accumulated depreciation and amortization	(4,669)	(3,396)

	$19,290	$12,456

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2004 and 2003
(unaudited)

Note 4 — Inventory Write-Off

     During the three months ended January 31, 2001, the Company wrote off $18.1 million of inventory due to a significant imbalance in the PC camera market. The following table summarizes the activity in the original $18.1 million of previously written-off inventory (in thousands):

Inventory
Previously
Written-off in
Fiscal 2001
Balance at January 31, 2001	$18,090
Sale of previously reserved inventory through April 30, 2003	12,425

Balance at April 30, 2003	5,665
Sale of previously reserved inventory during the nine months ended January 31, 2004	966

Balance at January 31, 2004	$4,699

Note 5 — Net Income Per Share

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2004 and 2003
(unaudited)

     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(restated)		(restated)
Numerator:
Net income	$17,868	$4,598	$37,918	$9,235

Denominator:
Weighted average shares	54,686	45,791	51,941	45,247
Weighted average unvested common shares subject to repurchase	(34)	(176)	(64)	(250)

Denominator for basic net income per share	54,652	45,615	51,877	44,997
Effect of dilutive securities:
Common stock options	6,164	5,334	6,894	3,823
Unvested common stock subject to repurchase	34	176	64	250

Denominator for dilutive net income per share	60,850	51,125	58,835	49,070

Basic net income per share	$0.33	$0.10	$0.73	$0.21

Diluted net income per share	$0.29	$0.09	$0.64	$0.19

     In July 2003, the Company sold 6,186,452 shares of common stock in a follow-on public offering at a price of $19.38 per share, resulting in net proceeds of approximately $113.2 million. The incremental shares are reflected in the weighted average shares outstanding during the three- and nine-month periods ended January 31, 2004.

Note 6 — Segment, Product Line and Geographic Information

     The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

     Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(restated)		(restated)
Digital image sensors	$86,912	$26,745	$196,416	$51,360
Analog image sensors	6,701	3,777	22,034	17,695

Total	$93,613	$30,522	$218,450	$69,055

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2004 and 2003
(unaudited)

     The Company sells its products primarily to customers in the Asia Pacific region and the United States of America. Revenues by geographic locations are not necessarily representative of the geographic distribution of sales to end-user markets, as the Company’s customers sell their products globally. The revenues by geographic location in the following table are based on the country or region in which the customers are located (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(restated)		(restated)
Hong Kong	$26,904	$11,354	$71,742	$32,232
Taiwan	14,186	6,604	56,147	16,389
China	27,053	8,533	49,722	10,093
Korea	15,202	1,923	24,318	3,391
Japan	7,728	336	8,867	1,475
United States	1,421	1,567	2,395	4,733
All other	1,119	205	5,259	742

Total	$93,613	$30,522	$218,450	$69,055

     In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in the fiscal year ended April 30, 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $4.0 million during fiscal 2003. A total of $14.7 million of the $30.0 million of registered capital of the subsidiary had been funded as of January 31, 2004 from the Company’s available working capital. The remaining $15.3 million of registered capital must be funded by January 2005. The $14.7 million invested through January 31, 2004 was used primarily to pay for the construction of a building and associated building improvements and purchase of machinery and equipment.

     The Company’s long-lived assets are located in the following countries (in thousands):

	January 31,	April 30,
	2004	2003
China	$12,966	$8,968
Taiwan	7,507	2,845
United States	6,034	3,588
All other	298	278

Total	$26,805	$15,679

Note 7 — Employee Stock Option and Stock Purchase Plans

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

     As of January 31, 2004, 1,425,938 shares had been purchased under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2004 and 2003
(unaudited)

Fair Value Disclosures

     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $20.39 and $4.60 during the three months ended January 31, 2004 and 2003, respectively. The per share weighted average estimated fair value for employee options granted was $13.39 and $4.63 during the nine months ended January 31, 2004 and 2003, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and nine months ended January 31, 2004 and 2003:

	Employee Stock Options
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Risk-free interest rate	2.39%	2.10%	2.14%	2.10%
Expected term of options (in years)	3.5	3.5	3.5	3.5
Expected volatility	122.8%	134.6%	130.4%	134.6%
Expected dividend yield	0%	0%	0%	0%

     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2004 was $8.95 and $5.69, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2003 was $3.88 and $2.86, respectively.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Risk-free interest rate	1.30%	1.32%	1.59%	1.32%
Expected term of options (in years)	0.50	0.50	0.50	0.50
Expected volatility	59.0%	134.6%	105.3%	134.6%
Expected dividend yield	0%	0%	0%	0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2004 and 2003
(unaudited)

Note 8 — Commitments and Contingencies

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

     On October 11, 2002, the Company filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In its complaint, the Company alleges misappropriation of trade secrets, unfair competition and other business torts, and seek damages and injunctive relief. IC Media Corporation has answered the complaint by denying the allegations and raising various defenses. In accordance with the Alternative Dispute Resolution practices of the Court, this matter was submitted for non-binding arbitration. On February 19, 2004, the Court issued a notice reflecting the parties’ agreement to withdraw from arbitration and to submit the matter to non-binding mediation.

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

The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information, the following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.” These forward-looking statements include, but are not limited to, statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends” and words of similar import as well as the negative of those terms. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Results” and elsewhere in this Quarterly Report, and other documents we file with the U.S. Securities and Exchange Commission. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

Sources of Revenues

     We generate our revenue by selling our products directly to OEMs and VARs and indirectly to distributors. In addition, we derive a minimal portion of our revenue by providing engineering assistance to a limited number of our customers. The grouping of sales to OEMs and VARs together, in contrast to sales to distributors, is also consistent with the differences in the Company’s revenue recognition policies between the two groups.

     We recognize revenue on sales to OEMs, VARs and all distributors without agreements that allow for returns or credits using the “sell-to” method. Under this method, revenue is recognized upon the shipment of our products to our customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable and there are no remaining significant obligations.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.5	62.2	61.6	61.3

Gross profit	39.5	37.8	38.4	38.7

Operating expenses:
Research and development	4.3	10.3	4.9	11.9
Selling, general and administrative	5.9	9.4	7.3	11.1
Stock-based compensation charge	0.9	0.2	0.5	0.5

Total operating expenses	11.1	19.9	12.7	23.5

Income from operations	28.4	17.9	25.7	15.2
Interest income, net	0.5	0.7	0.6	0.9

Income before income taxes	28.9	18.6	26.3	16.1
Provision for income taxes	9.8	3.5	8.9	2.7

Net income	19.1%	15.1%	17.4%	13.4%

Three and Nine Months Ended January 31, 2004 as Compared to Three and Nine Months Ended January 31, 2003

Revenues, 2004 periods as restated, see Note 1

     We derive revenues from the sale of our CameraChip products for use in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, video game consoles and security and surveillance cameras. Revenues for the three months ended January 31, 2004 increased 206.7% to approximately $93.6 million from $30.5 million for the three months ended January 31, 2003. Revenues for the nine months ended January 31, 2004 increased 216.3% to approximately $218.5 million from $69.1 million for the nine months ended January 31, 2003. These increased revenues are primarily due to this substantial increase in unit sales of our CameraChips for digital applications during these time periods.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Digital image sensors	$86,912	$26,745	$196,416	$51,360
Analog image sensors	6,701	3,777	22,034	17,695

Total	$93,613	$30,522	$218,450	$69,055

     Digital Revenues. For the three months ended January 31, 2004, revenues from sales of CameraChips for digital applications increased 225.0% to approximately $86.9 million from $26.7 million for the three months ended January 31, 2003. Revenues from sales of CameraChips for digital applications represented 92.8% and 87.6% of revenues for the three months ended January 31, 2004 and 2003, respectively. For the nine months ended January 31, 2004, revenues from sales of CameraChips for digital applications increased 282.4% to approximately $196.4 million from $51.4 million for the nine months ended January 31, 2003. Revenues from sales of CameraChips for digital applications represented 89.9% and 74.4% of revenues for the nine months ended January 31, 2004 and 2003, respectively. The increase in revenues from sales of CameraChips for digital applications for the three and nine months ended January 31, 2004 primarily was due to increases in unit sales of approximately 12.4 million, or 308.8%, and 25.1 million, or 326.0%, respectively. The increase in unit sales for the three and nine months ended January 31, 2004 was led by increases of approximately 10.6 million, or 424.0%, and 18.5 million, or 433.5%, respectively, in unit sales of lower resolution CameraChips products used primarily in cell phone and toy applications, which carry a lower average sales price than CameraChips used for digital still camera applications. We believe that demand in the cell phone market resulted from increased requirements from service providers to include camera functionality on handsets as consumers upgrade their cell phones due to number portability. The increase in revenues from sales of high resolution CameraChips used primarily for digital still camera applications also resulted from increases in unit sales of 1.7 million, or 114.3%, and 6.5 million, or 189.2%, for the three and nine months ended January 31, 2004, respectively. The increase in unit sales was partially offset by a decline in average sales prices for the three and nine months ended January 31, 2004. We expect revenues from sales of CameraChips for digital applications to increase in the fourth quarter of fiscal 2004 primarily as a result of increased sales to the cell phone market.

     Analog Revenues. For the three months ended January 31, 2004, revenues from sales of CameraChips for analog applications increased 77.4% to approximately $6.7 million from $3.8 million for the three months ended January 31, 2003. Revenues from sales of CameraChips for analog applications represented 7.2% and 12.4% of revenues for the three months ended January 31, 2004 and 2003, respectively. For the nine months ended January 31, 2004, revenues from sales of CameraChips for analog applications increased 24.5% to approximately $22.0 million from $17.7 million for the nine months ended January 31, 2003. Revenues from sales of CameraChips for analog applications represented 10.1% and 25.6% of revenues for the nine months ended January 31, 2004 and 2003, respectively. The increase in revenues from sales of CameraChips for analog applications for the three and nine months ended January 31, 2004 primarily was due to increases of approximately 0.5 million, or 108.1%, and 1.5 million, or 76.2%, in unit sales, respectively. The decline in analog revenues as a percentage of revenues for the three and nine month period ended January 31, 2004 resulted from the proportionately greater increase in digital revenues. Such CameraChips for analog applications are used primarily in cameras for toys and games and security applications. The increase in unit sales was partially offset by a decline in average sales prices for the three and nine

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

months ended January 31, 2004. We expect revenues from sales of CameraChips for analog applications to increase in the fourth quarter of fiscal 2004 primarily due to increased demand from the security and surveillance markets.

Revenues from Sales to OEMs and VARs as Compared to Distributors

     We sell our CameraChips either directly to OEMs and VARs or through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three and nine months ended January 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
OEMs and VARs	82.3%	75.1%	73.0%	69.4%
Distributors	17.7	24.9	27.0	30.6

Total	100.0%	100.0%	100.0%	100.0%

     OEMs and VARs. In the three months ended January 31, 2004, Nam Tai Electronics, Inc., or Nam Tai, headquartered in Hong Kong, accounted for 10.3% of revenues. In the three months ended January 31, 2003, Primax Electronics Products Huizhou, or Primax, based in China, accounted for 21.9% of revenues, Aiptek International, Inc., or Aiptek, headquartered in Taiwan, which is a manufacturer and supplier to various OEMs, accounted for 11.5% of revenues., and Nam Tai (both directly and through Actrontech Co., Ltd., a distributor) accounted for approximately 12.5% of revenues. No single OEM or VAR accounted for 10% or more of revenues in the nine months ended January 31, 2004. In the nine months ended January 31, 2003, Primax represented 11.5% of revenues and Aiptek represented 10.2% of revenues. No other OEM or VAR customer accounted for 10% or more of revenues during any of these periods.

     Distributors. In the three months ended January 31, 2004, World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, accounted for 13.5% of revenues. In the three months ended January 31, 2003, World Peace accounted for 17.6% of revenues, including sales to World Peace’s subsidiary, GainTune, based in Hong Kong. In the nine months ended January 31, 2004, World Peace accounted for 19.7% of revenues, including sales to GainTune. In the nine months ended January 31, 2003, World Peace accounted for 20.2% of revenues, including sales to GainTune. No other distributor accounted for 10% or more of revenues during any of these periods.

Revenues from Domestic Sales as Compared to Foreign Sales

     The following table illustrates the percentage of revenues from sales of our CameraChip products to domestic customers as compared to foreign customers for the three and nine months ended January 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Domestic sales	1.5%	5.1%	1.1%	6.9%
Foreign sales	98.5	94.9	98.9	93.1

Total	100.0%	100.0%	100.0%	100.0%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Gross Profit, 2004 periods as restated, see Note 1

     Gross margins for the three months ended January 31, 2004 and 2003 were 39.5% and 37.8% of revenues, respectively. Gross margins for the nine months ended January 31, 2004 and 2003 were 38.4% and 38.7% of revenues, respectively. The increase in gross margins for the three months ended January 31, 2004, as compared to the corresponding period in the prior year, was primarily due to lower unit costs as a result of higher unit volumes, as well as from improved efficiency in our production sequence, particularly in product testing. The decrease in gross margins for the nine months ended January 31, 2004, as compared to the corresponding period in the prior year, was primarily due to a reduction in sales of previously written off inventory. For the three months ended January 31, 2004, approximately $0.6 million of gross profit was attributable to the sale of previously written off inventory. For the nine months ended January 31, 2004, approximately $1.4 million of gross profit was attributable to the sale of previously written off inventory. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the three months ended January 31, 2004 would have increased to approximately 39.1% of revenues, as compared to 37.1% of revenues during the comparable period in the prior year. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the nine months ended January 31, 2004 would have increased to approximately 38.0% of revenues, as compared to 36.8% of revenues during the comparable period in the prior year.

     The following table summarizes the effect of sales of previously written-off inventory on gross profits for the three and nine months ended January 31, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Sales of all products	$93,613	$30,522	$218,450	$69,055
Gross profit	$36,945	$11,542	$83,897	$26,738
Gross margin	39.5%	37.8%	38.4%	38.7%
Sales excluding products for which the costs were previously written off	$93,032	$30,175	$217,083	$66,956
Gross profit excluding the effect of sales of products for which the costs were previously written off	$36,364	$11,195	$82,530	$24,639
Gross margin excluding the effect of sales of products for which the costs were previously written off	39.1%	37.1%	38.0%	36.8%

     Of the previously written-off inventory, $18.1 million was written-off in the three months ended January 31, 2001 due to a significant imbalance in the PC camera market. The following table summarizes the activity with respect to the original $18.1 million of previously written-off inventory (in thousands):

Inventory
Previously
Written-off in
Fiscal 2001
Balance at January 31, 2001	$18,090
Sale of previously reserved inventory through April 30, 2003	12,425

Balance at April 30, 2003	5,665
Sale of previously reserved inventory during the nine months ended January 31, 2004	966

Balance at January 31, 2004	$4,699

     We were able to recover and sell $1.0 million of this inventory in the nine months ended January 31, 2004 primarily due to a build-out of internet infrastructure in China that created new demand for PC cameras. However,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

we believe there is little opportunity to sell the remaining $4.7 million of this inventory, primarily because these image sensors are not as technologically advanced as other competing products in this market segment.

Research and Development, 2004 periods as restated, see Note 1

     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling, depreciation of computers and workstations, and amortization of computer aided design software, some of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for the three months ended January 31, 2004 and 2003 were approximately $4.1 million and $3.1 million, respectively. As a percentage of revenues, research and development expenses for the three months ended January 31, 2004 and 2003 represented 4.3% and 10.3%, respectively. Research and development expenses for the nine months ended January 31, 2004 and 2003 were approximately $10.8 million and $8.3 million, respectively. As a percentage of revenues, research and development expenses for the nine months ended January 31, 2004 and 2003 represented 4.9% and 11.9%, respectively.

     The increase in research and development expenses of approximately $0.9 million, or 29.8%, for the three months ended January 31, 2004 from the corresponding period in the prior year resulted primarily from a $0.4 million increase in expenses related to new product development to improve our current product line and support new product introductions, a $0.3 million increase in salary and payroll-related expenses associated with additional personnel, $0.1 million in software expenses and $0.1 million in facility-related expenses. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. The decrease in research and development as a percentage of revenues for the three months ended January 31, 2004 was due to the proportionately greater increase in revenues from levels in the prior year. The increase in research and development expenses of approximately $2.6 million, or 31.1%, for the nine months ended January 31, 2004 from the corresponding period in the prior year resulted primarily from a $0.9 million increase in salary and payroll-related expenses associated with additional personnel, $0.9 million in expenses related to new product development required to improve our current product line and support new product introductions, and $0.4 million in expenses for software, patent prosecution and engineering supplies. The decline in research and development as a percentage of revenues was due to the proportionately greater increase in revenues for the nine months ended January 31, 2004 from levels in the prior year. We anticipate that our research and development expenses will increase in the remainder of fiscal 2004 and the first six months of fiscal 2005 as we develop our next generation of CameraChip products and as we continue to grow our business, including our research and development team.

Selling, General and Administrative, 2004 periods as restated, see Note 1

     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses include some of the expenses associated with the startup of our Chinese subsidiary. Selling, general and administrative expenses for the three months ended January 31, 2004 and 2003 were approximately $5.5 million and $2.9 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2004 and 2003 represented 5.9% and 9.4%, respectively. Selling, general and administrative expenses for the nine months ended January 31, 2004 and 2003 were approximately $15.9 million and $7.7 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2004 and 2003 represented 7.3% and 11.1%, respectively.

     The increase in selling, general and administrative expenses of approximately $2.6 million, or 92.0%, for the three months ended January 31, 2004 from the corresponding period in the prior year resulted primarily from a $0.4 million increase in selling, general and administrative expenses for our foreign operations, a $1.3 million increase in commissions associated with increased revenues, a $0.3 million increase in employment expenses and a $0.3 million increase in legal and accounting expenses. Selling, general and administrative expenses decreased as a percentage of revenues in the three months ended January 31, 2004 as compared to the corresponding period in the prior year as a result of the proportionately greater increase in revenues. The increase in selling, general and administrative expenses of approximately $8.2 million, or 107.6% for the nine months ended January 31, 2004 from the corresponding period in the prior year resulted primarily from a $3.3 million increase in commissions associated with increased revenues, a $0.9 million increase in selling, general and administrative expenses for our foreign

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

operations, a $1.3 million increase in legal and accounting expenses, a $1.0 million increase in salary and payroll-related expenses and a $1.0 million increase in provisions for bad debts related to the increase in accounts receivable. Selling, general and administrative expenses decreased as a percentage of revenues for the nine months ended January 31, 2004, as compared to the corresponding period in the prior year, as a result of the proportionately greater increase in revenues. We anticipate that our future selling, general and administrative expenses will increase in absolute dollars as we continue to grow our business.

Stock-based compensation, 2004 periods as restated, see Note 1

     Stock-based compensation consists primarily of the amortization of the excess of fair market value over the grant price of options granted prior to our initial public offering. The stock-based compensation for the three months ended January 31, 2004 and 2003 was approximately $0.8 million and $0.1 million, respectively. As a percentage of revenues, the stock-based compensation charge for the three months ended January 31, 2004 and 2003 represented 0.9% and 0.2%, respectively. The stock-based compensation for the nine months ended January 31, 2004 and 2003 were approximately $1.0 million and $0.3 million, respectively. As a percentage of revenues, the stock-based compensation for the nine months ended January 31, 2004 and 2003 represented 0.5%. The increase for the three and nine months ended January 31, 2004 was due to the issuance of stock options to new members of management and the board of directors. These non-cash charges are not expected to continue at the level experienced in the quarter ended January 31, 2004, and we expect stock compensation expense to return to the prior levels.

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

Provision for Income Taxes, 2004 periods as restated, see Note 1

     We generated approximately $27.1 million and $5.7 million in income before income taxes for the three months ended January 31, 2004 and 2003, respectively. We recorded provisions for income taxes for the three months ended January 31, 2004 and 2003 of approximately $9.2 million and $1.1 million, respectively. We generated approximately $57.5 million and $11.1 million in income before income taxes for the nine months ended January 31, 2004 and 2003, respectively. We recorded provisions for income taxes for the nine months ended January 31, 2004 and 2003 of approximately $19.5 million and $1.9 million, respectively. For the three months ended January 31, 2004 and 2003, the effective rate was 34.0% and 18.9%, respectively. For the nine months ended January 31, 2004 and 2003, the effective rate was 34.0% and 17.0%, respectively. The lower effective tax rates for the three and nine months ended January 31, 2003 were due to the release of the valuation allowance offsetting net deferred tax assets. We anticipate the effective tax rate for fiscal 2004 will increase as compared to fiscal 2003 but will be less than the combined federal and state statutory rate for fiscal 2004. The increase in tax rate is due to the anticipated combination of income between domestic and foreign entities for the current fiscal year. Achieving an effective tax rate in fiscal 2004 that is less than the combined federal and state statutory rates is principally contingent upon our foreign affiliates generating income.

Liquidity and Capital Resources, 2004 periods as restated, see Note 1

     Principal sources of liquidity at January 31, 2004 consisted of cash, cash equivalents and short-term investments of $197.2 million.

     Our working capital increased by approximately $157.1 million to $238.0 million as of January 31, 2004 from $80.9 million as of April 30, 2003. The increase was primarily attributable to a $140.2 million increase in cash and cash equivalents principally resulting from our follow-on public offering of common stock in July 2003, a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

$27.6 million increase in inventories to support future sales, a $23.5 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels during the nine months ended January 31, 2004, a $1.1 million increase in restricted cash and a $0.5 million increase in prepaid expenses and other assets, partially offset by a $27.4 million increase in accounts payable, a $3.5 million increase in deferred income and a $3.7 million decrease in short-term investments.

     For the nine months ended January 31, 2004, net cash provided by operating activities totaled approximately $29.2 million as compared to cash used for operating activities of $0.8 million for the corresponding period in the prior year, primarily due to net income of approximately $37.9 million for the nine months ended January 31, 2004 as compared to $9.2 million for the corresponding period in the prior year, a $27.4 million increase in accounts payable, a $3.5 million increase in deferred income, and a $1.2 million decrease in refundable and deferred income taxes, which were partially offset by a $27.6 million increase in inventories to support future sales, a $23.5 million increase in accounts receivable, net, and a $0.5 million increase in prepaid expenses and other assets. The $23.5 million increase in accounts receivable, net, reflects the significantly higher level of sales during the nine months ended January 31, 2004, partially offset by a decrease in days of sales outstanding to 42 days as of January 31, 2004 from 43 days as of April 30, 2003. The increase in accounts receivable, net, was partially offset by a $3.9 million increase in the reserve for sales returns, which rose as a result of the large increase in revenues for the nine months ended January 31, 2004, and by a $1.7 million increase in the allowance for doubtful accounts, which rose as a result of the large increase in accounts receivable balances. The $27.6 million increase in inventories was attributable to higher inventory levels to support future sales. Inventory turns, calculated based on the fiscal quarters ended January 31, 2004 and April 30, 2003, decreased to 5.5 as of January 31, 2004 as compared to 7.2 as of April 30, 2003, as we increased inventory levels to reduce supply constraints in anticipation of increased future sales. Accounts payable increased concurrently with the increase in inventory purchases. For the remainder of fiscal 2004, we anticipate that our research and development expenses will increase as we develop our next generation of CameraChip products and as we continue to grow our business. We also anticipate that our selling, general and administrative expenses will increase for the remainder of fiscal 2004 as we continue to grow our business.

     For the nine months ended January 31, 2004, our cash used in investing activities increased to approximately $9.7 million from $8.4 million for the corresponding prior year period, due to $8.0 million in purchases of property, plant and equipment, $4.3 million in purchases of long-term non-marketable investments and a $1.1 million increase in restricted cash, partially offset by $3.7 million in net proceeds from the sale of short-term investments. Net cash used in investing activities of $8.4 million for the nine months ended January 31, 2003 resulted from $5.2 million in purchases of property, plant and equipment and net $3.2 million in purchases of short-term investments. The $6.8 million increase in property, plant and equipment was due to the additional investment in buildings, building improvements and machinery and equipment to support the expanding operations of our Chinese subsidiary.

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

Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations and commercial commitments as of January 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

			Less than			After
	Total		1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Operating leases	$6,237		$1,864	$3,394	$839	$140
Noncancelable orders	42,269		42,269	—	—	—

Total contractual obligations	48,506		44,133	3,394	839	140

Other Commercial Commitments
Investment in China	15,300	[1]	15,300	—	—	—
Joint Venture with TSMC	3,500	[2]	—	3,500	—	—

Total commercial commitments	18,800		15,300	3,500	—	—

Total contractual obligations and commercial commitments	$67,306		$59,433	$6,894	$839	$140

[1]	Relates to the remaining $15.3 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our CameraChips.

[2]	Pursuant to the Shareholders’ Agreement with TSMC, our share of the capital commitment to VisEra is $23.5 million, which becomes due as VisEra’s business and service capabilities develop over a number of years. Our net cash investment to the joint venture will be approximately $4.5 million. In November 2003, we made a $1.5 million cash investment in this joint venture. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and asset contributions will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we will contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

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

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of both January 31, 2004, the end of our third quarter for fiscal 2004 and April 30, 2004, the end of fiscal 2004, our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     On October 11, 2002, we filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In our complaint, we allege misappropriation of trade secrets, unfair competition and other business torts, and seek damages and injunctive relief. IC Media Corporation has answered the complaint by denying the allegations and raising various defenses. In accordance with the Alternative Dispute Resolution practices of the Court, this matter was submitted for non-binding arbitration. On February 19, 2004, the Court issued a notice reflecting the parties’ agreement to withdraw from arbitration and to submit the matter to non-binding mediation.

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

     (b) Reports on Form 8-K.

     We furnished a Current Report on Form 8-K on November 19, 2003 announcing our financial results for our second fiscal quarter ended October 31, 2003. Such report was “furnished,” but not “filed.”

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