Form 10-K/A
period 2004-04-30
OMNIVISION TECHNOLOGIES INC
filed 2004-07-23
CIK 1106851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     This amended Annual Report on Form 10-K/A is being filed solely for the purpose of amending and restating Item 15 of Part IV of the Form 10-K originally filed to correct typographical errors with respect to the dates given in the “Report of Independent Registered Public Accounting Firm on Financial Statement Schedule” that appears therein, and for the purpose of filing the Exhibit 23.1, “Consent of Independent Registered Public Accounting Firm.” We have made no further changes to the previously filed Form 10-K. The original filing of this Annual Report on Form 10-K inadvertently included the “Report of Independent Registered Public Accounting firm on Financial Statement Schedule” as Exhibit 23.1.

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

10.10		(5)	Common Stock Purchase Warrant dated July 25, 2003 issued to our former chief financial officer
*10.11	(a)	(6)	Shareholders’ Agreement, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
*10.11	(b)	(6)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
21.1		(7)	Subsidiaries of the Registrant
23.1			Consent of Independent Registered Public Accounting Firm
24.1			Power of Attorney (included on page 79)
31.1			Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32		(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.

(4)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

(6)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(7)	Previously filed.

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

To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

Our audits of the consolidated financial statements referred to in our report dated July 14, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
July 14, 2004

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

Date: July 22, 2004

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Shaw Hong Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	July 22, 2004
/s/ John T. Rossi* John T. Rossi	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 22, 2004
/s/ Raymond Wu* Raymond Wu	Executive Vice President and Director	July 22, 2004
/s/ Joseph Jeng* Joseph Jeng	Director	July 22, 2004
/s/ Andrew Wang* Andrew Wang	Director	July 22, 2004
/s/ Edward C. V. Winn* Edward C. V. Winn	Director	July 22, 2004

* By:	/s/ Shaw Hong Shaw Hong Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number			Description
3.1		(1)	Restated Certificate of Incorporation
3.2		(1)	Bylaws of the Registrant
4.1		(1)	Specimen Common Stock Certificate
4.2		(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3		(3)
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

10.10		(5)	Common Stock Purchase Warrant dated July 25, 2003 issued to our former chief financial officer
*10.11	(a)	(6)	Shareholders’ Agreement, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
*10.11	(b)	(6)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
21.1		(7)	Subsidiaries of the Registrant
23.1			Consent of Independent Registered Public Accounting Firm
24.1			Power of Attorney (included on page 79)
31.1			Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32		(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.

(4)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

(6)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(7)	Previously filed.