Form 10-Q
period 2004-07-31
OMNIVISION TECHNOLOGIES INC
filed 2004-09-09
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

     At September 7, 2004, 56,398,689 shares of common stock of the Registrant were outstanding.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share data)
(unaudited)

	July 31,	April 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$194,087	$198,053
Restricted cash	1,075	1,072
Short-term investments	53,655	17,158
Accounts receivable, net	56,112	53,513
Inventories	24,137	38,802
Refundable and deferred income taxes	6,518	6,518
Prepaid expenses and other assets	1,882	2,626

Total current assets	337,466	317,742
Property, plant and equipment, net	20,941	20,622
Long-term investments	8,234	7,110
Other non-current assets	1,461	362

Total assets	$368,102	$345,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,514	$25,923
Accrued expenses and other current liabilities	19,420	11,100
Deferred income	8,268	8,800

Total current liabilities	47,202	45,823

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,375,956 and 56,212,119 shares issued and outstanding at July 31, 2004 and April 30, 2004, respectively	56	56
Additional paid-in capital	250,504	249,405
Deferred compensation related to stock options	(2)	(20)
Accumulated other comprehensive loss	(86)	(4)
Retained earnings	70,428	50,576

Total stockholders’ equity	320,900	300,013

Total liabilities and stockholders’ equity	$368,102	$345,836

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	July 31,
	2004	2003*
Revenues	$98,807	$46,839
Cost of revenues (1)	59,068	29,460

Gross profit	39,739	17,379

Operating expenses:
Research and development	5,164	3,580
Selling, general and administrative	7,122	4,490
Stock-based compensation (2)	203	101

Total operating expenses	12,489	8,171

Income from operations	27,250	9,208
Interest income	660	222
Other loss	(338)	—

Income before income taxes	27,572	9,430
Provision for income taxes	7,720	3,206

Net income	$19,852	$6,224

Net income per share:
Basic	$0.35	$0.13

Diluted	$0.32	$0.12

Shares used in computing net income per share:
Basic	56,315	47,696

Diluted	61,131	53,638

(1) Stock-based compensation included in cost of revenues	$—	$2

(2) Stock-based compensation by functional area:
Research and development	$9	$28
Selling, general and administrative	194	73

	$203	$101

* As restated in the Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2003.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 31,
	2004	2003*
Cash flows from operating activities:
Net income	$19,852	$6,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	686	255
Stock-based compensation	203	103
Tax benefits from stock option exercises	—	889
Equity investment loss	338	—
Changes in assets and liabilities:
Accounts receivable, net	(2,599)	(7,759)
Inventories	14,665	(1,923)
Refundable and deferred income taxes	—	1,204
Prepaid expenses and other assets	(355)	(1,124)
Accounts payable	(6,409)	9,203
Accrued expenses and other current liabilities	8,320	3,995
Deferred income	(532)	(626)

Net cash provided by operating activities	34,169	10,441

Cash flows from investing activities:
Restricted cash	(3)	—
Purchases of short-term investments	(38,122)	(10,773)
Proceeds from sale or maturities of short-term investments	1,530	5,000
Purchases of property, plant and equipment	(1,005)	(3,662)
Purchases of long-term investments	(1,462)	(2,009)

Net cash used in investing activities	(39,062)	(11,444)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	113,862
Proceeds from exercise of stock options	914	1,601

Net cash provided by financing activities	914	115,463

Effect of foreign currency translation gain on cash and cash equivalents	13	—

Net increase (decrease) in cash and cash equivalents	(3,966)	114,460
Cash and cash equivalents at beginning of period	198,053	50,438

Cash and cash equivalents at end of period	$194,087	$164,898

Supplemental cash flow information:
Taxes paid	$250	$800

* As restated in the Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2003.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

Note 1 — Basis of Presentation

Overview

     The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2004 and April 30, 2004 and for the three months ended July 31, 2004 and 2003 have been prepared by OmniVision Technologies, Inc. and its subsidiaries (the “Company” or “OmniVision”) in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2004 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended April 30, 2004, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as amended (the “Form 10-K”).

     The results of operations for the three months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005 or any other future period, and the Company makes no representations related thereto.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future considering available information. Actual results could differ from those estimates.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

Note 2 — Summary of Significant Accounting Policies

Revenue Recognition

     For shipments to original equipment manufacturers (“OEMs”), value added resellers (“VARs”) and distributors without agreements that allow for returns or credits, the Company recognizes revenue using the “sell-in” method, which shipments represented approximately 82% of revenues for the three months ended July 31, 2004. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. The Company provides for future returns based on historical experience at the time revenue is recognized. For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the “sell-through” method under which revenue is deferred until the distributor actually resells the product to the end-user customer and the Company is notified in writing by the distributor of such sale. These sales represented approximately 18% of revenues for the three months ended July 31, 2004. Deferred income on shipments to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

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

Restricted Cash

     Restricted cash represents cash that has been set aside as a result of court proceedings in which the parties stipulated to the filing of a bond that the Company posted with the San Diego County Superior Court. As of July 31, 2004, restricted cash of approximately $1.1 million was posted to secure the bond. Restricted cash is classified in current assets on the consolidated balance sheet. The Company maintains its restricted cash with a commercial bank. (See Note 9.)

Short-Term Investments

     The Company’s short-term investments, which are classified as available-for-sale, are invested in high-grade corporate securities and government bonds maturing in twelve months or less from the date of purchase. These investments are reported at fair value at July 31, 2004 and April 30, 2004. Unrealized gains or losses are recorded in stockholders’ equity and included in other comprehensive income (losses). Declines in value judged to be other than temporary, if any, are recorded in operations as incurred. Unrealized gains or losses were not significant during any period presented in these financial statements.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Three Months Ended July 31, 2004 and 2003
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

	Three Months Ended
	July 31,
	2004	2003
Net income, as reported	$19,852	$6,224
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	38
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	6,206	3,105

As adjusted net income	$13,659	$3,157

Net income per share – Basic:
As reported	$0.35	$0.13

As adjusted	$0.24	$0.07

Net income per share – Diluted:
As reported	$0.32	$0.12

As adjusted	$0.24	$0.06

Shares used in computing net income per share – Basic:
As reported	56,315	47,696

As adjusted	56,315	47,696

Shares used in computing net income per share – Diluted:
As reported	61,131	53,638

As adjusted	56,321	50,468

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are Offered to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing model. The amount of compensation expense for certain stock option awards issued to consultants for services is accounted for using the variable accounting method.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

Recent Accounting Pronouncements

     On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that the Company currently uses. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after December 15, 2004.

     Should this proposed statement be finalized in its current form, it will have a significant impact on the Company’s consolidated statement of income as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within the footnotes, as is the Company’s current practice. In addition, the proposed standard may have a significant impact on the Company’s consolidated cash flows from operations as, under this proposed standard, the Company will be required to reclassify a portion of its tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. Any reclassification of future cash flow statements would be limited to the amount, if any, by which the Company’s actual tax benefit on the exercise of employee stock options, determined on an individual employee basis, exceeds the tax benefit that the Company would have received based on the employee gains determined under the binomial method and recorded as expenses within its income statement. There are a number of implementation issues that have not been resolved in the proposed statement, including timing of the recognition of the tax benefit.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

Note 3 — Balance Sheet Accounts (In Thousands)

	July 31,	April 30,
	2004	2004
Cash and cash equivalents:
Cash	$12,033	$3,016
Money market funds	167,073	90,556
Commercial paper	14,981	104,481

	$194,087	$198,053

Accounts receivable:
Accounts receivable	$62,488	$58,594
Less: Allowance for doubtful accounts	(1,780)	(1,780)
Sales returns reserve	(4,596)	(3,301)

	$56,112	$53,513

Inventories:
Work in progress	$8,852	$7,555
Finished goods	15,285	31,247

	$24,137	$38,802

Prepaid expenses and other assets:
Prepaid expenses	$973	$742
Other receivables	909	1,884

	$1,882	$2,626

Property, plant and equipment, net:
Building and land use right	$6,157	$6,157
Building improvements	1,871	1,869
Machinery and equipment	14,157	12,108
Furniture and fixtures	223	224
Software	1,458	1,194
Construction in progress	3,109	4,418

	26,975	25,970
Less: Accumulated depreciation and amortization	(6,034)	(5,348)

	$20,941	$20,622

Accrued expenses and other current liabilities:
Employee compensation	$1,903	$2,303
Taxes payable	8,764	1,295
Other	8,753	7,502

	$19,420	$11,100

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

Note 4 — Inventory Write-Off

     During the three months ended January 31, 2001, the Company wrote off $18.1 million of inventory due to a significant imbalance in the PC camera market. The following table summarizes the activity in the original $18.1 million of previously written-off inventory (in thousands):

Inventory
Previously
Written-off in
Fiscal 2001
Balance at January 31, 2001	$18,090
Sale of previously reserved inventory through April 30, 2004	13,758

Balance at April 30, 2004	4,332
Sale of previously reserved inventory during the three months ended July 31, 2004	297

Balance at January 31, 2004	$4,035

     As of July 31, 2004 and April 30, 2004, the Company held inventories with an original cost of $4.0 million and $4.3 million, respectively, that were written off in fiscal 2001. No inventory was scrapped during the three months ended July 31, 2004 and 2003.

Note 5 — Long-term Investments

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

     In June 2003, the Company purchased approximately 27% of a privately held company based in Taiwan for a total of $2.0 million in cash. The company provides plastic packaging services. In November 2003, the Company made an additional cash contribution in the amount of approximately $0.8 million to maintain its equity ownership percentage. The Company accounts for this investment using the equity method. The Company recorded an equity loss of $0.3 million for its portion of the net loss for the three months ended July 31, 2004 recorded by the company in which it had invested.

     In October 2003, the Company entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purpose of providing manufacturing services and automated final testing services. The Company and TSMC both have equal interests in VisEra. The Company has committed to invest $23.5 million in VisEra which becomes due in stages as VisEra’s business and service capabilities develop over a number of years. In November 2003, the Company made a $1.5 million cash investment in VisEra. The Company accounts for this investment using the equity method.

     In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) under which a joint venture was established in Taiwan. The purpose of the joint venture is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. In connection with this joint venture, the Company entered into licensing and manufacturing agreements with PSC. The Company’s capital commitment to the joint venture is approximately $2.1 million in exchange for an ownership percentage of 49%. The Company’s cash contributions are to be made in two phases. In the first phase, the Company made a cash investment in an amount equal to approximately $1.5 million in this joint venture in May 2004. The first phase is scheduled to conclude on December 31, 2004, or a date mutually agreed upon by the Company and the joint venture company. In the second phase, which commences immediately following the conclusion of the first phase and continues until the termination of the agreement, the Company will contribute approximately $0.6 million in cash to the joint venture. The Company accounts for this investment using the equity method.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

Note 6 — Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the effect of stock options. For the three months ended July 31, 2004, 2,799,800 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on The Nasdaq Stock Market).

     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2004	2003
Numerator:
Net income	$19,852	$6,224

Denominator:
Weighted average shares	56,321	47,774
Weighted average unvested common stock subject to repurchase	(6)	(78)

Denominator for basic net income per share	56,315	47,696
Weighted average effect of dilutive securities:
Common stock options	4,810	5,864
Unvested common stock subject to repurchase	6	78

Denominator for dilutive net income per share	61,131	53,638

Basic net income per share	$0.35	$0.13

Diluted net income per share	$0.32	$0.12

Note 7 — Segment, Product Line and Geographic Information

     The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

     Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Three Months Ended
	July 31,
	2004	2003
Digital image sensors	$88,135	$38,461
Analog image sensors.	10,672	8,378

Total	$98,807	$46,839

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

     The Company sells its CameraChips either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three months ended July 31, 2004 and 2003:

	Three Months Ended
	July 31,
	2004	2003
OEMs and VARs	82.3%	60.8%
Distributors.	17.7	39.2

Total	100.0%	100.0%

     The Company sells its products primarily to customers in the Asia Pacific region. Revenues by geographic location are not necessarily representative of the geographic distribution of sales to end-user markets, as the Company’s customers sell their products globally. The revenues by geographic location in the following table are based on the country or region in which the customers are located (in thousands):

	Three Months Ended
	July 31,
	2004	2003
Hong Kong	$37,923	$18,959
Taiwan	12,314	15,770
China	17,872	5,851
Korea	14,470	2,633
Japan	11,710	272
United States	1,526	624
All other	2,992	2,730

Total	$98,807	$46,839

     In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in fiscal 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $3.2 million and $4.0 million during fiscal 2004 and fiscal 2003, respectively. A total of $14.7 million of the $30.0 million of registered capital of the subsidiary had been funded as of July 31, 2004 from the Company’s available working capital. The remaining $15.3 million of registered capital must be funded by January 2005. The $14.7 million invested through July 31, 2004 was used primarily for partial payment to building contractors for the construction of the facility and equipment.

     The Company’s long-lived assets are located in the following countries (in thousands):

	July 31,	April 30,
	2004	2004
China	$17,827	$16,486
Taiwan	8,604	7,496
United States	2,769	3,773
All other	1,436	339

Total	$30,636	$28,094

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

Note 8 — Employee Stock Option and Stock Purchase Plans

     Employee Stock Option Grants

     Options to purchase 2,161,550 shares of common stock were granted to employees during the three months ended July 31, 2004. As of July 31, 2004, options to purchase 9,525,864 shares of common stock were outstanding.

     2000 Employee Stock Purchase Plan

     As of July 31, 2004, 1,487,717 shares had been purchased under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”).

     Fair Value Disclosures

     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $17.83 and $12.62 during the three months ended July 31, 2004 and 2003, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three months ended July 31, 2004 and 2003:

	Employee Stock Option Plans
	Three Months Ended
	July 31,
	2004	2003
Risk-free interest rate	3.14%	1.73%
Expected term of options (in years)	3.5	3.5
Expected volatility	127.3%	130.4%
Expected dividend yield	0%	0%

     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three months ended July 31, 2004 and 2003 was $6.99 and $4.48, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended
	July 31,
	2004	2003
Risk-free interest rate	1.64%	1.16%
Expected term of options (in years)	0.5	0.5
Expected volatility	94.4%	130.4%
Expected dividend yield	0%	0%

Note 9 — Commitments and Contingencies

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

     On October 11, 2002, the Company filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In its complaint, the Company alleged misappropriation of trade secrets, unfair competition and other business torts, and sought damages and injunctive relief. IC Media Corporation answered the complaint by denying the allegations and raising various defenses. In accordance with the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2004 and 2003
(unaudited)

Alternative Dispute Resolution practices of the Court, this matter was submitted for mediation on April 1, 2004, and a settlement agreement was ultimately executed on May 7, 2004. The settlement, whose terms are confidential, is expected to result in dismissal of the lawsuit by October 2004. The Company believes that the ultimate terms will not have a significant impact on its financial condition, results of operations or cash flows.

     On July 14, 2003, Sunex, Inc. filed a complaint against the Company in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of the Company’s cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint relates to parts delivered by Sunex to the Company in the fiscal quarters ended January 31, 2003 and April 30, 2003 and the Company’s cancellation in that quarter of additional purchase orders it had previously placed with Sunex. In October 2003, the Superior Court granted Sunex’s request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond in lieu of an attachment, which the Company posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. The Company intends to defend itself vigorously as to the allegation in the complaint and has settled a cross complaint filed against Sunex in the same action. The Company believes that any amount it may ultimately owe Sunex in excess of the amount it had accrued as of April 30, 2004 will not have a material adverse affect on its financial condition, results of operations or cash flows.

     On June 10, 2004, a complaint was filed against the Company and certain of its present and former directors and officers in federal court, captioned Vince v. OmniVision Technologies, Inc., No. C-04-2297 SC (N.D. Cal.). This action was the first of several similar putative class action lawsuits filed in federal court on behalf of investors who purchased the Company’s common stock at various times from February 2003 through June 9, 2004. The complaints generally claim that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. The complaints seek unspecified damages. The actions have been consolidated but no lead plaintiff has been appointed yet. The Company believes that these lawsuits are without merit and intends to defend the cases vigorously.

     Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court is captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court is captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). The complaints generally seek unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. These complaints appear to be based upon the same allegations contained in the securities class actions. The Company is named solely as a nominal defendant against whom no monetary recovery is sought. In the state actions, defendants’ responses to the complaints are not yet due. Defendants in the federal actions have filed motions to dismiss.

     Commitments

     In October 2003, the Company entered into a Shareholders’ Agreement with Taiwan Semiconductor Manufacturing Company, or TSMC, pursuant to which the Company agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. The Company has committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra. The Company’s share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra’s business and service capabilities develop over a number of years. The Company’s net cash commitment to VisEra is approximately $4.5 million, of which $3.5 million remains to be paid. In November 2003, the Company made a $1.5 million cash investment in this joint venture. The Company will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by the Company or to be purchased with funds for existing commercial commitments. (See Note 5.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.” These forward-looking statements include, but are not limited to, statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Results” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission.

Overview

     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image sensing device called the CameraChip™, is used to capture an image electronically and is used in a number of consumer and commercial mass market applications. Our CameraChips are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. We have designed our CameraChip as a single chip solution that integrates several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using either traditional charge-coupled devices, or CCDs, or multiple chip CMOS image sensors.

     In August 2004, we announced the introduction of our advanced OmniPixel™ technology. OmniPixel technology represents a global redesign that features a new pixel architecture, a new circuit design, new embedded algorithms, new materials and new process technology. We believe that this next generation of image sensors delivers the light sensitivity, resolution, color fidelity and low noise of advanced CCD products, while also providing the advantages of our CMOS solutions – low cost, high integration, low power consumption, wide dynamic range and switchable still-image or video capture. OmniPixel also comes with support for features such as auto-focus, zooming, panning and mechanical shutter control.

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

     We have relocated a substantial portion of our automated image testing equipment from the United States to China. We completed the majority of this transition in fiscal 2004 and anticipate that we will complete the remainder of this transition prior to the end of fiscal 2005. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China.

     In October 2003, we entered into a Shareholders’ Agreement, or the VisEra Agreement, with Taiwan Semiconductor Manufacturing Company, or TSMC, pursuant to which we agreed with TSMC to form VisEra

Technology Company, or VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. In connection with the formation of VisEra, we and TSMC have separately agreed to enter into nonexclusive license agreements with VisEra pursuant to which both parties will license certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we have committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. We and TSMC have also committed not to compete directly or indirectly in the future with VisEra in the fields of certain manufacturing services and automated final testing services.

     Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

     In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, under which a joint venture was established in Taiwan. The purpose of the joint venture is to conduct manufacturing, marketing and selling of certain of our legacy products. In connection with this joint venture, we entered into licensing and manufacturing agreements with PSC. Our capital commitment to the joint venture is approximately $2.1 million in exchange for an ownership percentage of 49%. Our cash contributions are to be made in two phases. In the first phase, we made a cash investment in an amount equal to approximately $1.5 million in this joint venture in May 2004. The first phase is scheduled to conclude on December 31, 2004, or a date mutually agreed upon by us and the joint venture company. In the second phase, which commences immediately following the conclusion of the first phase and continues until the termination of the agreement, we will contribute approximately $0.6 million in cash to the joint venture.

     As of July 31, 2004, we had approximately $194.1 million in cash and cash equivalents and approximately $53.7 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

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

     All financial data contained in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 are as provided in the Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2003.

     The Current Economic Environment

     We have operated in a challenging economic environment that has undergone significant changes in technology and global trade. We have striven to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this emerging technology. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our sources of offshore fabrication, we relocated a substantial portion of our testing operations to China during fiscal 2004.

     Since our inception, we have shipped more than 110 million CameraChips, including approximately 22 million in the three months ended July 31, 2004, which demonstrated the capabilities of our production system, including our sources of offshore fabrication. To enhance our production capabilities, we have initiated partnerships with a number of vendors, including TSMC, one of the largest wafer fabrication companies in Asia.

     Due to the large portion of our product sales through VARs and distributors, we cannot accurately confirm the distribution of our revenues across specific product categories and can only estimate the percentages of our products by market segment. Our estimated sales to the digital still camera market reflected a decline for the second consecutive quarter in the three months ended July 31, 2004 due to seasonal fluctuations, price competition from CCD manufacturers and possible deferral of customer orders in anticipation of the introduction of our new OmniPixel technology. Although we recently experienced a decline in revenue from the digital camera market in the two fiscal quarters ended July 31, 2004, we benefited from continued growth in shipments for cameraphones, driven by increased demand for our 1.3-megapixel CameraChip.

     The digital still camera market demonstrates a continuing trend toward higher resolution products, with a growing acceptance of CMOS based image sensors. We have continued to benefit from a shift in product mix toward higher resolution products. We believe that this shift in product mix will continue through fiscal 2005. However, concurrent with this transition to higher resolution products, we have seen increased competition in the 3-megapixel market with resulting pressures on product pricing. We believe that excess capacity on the part of CCD manufacturers has lead to aggressive price reductions in the 3-megapixel product category.

     We believe cameraphones are still in the early stages of adoption and that the opportunity presented by this market is still large. We believe that, like the digital still camera market, cameraphone demand will continue to shift toward higher resolutions. As a result, we released our quarter-inch 1.3 megapixel CameraChip designed specifically for cameraphones and are currently in mass production with this product. Currently, we believe that video graphics array (“VGA”) resolution will account for a large portion of the volume shipments in handsets during calendar 2005, with an increasing transition to higher resolutions.

     As the markets for image sensors have grown, we have experienced increased competition from manufacturers of CMOS and CCD image sensors. In particular, we have experienced increased competition from companies such as Canon, Micron and Sony in the market for CMOS image sensors for digital still cameras. In addition, we expect to see continued price competition in the image sensor market for digital cameras and mobile phones as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing, distribution and other resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products.

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

     In August 2004, we announced the introduction of our advanced OmniPixel technology. Certain risks are inherent in the introduction of such new products and technology. During the early stages of production, the production yields and gross margins for new products are typically lower than those of established products. In addition, in preparation for new product introductions, we are gradually ramping down production of established products. With our 100-day production cycle, it will be extremely difficult to predict precisely how many units of established products we will need. It will also be difficult to accurately predict the speed of the ramp of new products. Because of these circumstances, it is possible that we could suffer from shortages for certain products and also build inventories in excess of demand for other products.

     Sources of Revenues

     We generate our revenue by selling our products directly to OEMs and VARs and indirectly through distributors. In addition, we derive a minimal portion of our revenue by providing engineering assistance to a limited number of our customers. We treat sales to OEMs and VARs as one source of revenue, and distributors as another. This is consistent with the differences in the Company’s revenue recognition policies between the two groups.

     For shipments to OEMs, VARs and distributors without agreements that allow for returns or credits, we recognize revenue using the “sell-in” method. Under this method, we recognize revenue upon the shipment of products to the customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. We provide for future returns based on historical experience at the time revenue is recognized. For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the “sell-through” method under which revenue is deferred until the distributor actually resells the product to the end-user customer and we are notified in writing by the distributor of such sale. Deferred margin on shipment to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

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

     In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue at the time until collection becomes reasonably assured, which is generally upon receipt of payment.

     Critical Accounting Policies

     For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

Results of Operations

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	July 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	59.8	62.9

Gross profit	40.2	37.1

Operating expenses:
Research and development	5.2	7.7
Selling, general and administrative	7.2	9.6
Stock-based compensation	0.2	0.2

Total operating expenses	12.6	17.5

Income from operations	27.6	19.6
Interest income	0.7	0.5
Other loss	(0.4)	—

Income before income taxes	27.9	20.1
Provision for income taxes	7.8	6.8

Net income	20.1%	13.3%

Three Months Ended July 31, 2004 as Compared to Three Months Ended July 31, 2003

Revenues

     We derive revenues from the sale of our CameraChip products for use in a wide variety of consumer and commercial mass market applications including digital still cameras, cell phones, video game consoles and security and surveillance cameras. Revenues for the three months ended July 31, 2004 increased 111.0% to approximately $98.8 million from $46.8 million for the three months ended July 31, 2003. These increased revenues are primarily due to a substantial increase in unit sales of our CameraChips for digital applications, principally cameraphones and digital still cameras, during the three months ended July 31, 2004 from the levels recorded in the prior year.

     Revenues from Sales of CameraChips for Digital as Compared to Analog Applications.

     Our CameraChips are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our CameraChips are digital still cameras, cameraphones, personal computer camera applications and digital toy cameras. Examples of analog applications that incorporate our CameraChips are security and surveillance cameras and analog toy cameras. We sell a large portion of our products through VARs and distributors, and often we do not know the identity of the manufacturers who ultimately embed our CameraChips into their products. As a result of our sales to VARs and distributors and because our CameraChips can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories, and they are as follows (in thousands):

	Three Months Ended
	July 31,
	2004	2003
Digital image sensors	$88,135	$38,461
Analog image sensors	10,672	8,378

Total	$98,807	$46,839

     Digital Revenues. Revenues from sales of CameraChips for digital applications increased 129.2% to approximately $88.1 million for the three months ended July 31, 2004 from $38.5 million for the three months ended July 31, 2003. Revenues from sales of CameraChips for digital applications represented 89.2% and 82.1% of revenues for the three months ended July 31, 2004 and 2003, respectively. The year-over-year increase in revenues from sales of CameraChips for digital applications for the three months ended July 31, 2004 was primarily due to an increase in unit sales of approximately 15.0 million, or 281.8%. This increase in unit sales was led by an increase of approximately 12.3 million, or 347.3%, in unit sales of lower resolution CameraChips products used primarily in cell phone and toy applications, which carry a lower average sales price than CameraChips used for digital still camera applications. We believe that demand in the cell phone market continued to reflect increased requirements from service providers to include camera functionality on handsets as consumers upgrade their cell phones. The year-over-year increase in unit sales for the three months ended July 31, 2004 also benefited from an increase of approximately 2.7 million, or 104.6%, in unit sales of higher resolution CameraChips used primarily for digital still camera applications. The increase in unit sales was partially offset by a decline in average sales prices for the three months ended July 31, 2004.

     Analog Revenues. Revenues from sales of CameraChips for analog applications increased 27.4% in the three months ended July 31, 2004 from the three months ended July 31, 2003 and represented 10.8% and 17.9% of our revenues in the three months ended July 31, 2004 and 2003, respectively. We believe this increase in revenues from sales of CameraChips for analog applications for the three months ended July 31, 2004 primarily was due to an increase of approximately 0.5 million, or 39.4%, in unit sales. The decline in analog revenues as a percentage of revenues in the three months ended July 31, 2004 resulted from the proportionately greater increase in digital revenues during the period. Such CameraChips for analog applications are used primarily in cameras for toys and games and security applications. The increase in unit sales was partially offset by a decline in average sales prices in the three months ended July 31, 2004.

     Revenues from Sales to OEMs and VARs as Compared to Distributors

     We sell our CameraChips either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three months ended July 31, 2004 and 2003:

	Three Months Ended
	July 31,
	2004	2003
OEMs and VARs	82.3%	60.8%
Distributors	17.7	39.2

Total	100.0%	100.0%

     OEMs and VARs. In the three months ended July 31, 2004, Yet Foundate, a subsidiary of Lite-On Technology Corporation, or Foundate, headquartered in Taiwan, accounted for 13.8% of our revenues and Nam Tai Electronics, Inc., or Nam Tai, headquartered in Hong Kong, accounted for 13.3% of revenues. In the three months ended July 31, 2003, no single OEM or VAR customer accounted for more than 10% of our revenues. No other OEM or VAR customer accounted for 10% or more of revenues during either of these periods.

     Distributors. In the three months ended July 31, 2004, no single distributor accounted for more than 10% of our revenues. In the three months ended July 31, 2003, our only distributor customer that accounted for more than 10% of our revenues was World Peace Industrial Co. Ltd., or World Peace, headquartered in Taiwan, which accounted for approximately 28.6% of revenues. No other distributor accounted for 10% or more of revenues during either of these periods.

     Revenues from Domestic Sales as Compared to Foreign Sales

     The following table illustrates the percentage of revenues from sales of our CameraChip products to domestic customers as compared to foreign customers for the three months ended July 31, 2004 and 2003:

	Three Months Ended
	July 31,
	2004	2003
Domestic sales	1.5%	1.3%
Foreign sales	98.5	98.7

Total	100.0%	100.0%

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

Gross Profit

     Gross margins for the three months ended July 31, 2004 and 2003 were 40.2% and 37.1% of revenues, respectively. The increase in gross margins for the three months ended July 31, 2004, as compared to the corresponding period in the prior year, was primarily due to lower unit costs as a result of higher unit volumes, as well as from improved efficiency in our production sequence, particularly in product testing. For the three months ended July 31, 2004, approximately $0.2 million of gross profit was attributable to the sale of previously written off inventory. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the three months ended July 31, 2004 would have increased to approximately 40.1% of revenues, as compared to 36.7% of revenues during the comparable period in the prior year.

     The following table summarizes the effect of sales of previously written-off inventory on gross profits for the three months ended July 31, 2004 and 2003 (in thousands):

	Three Months Ended
	July 31,
	2004	2003
Sales of all products	$98,807	$46,839
Gross profit	$39,739	$17,379
Gross margin	40.2%	37.1%
Sales excluding products for which the costs were previously written off	$98,623	$46,506
Gross profit excluding the effect of sales of products for which the costs were previously written off	$39,555	$17,046
Gross margin excluding the effect of sales of products for which the costs were previously written off	40.1%	36.7%

     Of the previously written-off inventory, $18.1 million was written-off in the three months ended January 31, 2001 due to a significant imbalance in the PC camera market. The following table summarizes the activity with respect to the original $18.1 million of previously written-off inventory (in thousands):

Inventory
Previously
Written-off in
Fiscal 2001
Balance at January 31, 2001	$18,090
Sale of previously reserved inventory through April 30, 2004	13,758

Balance at April 30, 2004	4,332
Sale of previously reserved inventory during the three months ended July 31, 2004	297

Balance at July 31, 2004	$4,035

     We were able to recover and sell $0.3 million of this inventory in the three months ended July 31, 2004 primarily due to a build-out of Internet infrastructure in China that created new demand for PC cameras. However, we believe there is little opportunity to sell the remaining $4.0 million of this inventory, primarily because these image sensors are not as technologically advanced as other competing products in this market segment.

Research and Development

     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of computer aided design software, some of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for the three months ended July 31, 2004 and 2003 were approximately $5.2 million and $3.6 million, respectively. As a percentage of revenues, research and development expenses for the three months ended July 31, 2004 and 2003 represented 5.2% and 7.7%, respectively.

     The increase in research and development expenses of approximately $1.6 million, or 44.2%, for the three months ended July 31, 2004 from the corresponding period in the prior year resulted primarily from a $1.1 million increase in expenses related to new product development to improve our current product line and support new product introductions such as our product lines based on the new OmniPixel technology, a $0.3 million increase in salary and payroll-related expenses associated with additional personnel and $0.2 million in software expenses. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. The decrease in research and development as a percentage of revenues for the three months ended July 31, 2004 was due to the proportionately greater increase in revenues from levels in the prior year. We anticipate that our research and development expenses will increase in fiscal 2005 as we develop our OmniPixel technology.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses include some of the expenses associated with the formation of our Chinese subsidiary. Selling, general and administrative expenses for the three months ended July 31, 2004 and 2003 were approximately $7.1 million and $4.5 million, respectively. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2004 and 2003 represented 7.2% and 9.6%, respectively.

     The increase in selling, general and administrative expenses of approximately $2.6 million, or 58.6%, for the three months ended July 31, 2004 from the corresponding period in the prior year resulted primarily from a $1.2 million increase in commissions associated with increased revenues, a $0.8 million increase in legal and accounting expenses, a $0.4 million increase in employment expenses and a $0.3 million increase in third party service expenses, partially offset by a $0.4 million decrease in bad debt expenses. Selling, general and administrative expenses decreased as a percentage of revenues in the three months ended July 31, 2004 as compared to the corresponding period in the prior year as a result of the proportionately greater increase in revenues. We anticipate that our future selling, general and administrative expenses will increase in absolute dollars due to anticipated securities litigation expenses, compliance with Sarbanes-Oxley regulations and as we continue to expand our organization.

Stock-based compensation

     Stock-based compensation consists primarily of stock options issued to consultants in exchange for services. The stock-based compensation for the three months ended July 31, 2004 and 2003 was approximately $0.2 million and $0.1 million, respectively. As a percentage of revenues, stock-based compensation for the three months ended July 31, 2004 and 2003 represented 0.2% in each period.

Interest Income

     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market accounts, high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Interest income increased for the three months ended July 31, 2004 from the corresponding period in the prior year to approximately $0.7 million from $0.2 million, respectively. Increased interest income for the three months ended July 31, 2004 resulted from increased investments in interest-bearing accounts resulting from approximately $113.0 million in net proceeds from the issuance of common stock in our follow-on public offering in July 2003 and cash provided by operating activities, partially offset by lower interest rates.

Other Loss

     Other loss for the three months ended July 31, 2004 consisted of our portion of the loss recorded by a company in which we had invested and which we have accounted for using the equity method. We did not have any other loss in the three months ended July 31, 2003.

Provision for Income Taxes

     We generated approximately $27.6 million and $9.4 million in income before income taxes for the three months ended July 31, 2004 and 2003, respectively. We recorded provisions for income taxes for the three months ended July 31, 2004 and 2003 of approximately $7.7 million and $3.2 million, respectively. For the three months ended July 31, 2004 and 2003, the effective tax rates were 28.0% and 34.0%, respectively. The decrease in the effective tax rate was due to the anticipated combination of income between domestic and foreign entities for the current fiscal year. We anticipate the effective tax rate for fiscal 2005 will decrease as compared to fiscal 2004 and will be less than the combined federal and state statutory rate for fiscal 2005. Achieving an effective tax rate in fiscal 2005 that is less than the combined federal and state statutory rates is principally contingent upon the proportion of income generated by foreign affiliates.

Liquidity and Capital Resources

     Principal sources of liquidity at July 31, 2004 consisted of cash, cash equivalents and short-term investments of $247.7 million.

     Our working capital increased by approximately $18.4 million to $290.3 million as of July 31, 2004 from $271.9 million as of April 30, 2004. The increase was primarily attributable to a $36.5 million increase in short-term investments, a $6.4 million decrease in accounts payable, and a $2.6 million increase in accounts receivable, net, due to an increase in days of sales outstanding, partially offset by a $14.7 million decrease in inventories, a $8.3 million increase in accrued expenses and other current liabilities resulting from increased tax liabilities and a $4.0 million decrease in cash and cash equivalents. The decrease in inventories resulted from our reduction of inventories of established products in anticipation of the launch of our new OmniPixel product line.

     For the three months ended July 31, 2004, net cash provided by operating activities totaled approximately $34.2 million as compared to $10.4 million for the corresponding period in the prior year, primarily due to net income of approximately $19.9 million for the three months ended July 31, 2004, a $14.7 million decrease in inventories and an $8.3 million increase in accrued expenses and other current liabilities, which were partially offset by a $6.4 million decrease in accounts payable, a $2.6 million increase in accounts receivable, net, a $0.5 million decrease in deferred income, and a $0.4 million increase in prepaid expenses and other assets. The $2.6 million increase in accounts receivable, net, reflects an increase in days of sales outstanding from 48 days as of April 30, 2004 to 52 days as of July 31, 2004. The $14.7 million decrease in inventories was attributable to our reduction of inventories of established products in anticipation of the introduction of our new OmniPixel products. Inventory turns increased to 9.8 as of July 31, 2004 as compared to 6.1 as of April 30, 2004. Accounts payable decreased concurrently with the decrease in inventory purchases. Accrued liabilities increased primarily due to an increase in our accrued taxes as a consequence of our increase in income before taxes, partially offset by a reduction in our effective tax rate to 28.0% for the three months ended July 31, 2004 from 34.0% for the prior year period.

     For the three months ended July 31, 2004, our cash used in investing activities increased to approximately $39.1 million from $11.4 million for the corresponding prior year period, due to $36.6 million in net purchases of short-term investments, $1.5 million in purchases of long-term non-marketable investments and $1.0 million in purchases of property, plant and equipment. Net cash used in investing activities of $11.4 million for the three months ended July 31, 2003 resulted from $5.8 million in net purchases of short-term investments, $3.7 million in purchases of property, plant and equipment and $2.0 million in purchases of long-term non-marketable investments. The $1.0 million and $3.7 million increases in property, plant and equipment in the three months ended July 31, 2004 and 2003, respectively, were due to the additional investment in buildings, building improvements and machinery and equipment to support the expanding operations of our Chinese subsidiary.

     For the three months ended July 31, 2004, net cash provided by financing activities decreased to approximately $0.9 million from $115.5 million for the corresponding period in the prior year and resulted from $0.9 million in proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and employee purchases through our employee stock purchase plan, as compared to $115.5 million for the corresponding period in the prior year. The decrease was primarily due to approximately $113.9 million in net proceeds in the three months ended July 31, 2003 resulting from our follow-on public offering of common stock in July 2003.

     We expect to fund the capital commitment to our Chinese subsidiary and to our joint venture with TSMC through a combination of funds from our available working capital, investments from third parties, or equity or debt financing. Third party financing may not be available to us when and as required or on terms that are favorable. In addition, Chinese law may limit the sources that may be eligible to invest in our Chinese subsidiary. In the event we are unable to obtain financing from third parties, the issuance of our equity securities, including securities convertible into our equity securities, would dilute the ownership interests of our existing stockholders, and the issuance of debt securities could increase the risk or the perceived risk of our business. Issuance of debt securities could also impair our financial condition, and interest payments could have an adverse effect on our results of operation.

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

Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations and commercial commitments as of July 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

			Less than			After
	Total		1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$5,349		$1,899	$3,100	$350	$—
Noncancelable orders	48,009		48,009	—	—	—

Total contractual obligations	53,358		49,908	3,100	350	—

Other Commercial Commitments:
Investment in China	15,300	[1]	15,300	—	—	—
Joint Venture with TSMC	3,500	[2]	—	3,500	—	—
Joint Venture with PSC	594	[3]	594	—	—	—

Total commercial commitments	19,394		15,894	3,500	—	—

Total contractual obligations and commercial commitments	$72,752		$65,802	$6,600	$350	$—

[1]	Relates to the remaining $15.3 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our CameraChips.

[2]	Pursuant to the Shareholders’ Agreement with TSMC, our share of the capital commitment to VisEra is $23.5 million, which becomes due as VisEra’s business and service capabilities develop over a number of years. Our net cash investment to the joint venture will be approximately $4.5 million, of which $3.5 million remains to be paid. In November 2003, we made a $1.5 million cash investment in this joint venture. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and asset contributions will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we will contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

[3]	Pursuant to a joint venture agreement with Powerchip Semiconductor Corporation, or PSC, to form Silicon Optronics, Inc., or SOI, our share of the capital commitment to the joint venture is approximately $2.1 million. Our cash contributions will be made in two phases. In the first phase, we made an approximately $1.5 million cash investment in this joint venture in May 2004. The first phase is scheduled to conclude on December 31, 2004, or a date mutually agreed upon by us and the joint venture company. In the second phase, which commences immediately following the conclusion of the first phase and continues until the termination of the agreement, we will contribute approximately $0.6 million in cash to the joint venture.

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

Factors Affecting Future Results

     This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.

     Risks Related to Our Business

If we are unable to strengthen our internal controls, there could be a material adverse effect on our operations or financial results.

     We restated our financial statements for the first, second and third quarters of fiscal 2004. We filed Form 10-Q/As for each of these quarters to reflect the restatement of the financial information for such periods. The restatements arose out of an internal review which was initiated in response to issues raised by an employee. We notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

     The restatement of our financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which we recognize revenue on a “sell-through” basis, were not reported to us by one of our distributors in a timely manner. Additionally, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition. We have been working with the distributor on the issue regarding the reporting of resales to help ensure that we will receive sell-through data from such distributor for the full quarterly period. We have also worked on training our financial reporting and accounting staff to be more alert to this issue. In addition, we have conducted training to help ensure that all members of our accounting and financial reporting staff are aware of the importance of title transfer verification.

     Partly in connection with the restatement of our financial statements for the first, second and third quarters of fiscal 2004, our Independent Registered Public Accounting Firm identified material weaknesses in our internal controls and procedures relating to errors in our recognition of revenue resulting from incorrectly reviewing distributor reports and from incorrectly applying revenue recognition policies in accordance with title transfer, risk of loss and related shipping terms. Our Independent Registered Public Accounting Firm also noted a material weakness related to our need to increase our financial reporting and accounting staffing levels to ensure that we can meet our financial reporting obligations given the significant growth in our business in recent periods. In addition, our Independent Registered Public Accounting Firm reported additional observations and recommendations with respect to our financial reporting and internal controls. Correcting the identified material weaknesses and addressing the other issues identified by our Independent Registered Public Accounting Firm, responding to the findings of the internal review and the independent investigation and continuously strengthening our internal controls and financial reporting capabilities are some of our highest priorities. We believe that we have addressed the specific accounting issues identified in the internal review and independent investigation. In addition, we believe we have improved, and are in the process of further improving, our infrastructure, personnel, processes and controls to help ensure that we are able to produce accurate financial statements on a timely basis. In particular, we are focused on increasing our financial reporting and accounting staffing levels in the immediate future. However, our growth in operations will continue to place a strain on our management systems, controls and resources. To address these issues, we will need to continue to improve our financial and managerial controls, reporting systems and procedures in the future and will need to continue to expand, train and manage our work force company-wide, including the size of our accounting and financial reporting staff. If we are unable to maintain an adequate level of financial processes and controls, we may not be able to report our financial performance accurately or on a timely basis and this would materially harm our business and stock price.

In connection with the documentation of and testing of our internal controls under Section 404 of the Sarbanes-Oxley Act, there will likely be areas for attention or improvement identified as part of this process.

     In addition to efforts to strengthen our internal controls as a result of the matters identified in connection with the independent investigation and internal review discussed above as well as those identified by our Independent Registered Public Accounting Firm, we are in the process of documenting our internal controls in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. Both we and our Independent Registered Public Accounting Firm will be testing our internal controls in connection with the requirements of Section 404 and expect that as part of the documentation and testing of our internal controls there could be areas identified for further attention or improvement. We also could identify areas to be addressed where failure to strengthen internal controls could adversely affect our ability to report on our operating results and financial condition accurately or on a timely basis, which could adversely affect our stock price.

We have been named as defendant in certain litigation matters that could have a material adverse impact on our operating results and financial condition.

     We are currently a defendant in ongoing litigation matters described in Part II, Item 1 – “Legal Proceedings.” No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of these litigation matters. Failure to prevail in these matters could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition, the results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of the Company, all of which could harm our business.

Our success depends on the timely development and introduction of new CMOS image sensors, which we might not be able to achieve.

     The failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. In February 2004, we introduced 1.3 megapixel, 2.0 megapixel and 1/7-inch CMOS image sensors for cameraphones and in August 2004, we announced the introduction of our new OmniPixel technology. We also plan to introduce several new image sensor products in fiscal 2005. The development and market acceptance of products such as these are critical to our ability to sustain and grow our business. Any failure to successfully develop and introduce new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:

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

     Our CameraChips face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sharp, Sony, Sanyo and Toshiba, as well as established CMOS image sensor manufacturers such as Agilent, Canon, ESS, Fujitsu, Hynix, Micron, Mitsubishi Electronic, National Semiconductor, Philips, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, IC Media Corporation, PixArt and Zoran. Competition with these and other companies may force us to make reductions in pricing with our customers. For instance, we have seen increased competition in the 3-megapixel market with resulting pressures on product pricing. Downward pressure on pricing could result in decreased revenues and gross margins, which would adversely affect our profitability.

     We released a 1.3-megapixel and 2.0-megapixel CMOS image sensor, as well as a 1/7-inch low-resolution CMOS image sensor, for cameraphone manufacturers in February 2004, and in August 2004, we announced the introduction of our new OmniPixel technology. Our new releases compete against CCD image sensors, and we cannot guarantee the adoption of our new image sensors by existing or new customers. We also cannot guarantee the growth of end-user markets that would embed these new image sensors. If our enhanced products and technologies do not gain market acceptance, we may not be able to maintain our market share in this competitive environment.

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

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments, and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions concerning forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operation and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly canceled its purchase orders. Recently, our customers have increasingly pushed to have us fill orders quickly. This results in a smaller backlog and also requires us to more accurately predict customer demand because the length of time we have to produce the products is shortened. If we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we are gradually ramping down production of established products. With our 100-day production cycle, it will be extremely difficult to predict precisely how many units of established products we will need. It will also be difficult to accurately predict the speed of the ramp of new products and the impact on inventory levels presented by the shorter life cycles of newer products. Because of these circumstances, it is possible that we could suffer from shortages for certain products and also build inventories in excess of demand for other products. Our ability to accurately forecast sales is also critical to our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

     We have derived a substantial portion of our revenues from sales to the digital still camera market. Although we can only estimate the percentages of our products that are used in the digital still camera market due to the significant amount of our CameraChips that are sold through distributors and value added resellers, we believe that the digital still camera market accounted for approximately 30% of our revenue in fiscal 2004 and less than 10% of our revenue in the three months ended July 31, 2004. Estimated sales to the digital still camera market declined for the second consecutive quarter in the three months ended July 31, 2004 due to seasonal fluctuations, price competition from CCD manufacturers and possible delays in customer purchases in anticipation of the introduction of our new OmniPixel technology. The digital image sensor market for digital still cameras is extremely competitive, and we face increased competition in this market. Sales of our CameraChips for the digital still camera market are subject to seasonal fluctuations. Factors adversely affecting the demand for our CameraChips in the digital still camera market could cause our business to suffer and adversely affect our results of operations. If we fail to continue to receive design wins with key digital still camera manufacturers, our market share or revenues could decrease. In addition, digital still camera manufacturers typically purchase digital image sensors through distributors, and we do not have contracts with any distributors that obligate them to sell our products. Such distributors may also sell products of our competitors. We may not be able to successfully increase or maintain the rate of sales of our CameraChip products for digital still cameras through distributors in the future. The image sensor market for digital still cameras is also subject to frequent technology change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive costs. If we fail to do this, our results of operation, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. For example, beginning in the third quarter of fiscal 2001, the demand for our CameraChips for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly cancelled its purchase orders. If customer demand in the digital still camera market were to remain low due to oversupply of product or for any other reason, we could be subject to excess inventory risks.

Sales of our CameraChips for cameraphones have accounted for an increasing portion of our revenues from digital applications on an annual basis, and any decline in sales to the cameraphone market or failure for this market to continue to grow as expected could adversely affect our results of operations.

     Sales to the cameraphone market have accounted for an increasing portion of our revenues from digital applications. Our sales to the cameraphone market increased in the three months ended July 31, 2004 due to a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality on handsets. We expect that revenues from sales of our CameraChips products to the cameraphone market will continue to account for a significant portion of our revenues during fiscal 2005. Any factors adversely affecting the demand for our CameraChips in this market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for cameraphones is extremely competitive, and we expect to face increased competition in this market in the future. If sales to the digital still camera market continues to decline and sales to the cameraphone market do not increase, our results of operation, business and prospects would be materially adversely affected.

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

     If TSMC or any of our other foundries were to become unable to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, and in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also be developers of image sensor products. If one or more of our other foundries were to decide not to fabricate our interface chips for competitive or other reasons, we would have to identify and qualify additional foundries.

We rely on third party service providers for color filter application and packaging services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

     We rely on TSMC and Toppan for the color filter processing of our completed wafers. In addition, we rely on ASE, Kyocera, Sun Yang Digital Image, or SYDI, and Impac for substantially all of our ceramic chip packages. We rely on a single service provider for our plastic chip packages. We rely on yet other service providers for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We do not have long-term agreements with any of these service providers and typically obtain services on a purchase order basis. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

     Historically, a relatively small number of original equipment manufacturers, or OEMs, value added resellers, or VARs, and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for the period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the three months ended July 31, 2004, two OEMs, Foundate and Nam Tai, accounted for 14% and 13% of our revenues, respectively. In fiscal 2004, our only distributor customer that accounted for more than 10% of our revenues was World Peace, which accounted for approximately 17% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

     Many of the products using our CameraChips, such as digital still cameras, cell phone cameras, personal computer cameras and cameras for toys and games, are consumer electronics goods. These mass market camera devices generally have seasonal cycles which historically have caused our customers to experience fluctuating quarterly sales. As a result, these seasonal patterns could cause our results of operations to fluctuate from period to period. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Partly due to the seasonality of the digital still camera market, our sales were lower during the first quarter of fiscal 2005 as compared to the preceding fiscal quarter. If we fail to predict accurately and respond appropriately to this consumer demand on a timely basis to meet seasonal fluctuations, or if there is any disruption of consumer buying habits during these key periods, our business and operating results would be harmed.

Declines in our average sales prices may result in declines in our revenues and gross margin.

     We have experienced and expect to continue to experience pressure to reduce the sales prices of our products, and our average sales prices have declined as a result. We expect that the average sales prices for many of our products will continue to decline over time. Declines in our average sales prices could result in reduced revenues and a decline in our gross margin, and could materially and adversely affect our operating results and impair our financial condition. We intend to increase our research and development expenses in an attempt to accelerate the development of our next generation of CameraChip products in fiscal 2005. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average sales prices, our financial results could be adversely affected.

     We may never achieve the anticipated benefits from our operations in China.

     In December 2000, we established a Chinese subsidiary as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our CameraChips. We have relocated a substantial portion of our automated image testing equipment from the United States to China. We completed the majority of this transition by the end of fiscal 2004 and anticipate that we will complete the remainder of this transition prior to the end of calendar 2004. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China. However, there are significant administrative, legal and governmental risks to operating in China that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. Consequently, we may never be able to achieve the anticipated cost savings from the transition of testing operations to China. If our operations in China do not result in offsetting gains in the form of operating cost reductions, whether because of risks and difficulties entailed by foreign operations or for other reasons, our business and financial condition could be adversely affected. The substantial risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

     We must meet certain minimal capital requirements applicable to our Chinese subsidiary and our joint venture with TSMC. Our Chinese subsidiary has $30.0 million in registered capital, $14.7 million of which had been funded as of April 30, 2004. The remaining $15.3 million must be funded by January 2005. In addition, we must meet certain financial requirements with regard to VisEra, our joint venture with TSMC. We have committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra’s business and service capabilities develop over a number of years. Our net cash investment in the joint venture will approximate $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and net asset contributions to VisEra will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and grant a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we will contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million. Our remaining net cash commitment to VisEra is $3.5 million.

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

     We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003 we completed an investment in a chip-scale packaging service company, and in June 2003 we completed an investment in another packaging service company. In addition, we entered into an agreement with TSMC in October 2003 to form a joint venture in Taiwan, which will provide manufacturing services and automated final testing services. In May 2004, we entered into an agreement with PSC under which a joint venture will be established as a company incorporated under the laws of Taiwan. We will contribute up to $2.1 million in exchange for an ownership percentage of 49%. The purpose of the joint venture will be to conduct the business of manufacturing, marketing and selling of certain of our legacy products. Our investment in these companies may negatively impact our operating results, as we are required to recognize our portion of the loss recorded by each of these companies. In the three months ended July 31, 2004, we recognized a loss of approximately $0.3 million as our portion of the loss recorded by a company in which we had invested and which we have accounted for using the equity method. We expect to continue to utilize partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits expected as a result of these alliances. For instance, we may not be able to receive acceptable quality and/or wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers. We also may be required to account for some of these investments under the equity method or to consolidate them into our operating results. Under such circumstances, losses that such companies incur could also adversely affect our operating results. As several of these companies are at a relatively early stage of development, they could incur losses on a quarterly and annual basis.

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

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past, are currently, and may in the future be subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. See “Legal Proceedings” on page 48. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In one case we paid $3.5 million to settle a litigation matter. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation against us could also force us to take actions such as:

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

     In addition, in recent fiscal quarters we have also seen significant growth in the level of our inventory and accounts receivables, net, and, at times, an increase in our days of sales outstanding, primarily as a result of our revenue growth in fiscal 2003 and fiscal 2004. Our failure to effectively manage our inventory levels could either result in excess inventories, which could adversely affect our gross margins and operating results, or lead to an inability to fill customer orders, which would result in lower sales and could harm our relationships with existing and potential customers. Concurrent with the increase in our sales during fiscal 2004, our accounts receivables and, at times, our days sales outstanding increased. If we do not manage effectively our accounts receivable, our cash balance and operating results will be adversely affected.

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

     A number of factors will affect our tax rate in the future, and certain of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. For example, if our foreign subsidiaries are unable to achieve the levels of operating income in fiscal 2005 that we expect, our effective tax rate in fiscal 2005 may be significantly higher than the combined federal and state statutory rates or what our effective tax rates have been in prior periods.

     Our sales through distributors increase the complexity of our business, which may increase our operating costs and may reduce our ability to forecast revenues.

     During fiscal 2004, approximately 25% of our sales were made through distributors. For the three months ended July 31, 2004, approximately 18% of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

     Sales outside of the United States accounted for approximately 99% of our revenues for fiscal 2004 and 98% of our revenues for the three months ended July 31, 2004. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

     The production of our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting 14 to 16 weeks or more. Additional time may pass before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenue, if any, from these expenditures. This delay makes it more difficult to forecast customer demand, which adds uncertainty to the manufacturing planning process and could adversely affect our operating results. In addition, the product life cycle for certain or our CameraChip products designed for use in certain applications can be relatively short. If we fail to appropriately time the manufacturing, packaging and assembly process, our products may become obsolete before they can be incorporated into our customers’ products and we may never realize a return on investment for the expenditures we incur in producing these products.

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

     We have a limited history of profitability and may be unable to sustain our recent levels of profitability. If we fail to sustain or increase our levels of profitability, our financial condition may be materially and adversely affected, and the trading price of our common stock may decline. Since our inception in 1995, we have achieved profitability on an annual basis only on three occasions, in fiscal 2000, fiscal 2003 and fiscal 2004. In fiscal 2001 we incurred a net loss of $11.6 million and in fiscal 2002 we incurred a net loss of $1.3 million. In fiscal 2000, fiscal 2003 and fiscal 2004, we recorded net income of $3.4 million, $15.3 million and $58.7 million, respectively. For the three months ended July 31, 2004, we recorded net income of $19.9 million. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, our operations in China and capital commitments to our Chinese subsidiary and our joint venture with TSMC, which could impair our ability to sustain profitability. In addition, as we plan to hire additional personnel throughout various departments of our company, we expect selling, general and administrative and other expenses to increase. If we fail to attract qualified personnel with relevant experience, our ability to meet competitive challenges and create new products and technology to meet the demands of our customers will be adversely affected. Other risks associated with our business described elsewhere in this section could also affect our ability to sustain profitability, including the possibility that the end-markets for our products may not grow at the same rate as they did in fiscal 2003 and fiscal 2004. If our revenues do not increase or if we cannot effectively control our expenses, we may be unable to sustain profitability at levels consistent with our financial performance in fiscal 2004, if at all.

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

     The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management, in particular, Shaw Hong, our President and Chief Executive Officer, Raymond Wu, our Executive Vice President

and certain other key technical personnel. None of our senior management is bound by an employment or non-competition agreement. We do not maintain key man life insurance on any of our employees.

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

     Disasters such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees’ and customers’ health could materially and adversely affect our operating results and financial condition. In particular, our Asian operations and most of our third party manufacturers and service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within close proximity of that geographic area could be tremendously disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.

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

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002, the trading price of our common stock has ranged from a high of $33.39 per share to a low of $1.18 per share. The closing sales price of our common stock on September 7, 2004 was $10.36. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Recent Accounting Pronouncements

     On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after December 15, 2004.

     Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of income as we will be required to expense the fair value of our stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on our consolidated net income within the footnotes, as is our current practice. In addition, the proposed standard may have a significant impact on the our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify a portion of our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. Any reclassification of future cash flow statements would be limited to the amount, if any, by which our actual tax benefit on the exercise of employee stock options, determined on an individual employee basis, exceeds the tax benefit that we would have received based on the employee gains determined under the binomial method and recorded as expenses within our income statement. There are a number of implementation issues that have not been resolved in the proposed statement, including timing of the recognition of the tax benefit.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     We sell our products globally, in particular, to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.

     All of our transactions with our vendors and customers are carried out in U.S. dollars. The only expenses the Company incurs in currencies other than U.S. dollars are certain costs affecting gross profits, selling, general and administrative and research and development expenses, which are primarily incurred in China, where renminbi, or RMB, is the local currency. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. These certain expenses that are denominated in currencies other than U.S. dollars have not historically been a material percentage of our revenues.

     We do not believe that our foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar. Moreover, given that the only expenses that we incur in denominations other than U.S. dollars are certain immaterial costs affecting gross profits, selling, general and administrative and research and development expenses. Accordingly, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

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

Quantitative and Qualitative Discussion of Market Interest Rate Risk

     Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in short-term bank market rate accounts, certificates of deposit issued by banks, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     We have restated our financial results for the quarters ended July 31, 2003, October 31, 2003 and January 31, 2004 to reflect adjustments to our previously reported financial information on Form 10-Q. The restatements arose out of an internal review which was initiated in response to issues raised by an employee. We notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

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

     Partly in connection with the restatement of our financial statements for the first, second and third quarters for fiscal 2004, our Independent Registered Public Accounting Firm has identified material weaknesses in our internal controls and procedures relating to errors in our recognition of revenue resulting from incorrectly reviewing distributor reports and from incorrectly applying revenue recognition policies in accordance with title transfer, risk of loss and related shipping terms. Our Independent Registered Public Accounting Firm also noted a material weakness related to our need to increase our financial reporting and accounting staffing levels to ensure that we can meet our financial reporting obligations given the significant growth in our business in recent periods. In addition, our Independent Registered Public Accounting Firm reported additional observations and recommendations with respect to our financial reporting and internal controls. Correcting the identified material weaknesses and addressing the other issues identified by our Independent Registered Public Accounting Firm, responding to the findings of the internal review and the independent investigation and continuously strengthening our internal controls and financial reporting capabilities are some of our highest priorities. We have adopted and implemented measures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported accurately, and we continue to adopt and implement, several measures in connection with our ongoing efforts to improve our control processes and corporate governance in response to the issues identified in the internal review, independent investigation and the report of our Independent Registered Public Accounting Firm. Measures taken to date include the following:

•	Working in cooperation with the distributor who did not report resales of our CameraChips on a timely basis to receive sell-through data from such distributor for the full quarterly period.

•	Additional training of our financial reporting and accounting staff to be particularly attentive to reviewing distributor reports to prevent revenue recognition errors from occurring.

     Measures we are continuing to implement include the following:

•	Additional training of our marketing and our financial reporting and accounting staff as to be particularly attentive to the terms of purchase orders, including matters related to title transfer, risk of loss and related shipping terms, to prevent revenue recognition errors from occurring.

•	Augmenting our internal control and financial reporting staff, both domestically and abroad, to help ensure that we can adequately meet our financial reporting responsibilities as our business continues to grow.

•	Improving the documentation of our internal controls.

•	Improving our IT infrastructure on an enterprise-wide basis.

     We believe that we have addressed the specific accounting issues identified in the internal review and independent investigation. In addition, we believe we have improved, and are in the process of further improving, our infrastructure, personnel, processes and controls to help ensure that we are able to produce accurate financial statements on a timely basis. In particular, we are focused on increasing our financial reporting and accounting staffing levels in the immediate future. However, our growth in operations will continue to place a strain on our management systems, controls and resources. To address these issues, we will need to continue to improve our financial and managerial controls, reporting systems and procedures in the future and will need to continue to expand, train and manage our work force company-wide, including the size of our accounting and financial reporting staff. If we are unable to maintain an adequate level of financial processes and controls, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be harmed.

     In addition to efforts to strengthen our internal controls as a result of the matters identified in connection with the independent investigation and internal review discussed above as well as those identified by our Independent Registered Public Accounting Firm, we are in the process of documenting our internal controls in connection with

Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. Both we and our Independent Registered Public Accounting Firm will be testing our internal controls in connection with the requirements of Section 404 and expect that as part of the documentation and testing of our internal controls there could be areas identified for further attention or improvement. We also could identify areas to be addressed where failure to strengthen internal controls could adversely affect our ability to report on our operating results and financial condition accurately or on a timely basis, which could adversely affect our stock price.

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

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls.

     Other than as noted above, there have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financials reporting.

     We continue to be in the process of implementing our enterprise resource planning system. We believe that we have adequate backup procedures and systems in place such that the process of implementing this enterprise resource planning system will not materially adversely affect our internal controls.

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

     On October 11, 2002, we filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In our complaint, we alleged misappropriation of trade secrets, unfair competition and other business torts, and sought damages and injunctive relief. IC Media Corporation answered the complaint by denying the allegations and raising various defenses. In accordance with the Alternative Dispute Resolution practices of the Court, this matter was submitted for mediation on April 1, 2004, and a settlement agreement was ultimately executed on May 7, 2004. The settlement, whose terms are confidential, is expected to result in dismissal of the lawsuit by October 2004. We believe that the ultimate terms will not have a significant impact on our financial condition, results of operations or cash flows.

     On July 14, 2003, Sunex, Inc. filed a complaint against us in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of our cell phone products. Under its complaint, Sunex is seeking to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint relates to parts delivered by Sunex to us in the fiscal quarters ended January 31, 2003 and April 30, 2003 and our cancellation in that quarter of additional purchase orders we had previously placed with Sunex. In October 2003, the Superior Court granted Sunex’s request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond, in lieu of an attachment, which we posted with the Superior Court in the approximate amount of $1.1 million. The attachment order and subsequent filing of the bond are not reflective of the merits of the case and are expressly prohibited from being referred to at the time of trial. We intend to defend ourselves vigorously as to the allegation in the complaint and have settled a cross complaint filed against Sunex in the same action. We believe that any amount we may ultimately owe Sunex in excess of the amount we had accrued as of January 31, 2004 will not have a material adverse affect on our financial condition, results of operations or cash flows.

     On June 10, 2004, a complaint was filed against us and certain of our present and former directors and officers in federal court, captioned Vince v. OmniVision Technologies, Inc., No. C-04-2297 SC (N.D. Cal.). This action was the first of several similar putative class action lawsuits filed in federal court on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. The complaints generally claim that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. The complaints seek unspecified damages. The actions have been consolidated but no lead plaintiff has been appointed yet. We believe that these lawsuits are without merit and intend to defend the cases vigorously.

     Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court is captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court is captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). The complaints generally seek unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. These complaints appear to be based upon the same allegations contained in the securities class actions. We are named solely as a nominal defendant against whom no monetary recovery is sought. In the state actions, defendants’ responses to the complaints are not yet due. Defendants in the federal actions have filed motions to dismiss.

ITEM 5. OTHER INFORMATION

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to discuss the non-audit services approved by our audit committee to be performed by PricewaterhouseCoopers LLP, or PWC, our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of PWC for non-audit services in fiscal 2005, including the performance of certain tax-related services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit Number	Description
4.4	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We furnished a Current Report on Form 8-K on June 9, 2004 regarding the rescheduling of the announcement of our financial results for our fourth fiscal quarter and fiscal year ended April 30, 2004. Such report was “furnished,” but not “filed.”

     We furnished a Current Report on Form 8-K on June 23, 2004 announcing our financial results for our fourth fiscal quarter and fiscal year ended April 30, 2004, and the restatement of our financial results for our first, second and third quarters of fiscal 2004. Such report was “furnished,” but not “filed.”

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)
Dated: September 9, 2004
	By:	/s/ SHAW HONG

Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: September 9, 2004
	By:	/s/ JOHN T. ROSSI

John T. Rossi
Vice President of Finance and Chief Financial
Officer (Principal Financial
and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.4	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.