Form 10-Q
period 2004-10-31
OMNIVISION TECHNOLOGIES INC
filed 2004-12-10
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

     At December 8, 2004, 56,628,182 shares of common stock of the Registrant were outstanding.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)
(unaudited)

	October 31,	April 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$230,569	$198,053
Restricted cash	1,078	1,072
Short-term investments	50,759	17,158
Accounts receivable, net	55,659	53,513
Inventories	24,797	38,802
Refundable and deferred income taxes	6,385	6,518
Prepaid expenses and other assets	2,683	2,626

Total current assets	371,930	317,742
Property, plant and equipment, net	20,338	20,622
Long-term investments	7,940	7,110
Other non-current assets	2,701	362

Total assets	$402,909	$345,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,243	$25,923
Accrued expenses and other current liabilities	26,700	11,100
Deferred income	4,916	8,800

Total current liabilities	62,859	45,823

Commitments and contingencies (Note 9 and Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,536,279 and 56,212,119 shares issued and outstanding at October 31, 2004 and April 30, 2004, respectively	57	56
Additional paid-in capital	251,834	249,405
Deferred compensation related to stock options	—	(20)
Accumulated other comprehensive loss	(63)	(4)
Retained earnings	88,222	50,576

Total stockholders’ equity	340,050	300,013

Total liabilities and stockholders’ equity	$402,909	$345,836

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003*	2004	2003*
Revenues	$84,436	$77,998	$183,243	$124,837
Cost of revenues (1)	46,213	48,425	105,281	77,885

Gross profit	38,223	29,573	77,962	46,952

Operating expenses:
Research and development	6,680	3,173	11,844	6,753
Selling, general and administrative	7,052	5,904	14,174	10,394
Stock-based compensation (2)	352	95	555	196

Total operating expenses	14,084	9,172	26,573	17,343

Income from operations	24,139	20,401	51,389	29,609
Interest income	899	548	1,559	770
Other loss	(323)	—	(661)	—

Income before income taxes	24,715	20,949	52,287	30,379
Provision for income taxes	6,921	7,123	14,641	10,329

Net income	$17,794	$13,826	$37,646	$20,050

Net income per share:
Basic	$0.32	$0.26	$0.67	$0.39

Diluted	$0.28	$0.23	$0.60	$0.35

Shares used in computing net income per share:
Basic	56,485	53,946	56,396	50,812

Diluted	63,031	60,295	62,305	57,654

(1) Stock-based compensation included in cost of revenues	$—	$—	$—	$2

(2) Stock-based compensation by functional area:
Research and development	$—	$14	$9	$42
Selling, general and administrative	352	81	546	154

	$352	$95	$555	$196

*	As restated in the Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2003.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	October 31,
	2004	2003*
Cash flows from operating activities:
Net income	$37,646	$20,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,442	716
Stock-based compensation	555	198
Tax benefits from stock option exercises	271	3,410
Equity investment loss, net	632	—
Changes in assets and liabilities:
Accounts receivable, net	(2,146)	(26,598)
Inventories	14,005	(11,863)
Refundable and deferred income taxes	133	1,204
Prepaid expenses and other assets	(936)	(530)
Accounts payable	5,320	27,503
Accrued expenses and other current liabilities	15,600	3,096
Deferred income	(3,884)	(2)

Net cash provided by operating activities	68,638	17,184

Cash flows from investing activities:
Restricted cash	(6)	(1,068)
Purchases of short-term investments	(67,896)	(17,329)
Proceeds from sale or maturities of short-term investments	34,229	16,005
Purchases of property, plant and equipment	(1,158)	(6,630)
Purchases of long-term investments	(1,462)	(1,983)
Purchases of intangible property	(1,460)	—

Net cash used in investing activities	(37,753)	(11,005)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	113,173
Proceeds from exercise of stock options	1,624	4,006

Net cash provided by financing activities	1,624	117,179

Effect of foreign currency translation gain on cash and cash equivalents	7	—

Net increase in cash and cash equivalents	32,516	123,358
Cash and cash equivalents at beginning of period	198,053	50,438

Cash and cash equivalents at end of period	$230,569	$173,796

Supplemental cash flow information:
Taxes paid	$250	$7,210

*	As restated in the Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2003.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

Note 1 — Basis of Presentation

     Overview

          The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2004 and April 30, 2004 and for the three and six months ended October 31, 2004 and 2003 have been prepared by OmniVision Technologies, Inc. and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of April 30, 2004 are derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as amended (the “Form 10-K”).

          The results of operations for the three and six months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005 or any other future period.

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

Note 2 — Summary of Significant Accounting Policies

     Revenue Recognition

          For shipments to original equipment manufacturers (“OEMs”), value added resellers (“VARs”) and distributors without agreements that allow for returns or credits, the Company recognizes revenue using the “sell-in” method,

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

which shipments represented approximately 80.4% and 81.4% of revenues for the three and six months ended October 31, 2004, respectively. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. The Company provides for future returns based on historical experience at the time revenue is recognized. For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the “sell-through” method under which revenue is deferred until the distributor actually resells the product to the end-user customer and the Company is notified in writing by the distributor of such sale. These sales represented approximately 19.6% and 18.6% of revenues for the three and six months ended October 31, 2004, respectively. Deferred income on shipments to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

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

     Restricted Cash

          Restricted cash represents cash that has been set aside as a result of court proceedings in which the parties stipulated to the filing of a bond that the Company posted with the San Diego County Superior Court. As of October 31, 2004, restricted cash of approximately $1.1 million was posted to secure the bond. Restricted cash is classified in current assets on the consolidated balance sheet. The Company maintains its restricted cash with a commercial bank. As a result of the settlement of the related litigation in November 2004, the Company expects the restricted cash will be released before the end of January 2005. (See Note 9 and Note 10.)

     Short-Term Investments

          The Company’s short-term investments, which are classified as available-for-sale, are invested in high-grade corporate securities and government bonds maturing in twelve months or less from the date of purchase. These investments are reported at fair value at October 31, 2004 and April 30, 2004. Unrealized gains or losses are recorded in stockholders’ equity and included in other comprehensive income (losses). Declines in value judged to be other than temporary, if any, are recorded in operations as incurred. Unrealized gains or losses were not significant during any period presented in these financial statements.

     Intangible Assets

          In the three months ended October 31, 2004, the Company purchased certain intellectual property rights that have been recorded in Other non-current assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recognizes as expense the cost of such acquired intellectual property rights will be amortized over a period of up to five years.

     Research and Development

          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the Company recognizes as expense when incurred the associated costs of the internal development of these intellectual property rights, including patent, copyright, trademark and trade secrets.

     Warranty Reserve for Defective Products

          The Company accounts for its warranty reserve for defective products as a portion of the sales return reserve. The Company warrants to its customers that its products will work in accordance with their respective specifications. If a product is defective, the customer is required to notify the Company and return the defective product to the Company. The Company then sends replacement products to the customer. Owing to cost and other complexities associated with the products, the Company does not repair any defective products.

     Land Use Right Acquired in China

          In December 2000, the Company established a Chinese subsidiary to conduct testing operations in China. Subsequently, the Company constructed a manufacturing facility in Shanghai owned by the Chinese subsidiary. This manufacturing facility was places in service in July 2003. However, the Chinese subsidiary does not own the land that underlies the facility; rather, it holds a “land use right” that was acquired from the local Chinese government in December 2000 for approximately $0.8 million, which entitles the Company to use the land for 50 years. The cost of this land use right was recorded as a portion of property, plant and equipment and is being depreciated over the useful life of the right.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income, as reported	$17,794	$13,826	$37,646	$20,050
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1	20	14	58
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	5,772	4,591	11,978	7,696

As adjusted net income	$12,023	$9,255	$25,682	$12,412

Net income per share – Basic:
As reported	$0.32	$0.26	$0.67	$0.39

As adjusted	$0.21	$0.17	$0.46	$0.24

Net income per share – Diluted:
As reported	$0.28	$0.23	$0.60	$0.35

As adjusted	$0.21	$0.16	$0.46	$0.24

Shares used in computing net income per share – Basic:
As reported	56,485	53,946	56,396	50,812

As adjusted	56,485	53,946	56,396	50,812

Shares used in computing net income per share – Diluted:
As reported	63,031	60,295	62,305	57,654

As adjusted	56,485	57,439	56,396	51,175

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

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

     Recent Accounting Pronouncements

          The Financial Accounting Standards Board (“FASB”) has issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

          FAS No. 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and International Accounting Standard No. 2, “Inventories,” (“IAS 2”) are both based on the principle that the primary basis of accounting for inventory is cost. Both of these accounting standards also require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of essentially similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally.

          The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

Note 3 — Balance Sheet Accounts (in Thousands)

	October 31,	April 30,
	2004	2004
Cash and cash equivalents:
Cash	$26,387	$3,016
Money market funds	192,195	90,556
Commercial paper	11,987	104,481

	$230,569	$198,053

Accounts receivable:
Accounts receivable	$63,598	$58,594
Less: Allowance for doubtful accounts	(1,780)	(1,780)
Sales returns reserve	(6,159)	(3,301)

	$55,659	$53,513

Inventories:
Work in progress	$13,242	$7,555
Finished goods	11,555	31,247

	$24,797	$38,802

Prepaid expenses and other assets:
Prepaid expenses	$2,324	$742
Other receivables	359	1,884

	$2,683	$2,626

Property, plant and equipment, net:
Building and land use right	$6,157	$6,157
Building improvements	1,875	1,869
Machinery and equipment	14,277	12,108
Furniture and fixtures	233	224
Software	1,476	1,194
Construction in progress	3,110	4,418

	27,128	25,970
Less: Accumulated depreciation and amortization	(6,790)	(5,348)

	$20,338	$20,622

Accrued expenses and other current liabilities:
Employee compensation	$2,495	$2,303
Taxes payable	15,413	1,295
Other	8,792	7,502

	$26,700	$11,100

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

Note 4 — Inventory Write-Off

          During the three months ended January 31, 2001, the Company wrote off $18.1 million of inventory due to a significant imbalance in the PC camera market. The following table summarizes the activity in the original $18.1 million of previously written-off inventory (in thousands):

Inventory
Previously
Written-off in
Fiscal 2001
Balance at January 31, 2001	$18,090
Sale of previously reserved inventory through April 30, 2004	13,758

Balance at April 30, 2004	4,332
Sale of previously reserved inventory during the six months ended October 31, 2004	440

Balance at October 31, 2004	$3,892

          As of October 31, 2004 and April 30, 2004, the Company held inventories with an original cost of $3.9 million and $4.3 million, respectively, that were written off in fiscal 2001. No inventory was scrapped during the three and six months ended October 31, 2004 and 2003.

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

          In June 2003, the Company purchased approximately 27% of another privately held company based in Taiwan for a total of $2.0 million in cash. This Taiwanese company provides plastic packaging services. In November 2003, the Company made an additional cash contribution in the amount of approximately $0.8 million to maintain its equity ownership percentage in this company. During fiscal 2004, the Company’s equity participation in this privately held company declined to approximately 23% due to additional rounds of financing obtained by this Taiwanese company. The Company accounts for this investment using the equity method. The Company recorded an equity loss of $0.3 million and $0.6 million for its portion of the net loss for the three and six months ended October 31, 2004, respectively, recorded by the company in which it had invested.

          In October 2003, the Company entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purpose of providing manufacturing services and automated final testing services. The Company and TSMC both have equal interests in VisEra. The Company has committed to invest $23.5 million in VisEra which becomes due in stages as VisEra’s business and service capabilities develop over a number of years. In November 2003, the Company made a $1.5 million cash investment in VisEra. The Company accounts for this investment using the equity method. The Company recorded equity income of $0.2 million for its portion of the net income for the three and six months ended October 31, 2004, respectively, recorded by VisEra.

          In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) to establish a joint venture in Taiwan. The purpose of the joint venture is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. In connection with this joint venture, the Company entered into licensing and manufacturing agreements with PSC. The Company’s capital commitment to the joint venture is approximately $2.1 million in exchange for an ownership percentage of approximately 49%. The Company’s cash contributions are to be made in two phases. In the first phase, the Company made a cash investment in an amount equal to approximately $1.5 million in this joint venture in May 2004. The first phase concluded prior to the scheduled December 31, 2004 date by mutual consent between the Company and the joint venture company. In the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

second phase, which commenced immediately following the conclusion of the first phase and continues until the termination of the agreement, the Company will contribute an additional amount equal to approximately $0.6 million in cash to the joint venture. The Company accounts for this investment using the equity method. The Company recorded an equity loss of $0.2 million for its portion of the net loss for the three and six months ended October 31, 2004 recorded by the joint venture.

Note 6 — Net Income Per Share

          Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the effect of stock options. For the three and six months ended October 31, 2004, 5,414,775 and 5,164,775 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on The Nasdaq Stock Market), respectively. For the six months ended October 31, 2003, 601,750 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive. There were no antidilutive shares for the three months ended October 31, 2003.

          The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Numerator:
Net income	$17,794	$13,826	$37,646	$20,050

Denominator:
Weighted average shares	56,485	53,993	56,403	50,883
Weighted average unvested common stock subject to repurchase	—	(47)	(7)	(71)

Denominator for basic net income per share	56,485	53,946	56,396	50,812
Weighted average effect of dilutive securities:
Common stock options	6,546	6,302	5,902	6,771
Unvested common stock subject to repurchase	—	47	7	71

Denominator for dilutive net income per share	63,031	60,295	62,305	57,654

Basic net income per share	$0.32	$0.26	$0.67	$0.39

Diluted net income per share	$0.28	$0.23	$0.60	$0.35

Note 7 — Segment, Product Line and Geographic Information

          The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

          Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Digital image sensors	$75,027	$71,043	$163,162	$109,504
Analog image sensors	9,409	6,955	20,081	15,333

Total	$84,436	$77,998	$183,243	$124,837

          The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three and six months ended October 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
OEMs and VARs	80.4%	69.2%	81.4%	66.0%
Distributors	19.6	30.8	18.6	34.0

Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Hong Kong	$44,737	$25,879	$82,660	$44,838
Taiwan	15,761	26,192	28,075	41,961
China	13,871	16,818	31,743	22,669
Korea	6,162	6,483	20,632	9,116
Japan	1,122	868	12,832	1,139
United States	919	349	2,446	974
All other	1,864	1,409	4,855	4,140

Total	$84,436	$77,998	$183,243	$124,837

          In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in fiscal 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $3.2 million and $4.0 million during fiscal 2004 and fiscal 2003, respectively. A total of $14.7 million of the $30.0 million of registered capital of the subsidiary had been funded as of October 31, 2004 from the Company’s available working capital. The remaining $15.3 million of registered capital must be funded by January 2005 unless the Chinese government agrees to an extension. The $14.7 million invested through October 31, 2004 was used primarily for partial payment to building contractors for the construction of the facility and the purchase of equipment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

          The Company’s long-lived assets are located in the following countries (in thousands):

	October 31,	April 30,
	2004	2004
China	$17,318	$16,486
Taiwan	8,288	7,496
United States	4,127	3,773
All other	1,246	339

Total	$30,979	$28,094

Note 8 — Employee Stock Option and Stock Purchase Plans

     Employee Stock Option Grants

          Options to purchase 1,052,000 and 3,213,550 shares of common stock were granted to employees during the three and six months ended October 31, 2004, respectively. Options to purchase 601,750 and 3,444,600 shares of common stock were granted to employees during the three and six months ended October 31, 2003, respectively. As of October 31, 2004, options to purchase 10,077,228 shares of common stock were outstanding.

     2000 Employee Stock Purchase Plan

          As of October 31, 2004, 1,487,717 shares had been purchased under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”).

     Fair Value Disclosures

          Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $9.15 and $15.46 during the three months ended October 31, 2004 and 2003, respectively. The per share weighted average estimated fair value for employee options granted was $14.98 and $13.12 during the six months ended October 31, 2004 and 2003, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

          The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and six months ended October 31, 2004 and 2003:

	Employee Stock Option Plans
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Risk-free interest rate	2.85%	2.31%	3.00%	1.74%
Expected term of options (in years)	3.5	3.5	3.5	3.5
Expected volatility	123.9%	126.6%	125.6%	128.5%
Expected dividend yield	0%	0%	0%	0%

          Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2004 was $3.60 and $4.70, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2003 was $15.97 and $12.47, respectively.

          The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Risk-free interest rate	2.06%	1.19%	1.85%	1.18%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	80.8%	126.6%	79.9%	128.5%
Expected dividend yield	0%	0%	0%	0%

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
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

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

          On October 11, 2002, the Company filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In its complaint, the Company alleged misappropriation of trade secrets, unfair competition and other business torts, and sought damages and injunctive relief. IC Media Corporation answered the complaint by denying the allegations and raising various defenses. In accordance with the Alternative Dispute Resolution practices of the Court, this matter was submitted for mediation on April 1, 2004, and a settlement agreement was ultimately executed on May 7, 2004. The settlement, whose terms are confidential, resulted in dismissal of the lawsuit in October 2004. The settlement did not have a significant impact on its financial condition, results of operations or cash flows.

          On July 14, 2003, Sunex, Inc. (“Sunex”) filed a complaint against the Company in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of the Company’s cell phone products. Under its complaint, Sunex sought to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint related to parts delivered by Sunex to the Company in the fiscal quarters ended January 31, 2003 and April 30, 2003 and the Company’s cancellation in that quarter of additional purchase orders it had previously placed with Sunex. In October 2003, the Superior Court granted Sunex’s request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond in lieu of an attachment, which the Company posted with the Superior Court in the approximate amount of $1.1 million. In September 2004, the Company settled its cross-complaint against Sunex, Inc. for the payment of approximately $0.1 million by Sunex to the Company. In November 2004, the Company settled the complaint filed by Sunex for the payment of approximately $0.9 million by the Company to Sunex. The settlement of the complaint and cross-complaint completely and fully resolved any and all claims related to the above matters by the Company and Sunex in their entirety. The settlement did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

          On June 10, 2004, the first of several putative class actions filed against the Company and certain of its present and former directors and officers in federal court on behalf of investors who purchased the Company’s common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of the Company’s common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. The Company believes that these lawsuits are without merit and intends to defend the cases vigorously.

          Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court was captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court was captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). The complaints generally sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. These complaints appeared to be based upon the same allegations contained in the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2004 and 2003
(unaudited)

securities class actions. The Company was named solely as a nominal defendant against whom no monetary recovery was sought.

          In state court, following orders requiring plaintiffs to furnish security for their derivative actions plaintiffs filed voluntary dismissals. In federal court, defendants’ motion to dismiss the federal derivative complaints were granted with thirty days’ leave to amend. Plaintiffs in the federal action did not file amended complaints within the time required by the Court.

     Commitments

          In December 2000, the Company formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of its products in China. The Company’s remaining $15.3 million of registered capital must be funded by January 2005 unless the Chinese government agrees to an extension. (See Note 5.)

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

Note 10 — Subsequent Event

          In November 2004, the Company settled the complaint filed by Sunex for the payment of approximately $0.9 million by the Company to Sunex. The settlement of the complaint and cross-complaint completely and fully resolved any and all claims related to the above matters by the Company and Sunex in their entirety. (See Note 1 and Note 9.)

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

Overview

          We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main product, an image-sensing device called the CameraChip™, is used to capture an image electronically and is used in a number of consumer and commercial mass market applications. Our CameraChips are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. We have designed our CameraChip as a single chip solution that integrates several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using either traditional charge-coupled devices, or CCDs, or multiple chip CMOS image sensors.

          In August 2004, we announced the introduction of our advanced OmniPixel™ technology. OmniPixel technology represents a global redesign that features a new pixel architecture, a new circuit design, new embedded algorithms, new materials and new process technology. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels. This 5-megapixel sensor’s new architecture is based on our recently launched OmniPixel technology. The sensor’s 2.775-micron pixels allowed us to design a 5-megapixel device with an optical format (footprint) of just 1/1.8 inches, making the new five-megapixel sensor small enough to meet the increasing demand for smaller, low-cost cameras with high performance. OmniPixel also comes with support for features such as auto-focus, zooming, panning and mechanical shutter control.

          In November 2004, we demonstrated a prototype of our new Smart Sensor™ image sensor that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition.

          Our image-sensor products are currently used in a number of consumer applications including digital still and video cameras, cell phones, personal computers and toys and games such as interactive video games.

          Our image-sensor products are sold to customers who incorporate them in either digital or analog mass market applications. Some examples of digital mass market applications that currently incorporate our image-sensor products are cell phone cameras, digital still cameras and personal computer camera applications. Some examples of analog applications that currently incorporate our image-sensor products are security and surveillance cameras and toy cameras.

          We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors.

          We currently outsource the wafer fabrication, color filter application and packaging of our image-sensor products. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We have relocated a substantial portion of our automated image testing equipment from the United States to China. We completed the majority of this transition in fiscal 2004 and completed the remainder of this transition early in fiscal 2005. We also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China.

          In October 2003, we entered into a Shareholders’ Agreement, or the VisEra Agreement, with Taiwan Semiconductor Manufacturing Company, or TSMC, pursuant to which we agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide manufacturing services and automated final testing services. In connection with the formation of VisEra, we and TSMC have separately agreed to enter into nonexclusive license agreements with VisEra pursuant to which both parties will license certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we have committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. We and TSMC have also committed not to compete directly or indirectly in the future with VisEra in the fields of certain manufacturing services and automated final testing services.

          Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

          In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, under which we established a joint venture in Taiwan. The purpose of the joint venture is to conduct manufacturing, marketing and selling of certain of our legacy products. In connection with this joint venture, we entered into licensing and manufacturing agreements with PSC. Our capital commitment to the joint venture is approximately $2.1 million in exchange for an ownership percentage of approximately 49%. Our cash contributions are to be made in two phases. In the first phase, we made a cash investment in an amount equal to approximately $1.5 million in this joint venture in May 2004. The first phase concluded prior to the scheduled December 31, 2004 by mutual consent between us and the joint venture company. In the second phase, which commenced immediately following the conclusion of the first phase and continues until the termination of the agreement, we will contribute an additional amount equal to approximately $0.6 million in cash to the joint venture.

          As of October 31, 2004, we had approximately $230.6 million in cash and cash equivalents and approximately $50.8 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

     Restatement

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

          All financial data contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 are as provided in the Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2003.

          In connection with its independent investigation, the Audit Committee together with its special counsel informed the Securities and Exchange Commission, or SEC, of the matters reviewed during the independent investigation, including the matters relating to the Company’s accounting, its internal accounting controls and the reporting of its financial results. The SEC is conducting an inquiry with respect to these matters. The Company is continuing to cooperate with the SEC.

     The Current Economic Environment

          We operate in a challenging economic environment that has undergone significant changes in technology and global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this emerging technology. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our sources of offshore fabrication, we relocated a substantial portion of our testing operations to China during fiscal 2004.

          Since our inception, we have shipped more than 130 million image sensors, including approximately 42 million in the six months ended October 31, 2004, which demonstrated the capabilities of our production system, including our sources of offshore fabrication. To enhance our production capabilities, we have initiated partnerships with a number of vendors, including TSMC, one of the largest wafer fabrication companies in Asia.

          Due to the fact that we generate a large portion of our product sales through VARs and distributors, we cannot accurately confirm the distribution of our revenues across specific product categories and can only estimate the percentages of our products by market segment. Our estimated sales to the digital still camera market reflected an increase in the three months ended October 31, 2004 from the levels achieved in the previous quarter as a result, in part, of the introduction of a new 3-megapixel chip based on our recently announced OmniPixel technology. This increase reversed a decline for the previous two consecutive quarters which was due to seasonal fluctuations, price competition from CCD manufacturers and possible deferral of customer orders in anticipation of the introduction of our new OmniPixel technology. We benefited from growth in shipments for camera phones on a year-over-year basis, driven by increased demand for our 1.3-megapixel image sensors.

          The digital still camera market demonstrates a continuing a trend toward higher resolution products, with a growing acceptance of CMOS based image sensors. We have continued to benefit from a shift in product mix toward higher resolution products. We believe that this shift in product mix will continue through fiscal 2005. In anticipation of this market trend, we developed and introduced in September 2004 our first small-scale, CMOS image sensor with five megapixels. This 5-megapixel sensor’s new architecture is based on our recently launched OmniPixel technology. However, concurrent with this transition to higher resolution products, we have seen increased competition in the 3-megapixel market with resulting pressures on product pricing. We believe that excess capacity on the part of CCD manufacturers has lead to aggressive price reductions in the 3-megapixel product category.

          We believe camera phones are still in the early stages of adoption and that the opportunity presented by this market is still large. We also believe that, like the digital still camera market, camera phone demand will continue to shift toward higher resolutions. As a result, we released our quarter-inch 1.3 megapixel image sensor designed

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

          As the markets for image sensors have grown, we have experienced increased competition from manufacturers of CMOS and CCD image sensors. In particular, we have experienced increased competition from companies such as Hynix, Micron and Sony in the market for CMOS image sensors for digital still cameras. In addition, we expect to see continued price competition in the image sensor market for digital cameras and mobile phones as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing, distribution and other resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products.

          As a result of the increase in competition and the growth of various consumer-product applications for image sensors, we have experienced a shortening in the life cycle of some image-sensor products. For example, although in the security and surveillance market we continue to sell CameraChips introduced more than four years ago, in the digital camera market the product life cycle of image sensors appears to be three years or less. One issue related to the shortening of product life cycles is that it will be increasingly difficult to accurately forecast customer demand for our products. As a result, we face the risk of being unable to fulfill customer orders if we underestimate market demand and the risks of excess inventory and product obsolescence if we overestimate market demand for our products. The shortening of product life cycles also increases the importance of having short product development cycles and being accurate in the prediction of market trends in the design of new products.

          Many of the products using our CameraChip and OmniPixel image sensors, such as digital still and video cameras, mobile phones and cameras for toys and games, are consumer electronics goods that have particular seasonal cycles. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. As these consumer product applications for image sensors grow, we expect to witness increased seasonality in our business, which could cause our results of operations to fluctuate from period to period.

          In August 2004, we announced the introduction of our advanced OmniPixel technology. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels based on our new OmniPixel technology. And in November 2004, we demonstrated a prototype of our new Smart Sensor image sensor technology. Certain risks are inherent in the introduction of such new products and technology. During the early stages of production, the production yields and gross margins for new products are typically lower than those of established products. In addition, in preparation for new product introductions, we are gradually ramping down production of established products. With our 100-day production cycle, it will be extremely difficult to predict precisely how many units of established products we will need. It will also be difficult to accurately predict the speed of the ramp of new products. Because of these circumstances, it is possible that we could suffer from shortages for certain products and also build inventories in excess of demand for other products.

     Sources of Revenues

          We generate our revenue by selling our products directly to OEMs and VARs and indirectly through distributors. In addition, we derive a minimal portion of our revenue by providing engineering assistance to a limited number of our customers. We treat sales to OEMs and VARs as one source of revenue, and distributors as another. Our revenue recognition policies between the two groups are different.

          For shipments to OEMs, VARs and distributors without agreements that allow for returns or credits, we recognize revenue using the “sell-in” method. Under this method, we recognize revenue when tile passes to the customer provided that we have received a signed purchase order, the price is fixed or determinable, risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

obligations. We provide for future returns based on historical experience at the time we recognize revenue. For shipments to distributors under agreements allowing for returns or credits, we recognize revenue using the “sell-through” method under which we defer revenue until the distributor actually resells the product to the end-user customer and notifies us in writing of such sale. Deferred margin on shipment to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

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

          In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

     Critical Accounting Policies

          For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as amended.

Results of Operations

          The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.7	62.1	57.5	62.4

Gross profit	45.3	37.9	42.5	37.6

Operating expenses:
Research and development	7.9	4.1	6.5	5.4
Selling, general and administrative	8.4	7.6	7.7	8.3
Stock-based compensation	0.4	0.1	0.3	0.2

Total operating expenses	16.7	11.8	14.5	13.9

Income from operations	28.6	26.1	28.0	23.7
Interest income	1.1	0.7	0.9	0.6
Other loss	(0.4)	—	(0.4)	—

Income before income taxes	29.3	26.8	28.5	24.3
Provision for income taxes	8.2	9.1	8.0	8.3

Net income	21.1%	17.7%	20.5%	16.0%

Three and Six Months Ended October 31, 2004 as Compared to Three and Six Months Ended October 31, 2003

Revenues

          We derive revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass market applications including cell phones, digital still cameras, video game consoles and security and surveillance cameras. Revenues for the three months ended October 31, 2004 increased 8.3% to approximately $84.4 million from $78.0 million for the three months ended October 31, 2003. Revenues for the six months ended October 31, 2004 increased 46.8% to approximately $183.2 million from $124.8 million for the six months ended October 31, 2003. These increased revenues are primarily due to an increase in unit sales of our image-sensor products for digital applications, principally camera phones and digital still cameras, during the three and six months ended October 31, 2004 from the levels recorded in the prior year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales of Image-Sensor products for Digital as Compared to Analog Applications

          Our image-sensor products are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our image-sensor products are camera phones, digital still cameras, personal computer camera applications and digital toy cameras. Examples of analog applications that incorporate our image-sensor products are security and surveillance cameras and analog toy cameras. We sell a large portion of our products through VARs and distributors, and often we do not know the identity of the manufacturers who ultimately embed our image-sensor products into their products. As a result of our sales to VARs and distributors and because our image-sensor products can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories, and they are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Digital image sensors	$75,027	$71,043	$163,162	$109,504
Analog image sensors	9,409	6,955	20,081	15,333

Total	$84,436	$77,998	$183,243	$124,837

          Digital Revenues. Revenues from sales of image-sensor products for digital applications increased 5.6% to approximately $75.0 million for the three months ended October 31, 2004 from $71.0 million for the three months ended October 31, 2003. Revenues from sales of image-sensor products for digital applications represented 88.9% and 91.1% of revenues for the three months ended October 31, 2004 and 2003, respectively. Revenues from sales of image-sensor products for digital applications increased 49.0% to approximately $163.2 million for the six months ended October 31, 2004 from $109.5 million for the six months ended October 31, 2003. Revenues from sales of image-sensor products for digital applications represented 89.0% and 87.7% of revenues for the six months ended October 31, 2004 and 2003, respectively. The year-over-year increase in revenues from sales of image-sensor products for digital applications for the three months ended October 31, 2004 was primarily due to an increase in unit sales of approximately 7.7 million, or 69.7%. This increase in unit sales was led by an increase of approximately 5.9 million, or 85.4%, in unit sales of lower resolution image-sensor products used primarily in cell phone and toy applications, which carry a lower average sales price than image-sensor products used for digital still camera applications. The year-over-year increase in unit sales for the three months ended October 31, 2004 also benefited from an increase of approximately 1.8 million, or 43.0%, in unit sales of higher resolution image-sensor products used primarily for digital still camera applications. The increase in unit sales was partially offset by a decline in average sales prices for the three months ended October 31, 2004. The year-over-year increase in revenues from sales of image-sensor products for digital applications for the six months ended October 31, 2004 was primarily due to an increase in unit sales of approximately 22.7 million, or 138.5%. This increase in unit sales was led by an increase of approximately 18.2 million, or 187.7%, in unit sales of lower resolution image-sensor products used primarily in cell phone and toy applications, which carry a lower average sales price than image-sensor products used for digital still camera applications. We believe that demand in the cell phone market continued to reflect increased requirements from service providers to include camera functionality on handsets as consumers upgrade their cell phones. The year-over-year increase in unit sales for the six months ended October 31, 2004 also benefited from an increase of approximately 4.4 million, or 66.7%, in unit sales of higher resolution image-sensor products used primarily for camera phone and digital still camera applications. The increase in unit sales was partially offset by a decline in average sales prices for the six months ended October 31, 2004 resulting from the intensely competitive nature of the image sensor market. Our image-sensor products face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence.

          Analog Revenues. Revenues from sales of image-sensor products for analog applications increased 35.3% to approximately $9.4 million in the three months ended October 31, 2004 from $7.0 million for the three months ended October 31, 2003 and represented 11.1% and 8.9% of our revenues in the three months ended October 31, 2004 and 2003, respectively. Revenues from sales of image-sensor products for analog applications increased 31.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

to approximately $20.1 million in the six months ended October 31, 2004 from $15.3 million for the six months ended October 31, 2003 and represented 11.0% and 12.3% of our revenues in the six months ended October 31, 2004 and 2003, respectively. We believe the increase in revenues from sales of image-sensor products for analog applications for the three months ended October 31, 2004 primarily was due to an increase of approximately 0.4 million, or 35.6%, in unit sales. We believe the increase in revenues from sales of image-sensor products for analog applications for the six months ended October 31, 2004 primarily was due to an increase of approximately 0.9 million, or 37.5%, in unit sales. The slight decline in analog revenues as a percentage of revenues in the six months ended October 31, 2004 resulted from the proportionately greater increase in digital revenues during the period. Such image-sensor products for analog applications are used primarily in cameras for security applications and toys and games.

     Revenues from Sales to OEMs and VARs as Compared to Distributors

          We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three and six months ended October 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
OEMs and VARs	80.4%	69.2%	81.4%	66.0%
Distributors	19.6	30.8	18.6	34.0

Total	100.0%	100.0%	100.0%	100.0%

          OEMs and VARs. In the three months ended October 31, 2004, one customer accounted for approximately 26.5% of our revenues. In the six months ended October 31, 2004, two customers accounted for approximately 19.7% and 11.2% of our revenues, respectively. In the three months ended October 31, 2003, one customer accounted for approximately 11.7% of revenues. In the six months ended October 31, 2003, one customer accounted for approximately 10.7% of revenues. No other OEM or VAR customer accounted for 10% or more of revenues during any of these periods.

          Distributors. In the three months ended October 31, 2004, one distributor customer accounted for approximately 10.6% of our revenues. In the three months ended October 31, 2003, one distributor customer accounted for approximately 21.8% of our revenues. In the six months ended October 31, 2004 and 2003, one distributor customer accounted for 10.2% and 24.3% of our revenues, respectively. No other distributor accounted for 10% or more of revenues during any of these periods.

     Revenues from Domestic Sales as Compared to Foreign Sales

          The following table presents the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three and six months ended October 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Domestic sales	1.1%	0.4%	1.3%	0.8%
Foreign sales	98.9	99.6	98.7	99.2

Total	100.0%	100.0%	100.0%	100.0%

          We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing production to Asian manufacturers and facilities. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that such figures do not accurately reflect geographic distribution of sales of our products into end-user markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross Profit

     Gross margins for the three months ended October 31, 2004 and 2003 were 45.3% and 37.9% of revenues, respectively. Gross margins for the six months ended October 31, 2004 and 2003 were 42.5% and 37.6% of revenues, respectively. The increase in gross margins for the three and six months ended October 31, 2004, as compared to the corresponding period in the prior year, was due in part to improved efficiency in our production sequence, particularly in product testing. In addition, our gross margins in the quarter were favorably impacted by a one-time $1.4 million credit to cost of goods sold pursuant to settlement of a dispute regarding the late cancellation of an order from one of our customers; without the credit, our gross margin would have been 43.6%. For the three months ended October 31, 2004, an additional approximately $3.5 million of gross profit was attributable to the sale of inventory which had been substantially reserved in prior periods. Excluding the additional gross profit from the sale of previously substantially reserved inventory, the gross margin for the three months ended October 31, 2004 would have been approximately 40.8% of revenues, as compared to 37.9% of revenues during the comparable period in the prior year. For the six months ended October 31, 2004, an additional approximately $3.7 million of gross profit was attributable to the sale of previously substantially reserved inventory. Excluding the gross profit from the sale of substantially reserved inventory, the gross margin for the six months ended October 31, 2004 would have been approximately 40.5% of revenues, as compared to 37.6% of revenues during the comparable period in the prior year.

Research and Development

          Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of computer aided design software, some of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for the three months ended October 31, 2004 increased 110.5% to approximately $6.7 million from $3.2 million for the three months ended October 31, 2003. As a percentage of revenues, research and development expenses for the three months ended October 31, 2004 and 2003 represented 7.9% and 4.1%, respectively. Research and development expenses for the six months ended October 31, 2004 increased 75.4% to approximately $11.8 million from $6.8 million for the six months ended October 31, 2003. As a percentage of revenues, research and development expenses for the six months ended October 31, 2004 and 2003 represented 6.5% and 5.4%, respectively.

          The increase in research and development expenses of approximately $3.5 million, or 110.5%, for the three months ended October 31, 2004 from the corresponding period in the prior year resulted primarily from a $2.5 million increase in expenses related to new product development to improve our current product line and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

support new product introductions such as our product lines based on the new OmniPixel and Smart Sensor technology, a $0.5 million increase in salary and payroll-related expenses associated with additional personnel and $0.2 million in software expenses. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. The increase in research and development expenses of approximately $5.0 million, or 75.4%, for the six months ended October 31, 2004 from the corresponding period in the prior year resulted primarily from a $3.6 million increase in expenses related to new product development to improve our current product line and support new product introductions, a $0.8 million increase in salary and payroll-related expenses associated with additional personnel and $0.4 million in software expenses. The increase in research and development as a percentage of revenues for the three and six months ended October 31, 2004 was primarily due to the substantial increase in expenses required to support our new product introductions. We anticipate that our research and development expenses will continue to increase in fiscal 2005 as we develop our OmniPixel and Smart Sensor technology.

Selling, General and Administrative

          Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended October 31, 2004 increased 19.4% to approximately $7.1 million from $5.9 million for the three months ended October 31, 2003. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2004 and 2003 represented 8.4% and 7.6%, respectively. Selling, general and administrative expenses for the six months ended October 31, 2004 increased 36.4% to approximately $14.2 million from $10.4 million for the six months ended October 31, 2003. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2004 and 2003 represented 7.7% and 8.3%, respectively.

          The increase in selling, general and administrative expenses of approximately $1.2 million, or 19.4%, for the three months ended October 31, 2004 from the corresponding period in the prior year resulted primarily from a $0.6 million increase in commissions associated with increased revenues, a $0.5 million increase in employment expenses, a $0.3 million increase in legal and accounting expenses, a $0.3 million increase in third party services and a $0.2 million increase in travel expenses, partially offset by a $1.0 million decrease in bad debt expenses. The increase in selling, general and administrative expenses of approximately $3.8 million, or 36.4%, for the six months ended October 31, 2004 from the corresponding period in the prior year resulted primarily from a $1.8 million increase in commissions associated with increased revenues, a $1.1 million increase in legal and accounting expenses, a $0.9 million increase in employment expenses, a $0.6 million increase in third party service expenses and a $0.3 million increase in travel expense, partially offset by a $1.4 million decrease in bad debt expenses. Selling, general and administrative expenses remained relatively stable as a percentage of revenues in the three and six months ended October 31, 2004 as compared to the corresponding period in the prior year. We anticipate that our future selling, general and administrative expenses will increase in absolute dollars due to anticipated securities litigation expenses, compliance with Sarbanes-Oxley regulations and continued expansion of our organization.

Stock-based compensation

          Stock-based compensation consists primarily of stock options issued to consultants in exchange for services. The stock-based compensation expense for the three months ended October 31, 2004 and 2003 was approximately $0.4 million and $0.1 million, respectively. As a percentage of revenues, stock-based compensation expense for the three months ended October 31, 2004 and 2003 represented 0.4% and 0.1%, respectively. Stock-based compensation expense for the six months ended October 31, 2004 and 2003 was approximately $0.6 million and $0.2 million, respectively. As a percentage of revenues, stock-based compensation expense for the six months ended October 31, 2004 and 2003 represented 0.3% and 0.2%, respectively.

Interest Income

          Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market accounts, high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Interest income increased for the three months ended October 31, 2004 from the corresponding period in the prior year to approximately $0.9 million from $0.5 million. Interest

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

income increased for the six months ended October 31, 2004 from the corresponding period in the prior year to approximately $1.6 million from $0.8 million. Increased interest income for the three and six months ended October 31, 2004 resulted from increased investments in interest-bearing accounts resulting from approximately $113.0 million in net proceeds from the issuance of common stock in our follow-on public offering in July 2003 and cash provided by operating activities.

Other Loss

          Other loss for the three and six months ended October 31, 2004 consisted of our portion of the losses recorded by two companies in which we hold a minority interest and which we account for using the equity method, partially offset by $0.1 million in other income. We did not record any other loss in the three and six months ended October 31, 2003.

Provision for Income Taxes

          We generated approximately $24.7 million and $20.9 million in income before income taxes for the three months ended October 31, 2004 and 2003, respectively. We recorded provisions for income taxes for the three months ended October 31, 2004 and 2003 of approximately $6.9 million and $7.1 million, respectively. We recorded provisions for income taxes for the six months ended October 31, 2004 and 2003 of approximately $14.6 million and $10.3 million, respectively. For the three and six months ended October 31, 2004 and 2003, the effective tax rates were 28.0% and 34.0%, respectively. The decrease in the effective tax rate in the three and six months ended October 31, 2004 was due to the anticipated combination of income between domestic and foreign entities for the current fiscal year. We anticipate the effective tax rate for fiscal 2005 will decrease as compared to fiscal 2004 and will be less than the combined federal and state statutory rate for fiscal 2005. Achieving an effective tax rate in fiscal 2005 that is less than the combined federal and state statutory rates is principally contingent upon the proportion of our total pre-tax income generated by foreign affiliates.

Liquidity and Capital Resources

          Principal sources of liquidity at October 31, 2004 consisted of cash, cash equivalents and short-term investments of $281.3 million.

          Our working capital increased by approximately $37.2 million to $309.1 million as of October 31, 2004 from $271.9 million as of April 30, 2004. The increase was primarily attributable to a $33.6 million increase in short-term investments, a $32.5 million increase in cash and cash equivalents and a $2.1 million increase in accounts receivable, net, due to an increase in days of sales outstanding, partially offset by a $15.6 million increase in accrued expenses and other current liabilities, a $14.0 million decrease in inventories and a $5.3 million increase in accounts payable, resulting from inventory purchases at the end of the quarter. The decrease in inventories resulted from our reduction of inventories of established products in anticipation of the launch of our new OmniPixel product line.

          For the six months ended October 31, 2004, net cash provided by operating activities totaled approximately $68.6 million as compared to $17.2 million for the corresponding period in the prior year, primarily due to net income of approximately $37.6 million for the six months ended October 31, 2004, a $15.6 million increase in accrued expenses and other current liabilities, a $14.0 million decrease in inventories and a $5.3 million increase in accounts payable, which were partially offset by a $2.1 million increase in accounts receivable, net, a $3.9 million decrease in deferred income and a $0.9 million increase in prepaid expenses and other assets. The $2.1 million increase in accounts receivable, net, reflects an increase in days of sales outstanding from 48 days as of April 30, 2004 to 61 days as of October 31, 2004. The $14.0 million decrease in inventories was attributable to our reduction of inventories of established products in anticipation of the introduction of our new OmniPixel products. Inventory turns increased to 7.5 as of October 31, 2004 as compared to 6.1 as of April 30, 2004. Accounts payable increased with the increased inventory purchases late in the three months ended October 31, 2004. Accrued liabilities increased primarily due to an increase in our accrued taxes as a consequence of our increase in income before taxes, partially offset by a reduction in our effective tax rate to 28.0% for the six months ended October 31, 2004 from 34.0% for the prior year period. For the six months ended October 31, 2003, net cash provided by operating activities totaled approximately $17.2 million, primarily due to net income of approximately $20.0 million for the six months ended October 31, 2003, a $27.5 million increase in accounts payable, a $3.1 million increase in accrued expenses and

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

          For the six months ended October 31, 2004, our cash used in investing activities increased to approximately $37.8 million from $11.0 million for the corresponding prior year period, due to $33.7 million in net purchases of short-term investments, $1.5 million in purchases of long-term investments, $1.5 million in purchases of intangible property and $1.2 million in purchases of property, plant and equipment. For the six months ended October 31, 2003, our cash used in investing activities totaled approximately $11.0 million due to $6.6 million in purchases of property, plant and equipment, $3.3 million in purchases of short-term and long-term marketable investments and a $1.1 million increase in restricted cash. The $1.2 million and $6.6 million increases in property, plant and equipment in the six months ended October 31, 2004 and 2003, respectively, were due principally to additional investment in buildings, building improvements, machinery and other equipment to support the expanding operations of our subsidiary in China.

          For the six months ended October 31, 2004, net cash provided by financing activities decreased to approximately $1.6 million from $117.2 million for the corresponding period in the prior year and resulted from primarily due to approximately $113.2 million in net proceeds in the six months ended October 31, 2003 resulting from our follow-on public offering of common stock in July 2003. In addition, proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan declined to approximately $1.6 million as compared to $4.0 million for the corresponding period in the prior year.

          In December 2000, we formed a subsidiary to conduct testing operations and other processes associated with the manufacturing of our products in China. A total of $14.7 million of the $30.0 million of the subsidiary’s registered capital, as required by Chinese law, had been funded as of October 31, 2004 from our available working capital. The remaining $15.3 million of registered capital must be funded by January 2005 unless the Chinese government agrees to an extension. We expect to fund the capital commitment to our Chinese subsidiary and to our joint ventures with TSMC and PSC from our available working capital.

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

Contractual Obligations and Commercial Commitments

          The following summarizes our contractual obligations and commercial commitments as of October 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Less than			After
	1 Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations:
Operating leases	$1,924	$2,315	$664	$—	$4,903
Noncancelable orders	69,520	—	—	—	69,520

Total contractual obligations	71,444	2,315	664	—	74,423

Other Commercial Commitments:
Investment in China	15,300	—	—	—	15,300	[1]
Joint Venture with TSMC	—	3,500	—	—	3,500	[2]
Joint Venture with PSC	594	—	—	—	594	[3]

Total commercial commitments	15,894	3,500	—	—	19,394

Total contractual obligations and commercial commitments	$87,338	$5,815	$664	$—	$93,817

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

[1]	Relates to the remaining $15.3 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our image-sensor products. The remaining $15.3 million of registered capital must be funded by January 2005 unless the Chinese government agrees to an extension.

[2]	Pursuant to the Shareholders’ Agreement with TSMC, our share of the capital commitment to VisEra is $23.5 million, which becomes due as VisEra’s business and service capabilities develop over a number of years. Our net cash investment to the joint venture will be approximately $4.5 million, of which $3.5 million remains to be paid. In November 2003, we made a $1.5 million cash investment in this joint venture. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and asset contributions will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we will contribute $12.5 million in cash and assets to VisEra and receive back from VisEra an aggregate cash payment of $17.5 million.

[3]	Pursuant to a joint venture agreement with Powerchip Semiconductor Corporation, or PSC, our share of the capital commitment to the joint venture is approximately $2.1 million. Our cash contributions will be made in two phases. In the first phase, we made an approximately $1.5 million cash investment in this joint venture in May 2004. The first phase concluded prior to the scheduled December 31, 2004 by mutual consent between us and the joint venture company. In the second phase, which commenced immediately following the conclusion of the first phase and continues until the termination of the agreement, we will contribute an additional amount equal to approximately $0.6 million in cash to the joint venture.

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

          In connection with its independent investigation, the Audit Committee together with its special counsel informed the SEC of the matters reviewed during the independent investigation, including the matters relating to the Company’s accounting, its internal accounting controls and the reporting of its financial results. The SEC is conducting an inquiry with respect to these matters. The Company is continuing to cooperate with the SEC.

In connection with the documentation of and testing of our internal controls under Section 404 of the Sarbanes-Oxley Act, there will likely be areas for attention or improvement identified as part of this process.

          In addition to efforts to strengthen our internal controls as a result of the matters identified in connection with the independent investigation and internal review discussed above as well as those identified by our Independent Registered Public Accounting Firm, we are in the process of documenting our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. Both we and our Independent Registered Public Accounting Firm will be testing our internal controls in connection with the requirements of Section 404 and expect that as part of the documentation and testing of our internal controls there could be areas identified for further attention or improvement. We also could identify areas to be addressed where failure to strengthen internal controls could adversely affect our ability to report on our operating results and financial condition accurately or on a timely basis, which could adversely affect our stock price.

We have been named as defendant in certain litigation matters that could have a material adverse impact on our operating results and financial condition.

          We are currently a defendant in ongoing litigation matters as described in Part II, Item 1 – “Legal Proceedings.” We are currently unable to estimate the possible loss or possible range of loss, if any, associated with the resolution of these litigation matters. If we do not prevail in these matters, such failure could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

the results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.

Our success depends on the timely development, introduction, marketing and selling of new CMOS image sensors, which we might not be able to achieve.

          Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. In February 2004, we introduced 1.3 megapixel, 2.0 megapixel and 1/7-inch CMOS image sensors for camera phones and in August 2004, we announced the introduction of our new OmniPixel technology. In September 2004, we introduced in our first small-scale, CMOS image sensor with five megapixels based on our recently launched OmniPixel technology. In November 2004, we demonstrated a prototype of our new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. We also plan to introduce several new image sensor products in calendar 2005. The development, introduction and market acceptance of products such as these are critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:

•	accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for personal computers and other platforms;

•	development of advanced technologies and capabilities;

•	definition, timely completion and introduction of new CMOS image sensors that satisfy customer requirements;

•	development of products that maintain a technological advantage over the products of our competitors, including our advantages with respect to the functionality and pixel capability of our image-sensor products and our proprietary testing processes; and

•	market acceptance of the new products.

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

          The image sensor market is intensely competitive, and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence. If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any inability on our part to compete successfully would also adversely affect our results of operation and impair our financial condition.

          Our image-sensor products face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include CCD image sensor manufacturers such as Matsushita, NEC, Sanyo, Sharp, Sony and Toshiba, as well as established CMOS image sensor manufacturers such as Agilent, Canon,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

ESS, Fujitsu, Hynix, Micron, Mitsubishi Electronic, National Semiconductor, Philips, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, IC Media Corporation, PixArt and Zoran. Competition with these and other companies may force us to reduce our prices. For instance, we have seen increased competition in the 3-megapixel market with resulting pressures on product pricing. Downward pressure on pricing could result in decreased revenues and gross margins, which would adversely affect our profitability.

          We released a 1.3-megapixel and 2.0-megapixel CMOS image sensor, as well as a 1/7-inch low-resolution CMOS image sensor, for camera phone manufacturers in February 2004, and in August 2004, we announced the introduction of our new OmniPixel technology. Our new products compete against CCD image sensors, but we cannot guarantee that existing or new customers will adopt and purchase these new products. We also cannot guarantee the growth of end-user markets that will require these new image sensors. If our enhanced products and technologies do not gain market acceptance, we may not be able to maintain our market share.

          Our competitors may acquire or enter into strategic or commercial agreements or arrangements with foundries or providers of color filter processing, assembly or packaging services. These strategic arrangements between our competitors and third party service providers could involve preferential or exclusive arrangements for our competitors. As a result, these strategic alliances could impair our ability to secure sufficient capacity from foundries and service providers to meet our demand for wafer manufacturing, color filter processing, assembly or packaging services, adversely affecting our ability to meet customer demand for our products. In addition, competitors may enter into exclusive relationships with distributors, which could reduce available distribution channels for our products and impair our ability to sell our products and grow our business. Further, some of our customers may also be developers of image sensors, and this could potentially adversely affect our results of operations, business and prospects.

Declines in our average sales prices may result in declines in our revenues and gross margin.

          We have experienced and expect to continue to experience pressure to reduce the sales prices of our products, and our average sales prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase as well. We expect that the average sales prices for many of our products will continue to decline over time. Declines in our average sales prices could result in reduced revenues unless we can increase unit sales to offset these price declines. Unless we can reduce costs to compensate, reductions in our selling prices will cause a decline in our gross margin and could materially and adversely affect our operating results and impair our financial condition. We have and intend to continue to increase our research and development expenses in an attempt to accelerate the development of our next generation of image sensor products in fiscal 2005. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average sales prices, our financial results could be adversely affected.

If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

          Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments, and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions about forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operation and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our image-sensor products for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly canceled its purchase orders. Recently, our customers have increasingly pushed to have us fill orders quickly. This results in a smaller backlog of orders and requires us to more accurately predict customer demand because we have to make commitments to have products manufactured before we receive firm purchase orders from our customers. If we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we are gradually ramping down production of established products. With our 100-day production cycle, it will be extremely difficult to predict precisely how many units of established products we will need. It will also be difficult to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

accurately predict the speed of the ramp of new products and the impact on inventory levels presented by the shorter life cycles of newer products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the digital camera market the product life cycle of image sensors appears to be three years or less. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

Historically, our revenues have been dependent upon a few key customers, the loss of one or more of which could significantly reduce our revenues.

          Historically, a relatively small number of original equipment manufacturers, or OEMs, value added resellers, or VARs, and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for the period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the six months ended October 31, 2004, two OEMs, Foundate and Nam Tai, accounted for approximately 20% and 11% of our revenues, respectively. In fiscal 2004, our only distributor customer that accounted for more than 10% of our revenues was World Peace which accounted for approximately 10.2% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

Failure to obtain design wins could cause our market share and revenues to decline and could impair our ability to grow our business.

          Our future success is dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by those manufacturers to design our products into their systems, we must define and deliver cost effective and innovative semiconductor solutions. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier. Accordingly, if we fail to achieve design wins with key camera device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

Sales of our image-sensor products for camera phones have accounted for an increasing portion of our revenues from digital applications on an annual basis, and any decline in sales to the camera phone market or failure for this market to continue to grow as expected could adversely affect our results of operations.

          Sales to the camera phone market have accounted for an increasing portion of our revenues from digital applications. Although we can only estimate the percentages of our products that are used in the camera phone market due to the significant amount of our image-sensor products that are sold through distributors and value added resellers, we believe that the camera phone market accounted for approximately 45% of our revenue in fiscal 2004 and approximately 75% of our revenue in the six months ended October 31, 2004. Our sales to the camera phone market increased in the six months ended October 31, 2004 due to a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality on handsets. We expect that revenues from sales of our image-sensor products to the camera phone market will continue to account for a significant portion of our revenues during the remainder of fiscal 2005. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our results of operations. The

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

digital image sensor market for camera phones is extremely competitive, and we expect to face increased competition in this market in the future. If we fail to continue to receive design wins with key camera phone manufacturers, our market share or revenues could decrease. In addition, camera phone manufacturers typically purchase digital image sensors through distributors, and we do not have contracts with any distributors that obligate them to sell our products. Such distributors may also sell products of our competitors. We may not be able to successfully increase or maintain the rate of sales of our image-sensor products for camera phones through distributors in the future. The image sensor market for camera phones is also subject to frequent technology change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive costs. If we fail to do this, our results of operation, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If sales to the digital still camera market continues to decline and sales to the camera phone market do not increase, our results of operation, business and prospects would be materially adversely affected.

Problems with wafer manufacturing yields could result in higher operating costs and could impair our ability to meet customer demand for our products.

          If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both our design technology and the particular foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures in new or existing products. Unlike many other semiconductor products, optical products can be effectively test only when they are complete. Accordingly we perform a final test of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields are exacerbated because we rely on third party offshore foundries for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. Any of these potential problems with wafer manufacturing yields could result in a reduction in our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business.

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

          We do not have long-term supply agreements with any other foundries. As a result, we have to secure manufacturing availability on a purchase order basis. These other foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. In general, our reliance on third party foundries involves a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply;

•	unavailability of, or delayed access to, next generation or key process technologies; and

•	financial difficulties or disruptions in the operations of third party foundries due to causes beyond our control.

          If TSMC or any of our other foundries were unable to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, and in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also be developers of image sensor products. If one or more of our other foundries were to decide not to fabricate our interface chips for competitive or other reasons, we would have to identify and qualify other sources for these products.

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

          In addition, if competition for color filter processing or packaging capacity increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of third party service providers to provide color filter processing services subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our costs of manufacturing, assembling or testing our products, which would adversely affect our operating results.

We depend on the increased acceptance of CMOS technology for mass-market image sensor applications, and any delay in the acceptance of this technology could adversely affect our ability to grow our business and increase our revenues.

          Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for digital still and video cameras, cell phones, personal digital assistants, personal computers, toys and games, including interactive video games, and commercial and home security and surveillance applications. Our ability to sustain and grow our business also depends on the emergence of new markets for our products such as cameras for automotive applications, personal identification systems, medical imaging devices and embedded applications for personal computers. If these current and new markets do not grow and develop as anticipated, we may be unable to sustain or grow the sales of our products.

          Although CMOS technology has been available for over 30 years, CMOS technology has been used in image sensors only relatively recently. Along with the other risk factors described in this section, the following are examples of factors that may delay the adoption of the CMOS fabrication process and our single chip technology for mass market image sensor applications:

•	the failure of the emergence of a universal platform for imaging solutions for computers and the Internet;

•	improvements in or price reductions for CCD image sensors, which could slow the adoption of CMOS image sensors in markets already dominated by CCD image sensors or prevent or delay the adoption of CMOS image sensors in emerging markets;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	the failure of manufacturers that have been using CCD products to adopt our CMOS image-sensor products; and

•	the failure to develop easy to use and affordable products using CMOS image sensors.

          The occurrence of any of these or other factors could adversely affect our ability to sustain and grow our business and increase our revenues and earnings.

          In addition, the market price of our common stock may be adversely affected if certain of these new markets do not emerge or develop as expected, such as the markets for image sensor products in automobiles and personal identification systems. Securities analysts may have already factored revenue from such new markets into their future estimates of our financial performance and any failure of such markets to develop as expected by such security analysts may adversely affect the trading price of our common stock.

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

          Many of the products using our image sensors, such as digital still cameras, cell phone cameras, personal computer cameras and cameras for toys and games, are consumer electronics goods. These mass market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. As a result, we are also increasingly experiencing fluctuations in our quarterly sales. These seasonal demand patterns could, in turn, cause our results of operations to fluctuate from period to period. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Partly due to the seasonality of the digital still camera market, Our estimated sales to the digital still camera market reflected an increase in the three months ended October 31, 2004 as a result, in part, of the introduction of a new 3-megapixel chip based on our recently announced OmniPixel technology. If we fail to predict accurately and respond appropriately to this consumer demand on a timely basis to meet seasonal fluctuations, or if there is any disruption of consumer buying habits during these key periods, our business and operating results would be harmed.

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

          In December 2000, we established a Chinese subsidiary as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products. We have relocated a substantial portion of our automated image testing equipment from the United States to China. We

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

completed the majority of this transition by the end of fiscal 2004 and anticipate that we will complete the remainder of this transition prior to the end of calendar 2004. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China. However, there are significant administrative, legal and governmental risks to operating in China that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. Consequently, we may never achieve the anticipated cost savings from the transition of testing operations to China. If our operations in China do not result in offsetting gains in the form of operating cost reductions, whether because of risks and difficulties entailed by foreign operations or for any other reasons, our business and financial condition could be adversely affected. The substantial risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

          We must meet certain minimal capital requirements applicable to our Chinese subsidiary and our joint venture with TSMC. Our Chinese subsidiary has $30.0 million in registered capital, $14.7 million of which had been funded as of October 31, 2004. The remaining $15.3 million must be funded by January 2005 unless this funding requirement is postponed with the consent of the Chinese authorities. In addition, we must meet certain financial requirements with regard to VisEra, our joint venture with TSMC. We have committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our share of this capital commitment to VisEra is $23.5 million and becomes due in stages as VisEra’s business and service capabilities develop over a number of years. Our net cash investment in the joint venture will be approximately $4.5 million. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and net asset contributions to VisEra will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and grant a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we will

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

          We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003 we completed an investment in a chip-scale packaging service company, and in June 2003 we completed an investment in another packaging service company. In addition, we entered into an agreement with TSMC in October 2003 to form a joint venture in Taiwan, which will provide manufacturing services and automated final testing services. In May 2004, we entered into an agreement with PSC under which a joint venture was established as a company incorporated under the laws of Taiwan. We will contribute up to $2.1 million in exchange for an ownership percentage of approximately 49%. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products. Our investment in these companies may negatively impact our operating results, as we are required to recognize our portion of the loss recorded by each of these companies. In the six months ended October 31, 2004, we recognized a loss of approximately $0.8 million as our portion of the losses recorded by two companies in which we had invested and which we have accounted for using the equity method. We expect to continue to utilize partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits expected as a result of these alliances. For instance, we may not be able to receive acceptable quality and/or wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers. We also may be required to account for some of these investments under the equity method or to consolidate them into our operating results. Under such circumstances, losses that such companies incur could also adversely affect our operating results. Several of these companies are at a relatively early stage of development and consequently they may continue to incur losses on a quarterly and annual basis for an extended period.

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

          In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past, are currently, and may in the future be subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. See “Legal Proceedings”. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In one case we paid $3.5 million to settle a litigation matter. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation against us could also force us to take actions such as:

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

          In addition, from time to time our inventory and accounts receivables, net, have increased quarter-to-quarter and, at times, an increase in our day’s sales outstanding have increased, primarily as a result of our revenue growth in fiscal 2003 and fiscal 2004. Our failure to effectively manage our inventory levels could either result in excess

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

          In common with all multi-national companies, we are subject to tax in multiple jurisdictions. The tax authorities in any given jurisdiction may seek to increase the taxes being collected by, for example, asserting that we transfer prices we charge between related entities are either too high or too low depending on which side of the transaction they are looking at. Although we believe we have provided sufficient taxes in prior periods, in some cases, adjustments that could be proposed could result in liabilities in excess of such provisions.

Our sales through distributors increase the complexity of our business, which may increase our operating costs and may reduce our ability to forecast revenues.

          During fiscal 2004, approximately 25% of our sales were made through distributors. For the six months ended October 31, 2004, approximately 19% of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

          Sales outside of the United States accounted for approximately 99% of our revenues for both fiscal 2004 and for the six months ended October 31, 2004. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

•	longer payment cycles;

•	the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

•	decreased visibility as to future demand;

•	difficulties in accounts receivable collections; and

•	burdens of complying with a wide variety of foreign laws and labor practices.

          Sales of our products have been denominated to date exclusively in U.S. dollars. Over the last several years, the US dollar has weakened against most other currencies. Future increases in the value of the U.S. dollar, if any, would increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. A portion of our international revenues may be denominated in foreign currencies in the future, which would subject us to risks associated with fluctuations in those foreign currencies.

Our lengthy manufacturing, packaging and assembly cycle, in addition to our customers’ design cycle, may result in uncertainty and delays in generating revenues.

          The production of our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting 14 to 16 weeks or more. Additional time may pass before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenue, if any, from these expenditures. This delay makes it more difficult to forecast customer demand, which adds uncertainty to the manufacturing planning process and could adversely affect our operating results. In addition, the product life cycle for certain or our image-sensor products designed for use in certain applications can be relatively short. If we fail to appropriately time the manufacturing, packaging and assembly process, our products may become obsolete before they can be incorporated into our customers’ products and we may never realize a return on investment for the expenditures we incur in producing these products.

The assembly and packaging of our image sensors into camera modules further complicates and reduces our ability to control the manufacturing process, and may decrease our gross margins.

          Some of our camera manufacturer customers request that we deliver our image-sensor products in the more finished form of camera modules. This increases the complexity of the overall manufacturing process and, as a result, may result in decreased yields. We have engaged third party contract manufacturers to assemble and package our image sensors into camera modules, requiring us to manage service provider relationships that have not historically been a part of our business. If these third party contract manufacturers are unable to provide timely, reliable and high quality assembly and packaging services, we could experience product shortages and be unable to fill customer orders, resulting in loss of revenues, damage to our reputation and an adverse effect on our ability to retain existing customers and attract new customers. In addition, several of these third party contract manufacturers also sell camera modules directly to third parties. Any of these third party contract manufacturers may decide to reduce or terminate their relationship with us, which could create product shortages for us and result in a loss of revenues and damage to our customer relationships. Moreover, we must purchase and hold in our inventory products that are not related to our semiconductor business in order to deliver our image sensors in a more finished form, which adds complexity to the overall manufacturing process and increases inventory risks. The gross margin percentage we realize on modules has been lower than the gross margin percentage we have achieved historically on our image-sensor products, and we expect this to continue. In addition, if we are unable to realize a premium in the sales price for camera modules compared to our image-sensor products, our profitability would be adversely affected.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We may be unable to maintain our recent levels of profitability.

          We have a limited history of profitability and may be unable to sustain our recent levels of profitability. If we fail to sustain or increase our levels of profitability, our financial condition may be materially and adversely affected, and the trading price of our common stock may decline. Since our inception in 1995, we have achieved profitability on an annual basis in only three fiscal years: fiscal 2000, fiscal 2003 and fiscal 2004. In fiscal 2001 we incurred a net loss of $11.6 million and in fiscal 2002 we incurred a net loss of $1.3 million. In fiscal 2000, fiscal 2003 and fiscal 2004, we recorded net income of $3.4 million, $15.3 million and $58.7 million, respectively. For the six months ended October 31, 2004, we recorded net income of $37.6 million. In the future, we expect to incur significant expenses, including expenses related to our research and development efforts, our operations in China and capital commitments to our Chinese subsidiary and our joint venture with TSMC, which could impair our ability to sustain profitability. In addition, we plan to hire additional personnel throughout various departments of our company, and we expect our selling, general and administrative and other expenses to increase. If we fail to attract qualified personnel with relevant experience, our ability to meet competitive challenges and create new products and technology to meet the demands of our customers will be adversely affected. Other risks associated with our business described elsewhere in this section could also affect our ability to sustain profitability, including the possibility that the end-markets for our products may not grow at the same rate as they did in fiscal 2003 and fiscal 2004. If our revenues do not increase or if we cannot effectively control our expenses, we may be unable to sustain profitability at levels consistent with our financial performance in fiscal 2004, if at all.

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

          The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management, in particular, Shaw Hong, our President and Chief Executive Officer, Raymond Wu, our Executive Vice President, Peter V. Leigh, our Vice President of Finance and Chief Financial Officer and certain other key technical personnel. None of our senior management is bound by an employment or non-competition agreement. We do not maintain key man life insurance on any of our employees.

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

We need to upgrade our enterprise resource planning system.

          As our business grows, we have to expand and upgrade our enterprise resource planning, or ERP, system which is critical to the accounting and financial functions of our company. Our ERP system imposes certain financial and various other demands due to the cost of implementation. The ERP system also imposes certain risks inherent in the conversion to a new computer system, including disruption to our accounting controls and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and could materially adversely affect our operating results and impact our ability to manage our business. At some point, we may outgrow our existing ERP system and need to transition our systems to a new platform. Such a transition would be time consuming and costly, and requires management resources in excess of those we currently have.

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

          The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002, the trading price of our common stock has ranged from a high of $33.46 per share to a low of $1.18 per share. The closing sales price of our common stock on November 8, 2004 was $18.50. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Recent Accounting Pronouncements

          The Financial Accounting Standards Board (“FASB”) has issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

          FAS No. 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and International Accounting Standard No. 2, “Inventories”, or IAS 2, are both based on the principle that the primary basis of accounting for inventory is cost. Both of these accounting standards also require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of essentially similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally.

          The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. We do not expect the adoption of FAS No. 151 to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

          We sell our products globally, in particular, to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.

          All of our transactions with our vendors and customers are carried out in U.S. dollars. The only expenses the Company incurs in currencies other than U.S. dollars are certain costs affecting gross profits, selling, general and administrative and research and development expenses, which are primarily incurred in China, where the renminbi, or RMB, is the local currency, and in Taiwan, where the New Taiwan Dollar, or NTD, is the local currency. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. Taiwan does not currently benchmark the NTD exchange ratio against the U.S. dollar. These certain expenses that are denominated in currencies other than U.S. dollars have not historically been a material percentage of our revenues.

          We do not believe that our foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar. Moreover, given that the only expenses that we incur in denominations other than U.S. dollars are certain immaterial costs affecting gross profits, selling, general and administrative and research and development expenses, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures.

          We restated our financial results for the quarters ended July 31, 2003, October 31, 2003 and January 31, 2004 to reflect adjustments to our previously reported financial information on Form 10-Q. The restatements arose out of an internal review which was initiated in response to issues raised by an employee. We notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

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

          Partly in connection with the restatement of our financial statements for the first, second and third quarters for fiscal 2004, our Independent Registered Public Accounting Firm has identified material weaknesses in our internal controls and procedures relating to errors in our recognition of revenue resulting from failure to review distributor reports and from incorrectly applying revenue recognition policies in accordance with title transfer, risk of loss and related shipping terms. Our Independent Registered Public Accounting Firm also noted a material weakness related to our need to increase our financial reporting and accounting staffing levels to ensure that we can meet our financial reporting obligations given the significant growth in our business in recent periods. In addition, our Independent Registered Public Accounting Firm reported additional observations and recommendations with respect to our financial reporting and internal controls. Correcting the identified material weaknesses and addressing the other issues identified by our Independent Registered Public Accounting Firm, responding to the findings of the internal review and the independent investigation and continuously strengthening our internal controls and financial reporting capabilities are amongst of our highest priorities. We have adopted and implemented measures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported accurately, and we continue to adopt and implement, several measures in connection with our ongoing efforts to improve our control processes and corporate governance in response to the issues identified in the internal review, independent investigation and the report of our Independent Registered Public Accounting Firm. Measures taken to date include the following:

•	Working in cooperation with the distributor who did not report resales of our image-sensor products on a timely basis to receive sell-through data from such distributor for each full quarterly period.

•	Additional training of our financial reporting and accounting staff to be particularly attentive to reviewing distributor reports to prevent revenue recognition errors from occurring.

          Measures we are continuing to implement include the following:

•	Additional training of our marketing and our financial reporting and accounting staff as to be particularly attentive to the terms of purchase orders, including matters related to title transfer, risk of loss and related shipping terms, to prevent revenue recognition errors from occurring.

•	Augmenting our internal control and financial reporting staff, both domestically and abroad, to help ensure that we can adequately meet our financial reporting responsibilities as our business continues to grow.

•	Improving and standardizing our internal processes, and taking additional steps to ensure that all transactions follow the relevant process.

•	Improving our IT infrastructure on an enterprise-wide basis.

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

          (b) Changes in Internal Controls.

          Other than as noted above, there have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          We are continuing to implement enhancements to our enterprise resource planning system. We believe that we have adequate backup procedures and systems in place such that the process of implementing this enterprise resource planning system will not materially adversely affect our internal controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

          On October 11, 2002, we filed a complaint against IC Media Corporation in Superior Court of California, Santa Clara County (Case No. CV 811866). In our complaint, we alleged misappropriation of trade secrets, unfair competition and other business torts, and sought damages and injunctive relief. IC Media Corporation answered the complaint by denying the allegations and raising various defenses. In accordance with the Alternative Dispute Resolution practices of the Court, this matter was submitted for mediation on April 1, 2004, and a settlement agreement was ultimately executed on May 7, 2004. The settlement, whose terms are confidential, resulted in dismissal of the lawsuit in October 2004. The settlement did not have a significant impact on our financial condition, results of operations or cash flows.

          On July 14, 2003, Sunex, Inc., or Sunex, filed a complaint against us in San Diego County Superior Court. Sunex was a supplier of optical lenses and lens holders for one of our cell phone products. Under its complaint, Sunex sought to recover approximately $1.8 million plus interest and attorney’s fees. Sunex’s complaint related to parts delivered by Sunex to us in the fiscal quarters ended January 31, 2003 and April 30, 2003 and our cancellation in that quarter of additional purchase orders we had previously placed with Sunex. In October 2003, the Superior Court granted Sunex’s request for a prejudgment writ of attachment. The parties stipulated to the filing of a bond in lieu of an attachment, which we posted with the Superior Court in the approximate amount of $1.1 million. In September 2004, we settled our cross-complaint against Sunex, Inc. for the payment of approximately $0.1 million by Sunex to the Company. In November 2004, we settled the complaint filed by Sunex for the payment of approximately $0.9 million by us to Sunex. The settlement of the complaint and cross-complaint completely and fully resolved any and all claims related to the above matters by Sunex and us in their entirety. The settlement did not have a significant impact on our financial condition, results of operations or cash flows.

          On June 10, 2004, the first of several putative class actions filed against us and certain of our present and former directors and officers in federal court on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. We believe that these lawsuits are without merit and intend to defend the cases vigorously.

          Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court was captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court was captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). The complaints generally sought unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. These complaints appeared to be based upon the same allegations contained in the securities class actions. We were named solely as a nominal defendant against whom no monetary recovery was sought.

          In state court, following orders requiring plaintiffs to furnish security for their derivative actions plaintiffs filed voluntary dismissals. In federal court, defendants’ motion to dismiss the federal derivative complaints were granted with thirty days’ leave to amend. Plaintiffs in the federal action did not file amended complaints within the time required by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our annual meeting of stockholders was held at our corporate headquarters at 1341 Orleans Drive, Sunnyvale, California on September 28, 2004 at 10:00 a.m. local time. The results of the matters voted upon were as follows:

1.	To elect two Class I directors to serve until the expiration of their three year term or until their successors are duly elected and qualified.

	Vote
	For	Withheld
Shaw Hong	50,399,033	204,692
Edward C.V. Winn	50,056,638	547,087

          The term of office of directors Joseph Jeng, Dwight Steffensen, Andrew Wang and Raymond Wu continued after the Annual Meeting.

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2005.

For	Against	Abstained
49,734,248	797,033	72,444

ITEM 5. OTHER INFORMATION

          In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to discuss the non-audit services approved by our audit committee to be performed by PricewaterhouseCoopers LLP, or PWC, our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of PWC for non-audit services in the three months ended October 31, 2004, including the performance of certain tax-related services.

ITEM 6. EXHIBITS

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
Dated: December 10, 2004
	By:	/s/ Shaw Hong

Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: December 10, 2004
	By:	/s/ Peter V. Leigh

Peter V. Leigh
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