Form 10-Q
period 2005-01-31
OMNIVISION TECHNOLOGIES INC
filed 2005-03-14
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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
Yes ☑ No ☐

     At March 11, 2005, 56,880,339 shares of common stock of the Registrant were outstanding.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share data)
(unaudited)

	January 31,	April 30,
	2005	2004*
ASSETS

Current assets:
Cash and cash equivalents	$214,761	$124,653
Restricted cash	—	1,072
Short-term investments	99,803	90,558
Accounts receivable, net	52,744	53,513
Inventories	66,864	38,802
Refundable and deferred income taxes	6,385	6,518
Prepaid expenses and other assets	2,852	2,626

Total current assets	443,409	317,742

Property, plant and equipment, net	19,747	20,622
Long-term investments	8,433	7,110
Other non-current assets	2,623	362

Total assets	$474,212	$345,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$68,986	$25,923
Accrued expenses and other current liabilities	11,110	9,805
Accrued income taxes payable	22,827	1,295
Deferred income	7,332	8,800

Total current liabilities	110,255	45,823

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,788,128 and 56,212,119 shares issued and outstanding at January 31, 2005 and April 30, 2004, respectively	57	56
Additional paid-in capital	254,610	249,405
Deferred compensation related to stock options	—	(20)
Accumulated other comprehensive loss	(15)	(4)
Retained earnings	109,305	50,576

Total stockholders’ equity	363,957	300,013

Total liabilities and stockholders’ equity	$474,212	$345,836

*	Certain amounts from prior periods have been reclassified to conform to current period presentation.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004*	2005	2004*
Revenues	$101,833	$93,613	$285,076	$218,450
Cost of revenues (1)	60,370	56,668	165,651	134,553

Gross profit	41,463	36,945	119,425	83,897

Operating expenses:
Research and development	6,316	4,065	18,160	10,818
Selling, general and administrative	6,779	5,509	20,953	15,903
Stock-based compensation (2)	321	810	876	1,006

Total operating expenses	13,416	10,384	39,989	27,727

Income from operations	28,047	26,561	79,436	56,170
Interest income	1,190	511	2,749	1,281
Other income (loss), net	44	—	(617)	—

Income before income taxes	29,281	27,072	81,568	57,451
Provision for income taxes	8,198	9,204	22,839	19,533

Net income	$21,083	$17,868	$58,729	$37,918

Net income per share:
Basic	$0.37	$0.33	$1.04	$0.73

Diluted	$0.33	$0.29	$0.94	$0.64

Shares used in computing net income per share:
Basic	56,710	54,652	56,501	51,877

Diluted	63,457	60,850	62,556	58,835

(1) Stock-based compensation included in cost of revenues	$—	$1	$—	$3

(2) Stock-based compensation by functional area:
Research and development	$—	$13	$9	$55
Selling, general and administrative	321	797	867	951

	$321	$810	$876	$1,006

*	As restated in the Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2004.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 31,
	2005	2004*
Cash flows from operating activities:
Net income	$58,729	$37,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,294	1,200
Stock-based compensation	876	1,009
Tax benefits from stock option exercises	1,055	8,651
Equity investment loss, net	755	—
Changes in assets and liabilities:
Accounts receivable, net	769	(23,500)
Inventories	(28,062)	(27,570)
Refundable and deferred income taxes	133	1,204
Prepaid expenses and other assets	(1,159)	(511)
Accounts payable	43,061	27,378
Accrued expenses and other current liabilities	1,302	(3,552)
Accrued income taxes payable	21,532	3,520
Deferred income	(1,468)	3,475

Net cash provided by operating activities	99,817	29,222

Cash flows from investing activities:
Restricted cash	1,072	(1,071)
Purchases of short-term investments	(104,467)	(145,204)
Proceeds from sale or maturities of short-term investments	95,179	88,046
Purchases of property, plant and equipment	(1,346)	(8,034)
Purchases of long-term investments	(2,078)	(4,265)
Purchases of intangible property	(1,460)	—

Net cash used in investing activities	(13,100)	(70,528)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	113,173
Proceeds from exercise of stock options	3,295	7,467

Net cash provided by financing activities	3,295	120,640

Effect of foreign currency translation gain on cash and cash equivalents	96	—

Net increase in cash and cash equivalents	90,108	79,334
Cash and cash equivalents at beginning of period	124,653	39,288

Cash and cash equivalents at end of period	$214,761	$118,622

Supplemental cash flow information:
Taxes paid	$250	$13,810

*	As restated in the Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2004.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

Note 1 — Basis of Presentation

  Overview

     The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2005 and April 30, 2004 and for the three and nine months ended January 31, 2005 and 2004 have been prepared by OmniVision Technologies, Inc. and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2004 are derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as amended (the “Form 10-K”).

     The results of operations for the three and nine months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005 or any other future period.

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

  Restatement of Previous Quarterly Financial Statements

     In June 2004, the Company announced that it was restating its financial results for its quarters ended July 31, 2003, October 31, 2003 and January 31, 2004. The Company filed restated financial statements for such periods with the SEC in July 2004.

     The restatements arose out of an internal review which was initiated in response to issues raised by an employee. The management of the Company notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales as detailed below. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

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

  Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation. At January 31, 2005, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of January 31, 2005 and for all prior periods. As of January 31, 2005 and April 30, 2004, the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

Company held approximately $42.9 million and $73.4 million, respectively, of these auction rate securities. These reclassifications had no impact on the results of operations of the Company. The following table summarizes the balances as previously reported and as reclassified as of the period ending dates for each of the past seven quarters (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Three months ended:
April 30, 2003	$50,438	$39,288	$10,224	$21,374
July 31, 2003	$164,898	$124,998	$15,997	$55,897
October 31, 2003	$173,796	$110,996	$11,548	$74,348
January 31, 2004	$190,622	$118,622	$6,532	$78,532
April 30, 2004	$198,053	$124,653	$17,158	$90,558
July 31, 2004	$194,087	$159,487	$53,655	$88,255
October 31, 2004	$230,569	$196,019	$50,759	$85,309

     As a result of these changes, the Company reclassified the following line items in the Statements of Cash Flows for the nine months ended January 31, 2004 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Nine months ended January 31, 2004:
Purchases of short-term investments	$(17,329)	$(89,329)
Net increase in cash and cash equivalents.	$140,184	$68,184
Cash and cash equivalents at end of period	$190,622	$118,622

Note 2 — Summary of Significant Accounting Policies

  Revenue Recognition

     For shipments to original equipment manufacturers (“OEMs”), value added resellers (“VARs”) and distributors without agreements that allow for returns or credits, the Company recognizes revenue using the “sell-in” method. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. The Company provides for future returns based on historical experience at the time revenue is recognized. “Sell-in” sales represented approximately 79.6% and 80.8% of revenues for the three and nine months ended January 31, 2005, respectively.

     For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the “sell-through” method under which revenue is deferred until the distributor actually resells the product to the end-user customer and the Company is notified in writing by the distributor of such sale. “Sell-through” sales represented approximately 20.4% and 19.2% of revenues for the three and nine months ended January 31, 2005, respectively. The amount billed to these distributors less the cost of inventory shipped to but not yet sold by the distributors is shown on the balance sheets as deferred income.

     In addition, the Company recognizes revenue from the provision of engineering assistance to a limited number of its customers. The Company recognizes the associated revenue only upon the completion of and acceptance by the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

customer of the services performed. The revenue is based on a fixed fee which is agreed upon prior to initiation of the engineering assistance. Historically, revenue generated from such arrangements has been immaterial.

  Restricted Cash

     Restricted cash represents cash that was set aside as a result of court proceedings in which the parties stipulated to the filing of a bond that the Company posted with the San Diego County Superior Court. In November 2004, the parties settled the dispute. (See Note 8.)

  Short-Term Investments

     The Company’s short-term investments, which are classified as trading securities, are invested in high-grade corporate securities and government bonds maturing in twelve months or less from the date of purchase. These investments are reported at fair value at January 31, 2005 and April 30, 2004. Unrealized gains or losses are recorded in stockholders’ equity and included in other comprehensive income (losses). Unrealized gains and losses were not significant during any period presented. Declines in value judged to be other than temporary, of which there were none in the periods presented, would be recorded in operations as incurred.

  Intangible Assets

     In October 2004, the Company purchased certain intellectual property rights that have been recorded in Other non-current assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recognizes as expense the cost of such acquired intellectual property rights which are amortized over a period of up to five years.

  Research and Development

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the Company recognizes the associated costs of the internal development of these intellectual property rights, including patent, copyright, trademark and trade secrets as expense when incurred.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

  Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the Financial Accounting Standards Board (“FASB”) Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123” (“SFAS 148”). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Deferred stock-based compensation is then amortized over the vesting period of the option on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. SFAS 123 describes a “fair value” based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee grants compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net income, as reported	$21,083	$17,868	$58,729	$37,918
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	486	14	544
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	6,499	4,671	18,477	12,367

As adjusted net income	$14,584	$13,683	$40,266	$26,095

Net income per share – Basic:
As reported	$0.37	$0.33	$1.04	$0.73

As adjusted	$0.26	$0.25	$0.71	$0.50

Net income per share – Diluted:
As reported	$0.33	$0.29	$0.94	$0.64

As adjusted	$0.26	$0.24	$0.71	$0.49

Shares used in computing net income per share – Basic:
As reported	56,710	54,652	56,501	51,877

As adjusted	56,710	54,652	56,501	51,877

Shares used in computing net income per share – Diluted:
As reported	63,457	60,850	62,556	58,835

As adjusted	56,710	58,024	56,552	53,087

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
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

the Black-Scholes option pricing model. The amount of compensation expense for certain stock option awards issued to consultants for services is accounted for using the variable accounting method.

  Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 provides that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges and not included in overhead regardless of whether they meet the criterion of “so abnormal.” Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on the normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of adopting SFAS 151 and expects the impact upon adoption in the third fiscal quarter of 2006 will not have a material impact on its consolidated financial position and results of operations.

     On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. See Notes 2 and 7 for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The Company is currently assessing the impact of adopting SFAS 123(R) and expects the impact upon adoption in the first quarter of fiscal 2006 to have a material impact on its consolidated financial position and results of operations.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

Note 3 — Balance Sheet Accounts (in Thousands)

	January 31,	April 30,
	2005	2004
Cash and cash equivalents:
Cash	$14,194	$3,081
Money market funds	189,396	100,491
Commercial paper	11,171	21,081

	$214,761	$124,653

Accounts receivable:
Accounts receivable	$59,135	$58,594
Less: Allowance for doubtful accounts	(1,500)	(1,780)
Sales returns reserve	(4,891)	(3,301)

	$52,744	$53,513

Inventories:
Work in progress	$46,081	$7,555
Finished goods	20,783	31,247

	$66,864	$38,802

Prepaid expenses and other assets:
Prepaid expenses	$2,401	$742
Other receivables	451	1,884

	$2,852	$2,626

Property, plant and equipment, net:
Building and land use right	$6,157	$6,157
Building improvements	1,875	1,869
Machinery and equipment	16,404	12,108
Furniture and fixtures	233	224
Software	1,486	1,194
Construction in progress	1,161	4,418

	27,316	25,970
Less: Accumulated depreciation and amortization	(7,569)	(5,348)

	$19,747	$20,622

Accrued expenses and other current liabilities:
Employee compensation	$2,269	$2,303
Other	8,841	7,502

	$11,110	$9,805

Note 4 — Long-term Investments

     In April 2003, in order to enhance its access to chip-scale packaging services that were in short supply, the Company purchased approximately 11% of the then outstanding common stock of XinTec, Inc. (“XinTec”), a privately held company based in Taiwan for a total of $2.8 million in cash. During fiscal 2004, XinTec became a public company traded on the Emerging Market in Taiwan, and the Company’s equity interest has declined to approximately 8% due to the additional rounds of financing obtained by XinTec. The balance of XinTec’s equity is held by unrelated third parties. The Company’s purchases from XinTec are at arms’ length, and the Company does not have the ability to exercise significant influence over XinTec’s operating and financial policies. As a result, the Company accounts for its interest in XinTec using the cost method.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

     In June 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of Impac Technology Co., Ltd. (“Impac”), a privately held company also based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in Impac. The balance of Impac’s equity is owned by unrelated third parties. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by Impac. The Company does not have the ability to exercise significant influence over Impac’s operations and financial policies. The Company’s purchases from Impac are at arms’ length and the Company accounts for this investment using the equity method. For the three and nine months ended January 31, 2005, respectively, the Company recorded an equity loss of $0.1 million and $0.7 million for its portion of the net loss of Impac.

     In October 2003, the Company entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purpose of providing manufacturing services and automated final testing services. The Company and TSMC both have equal interests in VisEra. Pursuant to the Shareholders’ Agreement with TSMC, the Company’s share of the capital commitment to VisEra is $23.5 million, which becomes due in stages as VisEra’s business and service capabilities develop over a number of years. The Company’s net cash investment to the joint venture will be approximately $4.5 million, of which $3.5 million remains to be paid. The Company will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by the Company or to be purchased with funds for existing commercial commitments. The Company’s cash and asset contributions will be made in three phases. In the first phase, the Company contributed $1.5 million in cash to VisEra and granted VisEra a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In the second phase, the Company will contribute $9.5 million in cash to VisEra together with a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In the third phase, the Company will contribute $12.5 million in cash to VisEra and VisEra will purchase certain assets from the Company for an aggregate cash payment of $17.5 million. The Company accounts for this investment using the equity method. For the three and nine months ended January 31, 2005, respectively, the Company recorded equity income of $0.1 million and $0.2 million for its portion of the net income of VisEra.

     In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) to establish a joint venture in Taiwan. The purpose of the joint venture, which is called Silicon Optronics, Inc. (“SOI”), is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. In connection with the joint venture, the Company has agreed to enter into a licensing agreement with SOI. The Company has contributed approximately $2.1 million to SOI in exchange for an ownership percentage of approximately 49%. The Company accounts for this investment using the equity method. For the three and nine months ended January 31, 2005, respectively, the Company recorded an equity loss of $0.1 million and $0.3 million for its portion of the net loss of SOI.

     Subsequent to January 31, 2005, the Company and PSC reached a preliminary oral agreement pursuant to which the Company will nominate three out of SOI’s five directors. Upon final agreement and receipt of the necessary Taiwan government approval, the Company will be required to consolidate SOI’s financial statements. At January 31, 2005, SOI’s total assets were approximately $7.0 million. The Company does not expect that consolidation of SOI will have a material effect on its consolidated financial statements.

Note 5 — Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the effect of stock options. For the three and nine months ended January 31, 20052,512,300 and 5,120,050 shares of common stock, respectively, subject to outstanding options were antidilutive and therefore were not included in the calculation of diluted net income per share (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on the Nasdaq Stock Market). For the three and nine months ended January 31, 2004, 40,000 and 133,750 shares of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

common stock, respectively, subject to outstanding options were antidilutive and therefore were not included in the calculation of diluted net income per share.

     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Numerator:
Net income	$21,083	$17,868	$58,729	$37,918

Denominator:
Weighted average shares	56,710	54,686	56,505	51,941
Weighted average unvested common stock subject to repurchase	—	(34)	(4)	(64)

Denominator for basic net income per share	56,710	54,652	56,501	51,877

Weighted average effect of dilutive securities:
Common stock options	6,747	6,164	6,051	6,894
Unvested common stock subject to repurchase	—	34	4	64

Denominator for dilutive net income per share	63,457	60,850	62,556	58,835

Basic net income per share	$0.37	$0.33	$1.04	$0.73

Diluted net income per share	$0.33	$0.29	$0.94	$0.64

Note 6 — Segment, Product Line and Geographic Information

     The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

     Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Digital image sensors	$95,415	$86,912	$258,577	$196,416
Analog image sensors	6,418	6,701	26,499	22,034

Total	$101,833	$93,613	$285,076	$218,450

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

     The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three and nine months ended January 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
OEMs and VARs	79.6%	82.3%	80.8%	73.0%
Distributors	20.4	17.7	19.2	27.0

Total	100.0%	100.0%	100.0%	100.0%

     The Company sells its products primarily to customers in the Asia Pacific region. Because the Company’s customers sell their products globally, revenues by geographic location are not necessarily representative of the geographic distribution of sales to end-user markets. The revenues by geography in the following table are based on the country or region in which the customers are located (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Hong Kong	$35,119	$26,904	$117,779	$71,742
Taiwan	21,822	14,186	49,897	56,147
China	14,897	27,053	46,641	49,722
Korea	3,632	15,202	24,264	24,318
Japan	25,604	7,728	38,435	8,867
United States	256	1,421	2,702	2,395
All other	503	1,119	5,358	5,259

Total	$101,833	$93,613	$285,076	$218,450

     In December 2000, the Company formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of this subsidiary was initially $12.0 million, of which $3.8 million was funded by the Company in fiscal 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $3.2 million and $4.0 million during fiscal 2004 and fiscal 2003, respectively. A total of $14.7 million of the $30.0 million of registered capital of the subsidiary had been funded as of January 31, 2005 from the Company’s available working capital. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded was extended to January 22, 2006. The $14.7 million invested through January 31, 2005 was used primarily for partial payment to building contractors for the construction of facilities and the purchase of equipment.

     The Company’s long-lived assets are located in the following countries (in thousands):

	January 31,	April 30,
	2005	2004
China	$16,779	$16,486
Taiwan	8,818	7,496
United States	2,635	3,773
All other	1,183	339

Total	$29,415	$28,094

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

Note 7 — Employee Stock Option and Stock Purchase Plans

     Employee Stock Option Grants

     Options to purchase 137,000 and 3,350,550 shares of common stock were granted to employees during the three and nine months ended January 31, 2005, respectively. Options to purchase 137,750 and 3,582,350 shares of common stock were granted to employees during the three and nine months ended January 31, 2004, respectively. As of January 31, 2005, options to purchase 9,821,607 shares of common stock were outstanding.

     2000 Employee Stock Purchase Plan

     As of January 31, 2005, 1,545,628 shares had been purchased under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”).

     Fair Value Disclosures

     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $12.63 and $20.39 during the three months ended January 31, 2005 and 2004, respectively. The per share weighted average estimated fair value for employee options granted was $14.89 and $13.39 during the nine months ended January 31, 2005 and 2004, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and nine months ended January 31, 2005 and 2004:

	Employee Stock Option Plans
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Risk-free interest rate	3.23%	2.39%	3.05%	2.14%
Expected term of options (in years)	3.5	3.5	3.5	3.5
Expected volatility	112.8%	122.8%	125.7%	134.6%
Expected dividend yield	0%	0%	0%	0%

     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2005 was $3.97 and $4.46, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2004 was $8.95 and $5.69, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Risk-free interest rate	2.4%	1.30%	2.1%	1.59%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	51.7%	59.0%	70.5%	105.3%
Expected dividend yield	0%	0%	0%	0%

Note 8 — Commitments and Contingencies

     Litigation

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against the Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including the Company, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The settlement is subject to Court approval and a number of other conditions. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. The Company further believes that the settlement is not expected to have any material adverse affect on its financial condition, results of operations or cash flows.

     On August 21, 2002, the Company initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 that had been issued to the Company related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to the Company’s patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to the Company’s Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which decision was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, the Company filed an action with the High Administrative Court of Taiwan (the “High Court”) to reverse the grant of cancellation. On March 3, 2005, the Company received notification from the High Court regarding its action to reverse the grant of the cancellation notifying the Company to attend a hearing to be held on March 18, 2005. On March 3, 2005, the Company also received a ruling from the High Court in which the judge ordered IC Media Corporation to participate in the March 18, 2005 court proceedings.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2005 and 2004
(unaudited)

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

     On June 10, 2004, the first of several putative class actions filed against the Company and certain of its present and former directors and officers in federal court on behalf of investors who purchased the Company’s common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of the Company’s common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. The class action is still in its early stages. The Company believes that these lawsuits are without merit, has filed a motion to dismiss and intends to defend the cases vigorously.

     Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court was captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court was captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). The complaints generally sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. These complaints appeared to be based upon the same allegations contained in the securities class actions. The Company was named solely as a nominal defendant against whom no monetary recovery was sought. Both the state and federal derivative actions have been dismissed.

     Commitments

     In December 2000, the Company formed a subsidiary, HWSC, to conduct testing operations and other processes associated with the manufacturing of its products in China. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded was extended to January 22, 2006. (See Note 4.)

     In October 2003, the Company entered into a Shareholders’ Agreement with Taiwan Semiconductor Manufacturing Company (“TSMC”) pursuant to which the Company agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. The Company has committed with TSMC and certain employees and affiliates of VisEra to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be met with cash or asset contributions. The Company and TSMC have equal interests in VisEra. Pursuant to the Shareholders’ Agreement with TSMC, the Company’s share of the capital commitment to VisEra is $23.5 million, which becomes due in stages as VisEra’s business and service capabilities develop over a number of years. At January 31, 2005, the Company’s net cash commitment to VisEra is approximately $4.5 million, of which $3.5 million remains to be paid. The Company will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. (See Note 4.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.” These forward-looking statements include, but are not limited to, statements including the words “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Results” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission.

Overview

     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices we refer to by the name CameraChip™, are used to capture an image electronically and are used in a number of consumer and commercial mass market applications. Our CameraChips are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. We have designed our CameraChip as a single chip solution that integrates several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using either traditional charge-coupled devices, or CCDs, or multiple chip CMOS image sensors.

     In August 2004, we announced the introduction of our advanced OmniPixel™ technology. OmniPixel technology represents a global redesign that features a new pixel architecture, a new circuit design, new embedded algorithms, new materials and new process technology. OmniPixel technology also includes support for features such as auto-focus, zooming, panning and mechanical shutter control. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels. The 5-megapixel sensor’s new architecture is based on our OmniPixel technology. The sensor’s 2.775-micron pixels allowed us to design a 5-megapixel device with an optical format (footprint) of just 1/1.8 inches, making the new five-megapixel sensor small enough to meet the increasing demand for smaller, low-cost cameras with high performance. In November 2004, we announced that we are shipping samples of our latest 2.0-megapixel CMOS image sensor to leading manufacturers of camera cell phones. We now offer a complete line of sensors from VGA to 5-megapixels that use our OmniPixel™ technology.

     In February 2005, we announced the introduction of the first Smart Sensor™ image sensor, the OV810, that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. The target market of the OV810 is mass market smart toys.

     Our image-sensor products are sold to customers who incorporate them in either digital or analog mass market products. Digital mass market products that currently incorporate our image-sensor products include camera cell phones, digital still and video cameras. Analog products that currently incorporate our image-sensor products include security and surveillance products and interactive video and toy cameras.

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

     During fiscal 2004 and early fiscal 2005, we relocated a substantial portion of our automated image testing equipment from the United States to China. We expect to expand our testing capabilities with additional automated testing equipment, which will also be located in China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     In October 2003, we entered into a Shareholders’ Agreement, or the VisEra Agreement, with Taiwan Semiconductor Manufacturing Company, or TSMC, pursuant to which we agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide manufacturing services and automated final testing services. In connection with the formation of VisEra, we and TSMC have separately entered into nonexclusive license agreements with VisEra pursuant to which both parties will license certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we have committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. We and TSMC have also committed not to compete directly or indirectly with VisEra in the fields of certain manufacturing services and automated final testing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

     In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, to establish a joint venture in Taiwan. The purpose of the joint venture, which is called Silicon Optronics, Inc., or SOI, is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. In connection with the establishment of SOI, we entered into licensing and manufacturing agreements with PSC.

     Subsequent to January 31, 2005, the Company and PSC reached a preliminary oral agreement pursuant to which we will nominate three out of SOI’s five directors. Upon final agreement and receipt of the necessary Taiwan government approval, we will be required to consolidate SOI’s financial statements. For the three and nine months ended January 31, 2005, SOI’s revenues were approximately $2.0M and $3.8M, respectively. At January 31, 2005, SOI’s total assets were approximately $7.0 million. We do not expect that consolidation of SOI will have a material effect on our consolidated financial statements.

     As of January 31, 2005, we had approximately $214.8 million in cash and cash equivalents and approximately $99.8 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

     Restatement

     We restated our financial statements for the first, second and third quarters of fiscal 2004. The restatements arose out of an internal review which was initiated in response to issues raised by an employee. We notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales, as detailed below. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

     The restatement of our financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distributor sales, for which we recognize revenue on a “sell-through” basis, were not reported to us by one of our distributors in a timely manner. Additionally, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition. Both management and the Audit Committee determined that the errors did not have material effects on quarterly or annual financial statements for fiscal 2003 and, consequently, decided not to restate the quarterly or annual financial results for such periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     In connection with its independent investigation, the Audit Committee together with its special counsel informed the U.S. Securities and Exchange Commission, or SEC, of the matters reviewed during the independent investigation, including the matters relating to the Company’s accounting, its internal accounting controls and the reporting of its financial results. The SEC is conducting an informal inquiry with respect to these matters. The Company is continuing to cooperate with the SEC.

     The Current Economic Environment

     We operate in a challenging economic environment that has undergone significant changes in technology and global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this emerging technology. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our sources of offshore fabrication, we relocated a substantial portion of our testing operations to China. Since our inception, we have shipped more than 150 million image sensors, including approximately 65 million in the nine months ended January 31, 2005, which demonstrated the capabilities of our production system, including our sources of offshore fabrication. To enhance our production capabilities, we have initiated partnerships with a number of vendors, including TSMC, one of the largest wafer fabrication companies in the world.

     Since we generate a large portion of our product sales through VARs and distributors, we cannot accurately confirm the distribution of our revenues across specific product categories and can only estimate our revenues by market segment. We benefited from growth in shipments for camera cell phones on a year-over-year basis, driven by increased demand for our 1.3-megapixel image sensors. Our estimated sales to the digital still camera market reflected an increase in the three months ended January 31, 2005 from the levels achieved in the previous quarter as a result, in part, of the introduction of a new 3-megapixel chip based on our recently announced OmniPixel technology and 2.0-megapixel image sensors for digital still image and video/still camera products. These consecutive increases reversed declines for the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 which were due to seasonal fluctuations, price competition from CCD manufacturers and possible deferral of customer orders in anticipation of the introduction of our new OmniPixel technology.

     The digital still camera market demonstrates a continuing trend toward higher resolution products, with a growing acceptance of CMOS based image sensors. We have continued to address this trend through the development and introduction of higher resolution products. In anticipation of this market trend, we developed and introduced in September 2004 our first small-scale, CMOS image sensor with five megapixels. The 5-megapixel sensor’s new architecture is based on our recently launched OmniPixel technology. In February 2005, we announced eight design wins for this product representing the first uses of a 5-megapixel CMOS image sensor to process both still and video images in mass market consumer devices. Concurrent with the transition to higher resolution products, we have seen increased competition in the 3-megapixel market with resulting pressures on product pricing. We believe that excess capacity on the part of CCD manufacturers continues to contribute to aggressive price reductions in the 3-megapixel product category.

     We believe the market opportunity represented by camera cell phones remains very large. We also believe that, like the digital still camera market, camera cell phone demand will continue to shift toward higher resolutions. In February 2004, we released our quarter-inch 1.3 megapixel image sensor designed specifically for camera cell phones and are currently in mass production with this product. We believe that video graphics array (“VGA”) resolution will account for a large portion of the volume shipments in handsets during calendar 2005, with an increasing transition to higher resolutions.

     The digital sensor market also demonstrates a trend toward increasingly sophisticated optical applications. In February 2005, we introduced the first low-cost optical recognition sensor designed specifically for the consumer toy market. Toys that incorporate this technology are able to recognize, learn and recall patterns and human faces and react accordingly. We believe this low-cost optical recognition sensor, which permits such applications as facial

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

recognition, motion tracking and pattern recognition, will facilitate the development of many affordable smart toys for mass market introduction by as early as Christmas 2005.

     As the markets for image sensors have grown, we have experienced increased competition from manufacturers of CMOS and CCD image sensors. In particular, we have experienced increased competition from companies such as Magna Chip, Micron and Sony in the market for CMOS image sensors. In addition, we expect to see continued price competition in the image sensor market for mobile phones and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products.

     As a result of the increase in competition and the growth of various consumer-product applications for image sensors, we have experienced a shortening in the life cycle of some image-sensor products. For example, although in the security and surveillance market we continue to sell image sensors introduced more than four years ago, in the camera cell phone market, product life cycles can be as short as six months. With the shortening of product life cycles, it will be increasingly difficult to accurately forecast customer demand for our products. As a result, we face the risk of being unable to fulfill customer orders if we underestimate market demand and the risks of excess inventory and product obsolescence if we overestimate market demand for our products. The shortening of product life cycles also increases the importance of having short product development cycles and being accurate in the prediction of market trends in the design of new products.

     Many of the products using our CameraChip and OmniPixel image sensors, such as camera cell phones, digital still and video cameras and cameras for toys and games, are consumer electronics goods that have particular seasonal cycles. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year.

     In August 2004, we announced the introduction of our advanced OmniPixel technology. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels based on our new OmniPixel technology. In February 2005, we introduced our new Smart Sensor image sensor technology. Certain risks are inherent in the introduction of such new products and technology. During the early stages of production, the production yields and gross margins for new products are typically lower than those of established products. In addition, in preparation for new product introductions, we gradually ramp down production of established products. With our 12 to 14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products.

     Sources of Revenues

     We generate almost all our revenue by selling our products directly to OEMs and VARs and indirectly through distributors. We treat sales to OEMs and VARs as one source of revenue, and distributors as another. Our revenue recognition policies for the two groups are different.

     For shipments to OEMs, VARs and distributors without agreements that allow for returns or credits, we recognize revenue using the “sell-in” method. Under this method, we recognize revenue when title passes to the customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. We provide for future returns based on historical experience at the time we recognize revenue. For shipments to distributors under agreements allowing for returns or credits, we recognize revenue using the “sell-through” method under which we defer revenue until the distributor actually resells the product to the end-user customer and notifies us in writing of such sale. Deferred margin on shipments to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     In addition, we recognize a minimal amount of revenue when we provide engineering assistance to certain of our customers. We recognize the associated revenue only upon the completion of, and acceptance by, the customer of the services performed. The revenue is based on a fixed fee, which is agreed upon prior to initiation of the engineering assistance. Historically, revenue generated from such arrangements has been immaterial.

     In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured or upon receipt of payment.

     Critical Accounting Policies

     For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as amended.

Results of Operations

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.3	60.5	58.1	61.6

Gross profit	40.7	39.5	41.9	38.4

Operating expenses:
Research and development	6.2	4.3	6.4	4.9
Selling, general and administrative	6.7	5.9	7.3	7.3
Stock-based compensation	0.3	0.9	0.3	0.5

Total operating expenses	13.2	11.1	14.0	12.7

Income from operations	27.5	28.4	27.9	25.7
Interest income	1.2	0.5	0.9	0.6
Other income (loss), net	0.1	—	(0.2)	—

Income before income taxes	28.8	28.9	28.6	26.3
Provision for income taxes	8.1	9.8	8.0	8.9

Net income	20.7%	19.1%	20.6%	17.4%

Three and Nine Months Ended January 31, 2005 as Compared to Three and Nine Months Ended January 31, 2004

Revenues

     We derive revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass market applications including camera cell phones, digital still cameras, security and surveillance cameras and interactive video and toy cameras. Revenues for the three months ended January 31, 2005 increased by $8.2 million, or 8.7%, to approximately $101.8 million from $93.6 million for the three months ended January 31, 2004. Revenues for the nine months ended January 31, 2005 increased by $66.6 million, or 30.5%, to approximately $285.1 million from $218.5 million for the nine months ended January 31, 2004. As shown in the following table, these increased revenues are due to an increase in unit sales of our image-sensor products for digital applications, principally camera cell phones and digital still cameras, partially offset by declines in average selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     Revenues from Sales of Image-Sensor products for Digital as Compared to Analog Applications

     Our image-sensor products are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our image-sensor products are camera cell phones, digital still cameras, personal computer camera applications and digital toy cameras. Examples of analog applications that incorporate our image-sensor products are security and surveillance cameras and analog interactive video game cameras. We sell a large portion of our products through VARs and distributors, and often we do not know the identity of the manufacturers who ultimately embed our image-sensor products into their products. As a result of our sales to VARs and distributors and because our image-sensor products can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories, and they are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Digital image sensors	$95,415	$86,912	$258,577	$196,416
Analog image sensors	6,418	6,701	26,499	22,034

Total	$101,833	$93,613	$285,076	$218,450

     Digital Revenues. Revenues from sales of image-sensor products for digital applications increased 9.8% to approximately $95.4 million for the three months ended January 31, 2005 from $86.9 million for the three months ended January 31, 2004. Revenues from sales of image-sensor products for digital applications represented 93.7% and 92.8% of revenues for the three months ended January 31, 2005 and 2004, respectively. Revenues from sales of image-sensor products for digital applications increased 31.6% to approximately $258.6 million for the nine months ended January 31, 2005 from $196.4 million for the nine months ended January 31, 2004. Revenues from sales of image-sensor products for digital applications represented 90.7% and 89.9% of revenues for the nine months ended January 31, 2005 and 2004, respectively. The year-over-year increase in revenues from sales of image-sensor products for digital applications for the three months ended January 31, 2005 was primarily due to an increase in unit sales of approximately 7.3 million, or 44.3%, resulting from increased demand image-sensor products used in camera cell phone and digital still camera applications. Sales to the camera cell phone market accounted for approximately 80% of revenues with the majority of sales coming from VGA and 1.3 megapixel products. Sales to the digital camera market accounted for approximately 10 percent of revenues with the majority of sales to the camera market coming from 3-Megapixel products and 2-Megapixel products. Increases in unit sales were partially offset by a decline in average sales prices for the three months ended January 31, 2005.

     The year-over-year increase in revenues from sales of image-sensor products for digital applications for the nine months ended January 31, 2005 was primarily due to an increase in unit sales of approximately 29.9 million, or 91.4%, resulting from increased demand image-sensor products used in camera cell phone and digital still camera applications. We believe that demand in the camera cell phone market during the nine months ended January 31, 2005 continued to reflect increased requirements from service providers to include camera functionality in handsets as consumers upgrade their cell phones. For the nine months ended January 31, 2005, the increase in unit sales was partially offset by a decline in average sales prices resulting from the intensely competitive nature of the image sensor market. Our image-sensor products face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence. As a result of this highly competitive environment, we expect that average sales prices for digital image-sensor products will decline in the future.

     Analog Revenues. Revenues from sales of image-sensor products for analog applications decreased 4.2% to approximately $6.4 million in the three months ended January 31, 2005 from $6.7 million for the three months ended January 31, 2004 and represented 6.3% and 7.2% of our revenues in the three months ended January 31, 2005 and 2004, respectively. Revenues from sales of image-sensor products for analog applications increased 20.3% to approximately $26.5 million in the nine months ended January 31, 2005 from $22.0 million for the nine months ended January 31, 2004 and represented 9.3% and 10.1% of our revenues in the nine months ended January 31, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

and 2004, respectively. For the three months ended January 31, 2005, the decrease in revenues from sales of image-sensor products for analog applications primarily was due to a decline in the average sales price during the period offset, in part, by an increase of approximately 0.3 million, or 29.0%, in unit sales. The increase in revenues from sales of image-sensor products for analog applications for the nine months ended January 31, 2005 primarily was due to an increase of approximately 1.2 million, or 35.0%, in unit sales. Image-sensor products for analog applications are used primarily in cameras for security applications and toys and games. We expect that average sales prices for analog image-sensor products will decline in the future.

     Revenues from Sales to OEMs and VARs as Compared to Distributors

     We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs as compared to distributors in the three and nine months ended January 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
OEMs and VARs	79.6%	82.3%	80.8%	73.0%
Distributors	20.4	17.7	19.2	27.0

Total	100.0%	100.0%	100.0%	100.0%

     OEMs and VARs. In the three months ended January 31, 2005, two customers accounted for approximately 24.1% and 19.6% of our revenues, respectively. In the three months ended January 31, 2004, one customer accounted for 10.3% of our revenues. In the nine months ended January 31, 2005, three customers accounted for approximately 19.6%, 11.2% and 10.5% of our revenues, respectively. No single OEM or VAR accounted for 10% or more of revenues in the nine months ended January 31, 2004.

     Distributors. In the three months ended January 31, 2005, one distributor customer accounted for approximately 11.5% of our revenues. In the three months ended January 31, 2004, the same distributor accounted for 13.5% of our revenues. In the nine months ended January 31, 2005, the same distributor customer accounted for 10.7% of our revenues. In the nine months ended January 31, 2004, the same distributor customer accounted for 19.7% of our revenues. No other distributor accounted for 10% or more of revenues during any of these periods.

     Revenues from Domestic Sales as Compared to Foreign Sales

     The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three and nine months ended January 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Domestic sales	0.3%	1.5%	0.9%	1.1%
Foreign sales	99.7	98.5	99.1	98.9

Total	100.0%	100.0%	100.0%	100.0%

     We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing production to Asian manufacturers and facilities. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that such figures do not accurately reflect the geographic distribution of sales of our products into end-user markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross Profit

     For the three months ended January 31, 2005 and 2004, respectively, gross margins were 40.7% and 39.5% of our revenues. For the nine month periods ending on these dates, gross margins were 41.8% and 38.4%. These increases in gross margins were due, in part, to improved efficiency in our production sequence, particularly in product testing.

     Our gross margins for the three and nine months ended January 31, 2005 were favorably impacted by approximately $2.6 million and $5.5 million of gross profit attributable to the sale of inventory that had been substantially reserved in prior periods. In addition, in the second quarter of fiscal 2005, our gross margins benefited from a $1.4 million reduction in cost of goods sold arising from the settlement of a dispute related to the late cancellation of an order from one of our customers. Our gross margins for the three and nine months ended January 31, 2005 were adversely impacted by approximately $2.8 million in additional provisions related to the possible replacement of product which did not meet a particular customer’s specifications. Excluding these items, gross margins for the three and nine months ended January 31, 2005, respectively, would have been 40.6% and 40.4% of our revenues. For the three and nine months ended January 31, 2004, approximately $0.6 million and $1.4 million, respectively, of gross profit was attributable to the sale of previously written off inventory. Excluding the revenues and gross profit from the sale of previously written off inventory, the gross margin for the three and nine months ended January 31, 2004 would have been approximately 39.1% and 38.0% of revenues, respectively.

Research and Development

     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of computer aided design software, some of which may fluctuate significantly from period to period as a result of our product development cycles. Research and development expenses for the three months ended January 31, 2005 increased 55.4% to approximately $6.3 million from $4.1 million for the three months ended January 31, 2004. As a percentage of revenues, research and development expenses for the three months ended January 31, 2005 and 2004 represented 6.2% and 4.3%, respectively. Research and development expenses for the nine months ended January 31, 2005 increased 67.9% to approximately $18.2 million from $10.8 million for the nine months ended January 31, 2004. As a percentage of revenues, research and development expenses for the nine months ended January 31, 2005 and 2004 represented 6.4% and 4.9%, respectively.

     The increase in research and development expenses of approximately $2.3 million, or 55.4%, for the three months ended January 31, 2005 from the corresponding period in the prior year resulted primarily from a $0.9 million increase in expenses related to new product development to improve our current product line and support new product introductions such as our product lines based on the new OmniPixel and Smart Sensor technology, a $0.8 million increase in salary and payroll-related expenses associated with additional personnel and $0.3 million in software expenses. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers.

     The increase in research and development expenses of approximately $7.3 million, or 67.9%, for the nine months ended January 31, 2005 from the corresponding period in the prior year resulted primarily from a $4.6 million increase in expenses related to new product development, a $1.6 million increase in salary and payroll-related expenses associated with additional personnel and $0.7 million in software expenses. The increase in research and development as a percentage of revenues for the three and nine months ended January 31, 2005 was primarily due to the substantial increase in expenses required to support our new product introductions. We anticipate that our research and development expenses will continue to increase as we develop and introduce new products employing our OmniPixel and Smart Sensor technologies.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended January 31, 2005 increased 23.1% to approximately $6.8 million from $5.5 million for the three months ended January 31, 2004. As a percentage of revenues, selling,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

general and administrative expenses for the three months ended January 31, 2005 and 2004 represented 6.7% and 5.9%, respectively. Selling, general and administrative expenses for the nine months ended January 31, 2005 increased 31.8% to approximately $21.0 million from $15.9 million for the nine months ended January 31, 2004. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2005 and 2004 each represented 7.3%.

     The increase in selling, general and administrative expenses of approximately $1.3 million, or 23.1%, for the three months ended January 31, 2005 from the corresponding period in the prior year resulted primarily from a $1.1 million increase in legal and accounting expenses related to compliance with Sarbanes-Oxley regulations and securities litigation expenses, a $0.5 million increase in employment expenses, a $0.2 million increase in third-party services and a $0.2 million increase in travel expenses, partially offset by a $0.6 million decrease in bad debt expenses and a $0.3 million decrease in commissions.

     The increase in selling, general and administrative expenses of approximately $5.1 million, or 31.8%, for the nine months ended January 31, 2005 from the corresponding period in the prior year resulted primarily from a $2.2 million increase in legal and accounting expenses, a $1.7 million increase in commissions associated with increased revenues, a $1.4 million increase in employment expenses, a $0.8 million increase in third-party service expenses and a $0.4 million increase in travel expense, partially offset by a $2.0 million decrease in bad debt expenses. Selling, general and administrative expenses remained relatively stable as a percentage of revenues in the three and nine months ended January 31, 2005 as compared to the corresponding period in the prior year. We anticipate that our future selling, general and administrative expenses will increase in absolute dollars due to the continued expansion of our organization, including compliance with Sarbanes-Oxley regulations, and to anticipated securities litigation expenses.

Stock-based compensation

     Stock-based compensation consists primarily of stock options issued to consultants in exchange for services. The stock-based compensation expense for the three months ended January 31, 2005 and 2004 was approximately $0.3 million and $0.8 million, respectively. As a percentage of revenues, stock-based compensation expense for the three months ended January 31, 2005 and 2004 represented 0.3% and 0.9%, respectively.

     Stock-based compensation expense for the nine months ended January 31, 2005 and 2004 was approximately $0.9 million and $1.0 million, respectively. As a percentage of revenues, stock-based compensation expense for the nine months ended January 31, 2005 and 2004 represented 0.3% and 0.5%, respectively. The decrease for the three and nine months ended January 31, 2005 was due to the issuance of stock options to new members of management and the board of directors during the three months ended January 31, 2004.

Interest Income

     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market accounts, high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. Interest income increased for the three months ended January 31, 2005 from the corresponding period in the prior year to approximately $1.2 million from $0.5 million.

     Interest income increased for the nine months ended January 31, 2005 from the corresponding period in the prior year to approximately $2.7 million from $1.3 million. Increased interest income for the three and nine months ended January 31, 2005 resulted from higher balances in interest-bearing accounts, in part from approximately $113.0 million in net proceeds from the issuance of common stock in our follow-on public offering in July 2003 and cash provided by operating activities.

Other Income/(Loss)

     Other income/(loss) for the three and nine months ended January 31, 2005 consisted principally of our portion of the losses recorded by two companies in which we account for using equity method of accounting , Impac Technology Co., Ltd. and Silicon Optronics, Inc.. These were offset by $0.1 million in other income. We did not record any other loss in the three and nine months ended January 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Provision for Income Taxes

     We generated approximately $29.3 million and $27.1 million in income before income taxes for the three months ended January 31, 2005 and 2004, respectively. We recorded provisions for income taxes for the three months ended January 31, 2005 and 2004 of approximately $8.2 million and $9.2 million, respectively. We generated approximately $81.6 million and $57.5 million in income before income taxes for the nine months ended January 31, 2005 and 2004, respectively. We recorded provisions for income taxes for the nine months ended January 31, 2005 and 2004 of approximately $22.8 million and $19.5 million, respectively. For the three and nine months ended January 31, 2005 and 2004, the effective tax rates were 28.0% and 34.0%, respectively. The decrease in the effective tax rate in the three and nine months ended January 31, 2005 compared to the same periods in 2004 was due to the anticipated mix of income between domestic and foreign entities for the current fiscal year. We anticipate that our effective tax rate for fiscal 2005 will decrease as compared to fiscal 2004 and will be less than the combined federal and state statutory rate for fiscal 2005. Achieving an effective tax rate in fiscal 2005 that is less than the combined federal and state statutory rates is principally contingent upon the proportion of our total pre-tax income that is generated by our foreign affiliates.

Liquidity and Capital Resources

     Our principal source of liquidity at January 31, 2005 consisted of cash, cash equivalents and short-term investments of $314.6 million.

     Liquidity

     Our working capital increased by approximately $61.2 million to $333.2 million as of January 31, 2005 from $271.9 million as of April 30, 2004. The increase was primarily attributable to a $90.1 million increase in cash and cash equivalents, a $28.1 million increase in inventories, a $9.2 million increase in short-term investments, partially offset by a $43.1 million increase in accounts payable resulting from increased inventory purchases, a $21.5 million increase in accrued income taxes payable and a $0.8 million decrease in accounts receivable, net, which declined as a result of a decrease in days of sales outstanding. Inventories increased in anticipation of the increased sales of our new OmniPixel product line.

     Cash Flows From Operating Activities

     For the nine months ended January 31, 2005, net cash provided by operating activities totaled approximately $99.8 million as compared to $29.2 million for the corresponding period in the prior year, primarily due to net income of approximately $58.7 million for the nine months ended January 31, 2005, a $43.1 million increase in accounts payable, a $21.5 million increase in accrued income taxes payable, a $1.3 million increase in accrued expenses and other current liabilities and a $0.8 million decrease in accounts receivable, net, partially offset by a $28.1 million increase in inventories, a $1.5 million decrease in deferred income and a $1.2 million increase in prepaid expenses and other assets. The $0.8 million decrease in accounts receivable, net, reflects days of sales outstanding of 48 days as of April 30, 2004 and January 31, 2005. The $28.1 million increase in inventories was attributable to our expansion of work-in-process inventories late in the quarter in anticipation of increased future sales of our new OmniPixel products. The increase is driven by our 12 to 14 week production cycle and reflects our anticipated increase in sales activity during and following the fourth quarter of fiscal 2005. Inventory turns decreased to 3.6 as of January 31, 2005 from 6.1 as of April 30, 2004. Accounts payable increased with the increased inventory in the three months ended January 31, 2005. Our accrued taxes increased as a consequence of our increased income before taxes, partially offset by a reduction in our effective tax rate for the nine months ended January 31, 2005. Accrued liabilities increased primarily due to an increase in commissions payable due to the increase in sales during the nine months ended January 31, 2005.

     For the nine months ended January 31, 2004, net cash provided by operating activities totaled approximately $29.2 million, primarily due to net income of approximately $37.9 million for the nine months ended January 31, 2004, a $27.4 million increase in accounts payable, a $3.5 million increase in deferred income, and a $1.2 million decrease in refundable and deferred income taxes, which were partially offset by a $27.6 million increase in inventories to support future sales, a $23.5 million increase in accounts receivable, net, and a $0.5 million increase in prepaid expenses and other assets. The $23.5 million increase in accounts receivable, net, reflected the significantly

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

higher level of sales during the nine months ended January 31, 2004, partially offset by a decrease in days of sales outstanding to 42 days as of January 31, 2004 from 43 days as of April 30, 2003. The increase in accounts receivable, net, during the nine months ended January 31, 2004 was partially offset by a $3.9 million increase in the reserve for sales returns, which rose as a result of the large increase in revenues, and by a $1.7 million increase in the allowance for doubtful accounts, which rose as a result of the large increase in accounts receivable balances. The $27.6 million increase in inventories during the nine months ended January 31, 2004 was attributable to higher inventory levels to support future sales. Inventory turns, calculated based on the fiscal quarters ended January 31, 2004 and April 30, 2003, decreased to 5.5 as of January 31, 2004 as compared to 7.2 as of April 30, 2003, as we increased inventory levels to reduce supply constraints in anticipation of increased future sales. Accounts payable increased during the nine months ended January 31, 2004 concurrently with the increase in inventory purchases.

     Cash Flows From Investing Activities

     For the nine months ended January 31, 2005, our cash used in investing activities decreased to approximately $13.1 million from $70.5 million for the corresponding prior year period, due to $9.3 million in net purchases of short-term investments, $2.1 million in purchases of long-term investments, $1.5 million in purchases of intangible property and $1.3 million in purchases of property, plant and equipment, partially offset by a $1.1 million reduction in restricted cash. For the nine months ended January 31, 2004, our cash used in investing activities increased to approximately $70.5 million from $8.4 million for the corresponding prior year period, due to $57.1 million in net purchases of short-term investments, $8.0 million in purchases of property, plant and equipment, $4.3 million in purchases of long-term non-marketable investments and a $1.1 million increase in restricted cash.

     Certain previously reported amounts have been reclassified to conform to the current period presentation. At January 31, 2005, we reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of January 31, 2005 and for all prior periods. As of January 31, 2005 and April 30, 2004, respectively, we held approximately $42.9 million and $73.4 million of these auction rate securities, which were reclassified. These reclassifications had no impact on our results of operations or our cash flows from operating activities. The following table summarizes the balances as previously reported and as reclassified as of the period ending dates for each of the past seven quarters (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Three months ended:
April 30, 2003	$50,438	$39,288	$10,224	$21,374
July 31, 2003	$164,898	$124,998	$15,997	$55,897
October 31, 2003	$173,796	$110,996	$11,548	$74,348
January 31, 2004	$190,622	$118,622	$6,532	$78,532
April 30, 2004	$198,053	$124,653	$17,158	$90,558
July 31, 2004	$194,087	$159,487	$53,655	$88,255
October 31, 2004	$230,569	$196,019	$50,759	$85,309

     As a result of these changes, we reclassified the following line items in our Statements of Cash Flows for the nine months ended January 31, 2004 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Nine months ended January 31, 2004:
Purchases of short-term investments	$(17,329)	$(89,329)
Net increase in cash and cash equivalents.	$140,184	$68,184
Cash and cash equivalents at end of period	$190,622	$118,622

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     Cash Flows From Financing Activities

     For the nine months ended January 31, 2005, net cash provided by financing activities decreased to approximately $3.3 million from $120.6 million for the corresponding period in the prior year primarily due to approximately $113.2 million in net proceeds in the nine months ended January 31, 2004 resulting from our follow-on public offering of common stock in July 2003. In addition, proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan declined to approximately $3.3 million for the nine months ended January 31, 2005 as compared to $7.5 million for the corresponding period in the prior year.

     Capital Resources

     In December 2000, we formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of our products in China. A total of $14.7 million of the $30.0 million of HWSC’s registered capital, as required by Chinese law, had been funded as of January 31, 2005 from our available working capital. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded has been extended to January 22, 2006. We expect to fund the capital commitment to HWSC and to our joint ventures with TSMC and PSC from our available working capital.

     We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate to generate from our business operations, will be sufficient to satisfy our foreseeable working capital requirements. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Factors Affecting Future Results.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations and commercial commitments as of January 31, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

			Less than			After
	Total		1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$4,440		$1,911	$1,970	$559	$—
Noncancelable orders	37,151		37,151	—	—	—

Total contractual obligations	41,591		39,062	1,970	559	—

Other Commercial Commitments:
Investment in China	15,300	[1]	15,300	—	—	—
Joint Venture with TSMC	3,500	[2]	—	3,500	—	—

Total commercial commitments	18,800		15,300	3,500	—	—

Total contractual obligations and commercial commitments	$60,391		$54,362	$5,470	$559	$—

[1]	Represents the remaining $15.3 million of registered capital for HWSC. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our image-sensor products. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded was extended to January 22, 2006.

[2]	Pursuant to the Shareholders’ Agreement with TSMC, our share of the capital commitment to VisEra is $23.5 million, which becomes due in stages as VisEra’s business and service capabilities develop over a number of years. Our net cash investment to the joint venture will be approximately $4.5 million, of which $3.5 million remains to be paid. We will also contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. Our cash and asset contributions will be made in three phases. In the first phase, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

manufacturing and automated final testing technologies and patents. In the second phase, we will contribute $9.5 million in cash to VisEra and a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In the third phase, we will contribute $12.5 million in cash to VisEra and VisEra will purchase certain assets from us for an aggregate cash payment of $17.5 million.

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

     The restatement of our financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which we recognize revenue on a “sell-through” basis, were not reported to us by one of our distributors in a timely manner. Additionally, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition. We have been working with the distributor on the issue of the reporting of “sell-through” sales to help ensure that we will receive sell-through data from such distributor for the full quarterly period. We have also worked on training our financial reporting and accounting staff to be more alert to this issue. In addition, we have conducted training to help ensure that all members of our accounting and financial reporting staff are aware of the importance of title transfer verification.

     Partly in connection with the restatement of our financial statements for the first, second and third quarters of fiscal 2004, our Independent Registered Public Accounting Firm identified material weaknesses in our internal controls and procedures relating to errors in our recognition of revenue resulting from incorrectly reviewing distributor reports and from incorrectly applying revenue recognition policies in accordance with title transfer, risk of loss and related shipping terms. Our Independent Registered Public Accounting Firm also noted a material weakness related to our need to increase our financial reporting and accounting staffing levels to ensure that we can meet our financial reporting obligations given the significant growth in our business in recent periods. In addition, our Independent Registered Public Accounting Firm reported additional observations and recommendations with respect to our financial reporting and internal controls. Correcting the identified material weaknesses and addressing the other issues identified by our Independent Registered Public Accounting Firm, responding to the findings of the internal review and the independent investigation and continuously strengthening our internal controls and financial reporting capabilities are some of our highest priorities. We believe that we have addressed the specific accounting issues identified in the internal review and independent investigation. In addition, we believe we have improved, and are in the process of further improving, our infrastructure, personnel, processes and controls to help ensure that we are able to produce accurate financial statements on a timely basis. In particular, we are focused on increasing our financial reporting and accounting staffing levels in the immediate future. However, if our growth in operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

continues, such growth may place a strain on our management systems, controls and resources. To address these issues, we will need to continue to improve our financial and managerial controls, reporting systems and procedures, enhance the capabilities of our accounting and financial reporting staff, and to expand, train and manage our company-wide work force. If we are unable to adequately address these issues, our results of operations and financial performance may be adversely affected.

     In connection with its independent investigation, the Audit Committee together with its special counsel informed the SEC of the matters reviewed during the independent investigation, including the matters relating to the Company’s accounting, its internal accounting controls and the reporting of its financial results. The SEC is conducting an informal inquiry with respect to these matters. The Company is continuing to cooperate with the SEC.

In connection with the documentation of and testing of our internal controls under Section 404 of the Sarbanes-Oxley Act, there will likely be areas for attention or improvement identified as part of this process.

     In addition to efforts to strengthen our internal controls as a result of the matters identified in connection with the independent investigation and internal review discussed above as well as those identified by our Independent Registered Public Accounting Firm, we are in the process of documenting our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. Both we and our Independent Registered Public Accounting Firm are testing our internal controls in connection with the requirements of Section 404. As part of the testing of our internal controls we could be areas identify matters that require further attention or improvement. We also could identify areas to be addressed where failure to strengthen our internal controls could adversely affect our ability to report on our operating results and financial condition accurately or on a timely basis, which could adversely affect our stock price.

We have been named as defendant in certain litigation that could have a material adverse impact on our operating results and financial condition.

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

     Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. In August 2004, we announced the introduction of our new OmniPixel technology. The first product based on the new technology was a 3-megapixel sensor. In September 2004, we introduced a 1.3 megapixel sensor based on the OmniPixel technology and our first small-scale, CMOS image sensor with five megapixels based on the OmniPixel technology. In February 2005, we announced the introduction of the first new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. We also plan to introduce several additional image sensor products in calendar 2005. The development, introduction and market acceptance of products such as these are critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:

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

     Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Agilent, Canon, ESS, Fujitsu, Magna Chip, Micron, Mitsubishi Electronic, National Semiconductor, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Matsushita, NEC, Sanyo, Sharp, Sony and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, IC Media Corporation and PixArt. Competition with these and other companies may force us to reduce our prices. For instance, we have seen increased competition in the 3-megapixel market with resulting pressures on product pricing. Downward pressure on pricing could result in decreased revenues and gross margins, which would adversely affect our profitability.

     In August 2004, we announced the introduction of our new OmniPixel technology. In November 2004, we demonstrated a prototype of our new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images. In November 2004, we announced that we are shipping samples of our latest 2.0-megapixel CMOS image sensor to leading manufacturers of camera cell phones. Our new products compete against other CMOS image sensors and against CCD image sensors, and we cannot guarantee that existing or new customers will adopt and purchase these new products. We also cannot guarantee the growth of end-user markets that will require these new image sensors. If our enhanced products and technologies do not gain market acceptance, we may not be able to maintain our market share.

     Our competitors may acquire or enter into strategic or commercial agreements or arrangements with foundries or providers of color filter processing, assembly or packaging services. These strategic arrangements between our competitors and third party service providers could involve preferential or exclusive arrangements for our competitors. Such strategic alliances could impair our ability to secure sufficient capacity from foundries and service providers to meet our demand for wafer manufacturing, color filter processing, assembly or packaging services, adversely affecting our ability to meet customer demand for our products. In addition, competitors may enter into exclusive relationships with distributors, which could reduce available distribution channels for our products and impair our ability to sell our products and grow our business. Further, some of our customers may also be developers of image sensors, and this could potentially adversely affect our results of operations, business and prospects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Declines in our average sales prices may result in declines in our revenues and gross margin.

     We have experienced and expect to continue to experience pressure to reduce the sales prices of our products, and our average sales prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase as well. We expect that the average sales prices for many of our products will continue to decline over time. Declines in our average sales prices could result in reduced revenues unless we can increase unit sales to offset these price declines. Unless we can reduce costs to compensate, reductions in our selling prices will cause a decline in our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have and intend to continue to increase our research and development expenses in an attempt to continue the development of our new generation of image sensor products in fiscal years 2005 and 2006. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average sales prices, our financial results could be adversely affected.

If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments, and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions about forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operation and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our image-sensor products for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly canceled its purchase orders. Recently, our customers have increasingly pushed to have us fill orders quickly. This results in a smaller backlog of orders and requires us to more accurately predict customer demand because we have to make commitments to have products manufactured before we receive firm purchase orders from our customers. If we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12 to 14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. The length of our production cycle required that we increase work-in-process inventory during the third quarter of fiscal 2005 in anticipation of increased sales activity during and following the fourth quarter of fiscal 2005. It will also be difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenue, if any, from these expenditures. This delay makes it more difficult to forecast customer demand, which adds uncertainty to the manufacturing planning process and could adversely affect our operating results. In addition, the product life cycle for certain of our image-sensor products designed for use in certain applications can be relatively short. If we fail to appropriately time the manufacturing, packaging and assembly process, our products may become obsolete before they can be incorporated into our customers’ products and we may never realize a return on investment for the expenditures we incur in developing and producing these products.

Historically, our revenues have been dependent upon a few key customers, the loss of one or more of which could significantly reduce our revenues.

     Historically, a relatively small number of original equipment manufacturers, or OEMs, value added resellers, or VARs, and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the nine months ended January 31, 2005, three customers accounted for approximately 20%, 11% and 11% of our revenues, respectively. No single OEM or VAR accounted for 10% or more of revenues in the nine months ended January 31, 2004. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

Failure to obtain design wins could cause our market share and revenues to decline and could impair our ability to grow our business.

     Our future success is dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

Sales of our image-sensor products for camera cell phones account for a large portion of our revenues from digital applications on an annual basis, and any decline in sales to the camera cell phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.

     Sales to the camera cell phone market account for a large portion of our revenues from digital applications. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant amount of our image-sensor products that are sold through distributors and value added resellers, we believe that the camera cell phone market accounted for approximately 45% of our revenue in fiscal 2004 and approximately 75% of our revenue in the nine months ended January 31, 2005. Our sales to the camera cell phone market increased in the nine months ended January 31, 2005 due to a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality on handsets. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during the remainder of fiscal 2005 and during fiscal 2006. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. If we fail to continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The image sensor market for camera cell phones is also subject to rapid technology change. In order to compete successfully in this market, we will have to correctly

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive costs. If we fail to do this, our results of operations, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If sales to the camera cell phone market do not increase, our results of operation, business and prospects would be materially adversely affected.

Problems with wafer manufacturing yields could result in higher operating costs and could impair our ability to meet customer demand for our products.

     If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function both of our design technology and the particular foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures in new or existing products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly we perform a final test of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields are exacerbated because we rely on third party offshore foundries for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. Any of these potential problems with wafer manufacturing yields could result in a reduction in our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business.

We depend on a limited number of third party wafer foundries, which reduces our ability to control our manufacturing process.

     We do not own or operate a semiconductor fabrication facility. Instead, we primarily rely on TSMC, Powerchip Semiconductor Company, or PSC, and other subcontract foundries to produce all of our wafers. Historically, we have relied upon TSMC to provide us with a substantial majority of our wafers. As a part of our joint venture with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements. However, neither of these agreements is embodied in a legally enforceable contract.

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

     If TSMC or any of our other foundries were unable to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also be developers of image sensor products. If one or more of our other foundries were to decide not to fabricate our interface chips for competitive or other reasons, we would have to identify and qualify other sources for these products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We rely on third party service providers for color filter application and packaging services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

     We rely on TSMC and Toppan for the color filter processing of our completed wafers. In addition, we rely on ASE, Kyocera, Sun Yang Digital Image, or SYDI, and Impac for substantially all of our ceramic chip packages. We rely on Impac for our plastic chip packages. We rely on XinTec and Shell Case for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We do not have long-term agreements with any of these service providers and typically obtain services on a purchase order basis. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

     Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for camera cell phones, digital still and video cameras, commercial and home security and surveillance applications and toys and games, including interactive video games. Our ability to sustain and grow our business also depends on the emergence of new markets for our products such as Smart Sensor applications, cameras for automotive applications, personal identification systems, medical imaging devices and embedded applications for personal computers. If these current and new markets do not grow and develop as anticipated, we may be unable to sustain or grow the sales of our products.

     Although CMOS technology has been available for over 30 years, its use in image sensors is only relatively recent. Along with the other risk factors described in this section, the following are examples of factors that may delay the adoption of the CMOS fabrication process and our single chip technology for mass market image sensor applications:

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

     Many of the products using our image sensors, such as digital still cameras, camera cell phones and cameras for toys and games, are consumer electronics goods. These mass market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. These seasonal demand patterns could, in turn, cause our results of operations to fluctuate from period to period. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. If we fail to predict accurately and respond appropriately on a timely basis to meet seasonal fluctuations, or if there is any disruption of consumer buying habits during these key periods, our business and operating results would be harmed.

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

     Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:

•	our ability to accurately forecast demand for our products;

•	our ability to achieve acceptable wafer manufacturing yields;

•	our gain or loss of a large customer;

•	our ability to manage our product transitions;

•	the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products;

•	the growth of the market for products and applications using CMOS image sensors;

•	the timing and size of orders from our customers;

•	the volume of our product returns;

•	the seasonal nature of customer demand for our products;

•	the deferral of customer orders in anticipation of new products, product designs or enhancements by us; and

•	the announcement and introduction of products and technologies by our competitors.

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

been lower than our gross margins on our more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses, including our future capital commitments to HWSC and our joint venture with TSMC, and our inventory levels are based on our expectations of future revenues and are relatively fixed. Consequently, if we do not achieve revenues in any quarter as expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially future quarters, may be harmed.

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

We may never achieve all the anticipated benefits from our operations in China.

     In December 2000, we established HWSC as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products. We have relocated our automated image testing equipment from the United States to China. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China. However, there are significant administrative, legal and governmental risks to operating in China that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. Consequently, we may never achieve all the anticipated cost savings from the transition of testing operations to China. If our operations in China do not result in offsetting gains in the form of operating cost reductions, whether because of risks and difficulties entailed by foreign operations or for any other reasons, our business and financial condition could be adversely affected. The substantial risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

legal, governmental and relationship risks to developing VisEra, and we cannot ensure that we will receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services or automated testing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the formation of VisEra provides us with an additional source for certain manufacturing services which, in the future, may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services. We are required to account for our investment in VisEra under the equity method, and any loss that VisEra incurs will negatively impact our reported earnings.

We may not achieve the anticipated benefits of our alliances with, and strategic investments in, third parties.

     We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003 we made an investment in XinTec, a chip-scale packaging service company, and in June 2003 we completed an investment in another packaging service company. In addition, we entered into an agreement with TSMC in October 2003 to form a joint venture in Taiwan, which will provide manufacturing services and automated final testing services. In May 2004, we entered into an agreement with PSC under which we established a joint venture as a company incorporated under the laws of Taiwan, and we contributed $2.1 million in exchange for an ownership percentage of approximately 49%. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products. Our investment in these companies may negatively impact our operating results, as we are required to recognize our portion of any loss recorded by each of these companies. In the nine months ended January 31, 2005, we recognized a loss of approximately $1.0 million as our portion of the losses recorded by Impac and SOI which we are accounting for using the equity method. We expect to continue to utilize partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits expected as a result of these alliances. For instance, we may not be able to receive acceptable quality and/or wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers. We also may be required to account for some of these investments under the equity method or to consolidate them into our operating results. Under such circumstances, any losses that such companies incur would adversely affect our operating results. Several of these companies are at a relatively early stage of development and consequently they may continue to incur losses on a quarterly and annual basis for an extended period.

We may be unable to adequately protect our intellectual property and therefore we may lose some of our competitive advantage.

     We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, on August 21, 2002 we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, California for infringement of Taiwan patent NI-139439 that had been issued to us. The patent infringement action seeks damages and injunctive relief against IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding (Cancellation No. 089123560N01) in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which decision was upheld by the Taiwan Ministry of Economic Affairs in November 2003. In January 2004, we filed an action with the High Administrative Court of Taiwan to reverse the grant of cancellation. On March 3, 2005, we received a notification from the High Court regarding its action to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

reverse the grant of the cancellation and notifying us to attend a hearing to be held on March 18, 2005. On March 3, 2005, we also received a ruling from the High Court in which the judge ordered IC Media Corporation to participate in the March 18, 2005 court proceedings. If IC Media is ultimately successful, we may lose or suffer diminished rights in the challenged patent. In addition, if we are not successful in suits in which we claim that third parties infringe our patents or other intellectual property, our competitive position may be adversely affected.

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

     Our growth has placed, and will continue to place, a significant strain on our management and other resources. To manage our growth effectively, we must, among other things:

•	significantly improve our operational, financial and accounting systems;

•	train and manage our existing employee base;

•	attract and retain qualified personnel with relevant experience; and

•	effectively manage accounts receivable and inventory.

     For example, our failure to effectively manage our inventory levels could either result in excess inventories, which could adversely affect our gross margins and operating results, or lead to an inability to fill customer orders, which would result in lower sales and could harm our relationships with existing and potential customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     We also must manage multiple relationships with customers, business partners and other third parties, such as our foundries and process and assembly vendors. Moreover, our growth may significantly overburden our management and financial systems and other resources. We may not make adequate allowances for the costs and risks associated with our expansion. In addition, our systems, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to capitalize on potential market opportunities. Our future operating results will also depend on our ability to expand sales and marketing, research and development, accounting, finance and administrative support.

Our future tax rates could be higher than we anticipate if the proportion of future operating income generated outside the U.S. by our foreign subsidiaries is less than we expect.

     A number of factors will affect our future tax rate, and certain of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. For example, if our foreign subsidiaries are unable to achieve the levels of operating income that we expect, our effective tax rate may be significantly higher than it has been in prior periods.

     In common with all multi-national companies, we are subject to tax in multiple jurisdictions. The tax authorities in any given jurisdiction may seek to increase the taxes being collected by, for example, asserting that the transfer prices we charge between related entities are either too high or too low depending on which side of the transaction they are looking at. Although we believe we have provided sufficient taxes for all prior periods adjustments that could be proposed could, in some cases, result in liabilities in excess of such provisions.

Our sales through distributors increase the complexity of our business, which may increase our operating costs and may reduce our ability to forecast revenues.

     During fiscal 2004, approximately 25% of our sales were made through distributors. For the nine months ended January 31, 2005, approximately 19% of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

     Sales outside of the United States accounted for approximately 99% and 100% of our revenues for fiscal 2004 and for the nine months ended January 31, 2005, respectively. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

We may be unable to maintain our recent levels of profitability.

     We may be unable to sustain our recent levels of profitability. If we fail to sustain or increase our recent levels of profitability, our financial condition may be materially and adversely affected, and the trading price of our common stock may decline. In fiscal 2003 and fiscal 2004, we recorded net income of $15.3 million and $58.7 million, respectively. For the nine months ended January 31, 2005, we recorded net income of $58.7 million. We plan to hire additional personnel throughout various departments of our company, and we expect our selling, general and administrative and other expenses to increase. If our revenues were to decrease or if we cannot effectively control the growth of our expenses, we may be unable to sustain profitability at levels consistent with our recent financial performance.

The high level of complexity and integration of our products increases the risk of latent defects, which could damage customer relationships and increase our costs.

     Because we integrate many functions on a single chip, our products are complex and are based upon evolving technology. The integration of additional functions into the complex operations of our products could result in a greater risk that customers or end users could discover latent defects or subtle faults after volumes of product have already been shipped. Although we test our products, we have in the past and may in the future encounter defects or errors. For example, in the third quarter of fiscal 2005, we made a provision of $2.7 million related to the possible replacement of product that did not meet a particular customer’s specifications. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.

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

     We expect that any future acquisitions could provide for consideration to be paid in cash, shares of our common stock or a combination of cash and our common stock. If consideration for a transaction were paid in common stock, this would dilute our existing stockholders.

We need to upgrade our enterprise resource planning system.

     As our business grows and becomes more complex, we have to expand and upgrade our enterprise resource planning, or ERP, system which is critical to the accounting and financial functions of our company. Our current ERP system was developed for companies much smaller than we are now. We are now in the early stages of evaluating alternative solutions, both short term and long-term, to meet the operating, administrative and financial reporting requirements of our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and could materially adversely affect our operating results and impact our ability to manage our business. At some point, we may outgrow our existing ERP system and need to transition our systems to a new platform. Such a transition would be time consuming and costly, and would require management resources in excess of those we currently have.

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

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002, the trading price of our common stock has ranged from a high of $33.46 per share to a low of $1.18 per share. The closing sales price of our common stock on March 11, 2005 was $16.48. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	sales or the perception in the market of possible sales of shares of our common stock by our directors, officers, employees or principal stockholders;

•	changes in market valuations of other technology companies; and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

•	announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

     Due to these factors, the price of our stock may decline and investors may be unable to resell their shares of our stock for a profit. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” or SFAS 151. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges and not included in overhead regardless of whether they meet the criterion of “so abnormal.” Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the impact of adopting SFAS 151 and expect the impact upon adoption in the first quarter of fiscal 2006 will not have a material impact on our consolidated financial position and results of operations.

     On December 16, 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board, or APB, Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. See Notes 2 and 7 for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. We are currently assessing the impact of adopting SFAS 123(R) and expect the impact upon adoption in the first quarter of fiscal 2006 to have a material impact on our consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     We sell our products globally, in particular, to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.

     All of our transactions with our vendors and customers are denominated in U.S. dollars. The only expenses that we incur in currencies other than U.S. dollars are certain costs affecting gross profits, selling, general and administrative and research and development expenses, incurred primarily in China, where the renminbi, or RMB, is the local currency, and in Taiwan, where the New Taiwan Dollar, or NTD, is the local currency. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. Taiwan does not currently benchmark the NTD exchange ratio against the U.S. dollar. Expenses that are denominated in currencies other than U.S. dollars have not historically been a material percentage of our revenues.

     We do not believe that our foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar. We do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

     We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products, and results of operations.

Quantitative and Qualitative Discussion of Market Interest Rate Risk

     Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing periodic evaluations of our investment portfolio. We presently invest in short-term bank market rate accounts, certificates of deposit issued by banks, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

     Partly in connection with the restatement of our financial statements for the first, second and third quarters for fiscal 2004, our Independent Registered Public Accounting Firm has identified material weaknesses in our internal controls and procedures relating to errors in our recognition of revenue resulting from failure to review distributor reports and from incorrectly applying revenue recognition policies in accordance with title transfer, risk of loss and related shipping terms. Our Independent Registered Public Accounting Firm also noted a material weakness related to our need to increase our financial reporting and accounting staffing levels to ensure that we can meet our financial reporting obligations given the significant growth in our business in recent periods. In addition, our Independent Registered Public Accounting Firm reported additional observations and recommendations with respect to our financial reporting and internal controls. Correcting the identified material weaknesses and addressing the other issues identified by our Independent Registered Public Accounting Firm, responding to the findings of the internal review and the independent investigation and continuously strengthening our internal controls and financial reporting capabilities are amongst of our highest priorities. We have adopted and implemented measures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported accurately, and we continue to adopt and implement, several measures in connection with our ongoing efforts to improve our control processes and corporate governance in response to the issues identified in the internal review, independent investigation and the report of our Independent Registered Public Accounting Firm. Measures taken to date include the following:

•	Working in cooperation with the distributor who did not report resales of our image-sensor products on a timely basis to receive sell-through data from such distributor for each full quarterly period.

•	Additional training of our financial reporting and accounting staff to be particularly attentive to reviewing distributor reports to prevent revenue recognition errors from occurring; and

•	Addition of staff members with expertise that is critical to the control and growth of our organization.

     Measures we are continuing to implement include the following:

•	Additional training of our marketing and our financial reporting and accounting staff to be particularly attentive to the terms of purchase orders, including matters related to title transfer, risk of loss and related shipping terms, to prevent revenue recognition errors from occurring.

•	Augmenting our internal control and financial reporting staff, both domestically and abroad, to help ensure that we can adequately meet our financial reporting responsibilities as our business continues to grow.

•	Improving and standardizing our internal processes, and taking additional steps to ensure that all transactions follow the relevant process.

•	Improving our IT infrastructure on an enterprise-wide basis.

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

     In addition to efforts to strengthen our internal controls as a result of the matters identified in connection with the independent investigation and internal review discussed above as well as those identified by our Independent Registered Public Accounting Firm, we are in the process of documenting our internal controls in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. Both we and our Independent Registered Public Accounting Firm are testing our internal controls in connection with the requirements of Section 404 and expect that as part of the documentation and testing of our internal controls there could be areas identified for further attention or improvement. We also could identify areas to be addressed where failure to strengthen internal controls could adversely affect our ability to report on our operating results and financial condition accurately or on a timely basis, which could adversely affect our stock price.

     While we continue to enhance our internal controls and procedures, we have instituted disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within our company would be detected.

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

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The settlement is subject to Court approval and a number of other conditions. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. We further believe that the settlement is not expected to have any material adverse affect on our financial condition, results of operations or cash flows.

     On August 21, 2002, we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation of San Jose, CA for infringement of Taiwan patent NI-139439 that had been issued to us related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which decision was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, we filed an action with the High Administrative Court of Taiwan (the “High Court”) to reverse the grant of cancellation. On March 3, 2005, we received notification from the High Court regarding its action to reverse the grant of the cancellation notifying us to attend a hearing to be held on March 18, 2005. On March 3, 2005, we also received a ruling from the High Court in which the judge ordered IC Media Corporation to participate in the March 18, 2005 court proceedings.

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

     On June 10, 2004, the first of several putative class actions filed against us and certain of our present and former directors and officers in federal court on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. The class action is still in its early stages. We believe that these lawsuits are without merit, have filed a motion to dismiss and intend to defend the cases vigorously.

     Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court was captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court was captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). The complaints generally sought unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. These complaints appeared to be based upon the same allegations contained in the securities class actions. We were named solely as a nominal defendant against whom no monetary recovery was sought. Both the state and federal derivative actions have been dismissed.

ITEM 5. OTHER INFORMATION

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to discuss the non-audit services approved by our audit committee to be performed by PricewaterhouseCoopers LLP, or PWC, our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of PWC for non-audit services in the three months ended January 31, 2005, including the performance of certain tax-related services.

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

Dated: March 14, 2005

By:	/s/ Shaw Hong
Shaw Hong
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: March 14, 2005

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