Form 10-K
period 2005-04-30
OMNIVISION TECHNOLOGIES INC
filed 2005-07-14
CIK 1106851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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
Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     As of October 31, 2004, the last business day of Registrant’s most recently completed second fiscal quarter, there were 56,536,279 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the Nasdaq National Market on October 31, 2004) was approximately $810,632,149. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of July 11, 2005, the registrant had outstanding 57,894,604 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2005 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2005

PART I

ITEM 1. BUSINESS

     The following information should be read in conjunction with audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. Except for historical information, the following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.” These forward-looking statements include, but are not limited to, statements including the words “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth under the caption “Factors Affecting Future Results,” beginning on page 34 of the section of this Annual Report entitled “Management‘s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report, or incorporated by reference into this report and other documents we file with the U.S. Securities and Exchange Commission. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

Corporate Information

     OmniVision Technologies, Inc., a Delaware corporation, was incorporated May 1995 in California, and reincorporated in Delaware in March 2000. Our executive offices are located at 1341 Orleans Drive, Sunnyvale, California 94089-1136 and our telephone number is (408) 542-3000. Information about our company is available on the Internet at www.ovt.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, or the “SEC”. The information in, or that can be accessed through, our web site is not part of this report.

Overview

     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices we refer to by the name CameraChip™, capture images electronically and are used in a number of consumer and commercial mass-market products. Our CameraChips use the complementary metal oxide semiconductor, or CMOS, fabrication process. Our goal in the design of our CameraChips has been to develop single-chip CMOS solutions that integrate a number of distinct functions including image capturing, image processing, color processing and signal conversion and create fully processed images or video streams. Unlike some competing CMOS image sensors, which require multiple chips to achieve the same functionalities, we are able to integrate nearly all camera functions into a single chip. The resulting image or video stream can be displayed on either digital equipment, such as computers, or analog equipment, such as televisions. Manufacturers of products such as digital cameras can use our CameraChips without the need to dedicate additional development resources for image sensor functionality or integration. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products such as camera cell phones that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using either traditional charge-coupled devices, or CCDs, or multiple chip CMOS image sensors.

     We market image-sensor products to customers who incorporate them in either digital or analog mass-market products. Digital mass-market products that currently incorporate our image-sensor products include camera cell phones, digital still and video cameras. Analog products that currently incorporate our image-sensor products include security and surveillance products and interactive video and toy cameras.

     We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors.

     Since our inception, we have shipped over 190 million CameraChips for use in a wide variety of consumer and commercial applications, including approximately 92 million in fiscal 2005.

     We currently outsource the wafer fabrication, color filter application and packaging of our image-sensor products. This approach allows us to focus our resources on the design, development and marketing of our products and significantly reduces our capital requirements.

     We currently perform the final testing of the majority of our products ourselves. During fiscal 2004 and early fiscal 2005, we relocated a substantial portion of our automated image testing equipment from the United States to China. We expect to expand our testing capabilities with additional automated testing equipment, which will also be located in China.

     In August 2004, we announced the introduction of our advanced OmniPixel™ technology. OmniPixel technology represents a global redesign that features new pixel architecture, new circuit design, new embedded algorithms, new materials and new process technology. OmniPixel technology also includes support for features such as auto-focus, zooming, panning and mechanical shutter control. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels. The 5-megapixel sensor’s new architecture is based on our OmniPixel technology. The sensor’s 2.775-micron pixels allowed us to design a 5-megapixel device with an optical format (footprint) of just 1/1.8 inches, making the new five-megapixel sensor small enough to meet the increasing demand for smaller, low-cost cameras with high performance. In November 2004, we announced that we were shipping samples of our latest 2-megapixel OmniPixel image sensor to leading manufacturers of camera cell phones. We now offer a complete line of sensors from video graphics array, or VGA, to 5-megapixels that use our OmniPixel technology. We are continuing to develop enhanced versions of our OmniPixel technology products, which we expect to introduce in the months ahead.

     In February 2005, we announced the introduction of the first Smart Sensor™ image sensor, the OV810, which is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. The current target market of the OV810 is mass-market smart toys.

     In April 2005, we completed the acquisition of privately held CDM Optics, Inc., or CDM. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding™ that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. Wavefront Coding transforms the task of focusing a lens from an opto-mechanical process to one of optical encoding and signal processing, and we expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing OmniVision sensors.

Industry Background

Image Sensor Technologies

     Digital imaging enables the capture of still or moving images without the use of photographic, or chemical-based films. The two most common electronic image sensors, both developed in the late 1960s, are CCD and CMOS image sensors. Both sensors are silicon-based semiconductor devices that convert light to an electric charge for display or storage.

     CMOS image sensors are typically less expensive to produce and consume significantly less power than CCDs, but until recently the quality of CMOS image sensors had lagged behind that of CCDs. Owing to their historically superior image quality, CCDs became a standard for digital imaging and have been used in a wide variety of applications ranging from video camcorders to numerous industrial and scientific applications. Until a few years ago, CMOS image sensors were primarily used for relatively lower-cost applications, such as PC video cameras, for which high image quality was not a priority.

     In recent years, advances in semiconductor manufacturing processes and design techniques have led to improvements in CMOS image sensor performance and image quality, resulting in smaller circuits and better current control, making it possible to design CMOS image sensors that provide high image quality. As a result, CMOS image sensors have become a compelling alternative to CCDs for a wide range of uses, particularly in consumer photography and new camera market segments, such as camera-equipped cell phones and personal digital assistants, where high image quality, low power consumption, small size and low cost are important considerations.

CMOS Sensors versus CCD Sensors

     One of the critical differences between CCD and CMOS image sensors is the way in which each processes an electrical charge, or a signal. Cameras employing CCDs require an additional integrated circuit called an analog-to-digital converter, or ADC, to convert a signal from analog to digital format. In contrast, image sensors based on the CMOS manufacturing process are able to integrate a number of functions on one device, enabling all of the conversion circuitry to be incorporated in a single sensor chip. This high level of integration reduces the overall number of components and system complexity, and reduces the space required for them.

Single Chip versus Multiple Chip CMOS Image Sensors

     Most CMOS image sensor-based systems are made up of two integrated circuits: the CMOS image sensor itself and a separate digital signal processor, or DSP. A few CMOS image sensor vendors have introduced “camera on a chip” solutions, which incorporate not only the ADC but also additional signal processing, formatting and encoding circuitry all on a single chip. However, many of these single chip solutions are only suitable for lower quality applications and require a separate DSP for image enhancement if used in higher quality applications.

     Image quality, power consumption, size requirements and cost are the primary considerations of manufacturers when choosing an image sensor for a particular application. With the rising popularity of digital photography and the continuing consumer demand for ever-smaller camera-enabled devices, size has become an increasingly important consideration. Smaller form factors create numerous challenges for solutions based either on CCDs, which can require upwards of eight integrated devices, or on multiple chip CMOS image sensors, which require at least two integrated devices. Single chip CMOS image sensor solutions typically occupy approximately half of the space required by the multiple chip solutions, while providing equivalent or even superior image quality, with lower power consumption and at a lower overall cost.

Market Opportunity

     Growth in demand for CMOS image sensors for use in cell phones in fiscal 2005 continued to account for a substantial portion of our revenue growth, building on the momentum we gained in 2004. Growth in demand for CMOS image sensors for use in digital still cameras accounted for a substantial portion of our overall sales growth in fiscal 2003. We believe that these markets continue to represent growth opportunities. Other applications and markets that we are focusing on include security and surveillance, automotive, medical, personal identification systems, toys and interactive video game consoles and embedded applications for personal computers. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe there are significant additional opportunities for mass-market applications for CMOS image sensors.

Our Solution

     Our highly integrated CameraChips have been specifically designed to be cost efficient and to provide high image quality. By integrating a number of distinct functions onto a single CMOS chip, including image capturing, image processing, color processing, signal conversion and output of images for either digital or analog equipment, our CameraChips offer camera device manufacturers a number of benefits, including the following:

     High Image Quality and Resolution. We have developed a number of proprietary methods for enhancing image quality by increasing our CameraChip’s sensitivity to light and significantly improving our signal to noise ratio. These methods allow us to reduce the size of each individual pixel and thereby increase the number of pixels in a given sensor. The result is a portfolio of several high resolution CameraChips currently ranging up to a 5-megapixel product. In addition, we are able to produce CameraChips at lower resolutions with smaller pixel arrays, which serves to reduce the overall cost of the CameraChip and its supporting components, such as lenses.

     Lower Cost. The highly integrated design of our CameraChip enables our customers to build cameras that are generally less expensive than those using CCD technology or multiple chip CMOS image sensors. This cost saving is driven, in large part, by the fact that we have been able to achieve a high level of functionality in a single chip, as opposed to our competitors’ solutions of requiring additional components or chips to achieve the same level of functionality. We integrate the entire imaging process on a single chip, often eliminating the requirement for a separate DSP. Our integrated solution reduces the number of parts subject to failure and thus increases the reliability of our image sensors.

     Smaller Size and Lower Power Consumption. Our highly integrated solution enables our customers to develop cameras that are smaller in size and use less power than cameras based on CCD or multiple chip CMOS image sensor technology. For portable applications such as cell phones, size and power consumption are critical design considerations for device manufacturers. Our CameraChips integrate the image capture and signal processing circuitry on a single chip, often eliminating the requirement for a separate digital signal processor, or DSP, thus consuming less board space in the device and enabling our customers to reduce the overall size of their products or to integrate additional functions. In addition, because CCDs and multiple chip CMOS image sensors have a higher component count, they typically have lower battery performance. We believe that the size and power characteristics of our CameraChip will enable us to penetrate new mass-market applications as device manufacturers take advantage of their ability to integrate complete camera functionality in their products without sacrificing other key functions or performance.

     Accelerated Time to Market. The highly integrated nature of our CameraChip simplifies the design of cameras and allows our customers to shorten their product design cycles. This provides our cell phone industry and consumer electronics customers with critical competitive advantages, as time to market is typically a major determinant of product success and longevity. We also work closely with our customers to accelerate product development cycles by providing camera reference designs, engineering design review services and customer product evaluation, testing and debugging services. In addition, we have designed our manufacturing and production processes to allow us to quickly ramp production volumes to meet increased customer demand, which is particularly important in high volume markets such as cell phone cameras and digital still cameras.

     Streamlined Manufacturing and Production. Our CameraChips are well suited for production using relatively simple, low cost and large-scale manufacturing techniques. In general, competing CCDs and multiple chip CMOS image sensors must be individually calibrated to match companion components in order to maximize image quality due to the inconsistency of the image output from one image sensor to the next. Since our CameraChips yield consistent quality, our customers typically do not need to dedicate specialized resources for functional testing, thereby significantly streamlining their manufacturing process.

     Ease of Use. Our single chip CMOS design outputs video in industry standard formats directly from the chip. These formats include the National Television System Committee, or NTSC, format and/or the Phase Alternating Line, or PAL, format for analog video and, for digital video, a standard signal color encoding system known as YUV. As a result, our CameraChips can be quickly and easily integrated into products targeted at numerous mass-markets. This is especially important in markets such as in cell phones, PCs and PDAs, where video-imaging expertise has not been fully developed. Competing solutions from CCDs or multiple chip CMOS manufacturers require that camera device manufacturers dedicate internal development resources to image processing and away from core product design. Our CameraChips can perform all necessary image-processing functions in a single chip, often eliminating the requirement for a separate DSP, thus greatly reducing the complexity of design and the time required to bring a camera-enabled product to market.

Strategy

     Our goal is to produce the image sensors of choice for all available end-use markets.

     Maintain and Extend Technology Leadership. We intend to maintain and extend our position as a leader in CMOS image sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the sensor and the signal processor into a single chip, often eliminating the requirement for a separate DSP. As a result, our CameraChips offer camera device manufacturers advantages in terms of size, power consumption, cost and ease of design. In addition, we have successfully migrated full volume production from .8 µm, .6 µm, .5 µm, .45 µm and .25 µm to .18 µm process geometries, which enables us to increase the resolution of our image sensors while decreasing overall chip size. We are currently in the process of migrating to the .13 µm process geometry, and expect to begin volume production in calendar 2005. We have successfully developed sensor technology from 100,000 pixels to 5-megapixels, underscoring our ability to deliver solutions to address changing market demands. We are committed to continue increasing image quality and to reducing the overall size of the CameraChip’s array.

     Leverage Expertise Across Multiple Mass-Market Applications. We intend to continue to focus on developing our CameraChips for multiple mass-market applications. To date we have shipped over 190 million CameraChips. As camera functionality becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain end- markets to expand into emerging mass-market applications for our CameraChips. For example, we used our pixel size reduction expertise in high resolution digital still camera markets to develop high resolution CameraChips for cell phone applications. Other markets and applications we are focusing on include security and surveillance, automotive, medical, personal identification systems, toys and interactive video game consoles and embedded applications for personal computers.

     Further Develop Close Customer Relationships. We intend to enhance our customer relationships by continuing to collaborate with our customers on the design and specification of their products. We work with customers during various stages of their product development cycles, including strategic decision-making, new product design and replacement design to help them develop a logical technology migration path and to ensure that our products meet their future design needs. By working closely with our customers, we believe we can better anticipate their future design needs and increase the likelihood that they will incorporate our CameraChips into their products.

     Continue to Develop Our Proprietary Technology to Maintain Competitive Advantage. We intend to continue to develop proprietary intellectual property to maintain our competitive advantage. For instance, we developed a proprietary testing process that enables us to achieve increased yields with relatively low capital expenditures. We have developed a variety of proprietary technologies that expand the utility of our CameraChip solutions. For example, our VarioPixel technology enables us to enhance the low light video capabilities of our high resolution CameraChips by manipulating multiple pixels to act as a single pixel in order to improve the chip’s overall performance. Camera chips that incorporate this technology can provide significantly improved low light performance at video resolutions, giving consumers improved liquid crystal display, or LCD, preview capabilities and enhanced video capture. In addition, we have produced CameraChips capable of generating useable data in both low light and bright light conditions simultaneously. This high dynamic range technology enables the use of CameraChips in demanding environments such as in automobiles and security applications. Our commitment to enhancing our proprietary technology is reflected in our recent acquisition of CDM and its Wavefront Coding technology.

     Increase Our Market Presence. We intend to increase our visibility and penetration into new product designs by collaborating with OEMs, VARs and distributors and by entering into partnerships with other companies that offer complementary and supporting technologies. In certain instances we will provide design services to our contract manufacturing partners, enabling them to increase their overall value-added through the production of highly tailored end products, which we believe will increase the likelihood that they will recommend the use of our products to branded manufacturers. In addition, we will team with companies that offer complementary and supporting technologies to integrate our products with theirs for use in the reference designs that they promote to manufacturers. As a result, we believe that we are able to provide our customers with valuable design and marketing references.

Products

     Our main products, image-sensing devices we refer to by the name CameraChip™, are used to capture images electronically and are used in a number of consumer and commercial mass-market applications. Our products have a variety of features, including:

Product Features
CMOS CameraChip	Black and white or color

Resolutions	Low resolution
Medium resolution
High resolution

Output signal	Analog for television, digital for computers and other digital devices

Operating voltage	5 volt, 3 volt, 2.7 volt or 1.8 volt

Optical lens size	1/7, 1/6, 1/5, 1/4, 1/3 or 1/2 inch format

Interface chips	For connecting to computers and other devices

Software drivers:

• Standard operating systems	Windows, Linux and Mac OS

• Embedded systems	Symbian, Palm OS, Windows Embedded and Windows CE

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

	Fiscal Year Ended April 30,
	2003	2004	2005
	(in thousands)
Digital applications	$84,487	$285,425	$350,327
Analog applications	24,511	32,698	37,735

Total	$108,998	$318,123	$388,062

     We provide companion chips used to connect our CameraChips to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to personal computers and other industry standard interfaces. In addition, we provide companion chips that perform compression in standardized still photo and digital video formats.

     We also design and develop standard software drivers for Microsoft Windows, Linux and Mac OS, as well as for embedded operating systems such as Windows Embedded, Windows CE, Symbian and Palm OS. These software drivers accept the image data being received from the USB, provide data decompression, if required, and manage interface protocols with the camera. These drivers have been designed for speed and flexibility and allow easy customization of the user interface.

Fluctuating Product Cycles and Seasonality

     Many of the products using our CMOS image sensors, such as cell phone cameras, digital still cameras, personal computer cameras and cameras for toys and interactive video game consoles, are consumer electronics goods.

These mass-market camera devices generally have seasonal cycles which historically have caused our customers to experience fluctuating demand cycles. As a result, these seasonal demand patterns could cause our results of operations to fluctuate from period to period. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. If we fail to predict accurately and respond appropriately and on a timely basis to seasonal fluctuations, or if there is any disruption of consumer buying habits during these key periods, our business and operating results would be harmed. As consumer product applications for image sensors grow, we expect to experience increased seasonality in our business.

Customers

     We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2005, we shipped approximately 92 million CameraChips, as compared to approximately 57 million CameraChips during fiscal 2004.

     In fiscal 2005, approximately 79.4% of our revenues were derived from OEMs and VARs. Two OEM and VAR customers accounted for 19.1% and 15.6% of our fiscal 2005 revenues, respectively. No other OEM and VAR customers accounted for 10% or more of our fiscal 2005 revenues.

     In fiscal 2005, approximately 20.6% of our revenues were derived from distributors. One distributor customer accounted for approximately 10.9% of our fiscal 2005 revenue. No other distributor customers accounted for 10% or more of our fiscal 2005 revenues.

Sales and Marketing

     We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2005, our sales and marketing organization had a total of 62 full-time employees. We also have six independent distributors, five of which are located outside the United States. Sales outside of the United States represented 94% of revenues in fiscal 2003 and 99% of revenues in fiscal 2004 and fiscal 2005. We expect that sales outside of the United States will continue to account for a significant majority of our revenues. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our CameraChip solutions.

Technology

Mixed Analog/Digital Circuit and CMOS Image Sensor Design

     We have the in-house expertise to design complex analog and digital semiconductor circuits. This in-house expertise enables us to process video data in both analog and digital domains, which has allowed us to optimize each aspect of analog and digital chip design. Analog processing works directly with the original image signals without the loss of data that typically occurs in conversion to digital processing. Analog circuits require considerably less space, which means we can design smaller chips that have more functions but that still produce far less noise than is typically generated by the heat and cross talk found in digital circuits. Analog processing is the key for integrating all of the functions on a single chip, thereby taking advantage of the benefits of CMOS technology. We have also developed in-house expertise in the mixing of analog and digital signals in the same semiconductor design without suffering the common problems of interference from noise caused by heat or crosstalk. Our in-house semiconductor design engineers are skilled in the design of high speed, low power, mixed analog/digital image sensors with advanced pixel cell structures. We use advanced design techniques to develop high-speed, highly integrated semiconductors which can be fabricated using standard CMOS processes. The result has been a combination of improved image quality coupled with reduced line noise.

Advanced Image Processing

     With our recent acquisition of CDM Optics and its Wavefront Coding systems, we have significantly expanded our proprietary technology. Wavefront Coding combines optics and electronics to significantly increase the depth of field of an image without changing the aperture of or reducing the amount of light reaching the lens and can eliminate the need for a mechanical auto-focus system. Wavefront Coding changes the phase of light as it traverses a specialized element in the lens and deliberately blurs all points in any image to an identical degree. Powerful algorithms then remove the system-dependent image blur to produce a sharp and clear image from the intermediate coded image.

Automated Testing

     Automated testing methods and equipment designed for conventional CMOS devices are not sufficient for testing an image sensor. In addition to testing all of the normal logic and electrical functions, an optical test must be performed on the image sensor. The sensor is turned on and captures a live image which is subsequently analyzed for quality and color. Our in-house expertise has enabled us to design automatic testing equipment specifically for CMOS image sensors. Using commercially available off-the-shelf modules and components, we have designed and developed a complete PC-based testing system that has automatic handling capability, an image source, a lighting and lens system and automatic output sorting. This low cost system is programmable so that testing criteria and testing methodology can be easily changed or replicated for additional systems needed to meet increased production requirements. The system produces detailed reports on test results that are used for feedback to our quality control and operations departments. We currently use these systems to deliver a high quality product at high production volumes.

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

     To best support standard digital video equipment, our digital CameraChips output a standard video signal color encoding system known as YUV, as well as unprocessed image data known as raw red, green, blue, or RGB. YUV is an uncompressed, fully processed video format used by standard video and computer equipment such as personal computers and digital still cameras. Raw RGB is the unprocessed color image data that is output directly from the sensor array and converted into a digital format. Since we fully process and enhance our video images in an analog state and then format and convert them to digital YUV as the last step in our process, we can significantly reduce the need for digital circuitry in our design. As a result, our CameraChip can easily be integrated into digital imaging products such as still cameras and camera equipped mobile phones without the need for supporting chips. If the raw digital data is needed from our CameraChip, we can also supply this unformatted, unprocessed information.

Research and Development

     The internal structure of our CMOS CameraChips has been designed in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that can rapidly be modified or used in new product developments. As a result, circuit improvements are designed to transfer readily to other CameraChip products to help reduce total development time and cost for new products. As of April 30, 2005, we had a total of 165 full-time employees in research and development. Research and development expenses for fiscal 2003, 2004 and 2005 were approximately, $11.6 million $15.5 million and $25.5 million, respectively.

Intellectual Property

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChips. As of April 30, 2005, we have been issued 47 United States patents which expire between October 2015 and October 2022. We have also received 36 foreign patents which expire between October 2015 and October 2022. As of April 30, 2005, we have 93 additional United States patent applications pending, of which two have been allowed, and we have filed 166 foreign patent applications, of which 10 have been allowed.

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

Manufacturing

Wafer Fabrication

     Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing for CameraChips to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Corp., or PSC. Our CameraChips are currently fabricated using a standard process at 0.13, 0.18, 0.25, 0.50 and 0.60 microns. In addition, TSMC, United Microelectronics Corporations, or UMC, and Semiconductor Manufacturing International Corporation, or SMIC, fabricate our interface chips.

Color Filter Application

     A majority of our fiscal 2005 CameraChip sales were color CameraChips, which require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual picture elements in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each picture element. We outsource the application of our color filters and micro lenses to VisEra Technology Company, or VisEra, (our joint venture with TSMC) and Dai Nippon Printing, or DNP.

Wafer Probe Testing

     Wafers that are designated for chip-on-board packaging require an additional step in the production process called wafer probe testing. We outsource the testing of these selected wafers to Winstek Semiconductor Corp., or Winstek.

Assembly

     After wafer fabrication, and color filter application if required, the wafers are diced into chips, which are then assembled into packages. Our products are designed to use standard packaging that are widely used for optical sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. For our higher-priced product lines, we rely on Advanced Semiconductor Engineering, or ASE, Kyocera and Impac, an investee company, for substantially all of our ceramic chip packaging. We rely on Impac for our plastic chip packaging, which are generally used in our lower-priced product lines, and on XinTec, another investee company, and, to a lesser extent, Shellcase Ltd. for chip scale packages, which are generally used in our product lines designed for the smallest form factor applications.

Final Testing

     High volume product final testing is a critical element of the production of CameraChips and is a substantial barrier to entry for potential competitors. Production final testing instruments designed for conventional CMOS devices are not sufficient for testing image sensors, because an optical image must be captured and checked in addition to checking the normal logic and electrical functions.

     We have designed our own automated final test equipment using readily available modules and components. These testers are PC-based and have automated handling capability, a lighting and lens system, a changeable image source and automated output sorting by grade. The system is programmable so that testing criteria and methodology can be changed easily to accommodate new products or special testing requests. We believe our cost to build a system is substantially less than that of commercially available testers. We can expand our production capability by building additional systems at a low cost.

     We use the reports from our final testing instruments to identify failures in order to assess the root causes and take corrective actions. Since CameraChips are optical products, exposure to impurities is a major concern during the color filter application and packaging processes. We use test data to establish yield goals at each step of the manufacturing process and to take appropriate remedial action.

     Currently, substantially all of our final testing is performed at our facility in China, although some newer products are tested at our facility in California. We expect to expand final testing capabilities with additional automated testing equipment, which will also be located in China. We have also formed a joint venture in Taiwan with TSMC, called VisEra Technology Company, or VisEra, for the purposes of providing manufacturing services and automated final testing services for our products.

Product Quality Assurance

     We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in-depth circuit simulation before we commit them to silicon. Test wafers are fabricated and test chips are packaged and tested. Before we commit a new product to production, we fabricate test wafers, package test chips and test the final product. We keep initial production runs to a minimum until sufficient products have completed the entire manufacturing and testing process and are delivered to and approved by customers. We commit to full production runs after final customer approval.

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

Competition

     We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competition comes from CMOS and CCD image sensor manufacturers:

•	CMOS Image Sensor Manufacturers. Image sensor manufacturers using CMOS technology include a number of well established companies such as Agilent, Canon, Cypress, ESS, Fujitsu, Kodak, MagnaChip, Micron, Mitsubishi Electronic, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt and Pixelplus.

•	CCD Image Sensor Manufacturers. Image sensor manufacturers using CCD technology include a number of well-established companies, particularly vertically integrated camcorder and high-resolution digital still camera manufacturers. Our main competition from CCD manufacturers comes from Fuji, Matsushita, NEC, Sharp, Sony, Sanyo and Toshiba.

     Our competitors include many large domestic and international companies that have greater presence in key markets, greater access to advanced wafer foundry capacity, substantially greater financial, technical, marketing, manufacturing, distribution and other resources, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products.

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

     We believe that the principal factors affecting our competition in our markets include relationships with key OEMs that incorporate image sensors into mass-market applications, relationships with key distributors, relationships with semiconductor foundries and other participants in the semiconductor manufacturing chain, time to market, quality, total system design cost, product performance, customer support and supplier reputation. We believe that we compete effectively with respect to these factors.

Backlog

     Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2005 and 2004, our backlog was approximately $60.3 million and $103.5 million, respectively. The decline in our backlog reflects the fact that with product in relatively free supply as compared to a year ago, customers do not need to place purchase orders as far in advance of shipments as they did in the prior period. Our current backlog is subject to changes in delivery schedules, and backlog may not necessarily be an indication of future revenue.

Employees

     As of April 30, 2005 we had a total of 871 full-time employees, 168 located in the U.S. and 703 located in China, Finland, Hong Kong, Japan, South Korea, Sweden, Taiwan and the United Kingdom. Most of the increase from the prior year occurred in China to staff our expanded test facilities. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

     For information about revenue and long-lived assets by geographic region/country, see “Note 14 — Segment, Product Line and Geographic Information” in Part II, Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

ITEM 2. PROPERTIES

     Our principal offices are located in a leased 43,960 square foot facility in Sunnyvale, California. Our lease on the Sunnyvale facility expires on May 31, 2009 with the right to extend the lease for an additional five years. In December 2001, our Chinese subsidiary entered into an agreement to lease 447,400 square feet of land in Shanghai, China on which we have built a facility, which is currently used for product design and testing and may possibly be used for other activities in the future. This lease agreement expires in December 2051. We believe that our existing facilities are suitable and adequate for our present purposes.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The settlement is subject to final Court approval and a number of other conditions. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. We further believe that the settlement will not have any material adverse affect on our financial condition, results of operations or cash flows.

     On August 21, 2002, we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation for infringement of Taiwan patent NI-139439 that had been issued to us related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, we filed an action with the High Administrative Court of Taiwan (the “High Court”) to reverse the grant of cancellation. The High Court dismissed our action on May 3, 2005 after a hearing held on March 18, 2005, and we received the written judgment from the High Court on May 11, 2005. We decided not to appeal this decision by the May 31, 2005 deadline, and the parties have agreed to the withdrawal of our infringement case claiming damages against IC Media.

     On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. The class action is still in its early stages. We believe that these lawsuits are without merit, have filed a motion to dismiss and intend to defend the cases vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No stockholder votes took place during the fourth quarter of fiscal 2005.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The following persons are our executive officers as of the date of this report:

Name	Age	Position
Shaw Hong	67	Chief Executive Officer, President and Director
Raymond Wu	50	Executive Vice President and Director
Peter V. Leigh	60	Vice President of Finance and Chief Financial Officer
Xinping He	42	Senior Vice President of Engineering
Y. Vicky Chou	42	Vice President of Legal and General Counsel
Dr. John T. Yue	58	Vice President of Quality and Reliability
Joseph Jeng	56	Director
Dwight Steffensen	61	Director
Dr. Andrew Wang	68	Director

     Shaw Hong, one of our cofounders, has served as one of our directors and as our Chief Executive Officer and President since May 1995. Mr. Hong holds a B.S. degree in electrical engineering from Jiao Tong University in China and an M.S. degree in electrical engineering from Oregon State University.

     Raymond Wu, one of our cofounders, has served as one of our directors since May 1995 and as our Executive Vice President since October of 1999. From July 1998 to October 1999, Mr. Wu served as our Vice President of Business Development. From May 1995 to July 1998, Mr. Wu was the head of our sales department and our engineering department. Mr. Wu received a B.S. degree in electrical engineering from Chung-Yuan University in Taiwan and a M.S. degree in electrical engineering from Wayne State University.

     Peter V. Leigh has served as our Vice President of Finance and Chief Financial Officer since September 2004. From December 2002 to September 2004, Mr. Leigh was self-employed as a consultant to a technology company. From November 1995 to December 2002, Mr. Leigh served as Chief Financial Officer of Metron Technology, a global provider of materials and services to the semiconductor industry. From 1992 to 1995, Mr. Leigh was Chief Financial Officer of Liposome Technology, a bio-pharmaceutical company. From 1982 to 1992, Mr. Leigh served as Corporate Controller of Bio-Rad Laboratories, a multi-national manufacturer of research chemistry products, clinical diagnostics and analytical instruments. Mr. Leigh holds an M.B.A. degree from the Harvard Business School and a B.A. degree in economics from Oxford University.

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

     Y. Vicky Chou has served as our Vice President of Legal and General Counsel since June 2003. From February 2003 to June 2003, Ms. Chou served as our Corporate Counsel. From August 1999 to January 2003, Ms. Chou was an attorney at Heller Ehrman White & McAuliffe LLP. From June 1997 to July 1999, Ms. Chou was an attorney/corporate specialist at Coudert Brothers LLP. Ms. Chou received a B.S. degree in anthropology from Temple University, an M.B.A. degree from St. Joseph’s University and a J.D. degree from Santa Clara University.

     Dr. John T. Yue has served as our Vice President of Quality and Reliability since February 2005. From September 1999 to February 2005, Dr. Yue was employed by Taiwan Semiconductor Manufacturing Company (TSMC) where he served as Vice President of Quality and Reliability from September 1999 to June 2002 and as Vice President of Technology with the company’s North America operations from July 2002 to February 2005. Prior to joining TSMC, Dr. Yue was employed for 17 years by Advanced Micro Devices (AMD) where he held various positions, including Director of Reliability and Quality in the Corporate Quality Division and was an AMD fellow. Prior to AMD, Dr. Yue held management positions at National Semiconductor and Texas Instruments. He holds a Ph.D. and an M.S. degree in physics from Stanford University, a B.S. degree in physics from the Massachusetts Institute of Technology, and an M.B.A. degree from Southern Methodist University.

     Joseph Jeng has served as one of our directors since April 2003. From April 1999 to the present, Mr. Jeng has been an independent consultant and advisor. From April 1984 to March 1999, Mr. Jeng served as the Chief Executive Officer of Altatron, Inc., a global supply-chain manufacturing services company, which he founded. Mr. Jeng holds a B.S. degree in physics from National Taiwan University, an M.A. degree in physics and an M.B.A. degree from Harvard University.

     Dwight Steffensen has served as one of our directors since August 2004. Since February 2002, Mr. Steffensen has served as a member of the board of directors of Synnex Corporation, a global information technology supply chain services company. Prior to joining the board of Synnex, from February 1996 to August 2000, Mr. Steffensen served as Chairman and Chief Executive Officer of Merisel, Inc. Prior to joining Merisel, Mr. Steffensen served as President and Chief Operating Officer of Bergen Brunswig Corporation. Prior to the merger of Bergen Brunswig and Synergex Corporation, Mr. Steffensen served as President and Chief Executive Officer of Synergex. Mr. Steffensen holds a B.A. degree in economics from Stanford University and is a certified public accountant.

     Dr. Andrew Wang has served as one of our directors since January 2004. Since May 2005, Dr. Wang has served as Chairman and Chief Executive Officer of Phalanx Biotech Group. From 1989 until May 2005, Dr. Wang served as the Chairman of Industrial Technology Investment Corporation, a venture capital firm. Dr. Wang holds a B.S. degree in Electrical Engineering from the National Taiwan University, a M.S. degree in electrical engineering from the University of California, Berkeley, and a Ph.D. degree in electrical engineering from Stanford University.

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

	High	Low
Fiscal 2006:
First quarter (through July 11, 2005)	$16.29	$13.36
Fiscal 2005:
First quarter	$25.47	$11.02
Second quarter	16.05	9.02
Third quarter	19.73	15.61
Fourth quarter	20.36	13.52
Fiscal 2004:
First quarter	$20.69	$12.58
Second quarter	29.57	19.76
Third quarter	33.39	24.24
Fourth quarter	29.70	22.38

     On July 11, 2005, the reported last sale price of our common stock on the Nasdaq National Market was $14.60 per share. As of July 11, 2005, there were approximately 101 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of July 11, 2005 was approximately 35,000.

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

ITEM 6.	SELECTED FINANCIAL DATA

     The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of April 30, 2005 and 2004 and the statement of income data for the fiscal years ended April 30, 2005, 2004 and 2003 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of April 30, 2003, 2002 and 2001 and the statement of operations data for the fiscal years ended April 30, 2002 and 2001 are derived from financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended April 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Revenues	$388,062	$318,123	$108,998	$46,518	$53,707
Cost of revenues (1)	231,508	194,106	66,904	25,983	54,696

Gross profit (loss)	156,554	124,017	42,094	20,535	(989)

Operating expenses:
Research and development	25,485	15,500	11,550	7,754	5,539
Selling, general and administrative	28,063	21,356	10,784	11,505	6,703
Stock compensation charge (2)	958	1,099	398	527	1,018
Litigation settlement	—	—	—	3,500	—

Total operating expenses	54,506	37,955	22,732	23,286	13,260

Income (loss) from operations	102,048	86,062	19,362	(2,751)	(14,249)
Interest income	4,218	1,696	802	1,477	2,692
Other income (loss), net	(173)	1,250	—	—	—

Income (loss) before income taxes	106,093	89,008	20,164	(1,274)	(11,557)
Provision for income taxes	29,706	30,263	4,840	—	—

Net income (loss), net	$76,387	$58,745	$15,324	$(1,274)	$(11,557)

Net income (loss) per share:
Basic (3)	$1.35	$1.11	$0.34	$(0.03)	$(0.34)

Diluted (3)	$1.24	$0.98	$0.31	$(0.03)	$(0.34)

Shares used in computing net income (loss) per share:
Basic (3)	56,688	52,856	45,357	43,724	34,268

Diluted (3)	61,566	59,688	50,200	43,724	34,268

(1) Stock-based compensation included in Cost of revenues	$—	$3	$11	$25	$59

(2) Stock-based compensation by functional area:
Research and development	$9	$68	$150	$232	$618
Selling, general and administrative	949	1,031	248	295	400

	$958	$1,099	$398	$527	$1,018

(3) Amounts have been retroactively restated for a 2-for-1 stock split, which was effective on February 17, 2004

	April 30,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents (4)	$204,057	$124,653	$39,288	$55,803	$51,053
Restricted cash	—	1,072	—	—	—
Working capital	342,755	271,919	80,864	65,067	66,903
Total assets	479,833	345,836	117,953	82,341	78,647
Total current liabilities	78,073	45,823	21,410	10,822	7,371
Retained earnings (accumulated deficit).	126,963	50,576	(8,169)	(23,493)	(22,219)
Total stockholders’ equity	390,098	300,013	96,543	71,519	71,276

(4)	Prior year balances reclassified to conform to current period presentation. See Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.” These forward-looking statements include, but are not limited to, statements including the words “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Results” and elsewhere in this Annual Report and in other documents we file with the SEC.

Overview

     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices we refer to by the name CameraChip™, are used to capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChips are designed to use the CMOS fabrication process. We have designed the majority of our CameraChip as single chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using either traditional CCDs or multiple chip CMOS image sensors.

     In August 2004, we announced the introduction of our advanced OmniPixel™ technology. OmniPixel technology represents a global redesign that features new pixel architecture, new circuit design, new embedded algorithms, new materials and new process technology. OmniPixel technology also includes support for features such as auto-focus, zooming, panning and mechanical shutter control. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels. The 5-megapixel sensor’s new architecture is based on our OmniPixel technology. The sensor’s 2.775-micron pixels allowed us to design a 5-megapixel device with an optical format (footprint) of just 1/1.8 inches, making the new five-megapixel sensor small enough to meet the increasing demand for smaller, low-cost cameras with high performance. In November 2004, we announced that we were shipping samples of our latest 2-megapixel OmniPixel image sensor to leading manufacturers of camera cell phones. We now offer a complete line of sensors from VGA to 5-megapixels that use our OmniPixel technology.

     In February 2005, we announced the introduction of the first Smart Sensor™ image sensor, the OV810, that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. The target market for the OV810 is mass-market smart toys.

     Our image-sensor products are sold to customers who incorporate them in either digital or analog mass-market products. Digital mass-market products that currently incorporate our image-sensor products include camera cell phones, digital still and video cameras. Analog products that currently incorporate our image-sensor products include security and surveillance products and interactive video game and toy cameras.

     We sell our products worldwide directly to OEMs, which include branded customers and contract manufacturers, and VARs, and indirectly through distributors.

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

     In October 2003, we entered into a Shareholders’ Agreement, or the VisEra Agreement, with TSMC, pursuant to which we agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide manufacturing services and automated final testing services. In connection with the formation of VisEra, TSMC and we have separately entered into nonexclusive license agreements with VisEra pursuant to which both parties will license certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we are committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services and automated final testing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

     In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, to establish a joint venture in Taiwan. The purpose of the joint venture, which is called Silicon Optronics, Inc., or SOI, is to conduct manufacturing, marketing and selling of certain of our legacy products. In connection with the establishment of SOI, we have agreed to enter into manufacturing and other agreements as appropriate with PSC. During the fourth quarter of fiscal 2005, we assumed control of the board of directors of SOI and as of April 30, 2005, consolidated SOI into our financial statements for the first time.

     In April 2005, we completed our acquisition of privately-held CDM Optics, Inc., or CDM, and CDM became a wholly-owned subsidiary of OmniVision. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding™, which substantially increases the performance of an imaging system by increasing the depth of field and/or correcting optical aberrations within the image. In transforming the task of focusing a lens from an opto-mechanical process to one of optical encoding and signal processing, Wavefront Coding is expected to significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing our sensors. The closing consideration consisted of $10 million in cash and approximately 515,000 shares of our common stock. We are obligated to pay an additional $10 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our Consolidated Balance Sheets at April 30, 2005.

     As of April 30, 2005, we had approximately $204.1 million in cash and cash equivalents and approximately $90.7 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

The Current Economic Environment

     We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

sources of offshore fabrication, we relocated a substantial portion of our testing operations to China. Since our inception, we have shipped more than 190 million image sensors, including approximately 92 million in fiscal 2005, which demonstrated the capabilities of our production system, including our sources of offshore fabrication. To enhance our production capabilities, we have initiated partnerships with a number of vendors, including TSMC, one of the largest wafer fabrication companies in the world.

     Since we generate a large portion of our product sales through VARs and distributors, we cannot accurately confirm the distribution of our revenues across specific product categories and can only estimate our revenues by market segment. We benefited from growth in shipments for camera cell phones on a year-over-year basis, driven by increased demand for our 1.3-megapixel image sensors. Our estimated sales to the digital still camera market reflected an increase in the three months ended April 30, 2005 from the levels achieved in the previous quarter as a result, in part, of the introduction of a new 3-megapixel chip based on our recently announced OmniPixel technology.

     The digital still camera market demonstrates a continuing trend toward higher resolution products, with a growing acceptance of CMOS image sensors. We have continued to address this trend through the development and introduction of higher resolution products. In anticipation of this market trend, we developed and introduced in September 2004 our first small-scale, CMOS image sensor with five megapixels. The 5-megapixel sensor’s new architecture is based on our OmniPixel technology. In February 2005, we announced eight design wins for this product representing the first uses of a 5-megapixel CMOS image sensor to process both still and video images in mass-market consumer devices. Concurrent with the transition to higher resolution products, we have seen increased competition in the 3-megapixel market with resulting pressures on product pricing. We believe that excess capacity on the part of CCD manufacturers continues to contribute to aggressive price reductions in the 3-megapixel product category.

     We believe the market opportunity represented by camera cell phones remains very large. We also believe that, like the digital still camera market, camera cell phone demand will continue to shift toward higher resolutions. In February 2004, we released our quarter-inch 1.3-megapixel image sensor designed specifically for camera cell phones and are currently in mass production with this product. The fourth quarter of fiscal 2005 marked the first time that 1.3-megapixel unit shipments exceeded VGA unit shipments, and we expect the trend to higher resolutions to continue. We also believe that VGA resolution sensors will continue to account for a large portion of the volume shipments in handsets for the remainder of calendar 2005.

     The digital sensor market also demonstrates a trend toward increasingly sophisticated optical applications. In February 2005, we introduced the first low-cost optical recognition sensor designed specifically for the consumer toy market. Toys that incorporate this technology are able to recognize, learn and recall patterns and human faces and react accordingly. However, we believe this low-cost optical recognition sensor, which permits such applications as facial recognition, motion tracking and pattern recognition, will facilitate the development of many affordable smart toys for mass-market introduction by Christmas 2006.

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

     Many of the products using our CameraChip and OmniPixel image sensors are consumer electronics goods that have particular seasonal cycles such as camera cell phones, digital still and video cameras and cameras for toys and games. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year.

     In August 2004, we announced the introduction of our advanced OmniPixel technology. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels based on our new OmniPixel technology. In February 2005, we introduced our new Smart Sensor image sensor technology. Certain risks are inherent in the introduction of such new products and technology. During the early stages of production, the production yields and gross margins for new products are typically lower than those of established products. In addition, in preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Our estimates reflect the following critical accounting policies:

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

material obligations. We provide for future returns based on historical experience at the time we recognize revenue. For shipments to distributors under agreements allowing for returns or credits, we recognize revenue using the “sell-through” method under which we defer revenue until the distributor resells the product to its customer and notifies us in writing of such sale. Deferred income on shipments to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors. See “Allowance for Doubtful Accounts and Sales Return Reserve” below for additional information regarding sales return reserves.

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

Allowance for Doubtful Accounts

     We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectibility and may require additional provisions, which would negatively impact our operating results. As of April 30, 2005, our allowance for doubtful accounts represented approximately 1.9% of total accounts receivable.

Sales Return Reserve

     Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. The net change in our net sales return reserve balance in fiscal 2005 was approximately 0.5% of revenues, and the reserve was equivalent to 8.0% of total accounts receivable at April 30, 2005.

Inventory Provisions and Effect on Gross Margin

     We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our forecast of future demand for our products, generally for the coming six months. Because of risk of obsolescence, we will generally provide a reserve for the costs of our inventories in excess of our forecast for the applicable period.

     In fiscal 2003, 2004 and 2005, we sold certain previously reserved products. Even though we sold the products at a price that was less than our original cost, because the inventory was previously reserved, sales of these products improved our gross margins. The sale of previously reserved inventory in fiscal 2005 had an immaterial effect on gross margin.

     We attempt to control our inventory levels so that we do not hold inventories in excess of demand for the succeeding 12 months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for future periods. If we have inventories in excess of estimated product demand, we will provide a reserve, which could have a material adverse effect on our reported results of operations and financial position. In preparation for new product introductions, we gradually ramp down production of established products, while preparing for production of newer products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we need. It is also difficult to accurately predict the speed of the ramp of new products or the projected life cycles of new products which have continued to shorten in duration.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Under these circumstances, it is possible that we could suffer from shortages for certain products and also build inventories in excess of demand for other products.

Valuation of Long Lived Assets

     We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Impairment evaluations involve management estimates of assets’ useful lives and future cash flows. When such events occur, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, we recognize an impairment loss. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. To date, we have not recognized any impairment loss. Factors we consider important that could trigger an impairment review include the following:

•	operating losses;

•	significant negative industry trends;

•	significant underutilization of the assets; and

•	significant changes in how we use the assets or our plans for their use.

Accounting for Income Taxes

     As of April 30, 2005, we had recorded a valuation allowance of $1.8 million to offset California tax credit carryovers. We believe that it is more likely than not that we will not realize these carryovers. In the future, when the credit is utilized and the valuation allowance is released, $1.4 million of the tax benefit resulting from the exercise of employee stock options will be accounted for as a credit to stockholders’ equity rather than a reduction of the income tax expense in the year such event occurs. For fiscal 2003, 2004 and 2005, the income tax provision reflected an effective tax rate of 24%, 34% and 28%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40% because of the lower tax rates that prevail in jurisdictions outside the United States, the reversal of the fiscal 2002 valuation allowance, certain tax credits and other factors.

     We expect that our consolidated effective tax rate will decrease in fiscal 2006 as compared to fiscal 2005 and be less than the combined federal and state statutory rates. Achieving an effective tax rate in fiscal 2006 that is less than the combined federal and state statutory rates is principally dependent upon the proportion of our income we earn in jurisdictions outside the United States.

Litigation and Contingencies

     From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified in “Legal Proceedings” in Part I, Item 3 of this Annual Report.

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. See “Legal Proceedings” for a description of the counterclaim IC Media brought against us with respect to one of our foreign patents. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

These disputes may result in costly and time consuming litigation or require the license of additional elements of intellectual property for a fee.

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

     Given the uncertainties associated with litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position or cash flows.

Results of Operations

     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Fiscal Year Ended April 30,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	59.7	61.0	61.4

Gross margin	40.3	39.0	38.6

Operating expenses:
Research and development	6.6	4.9	10.6
Selling, general and administrative	7.2	6.7	9.9
Stock compensation charge	0.2	0.3	0.4

Total operating expenses	14.0	11.9	20.9

Income from operations	26.3	27.1	17.7
Interest income	1.1	0.5	0.8
Other income, net	—	0.4	—

Income before income taxes	27.4	28.0	18.5
Provision for income taxes	7.7	9.5	4.4

Net income	19.7%	18.5%	14.1%

Revenues

     We derive revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, digital still cameras, security and surveillance cameras and interactive video and toy cameras. Revenues increased 22.0% to approximately $388.1 million for fiscal 2005 from $318.1 million for fiscal 2004. Revenues increased 191.9% to approximately $318.1 million for fiscal 2004 from $109.0 million for fiscal 2003. As shown in the table below, these increased revenues are due to an increase in sales of our image-sensor products for digital applications, principally camera cell phones and digital still cameras, partially offset by declines in average selling prices.

Revenues from Sales of Image-Sensor products for Digital as Compared to Analog Applications.

     Our image-sensor products are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our image-sensor products are camera cell phones, digital still cameras, personal computer camera applications and interactive video and digital toy cameras. Examples of analog applications that incorporate our image-sensor products are security and surveillance cameras and analog toy cameras. We sell a large portion of our products through VARs and distributors, and often we do not know

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

the product or end-use market addressed by the manufacturers who ultimately embed our image-sensors into their products. As a result of our sales to VARs and distributors and because our image-sensor products can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories, and they are as follows (in thousands):

	Fiscal Year Ended April 30,
	2005	2004	2003
Digital applications	$350,327	$285,425	$84,487
Analog applications	37,735	32,698	24,511

Total	$388,062	$318,123	$108,998

Comparison of Fiscal 2005 and Fiscal 2004

     Digital revenues. Revenues from sales of image-sensor products for digital applications increased 22.7% to approximately $350.3 million in fiscal 2005 from $285.4 million in fiscal 2004. Revenues from sales of image-sensor products for digital applications represented 90.3% and 89.7% of revenues in fiscal 2005 and fiscal 2004, respectively. The year-over-year increase in revenues from sales of image-sensor products for digital applications for fiscal 2005 was primarily due to an increase in unit sales of approximately 32.8 million, or 62.9%, resulting from increased demand for image-sensor products used in camera cell phone and digital still camera applications. We believe that demand in the camera cell phone market during fiscal 2005 continued to reflect a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality in handsets as consumers upgrade their cell phones. For fiscal 2005, the increase in unit sales was partially offset by a decline in average sales prices resulting from the intensely competitive nature of the image sensor market. Our image-sensor products face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence. As a result of this highly competitive environment, we expect that average sales prices for digital image-sensor products will decline in the future.

     Analog Revenues. Revenues from sales of image-sensor products for analog applications increased 15.4% to approximately $37.7 million in fiscal 2005 from $32.7 million in fiscal 2004. Revenues from sales of image-sensor products for analog applications represented 9.7% and 10.3% of revenues in fiscal 2005 and fiscal 2004, respectively. The increase in revenues from sales of image-sensor products for analog applications in fiscal 2005 primarily was due to an increase in unit sales of approximately 1.8 million, or 34.9%. The decline in analog revenues as a percentage of revenues in fiscal 2005 resulted from the proportionately greater increase in digital revenues during the period. Image-sensor products for analog applications are used primarily in cameras for security applications and toys and games. The increase in unit sales was partially offset by a decline in average sales prices in fiscal 2005. We expect that average sales prices for analog image-sensor products will decline in the future.

Comparison of Fiscal 2004 and Fiscal 2003

     Digital revenues. Revenues from sales of CameraChips for digital applications increased 237.8% in fiscal 2004 from fiscal 2003 and represented 89.7% and 77.5% of our revenues in fiscal 2004 and fiscal 2003, respectively. The increase in revenues from sales of CameraChips for digital applications in fiscal 2004 primarily was due to increases in unit sales of approximately 40.2 million, or 336.5%, and was led by increases of approximately 31.6 million, or 469.6%, in unit sales of lower resolution CameraChips products used primarily in cell phone and toy applications, which carry a lower average sales price than CameraChips used for digital still camera applications. We believe that demand in the cell phone market resulted from increased requirements from service providers to include camera functionality on handsets as consumers upgrade their cell phones. The increase in revenues from sales of high resolution CameraChips used primarily for digital still camera applications also resulted from increases in unit sales of 8.4 million, or 161.1%, in fiscal 2004. The increase in unit sales was partially offset by a decline in average sales prices during fiscal 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     Analog Revenues. Revenues from sales of CameraChips for analog applications increased 33.4% in fiscal 2004 from fiscal 2003 and represented 10.3% and 22.5% of our revenues in fiscal 2004 and fiscal 2003, respectively. This increase in revenues from sales of CameraChips for analog applications in fiscal 2004 was due primarily to increases of approximately 2.1 million, or 72.8%, in unit sales. The decline in analog revenues as a percentage of revenues in fiscal 2004 resulted from the proportionately greater increase in digital revenues during the period. Such CameraChips for analog applications are used primarily in cameras for toys and games and security applications. The increase in unit sales was partially offset by a decline in average sales prices in fiscal 2004.

Revenues from Sales to OEMs and VARs as Compared to Distributors

     We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in each of fiscal 2005, 2004 and 2003:

	Fiscal Year Ended April 30,
	2005	2004	2003
OEMs and VARs	79.4%	75.3%	67.8%
Distributors	20.6%	24.7%	32.2%

Total	100.0%	100.0%	100.0%

     OEMs and VARs. In fiscal 2005, two OEM customers accounted for approximately 19.1% and 15.6% our revenues, respectively. In fiscal 2004, no single OEM or VAR customer accounted for 10% or more of our revenues. In fiscal 2003, one OEM customer accounted for more than approximately 14.1% of our revenues. For fiscal 2005, 2004 and 2003, no other OEM or VAR customer accounted for 10% or more of our revenues.

     Distributors. In fiscal 2005, 2004 and 2003, one distributor customer accounted for approximately 10.9%, 17.3% and 21.0% of our revenues, respectively. For fiscal 2005, 2004 and 2003, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

     The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers in each of fiscal 2005, 2004 and 2003:

	Fiscal Year Ended April 30,
	2005	2004	2003
Domestic sales	0.8%	1.2%	5.8%
Foreign sales	99.2%	98.8%	94.2%

Total	100.0%	100.0%	100.0%

     We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing the production of consumer electronics products to Asian manufacturers and facilities. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that such figures do not accurately reflect the geographic distribution of sales of our products into end-user markets.

Gross Profit

Comparison of Fiscal 2005 and Fiscal 2004

     Gross margin for fiscal 2005 and 2004 was 40.3% and 39.0% of revenues, respectively. Our gross margins in fiscal 2005 were favorably impacted by changes in product mix.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our gross margins were also favorably impacted by approximately $0.6 million of gross profit attributable to the sale of inventory that had been substantially written off in prior fiscal years. In addition, in the second quarter of fiscal 2005, our gross margins benefited from a $1.4 million reduction in cost of goods sold arising from the settlement of a dispute related to the late cancellation of an order from one of our customers. Our gross margins in fiscal 2005 were adversely affected late in the fiscal year by approximately $3.6 million as the result of a temporary back-end yield issue with one of our products that was unrelated to our underlying image-sensor technology. The yield issue was limited in duration and, during the first quarter of the current fiscal year, the yield has returned to a level close to standard. Our gross margins in fiscal 2005 were adversely impacted by approximately $1.3 million in additional provisions related to the possible replacement of product which did not meet a particular customer’s specifications. For fiscal 2004, approximately $2.0 million of gross profit was attributable to the sale of previously written off inventory.

Comparison of Fiscal 2004 and Fiscal 2003

     Gross margin for fiscal 2004 and 2003 was 39.0% and 38.6% of revenues, respectively. The increase in gross margin for fiscal 2004 as compared to fiscal 2003 was primarily due to lower unit costs as a result of improved efficiency in our production sequence. For fiscal 2004, approximately $2.0 million of gross profit was attributable to the sale of previously reserved inventory.

Research and Development

     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of computer aided design software. Because we accrue the non-recurring engineering costs associated with each new product design when we release the design to the foundry, and the number of new designs can fluctuate from period to period, research and development expense may fluctuate significantly from period to period. Research and development expenses for fiscal 2005, 2004 and 2003 were approximately $25.5 million, $15.5 million and $11.6 million, respectively. As a percentage of revenues, research and development expenses for fiscal 2005, 2004 and 2003 represented 6.6%, 4.9% and 10.6%, respectively.

Comparison of Fiscal 2005 and Fiscal 2004

     The increase in research and development expenses of approximately $10.0 million, or 64.4%, in fiscal 2005 as compared to fiscal 2004 resulted primarily from a $6.3 million increase in non-recurring engineering expenses related to new product development required to improve our current product line and support new product introductions, a $2.4 million increase in salary and payroll-related expenses associated with additional personnel and a $0.9 million increase in expenses for software, patent prosecution and engineering supplies. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers. We anticipate that our research and development expenses will continue to increase as we develop and introduce new products employing our OmniPixel and Smart Sensor technologies and begin to support the research and development efforts of our recent acquisition, CDM.

Comparison of Fiscal 2004 and Fiscal 2003

     The increase in research and development expenses of approximately $4.0 million, or 34.2%, in fiscal 2004 as compared to fiscal 2003 resulted primarily from a $1.4 million increase in non-recurring engineering expenses related to new product development required to improve our current product line and support new product introductions, a $1.1 million increase in salary and payroll-related expenses associated with additional personnel and a $0.9 million increase in expenses for software, patent prosecution and engineering supplies.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for fiscal 2005,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2004 and 2003 were approximately $28.1 million, $21.4 million and $10.8 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2005, 2004 and 2003 represented 7.2%, 6.7% and 9.9%, respectively.

Comparison of Fiscal 2005 and Fiscal 2004

     The increase in selling, general and administrative expenses of approximately $6.7 million, or 31.4% for fiscal 2005 from fiscal 2004 resulted primarily from a $2.6 million increase in legal and accounting expenses resulting from the investigation into, and subsequent restatement of, our financial statements for the first three quarters of fiscal 2004, the costs of the litigation that ensued, and from the work we performed to comply with the requirements of the Sarbanes-Oxley legislation, a $1.9 million increase in salary and payroll-related expenses, a $1.9 million increase in third-party commissions associated with our increased revenues and a $1.1 million increase in outside service expenses. The increase was partially offset by a $2.2 million decrease in provisions for bad debts. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization, including ongoing compliance with Sarbanes-Oxley regulations and the continuing upgrade of our enterprise resource planning, or ERP, system.

Comparison of Fiscal 2004 and Fiscal 2003

     The increase in selling, general and administrative expenses of approximately $10.6 million, or 98.0%, for fiscal 2004 from fiscal 2003 resulted primarily from a $4.5 million increase in commissions associated with increased revenues, a $1.4 million increase in salary and payroll-related expenses, a $1.4 million increase in provisions for bad debts related to the increase in accounts receivable, a $1.2 million increase in selling, general and administrative expenses for our foreign operations that were primarily engaged in selling activities and a $1.1 million increase in legal and accounting expenses. Selling, general and administrative expenses decreased as a percentage of revenues for fiscal 2004 from fiscal 2003 as a result of the proportionately greater increase in revenues.

Stock-based compensation

     Stock-based compensation consists primarily of stock options issued to consultants in exchange for services. The stock-based compensation expense for fiscal 2005, 2004 and 2003 was approximately $1.0 million, $1.1 million and $0.4 million, respectively. As a percentage of revenues, stock-based compensation expense for fiscal 2005, 2004 and 2003 represented 0.2%, 0.3% and 0.4%, respectively.

Interest Income

     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market funds, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase. Interest income for fiscal 2005, 2004 and 2003 was approximately $4.2 million, $1.7 million and $0.8 million, respectively. Increased interest income in fiscal 2005 as compared to fiscal 2004 resulted from higher balances in interest-bearing accounts resulting primarily from cash from operations, and by higher interest rates. Increased interest income for fiscal 2004 as compared to fiscal 2003 resulted from increased investments in interest-bearing accounts resulting from approximately $113.0 million in net proceeds from the issuance of common stock in our follow-on public offering in July 2003 and cash provided by operating activities, partially offset by lower interest rates.

Other Income (Loss), Net

     Other income (loss), net, for fiscal 2005 was a loss of $0.2 million on a net basis and consisted principally of our portion of the losses recorded by one company which we accounted for in fiscal 2005 using the equity method of accounting, Impac Technology Co., Ltd., partially offset by income recorded by SOI another investee company which we accounted for during fiscal 2005 using the equity method of accounting. During the fourth quarter of fiscal 2005, we assumed control of the board of directors of SOI. On April 30, 2005, SOI was consolidated with our financial statements for the first time and will be included in our consolidated operating results in fiscal 2006. Other income (loss), net for fiscal 2004 was income of $1.3 million and consisted primarily of proceeds from the settlement of litigation. We did not have any other income (loss), net in fiscal 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Provision for Income Taxes

     We generated approximately $106.1 million, $89.0 million and $20.2 million in income before income taxes for fiscal 2005, 2004 and 2003, respectively. We recorded a provision for income taxes for fiscal 2005, 2004 and 2003 of approximately $29.7 million, $30.3 million and $4.8 million, respectively. For fiscal 2005, 2004 and 2003, the effective rate was 28.0%, 34.0% and 24.0%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40% because of certain tax credits and other factors. The lower effective tax rate for fiscal 2005 as compared to fiscal 2004 was due to the mix of income between domestic and foreign entities for the current fiscal year. The higher effective tax rate for fiscal 2004 as compared to fiscal 2003 was due to the release of the valuation allowance in fiscal 2003. We expect that our consolidated effective tax rate will decrease in fiscal 2006 as compared to fiscal 2005 and will be less than the combined federal and state statutory rates. Achieving an effective tax rate in fiscal 2006 that is less than the combined federal and state statutory rates is principally contingent upon the proportion of our total pre-tax income that is generated by our foreign affiliates.

     On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA, for an effective tax cost of 5.25% of any such repatriated foreign earnings. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States. We do not expect to be able to complete this evaluation until late in fiscal 2006 when our qualifying expenses for the fiscal year will be known.

Liquidity and Capital Resources

     Our principal sources of liquidity at April 30, 2005 consisted of cash, cash equivalents and short-term investments of $294.7 million.

Liquidity

     Our working capital increased by approximately $70.8 million to $342.7 million as of April 30, 2005 from $271.9 million as of April 30, 2004. The increase was primarily attributable to a $79.4 million increase in cash and cash equivalents, a $19.6 million increase in inventories to support future sales and a $6.2 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels, a $84,000 decrease in prepaid expenses and other assets and a $1.1 million decrease in restricted cash, These increases were partially offset by a $31.0 million increase in accrued income taxes payable, a $4.4 million increase in accrued expenses and other current liabilities to support increased levels of operations, a $1.1 million decrease in refundable and deferred income taxes and a $100,000 increase in short-term investments.

Cash Flows From Operating Activities

     For fiscal 2005, net cash provided by operating activities totaled approximately $88.8 million as compared to $43.7 million for fiscal 2004, primarily due to net income of approximately $76.4 million for fiscal 2005, adjusted for non-cash charges of $3.0 million in depreciation and amortization and $2.1 million in tax benefits from stock option exercises, and a $31.0 million increase in accrued income taxes payable, a $1.4 million increase in refundable and deferred income taxes and a $1.4 million increase in accrued expenses and other current liabilities, partially offset by a $16.4 million increase in inventories, a $5.9 million increase in accounts receivable, net, and a $1.9 million decrease in accounts payable. The $5.9 million increase in accounts receivable, net, reflects the higher level of revenues during fiscal 2005, combined with an increase in days of sales outstanding to 52 days as of April 30, 2005 from 48 days as of April 30, 2004. The $16.4 million increase in inventories was attributable to our expansion of work-in-process inventories late in the fiscal year in anticipation of increased future sales of our new OmniPixel products. The increase is driven by our 12 to 14 week production cycle and reflects our anticipated increase in sales activity during the first half of fiscal 2006. Inventory turns decreased to 4.5 as of April 30, 2005 from 6.1 as of April 30, 2004, as we increased inventory levels to reduce supply constraints.

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

Cash Flows From Investing Activities

     For fiscal 2005, our cash used in investing activities decreased to approximately $14.7 million from $84.6 million for fiscal 2004. The cash used in fiscal 2005 consisted of a $13.5 million payment for the acquisition of CDM, net of cash acquired, $2.1 million of equity investments in SOI, $1.4 million in purchases of property, plant and equipment and $1.4 million in purchase of intangible assets. These uses were partially offset by a $2.7 million in proceeds from the consolidation of SOI, $1.1 million reduction in restricted cash as a result of the settlement of court proceedings and the subsequent release of a bond filed pursuant to those proceedings.

     For fiscal 2004, our cash used in investing activities increased to approximately $84.6 million from $29.4 million for fiscal 2003, due to $69.2 million in net purchases of short-term investments, $10.1 million in purchases of property, plant and equipment, $4.3 million in purchases of long-term non-marketable investments and a $1.1 million increase in restricted cash. Net cash used in investing activities of $29.4 million for fiscal 2003 resulted from $19.4 million in net purchases of short-term investments, $7.1 million in purchases of property, plant and equipment and $2.8 million in purchases of long-term investments. The $3.0 million increase in purchases of property, plant and equipment in fiscal 2004 as compared to fiscal 2003 was due to the additional investment in buildings, building improvements and machinery and equipment to support the expanding operations of HWSC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     We have reclassified certain previously reported amounts to conform them to the current period presentation. At January 31, 2005, we reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of January 31, 2005 and for all prior periods. As of January 31, 2005 and April 30, 2004, respectively, we held approximately $42.9 million and $73.4 million of these auction rate securities, which were reclassified. These reclassifications had no impact on our results of operations or our cash flows from operating activities. The following table summarizes the balances as previously reported and as reclassified as of the period ended dates for each of the past seven quarters (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Three months ended:
April 30, 2003	$50,438	$39,288	$10,224	$21,374
July 31, 2003	$164,898	$124,998	$15,997	$55,897
October 31, 2003	$173,796	$110,996	$11,548	$74,348
January 31, 2004	$190,622	$118,622	$6,532	$78,532
April 30, 2004	$198,053	$124,653	$17,158	$90,558
July 31, 2004	$194,087	$159,487	$53,655	$88,255
October 31, 2004	$230,569	$196,019	$50,759	$85,309

As a result of these changes, we reclassified the following line items in our Statements of Cash Flows for fiscal 2004 and 2003 (in thousands):

	Year Ended April 30, 2004		Year Ended April 30, 2003
	Cash Flow Activity		Cash Flow Activity
	As Reported	As Reclassified	As Reported	As Reclassified
Purchases of short-term investments, net	$(6,933)	$(69,183)	$(8,222)	$(19,372)
Net increase (decrease) in cash and cash equivalents	$147,615	$85,365	$(5,365)	$(16,515)
Cash and cash equivalents at end of period	$198,053	$124,653	$50,438	$39,288

     Cash Flows From Financing Activities

     For fiscal 2005, net cash provided by financing activities decreased to approximately $5.4 million from $126.3 million for fiscal 2004 primarily due to approximately $113.0 million in net proceeds in fiscal 2004 resulting from our follow-on public offering of common stock in July 2003. In addition, proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan declined to approximately $5.4 million for fiscal 2005 as compared to $13.3 million for fiscal 2004.

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

     Capital Resources

     We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate to be generated from business operations, to be sufficient to satisfy our foreseeable working capital requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock.

     Our ability to generate cash from operations in the future is subject to substantial risks described below under the caption “Factors Affecting Future Results.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations and commercial commitments as of April 30, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

						Greater
			Less than			than
	Total		1 Year	1-3 Years	4-5 Years	5 Years
Contractual obligations:
Operating leases	$4,414		$2,132	$1,827	$455	$—
Noncancelable wafer purchase orders	33,843		33,843	—	—	—

Total contractual obligations	38,257		35,975	1,827	455	—

Other commercial commitments:
Investment in China	15,300	[1]	15,300	—	—	—
Joint venture with TSMC	3,000	[2]	—	3,000	—	—

Total commercial commitments	18,300		15,300	3,000	—	—

Total contractual obligations and commercial commitments	$56,557		$51,275	$4,827	$455	$—

[1]	Relates to the remaining $15.3 million of registered capital for our Chinese subsidiary. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our CameraChips.

[2]	In October 2003, we entered into a Shareholders’ Agreement with TSMC pursuant to which we agreed with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to CMOS image sensors. Together with TSMC and certain employees and affiliates of VisEra, we have committed to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. Our company and TSMC have equal interests in VisEra and our share of this capital commitment to VisEra is $23.5 million. Of this amount, we expect to contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments, and net cash of $4.5 million.

In the first phase, in November 2003, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. The $3.0 million shown in the above table represents the balance of our current net cash commitment.

Other Financial Arrangements

     As of April 30, 2005, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Risks Related to Our Business

We face intense competition in our markets from more established CMOS and CCD image sensor manufacturers, and if we are unable to compete successfully we may not be able to maintain or grow our business.

     The image sensor market is intensely competitive, and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence. If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any inability on our part to compete successfully would also adversely affect our results of operations and impair our financial condition.

     Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Agilent, Canon, Cypress, ESS, Fujitsu, Kodak, Magna Chip, Micron, Mitsubishi Electronic, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sanyo, Sharp, Sony and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt and Pixelplus. Competition with these and other companies may force us to reduce our prices. For instance, we have seen increased competition in the 3-megapixel market with resulting pressures on product pricing. Downward pressure on pricing could result in decreased revenues and gross margins, which would adversely affect our profitability.

     In August 2004, we announced the introduction of our new OmniPixel technology. In November 2004, we demonstrated a prototype of our new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images. In November 2004, we announced that we are shipping samples of our latest 2-megapixel CMOS image sensor to leading manufacturers of camera cell phones. Our new products compete against other CMOS image sensors and against CCD image sensors, and we cannot guarantee that existing or new customers will adopt and purchase these new products. We also cannot guarantee the growth of end-user markets that will require these new image sensors. If our enhanced products and technologies do not gain market acceptance, we may not be able to maintain our market share.

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

     Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. In August 2004, we announced the introduction of our new OmniPixel technology. The first product based on the new technology was a 3-megapixel sensor. In September 2004, we introduced a 1.3-megapixel sensor based on the OmniPixel technology and our first small-scale, CMOS image sensor with five megapixels based on the OmniPixel technology. In February 2005, we announced the introduction of the first new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. We also plan to introduce several additional image sensor products in the remainder of calendar 2005. The development, introduction and market acceptance of products such as these are critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:

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

     Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2005, two OEM customers accounted for approximately 19.1% and 15.6% our revenues, respectively. In fiscal 2005, one distributor customer accounted for approximately 10.9% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

Declines in our average sales prices may result in declines in our revenues and gross margin.

     We have experienced and expect to continue to experience pressure to reduce the sales prices of our products, and our average sales prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase as well. We expect that the average sales prices for many of our products will continue to decline over time. Declines in our average sales prices could result in reduced revenues unless we can increase unit sales to offset these price declines. Unless we can reduce costs to compensate, reductions in our selling prices will cause a decline in our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have increased and intend to continue to increase our research and development expenses in an attempt to continue the development of our new generation of image sensor products in fiscal years 2006 and 2007. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average sales prices, our financial results could be adversely affected.

Problems with wafer manufacturing and/or back-end processing yields could result in higher product costs and could impair our ability to meet customer demand for our products.

     If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both of our design technology and the particular foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures in new or existing products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly we perform a final test of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business. For example, our gross margin for the fiscal quarter ended April 30, 2005 was lower than anticipated due to lower yields on one of our products.

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

are sold through distributors and VARs, we believe that the camera cell phone market accounted for approximately 45% and 75% of our revenues in fiscal 2004 and fiscal 2005, respectively. Our sales to the camera cell phone market increased in fiscal 2005 due to a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality on handsets. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during fiscal 2006. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. If we fail to continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The image sensor market for camera cell phones is also subject to rapid technology change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive costs. If we fail to do this, our results of operations, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If sales to the camera cell phone market do not increase, our results of operations, business and prospects would be materially adversely affected.

If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments, and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions about forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our image-sensor products for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly canceled its purchase orders. Recently, our customers have increasingly pushed to have us fill orders quickly. This results in a smaller backlog of orders and requires us to more accurately predict customer demand because we have to make commitments to have products manufactured before we receive firm purchase orders from our customers. If we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. The length of our production cycle required that we increase work-in-process inventory during the third quarter of fiscal 2005 in anticipation of increased sales activity during and following the fourth quarter of fiscal 2005. It will also be difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

Our lengthy manufacturing, packaging and assembly cycle, in addition to our customers’ design cycle, may result in uncertainty and delays in generating revenues.

     The production of our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting approximately 12-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

14 weeks. Additional time may pass before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenue, if any, from these expenditures. This delay makes it more difficult to forecast customer demand, which adds uncertainty to the manufacturing planning process and could adversely affect our operating results. In addition, the product life cycle for certain of our image-sensor products designed for use in certain applications can be relatively short. If we fail to appropriately time the manufacturing, packaging and assembly process, our products may become obsolete before they can be incorporated into our customers’ products and we may never realize a return on investment for the expenditures we incur in developing and producing these products.

We depend on a limited number of third party wafer foundries, which reduces our ability to control our manufacturing process.

     We do not own or operate a semiconductor fabrication facility. Instead, we primarily rely on TSMC, PSC and other subcontract foundries to produce all of our wafers. Historically, we have relied upon TSMC to provide us with a substantial majority of our wafers. As a part of our joint venture with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

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

     We rely on VisEra (our joint venture with TSMC) and Dai Nippon Printing for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering Inc., or ASE, Impac, Kyocera and Sun Yang Digital Image, or SYDI, for substantially all of our ceramic chip packages. We rely on Impac, our equity investee, for our plastic chip packages. We rely on XinTec, another investee company, and to a lesser extent, Shellcase, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We do not have long-term agreements with any of these service providers and typically obtain services on a purchase order basis. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter

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

     In addition, if competition for color filter processing or packaging capacity increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of third party service providers to provide color filter processing services subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our costs of manufacturing, assembling or testing of our products, which would adversely affect our operating results.

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

We depend on the increased acceptance of mass-market image sensor applications to grow our business and increase our revenues.

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

     In addition, the market price of our common stock may be adversely affected if certain of these new markets do not emerge or develop as expected. Securities analysts may already factor revenue from such new markets into their future estimates of our financial performance and any failure of such markets to develop as expected by such securities analysts may adversely affect the trading price of our common stock.

Our customers experience fluctuating product cycles and seasonality, which could cause our results of operations to fluctuate from period to period.

     Many of the products using our image sensors, such as digital still cameras, camera cell phones and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. These seasonal demand patterns could, in turn, cause our results of operations to fluctuate from period to period. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. If we fail to predict accurately and

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

     Our quarterly operating results have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:

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

     In addition, our introduction of new products and our product mix have affected and may continue to affect our quarterly operating results. Changes in our product mix could adversely affect our operating results, because some products provide higher margins than others. We typically experience lower yields when manufacturing new products through the initial production phase, and consequently our gross margins on new products have historically been lower than our gross margins on our more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses, including our future capital commitments to HWSC, and our joint venture with TSMC are relatively fixed, and our inventory levels are based on our expectations of future revenues. Consequently, if we do not achieve revenues in any quarter as expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially future quarters, may be harmed.

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

Changes in accounting rules for stock-based compensation will adversely affect our reported operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.

     Since our founding, we have used employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require that, beginning in the quarter ending July 31, 2006, we measure compensation costs for all stock-based compensation (including stock options) at fair value and recognize these costs as expenses in our consolidated statements of income. The recognition of these expenses in our statements of income will have a negative affect on our earnings per share, which could negatively impact our future stock price.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

     We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of April 30, 2005, our goodwill and amortizable intangible assets totaled approximately $31.3 million.

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

If we are unable to successfully implement and maintain processes and procedures to achieve and maintain effective internal control over our financial reporting, our ability to provide reliable and timely financial reports could be harmed and this could have a material adverse effect on our stock price.

     We are required to comply with the rules promulgated under section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires that we prepare an annual management report assessing the effectiveness of our internal control over financial reporting, and requires a report by our independent registered public accountants addressing this assessment, and addressing the effectiveness of our internal control.

     Pursuant to Section 404, we were required to perform an evaluation of our internal controls over financial reporting as of April 30, 2005, and have PricewaterhouseCoopers LLP, an independent registered public accounting firm, publicly attest to such evaluation. As of April 30, 2005, management asserted, and PricewaterhouseCoopers attested, that there were no material weaknesses in our internal controls over financial reporting. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in our internal processes, and/or the degree of our compliance with our internal controls over financial reporting or with our policies or procedures may deteriorate. If we are unable to assert that our internal control over financial reporting is effective for any given reporting period (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), our ability to provide reliable and timely financial reports could be harmed, investors could lose confidence in the accuracy and completeness of our financial reports and this could have a material adverse effect on our stock price.

     We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, we restated our financial statements for the first, second and third quarters of fiscal 2004. The restatements arose out of an internal review which was initiated in response to issues raised by an employee. We notified the Audit Committee of the board of directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors. The restatements of our financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which we recognize revenue on a “sell-through” basis, were not reported to us by one of our distributors in a timely manner. In addition, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition. In July 2004, and partly in connection with the restatement of our financial statements for the first, second and third quarters of fiscal 2004, PricewaterhouseCoopers LLP identified material weaknesses in our internal controls and procedures relating to errors in our recognition of revenue resulting from incorrectly reviewing distributor reports and from incorrectly applying revenue recognition policies in accordance with title transfer, risk of loss and related shipping terms. PricewaterhouseCoopers LLP also noted a material weakness related to our need to increase our financial reporting and accounting staffing levels to ensure that we can meet our financial reporting obligations given the significant growth in our business in recent periods. If these or similar types of issues arise with respect to our internal controls in future periods, they could impair our ability to produce accurate and timely financial reports.

Corporate governance regulations have recently increased our compliance costs and could further increase our expenses if changes occur within our business.

     Changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, have imposed new requirements on us and on our officers, directors, attorneys and independent accountants. In order to comply with these new rules, we have added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses in the fiscal year ending April 30, 2005. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.

There are risks associated with our operations in China.

     In December 2000, we established HWSC as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products, and relocated our automated image testing equipment from the United States to China. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China. However, there are significant administrative, legal and governmental risks to operating in China that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

We may experience integration or other problems with the recent or potential future acquisitions, which could have an adverse effect on our business or results of operations. New acquisitions could dilute the interests of existing stockholders, and the announcement of new acquisitions could result in a decline in the price of our common stock.

     On April 19, 2005, we acquired all the outstanding securities of CDM Optics, Inc., or CDM, and CDM became a wholly-owned subsidiary of our company. We may in the future make other acquisitions of, or investments in, businesses that offer products, services and technologies that we believe would complement our products, including CMOS image sensor manufacturers. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. In addition, our acquisition of CDM and any future acquisition or substantial investment could present numerous risks, including:

•	difficulty in realizing the potential technological benefits of the transaction;

•	difficulty in integrating the technology, operations or work force of the acquired business with our existing business;

•	unanticipated expenses related to technology integration;

•	disruption of our ongoing business;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	possible impairment of relationships with employees, customers, suppliers and strategic partners as a result of integration of new businesses and management personnel;

•	impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets; and

•	potential unknown or unexpected liabilities associated with acquired businesses.

     In connection with our acquisition of CDM, we delivered and will deliver consideration in the form of cash and shares of our common stock, and we expect that any future acquisitions could include consideration to be paid in cash, shares of our common stock or a combination of cash and our common stock. If and when consideration for a transaction is paid in common stock, including the CDM transaction, it will result in dilution to our existing stockholders.

We may never achieve the anticipated benefits from our joint venture with TSMC.

     In October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. We expect that VisEra will eventually be able to provide us with a committed supply of high quality manufacturing services and automated final testing services at competitive prices. However, there are significant legal, governmental and relationship risks to developing VisEra, and we cannot ensure that we will receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services or automated testing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the formation of VisEra provides us with an additional source for certain manufacturing services which, in the future, may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services. We are required to account for our investment in VisEra under the equity method, and any loss that VisEra incurs will negatively impact our reported earnings.

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

For example, in April 2003 we made an investment in XinTec, a chip-scale packaging service company, and in June 2003 we completed an investment in Impac. In addition, in October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan. In May 2004, we entered into an agreement with PSC under which we established SOI, a joint venture as a company incorporated under the laws of Taiwan, and we contributed $2.1 million in exchange for an ownership percentage of approximately 49%. On April 30, 2005, SOI was consolidated with our financial statements for the first time, and will be included in our consolidated operating results in fiscal 2006. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products. Our investment in these companies may negatively impact our operating results, because, under certain circumstances, we are required to recognize our portion of any loss recorded by each of these companies or to consolidate them into our operating results. In fiscal 2005, we recognized a loss of approximately $0.1 million as our portion of the losses recorded by Impac, SOI and VisEra which we are accounting for using the equity method. We expect to continue to utilize partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits expected as a result of these alliances. For instance, we may not be able to receive acceptable quality and/or wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers. Several of these companies are at a relatively early stage of development and consequently they may continue to incur losses on a quarterly and annual basis for an extended period.

We may be unable to adequately protect our intellectual property, and therefore we may lose some of our competitive advantage.

     We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, in August 2002 we initiated a patent infringement action in Taiwan, Republic of China against IC Media Corporation of San Jose, California for infringement of a Taiwanese patent that had been issued to us. In response to our patent infringement action, in October 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to the above-referenced patent. In July 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of the subject patent, which decision was upheld by the Taiwan Ministry of Economic Affairs and the High Administrative Court. We decided not to appeal such decision by the May 31, 2005 deadline. Although we do not believe the cancellation of the Taiwanese patent at issue in the dispute described above will have a material adverse effect on our business or prospects, there may be other situations where our inability to adequately protect our intellectual property rights could materially and adversely affect our competitive position and operating results. If a third party can copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents, this could materially adversely affect our business and prospects. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Any disputes over our intellectual property rights, whatever the ultimate resolution of such disputes, may result in costly and time-consuming litigation or require the license of additional elements of intellectual property for a fee.

We have been named as a defendant in certain litigation that could have a material adverse impact on our operating results and financial condition.

     We are currently a defendant in ongoing litigation matters as described in Part I, Item 3 – “Legal Proceedings” of this Annual Report. We

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

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past been, are currently, and may in the future be subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. See Part I, Item 3 – “Legal Proceedings” of this Annual Report. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In fiscal 2002 we paid $3.5 million to settle a litigation matter. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation against us could also force us to take actions such as:

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

     In common with all multi-national companies, we are subject to tax in multiple jurisdictions. The tax authorities in any given jurisdiction may seek to increase the taxes being collected by, for example, asserting that the transfer prices we charge between related entities are either too high or too low depending on which side of the transaction they are looking at. Although we believe we have provided sufficient taxes for all prior periods, adjustments that could be proposed could, in some cases, result in liabilities in excess of such provisions.

Our sales through distributors increase the complexity of our business, which may increase our operating costs and may reduce our ability to forecast revenues.

     During fiscal 2004 and fiscal 2005, respectively, approximately 25% and 21% of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

     We face difficulties in managing our third party foundries, color filter application service providers, ceramic and plastic packaging service providers and our foreign distributors, most of whom are located in Asia. Any political and economic instability in Asia might have an adverse impact on foreign exchange rates and could cause service disruptions for our vendors and distributors and adversely affect our customers.

     Sales outside of the United States accounted for approximately 99% of our revenues for fiscal 2004 and fiscal 2005. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

     Sales of our products have been denominated to date exclusively in U.S. dollars. Over the last several years, the U.S. dollar has weakened against most other currencies. Future increases in the value of the U.S. dollar, if any, would increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. A portion of our international revenues may be denominated in foreign currencies in the future, which would subject us to risks associated with fluctuations in those foreign currencies.

We may be unable to maintain our recent levels of profitability.

     If we fail to sustain or increase our recent levels of profitability, our financial condition may be materially and adversely affected, and the trading price of our common stock may decline. In fiscal 2003, fiscal 2004 and fiscal 2005, we recorded net income of $15.3 million, $58.7 million and $76.4 million, respectively. We plan to hire additional personnel throughout various departments of our company, and we expect our selling, general and administrative and other expenses to increase. If our revenues were to decrease or if we cannot effectively control the growth of our expenses, we may be unable to sustain profitability at levels consistent with our recent financial performance.

The high level of complexity and integration of our products increases the risk of latent defects, which could damage customer relationships and increase our costs.

     Because we integrate many functions on a single chip, our products are complex and are based upon evolving technology. The integration of additional functions into the complex operations of our products could result in a greater risk that customers or end users could discover latent defects or subtle faults after volumes of product have already been shipped. Although we test our products, we have in the past and may in the future encounter defects or errors. For example, in the third quarter of fiscal 2005, we made a provision of $2.7 million related to the possible replacement of products that did not meet a particular customer’s specifications. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.

Our business could be harmed if we lose the services of one or more members of our senior management team, or if we are unable to attract and retain qualified personnel.

     The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management and certain other key technical personnel. None of our senior management is bound by an employment or non-competition agreement. We do not maintain key man life insurance on any of our employees.

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

We may not be able to integrate CDM’s business operations into our company successfully. Therefore, we may not achieve the anticipated benefits of the acquisition, which could adversely affect the price of our common stock.

     We acquired CDM with the expectation that the acquisition would result in benefits to us. However, the acquisition involves the integration of two companies that have previously operated independently and therefore requires significant effort from each company to integrate research and development, along with sales and marketing, administrative and customer service functions, and management information systems. Such integration may be time-consuming and costly and we may encounter difficulties integrating CDM’s technology into our

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

products in a profitable manner or we may experience the loss of CDM’s or our personnel. If the integration does not proceed as expected, if we are not able to integrate CDM’s technology into our products, if the attention of management is diverted or if we encounter any other difficulties or unanticipated expenses in the transition process, the anticipated benefits may not be realized and the price of our common stock may be affected.

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

     Acts of war or terrorist acts, wherever they occur around the world, may cause damage or disruption to our business, employees, facilities, suppliers, distributors or customers, which could significantly impact our revenue, costs, expenses and financial condition. In addition, as a company with significant operations and major distributors and customers located in Asia, we may be adversely impacted by heightened tensions and acts of war that occur in locations such as the Korean Peninsula, Taiwan and China. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are uninsured for losses and interruptions caused by terrorist acts and acts of war.

Risks Related to the Securities Markets and Ownership of Our Common Stock

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

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through July 11, 2005, the trading price of our common stock has ranged from a high of $33.39 per share to a low of $1.26 per share. The closing sales price of our common stock on July 11, 2005 was $14.60 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Recent Accounting Pronouncements

     On December 16, 2004, Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. As required by SFAS No. 123(R), as amended by the Securities and Exchange Commission in April 2005, we plan to adopt SFAS No. 123(R) in our fiscal quarter ending July 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS 123(R) and expect the impact upon adoption in fiscal year 2007 beginning May 1, 2006 to be significant to our reported results of operations. The exact impact will be dependent on the transition method, the option-pricing model we use to compute fair values, and the inputs to that model, such as volatility and expected life.

     On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS 123(R), “Shared-Based Payment,” and certain SEC rules and regulations. SAB 107 provides guidance that may simplify some of SFAS 123(R)’s implementation challenges and enhance the information that investors receive. We will apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

     On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States. We do not expect to be able to complete this evaluation until late in fiscal 2006 when our qualifying expenses for 2006 will be known. We are currently assessing the impact of adopting FSP FAS 109-2.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.

     The great majority of our transactions with our customers and vendors denominated in U.S. dollars. The only expenses we incur in currencies other than U.S. dollars are certain costs affecting gross profit, selling, general and administrative and research and development expenses, which are primarily incurred in China, where Chinese Yuan Renminbi (“CNY”) is the local currency. Historically, the Chinese government has benchmarked the CNY exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk.

     We do not believe that our foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the CNY against the U.S. dollar. Moreover, given that the only expenses that we incur in denominations other than U.S. dollars are certain cost affecting gross profits, selling, general and administrative and research and development expenses (which historically have not been a significant percentage of our revenues), we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

     We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments as we do not believe that we currently have any significant direct foreign currency exchange rate risk. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and results of operations.

Quantitative and Qualitative Discussion of Market Interest Rate Risk

     Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase, with the exception of auction rate securities, which bear a maturity date of up to thirty years and are re-negotiated every 35 days. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

We have completed an integrated audit of OmniVision Technologies, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
July 14, 2005

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,
	2005	2004*
ASSETS
Current assets:
Cash and cash equivalents	$204,057	$124,653
Restricted cash	—	1,072
Short-term investments	90,658	90,558
Accounts receivable, net	59,740	53,513
Inventories	58,429	38,802
Refundable and deferred income taxes	5,402	6,518
Prepaid expenses and other assets	2,542	2,626

Total current assets	420,828	317,742
Property, plant and equipment, net	19,342	20,622
Long-term investments	6,814	7,110
Goodwill	4,892	—
Intangibles, net	26,414	—
Other non-current assets	1,543	362

Total assets	$479,833	$345,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,081	$25,923
Accrued expenses and other current liabilities	14,196	9,805
Accrued income taxes payable	32,313	1,295
Deferred income	5,483	8,800

Total current liabilities	78,073	45,823

Long-term liabilities:
Deferred tax liabilities	9,347	—

Total long-term liabilities	9,347	—

Total liabilities	87,420	45,823

Commitments and contingencies (Note 15)

Minority interest	2,315	—

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,634,341 and 56,212,119 shares issued and outstanding at April 30, 2005 and 2004, respectively	58	56
Additional paid-in capital	263,102	249,405
Deferred compensation related to stock options	—	(20)
Accumulated other comprehensive loss	(25)	(4)
Retained earnings	126,963	50,576

Total stockholders’ equity	390,098	300,013

Total liabilities and stockholders’ equity.	$479,833	$345,836

*	Certain amounts from prior periods have been reclassified to conform to current period presentation.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended April 30,
	2005	2004	2003
Revenues	$388,062	$318,123	$108,998
Cost of revenues(1)	231,508	194,106	66,904

Gross profit	156,554	124,017	42,094

Operating expenses:
Research and development	25,485	15,500	11,550
Selling, general and administrative	28,063	21,356	10,784
Stock-based compensation(2)	958	1,099	398

Total operating expenses	54,506	37,955	22,732

Income from operations	102,048	86,062	19,362
Interest income	4,218	1,696	802
Other income (loss), net	(173)	1,250	—

Income before income taxes	106,093	89,008	20,164
Provision for income taxes	29,706	30,263	4,840

Net income	$76,387	$58,745	$15,324

Net income per share:
Basic	$1.35	$1.11	$0.34

Diluted	$1.24	$0.98	$0.31

Shares used in computing net income per share:
Basic	56,688	52,856	45,357

Diluted	61,566	59,688	50,200

(1) Stock-based compensation included in Cost of revenues	$—	$3	$11

(2) Stock-based compensation by functional area:
Research and development	$9	$68	$150
Selling, general and administrative	949	1,031	248

	$958	$1,099	$398

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)

					Accumulated	Retained
				Additional	Other	Earnings
	Common Stock		Deferred	Paid-in	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Compensation	Capital	Loss	Deficit)	Total	Income
Balance at May 1, 2002	44,573,710	$45	$(479)	$95,446	$—	$(23,493)	$71,519
Exercise of stock options	1,685,946	2	—	4,657	—	—	4,659
Employee stock purchase plan	556,160	—	—	1,008	—	—	1,008
Grant of fully-vested options to non-employees	—	—	—	106	—	—	106
Tax benefits from stock options	—	—	—	3,625	—	—	3,625
Repurchase of common stock	(10,000)	—	—	(1)	—	—	(1)
Forfeiture of stock options granted	—	—	17	(17)	—	—	—
Amortization of deferred compensation	—	—	303	—	—	—	303
Net income	—	—	—	—	—	15,324	15,324	$15,324

Balance at April 30, 2003	46,805,816	47	(159)	104,824	—	(8,169)	96,543	$15,324

Exercise of stock options	2,824,297	3	—	11,970	—	—	11,973
Employee stock purchase plan	395,554	—	—	1,345	—	—	1,345
Grant of fully-vested options to non-employees	—	—	—	963	—	—	963
Tax benefits from stock options	—	—	—	17,294	—	—	17,294
Secondary public offering of common stock	6,186,452	6	—	113,009	—	—	113,015
Amortization of deferred compensation	—	—	139	—	—	—	139	—
Translation loss	—	—	—	—	(5)	—	(5)	$(5)
Unrealized gain on marketable securities	—	—	—	—	1	—	1	1
Net income	—	—	—	—	—	58,745	58,745	58,745

Balance at April 30, 2004	56,212,119	56	(20)	249,405	(4)	50,576	300,013	58,741

Exercise of stock options	934,326	1	—	3,835	—	—	3,836
Employee stock purchase plan	119,690	—	—	1,564	—	—	1,564
Grant of fully-vested options to non-employees	—	—	—	938	—	—	938
Tax benefits from stock options	—	—	—	2,104	—	—	2,104
Shares issued for CDM Optics acquisition	368,206	1	—	5,256	—	—	5,257
Amortization of deferred compensation	—	—	20	—	—	—	20
Translation gain	—	—	—	—	1	—	1	$1
Unrealized loss on marketable securities	—	—	—	—	(22)	—	(22)	(22)
Net income	—	—	—	—	—	76,387	76,387	76,387

Balance at April 30, 2005	57,634,341	$58	$—	$263,102	$(25)	$126,963	$390,098	$76,366

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended April 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$76,387	$58,745	$15,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,037	1,952	850
Stock-based compensation	958	1,102	409
Tax benefits from stock option exercises	2,104	17,294	3,625
Equity investment loss, net	149	—	—
Loss on disposal of fixed assets	96	—	—
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(5,870)	(34,380)	(8,346)
Inventories	(16,374)	(25,160)	(10,398)
Refundable and deferred income taxes	1,391	1,124	(4,576)
Prepaid expenses and other assets	(161)	(1,415)	(298)
Accounts payable	(1,939)	15,395	4,663
Accrued expenses and other current liabilities	1,362	2,976	3,423
Accrued income taxes payable	31,019	87	1,208
Deferred income	(3,402)	5,955	2,194

Net cash provided by operating activities	88,757	43,675	8,078

Cash flows from investing activities:
Restricted cash	1,072	(1,072)	—
Purchases of short-term investments	(148,233)	(169,829)	(21,374)
Proceeds from sales or maturities of short-term investments	148,350	100,646	2,002
Purchases of property, plant and equipment	(1,483)	(10,118)	(7,142)
Purchases of intangible assets	(1,460)	—	—
Payment for acquisition of CDM Optics, Inc., net of cash acquired	(13,528)	—	—
Consolidation of Silicon Optronics, Inc.	2,662	—	—
Additional investment made in Silicon Optronics, Inc.	(2,078)
Purchases of long-term investments	—	(4,265)	(2,845)

Net cash used in investing activities	(14,698)	(84,638)	(29,359)

Cash flows from financing activities:
Deposit refunded	—	—	(900)
Proceeds from issuance of common stock, net	—	113,015	—
Proceeds from exercise of stock options	5,400	13,318	5,666

Net cash provided by financing activities	5,400	126,333	4,766

Effect of foreign currency translation loss on cash and cash equivalents	(55)	(5)	—

Net increase (decrease) in cash and cash equivalents	79,404	85,365	(16,515)
Cash and cash equivalents at beginning of period	124,653	39,288	55,803

Cash and cash equivalents at end of period	$204,057	$124,653	$39,288

Supplemental cash flow information:
Taxes paid	$310	$13,810	$3,519

Non-cash financing and investing activities:
Shares issued for CDM Optics, Inc. acquisition	$5,257	$—	$—

Escrow shares to be issued in connection with CDM Optics, Inc. acquisition	$2,095	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended April 30, 2005, 2004 and 2003

Note 1 — OmniVision and Summary of Its Significant Accounting Policies

The Company

     OmniVision Technologies, Inc. and its subsidiaries (“OmniVision” or the “Company”) design, develop and market semiconductor image sensor devices. The Company’s main product, an image sensor device called the CameraChipTM, is used to capture an image and is used in a number of commercial and consumer mass-market applications. The Company’s CameraChip is designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. The Company was incorporated in California in May 1995 and reincorporated in Delaware in March 2000.

     On January 20, 2004, the Company announced that its Board of Directors had approved a 2-for-1 split of the Company’s common stock to be effected in the form of a stock dividend payable to stockholders of record on January 30, 2004. Stockholders of record received one additional share of common stock for every share held on January 30, 2004. The stock split was effected after the close of market on February 17, 2004 and the additional shares were distributed on February 18, 2004. All share and per share data in this Annual Report on Form 10-K are presented on a post-stock-split basis.

Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current period presentation. At January 31, 2005, the Company reclassified certain auction rate securities for which interest rate reset in less than 90 days, but for which the maturity date is longer than 90 days, from cash and cash equivalents to short-term investments as of January 31, 2005 and for all prior periods. As of April 30, 2005 and 2004, the Company held approximately $41.6 million and $73.4 million, respectively, of these auction rate securities. These reclassifications had no impact on the results of operations of the Company. The following table summarizes the balances as previously reported and as reclassified as of the period ending dates for each of the past seven quarters (in thousands):

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     As a result of these changes, the Company reclassified the following line items in the Statements of Cash Flows for the fiscal years ended April 30, 2004 and 2003 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Fiscal year ended April 30, 2004:
Purchases of short-term investments, net	$(6,933)	$(69,183)
Net increase in cash and cash equivalents.	$147,615	$85,365
Cash and cash equivalents at end of period	$198,053	$124,653

Fiscal year ended April 30, 2003:
Purchases of short-term investments, net	$(8,222)	$(19,372)
Net decrease in cash and cash equivalents.	$(5,365)	$(16,515)
Cash and cash equivalents at end of period	$50,438	$39,288

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

Foreign Currency Translation

     The functional currencies of the Company’s subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar for the Company or in other than the local currencies for the subsidiaries are included in other income for the periods presented. The amounts of transaction gains and losses for fiscal 2005, 2004 and 2003 are not significant.

     The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds that are stated at cost, which approximates fair value.

     The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent that such amounts represent cash balances in excess of amounts that are insured by the Federal Deposit Insurance Corporation.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

Restricted Cash

     Restricted cash represents cash that was set aside as a result of court proceedings in which the parties stipulated to the filing of a bond that the Company posted with the San Diego County Superior Court. In November 2004, the parties settled the dispute.

Short-Term Investments

     The Company’s short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and government debt securities maturing in twelve months or less from the date of purchase, with the exception of auction rate securities, which bear a maturity date of up to thirty years and are re-negotiated every 35 days. These investments are reported at fair value at April 30, 2005 and 2004. Unrealized gains or losses are recorded in stockholders’ equity and included in other comprehensive income (losses). Unrealized gains and losses were not significant during any period presented. Declines in value judged to be other than temporary, of which there were none in the periods presented, would be recorded in operations at the time such judgment was made.

Accounts Receivable

     Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, require no collateral from the Company’s customers. Allowances for doubtful accounts and returns were established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, returns and discounts experience, and current economic trends. The Company reviews its allowances monthly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

Inventories

     Inventories are stated at the lower of cost, determined on first-in, first-out (“FIFO”) basis, or market.

     The Company records provisions to adjust inventories to net realizable value when the Company believes that the net realizable value is less than the cost. The Company records provisions for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts to sell over a certain period of time, generally 12 months.

Goodwill

     Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded.

Intangible Assets Other than Goodwill

     Intangible assets other than goodwill are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to seven years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

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

Land Use Right Acquired in China

     In December 2000, the Company established a Chinese subsidiary to conduct testing operations in China. Subsequently, the Company constructed a manufacturing facility in Shanghai owned by the Chinese subsidiary. This manufacturing facility was placed in service in July 2003. The Chinese subsidiary does not own the land that underlies the facility but holds a “land use right” that was acquired from the local Chinese government in December 2000 for approximately $0.8 million, which entitles the Company to use the land for 50 years. The cost of the land use right was recorded as a portion of property, plant and equipment and is being depreciated over 50 years, the useful life of the right.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

Revenue Recognition

     For shipments to original equipment manufacturers (“OEMs”), value added resellers (“VARs”) and distributors without agreements that allow for returns or credits, the Company recognizes revenue using the “sell-in” method. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. The Company provides for future returns based on historical experience at the time revenue is recognized. “Sell-in” sales represented approximately 79.4%, 75.3% and 67.8% of revenues for the fiscal 2005, 2004 and 2003, respectively.

     For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the “sell-through” method under which revenue is deferred until the distributor actually resells the product to the end-user customer and the Company is notified in writing by the distributor of such sale. “Sell-through” sales represented approximately 20.6%, 24.7% and 32.2% of revenues for the fiscal 2005, 2004 and 2003, respectively. The amount billed to these distributors less the cost of inventory shipped to but not yet sold by the distributors is shown on the consolidated balance sheets as deferred income.

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

Research and Development

     In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the Company recognizes the associated costs of the internal development of these intellectual property rights, including patent, copyright, trademark and trade secrets as expense when incurred.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

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

	Year Ended April 30,
	2005	2004	2003
Net income, as reported	$76,387	$58,745	$15,324
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	561	266
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	24,422	16,645	5,195

As adjusted net income	$51,979	$42,661	$10,395

Net income per share — Basic:
As reported	$1.35	$1.11	$0.34

As adjusted	$0.92	$0.81	$0.23

Net income per share — Diluted:
As reported	$1.24	$0.98	$0.31

As adjusted	$0.92	$0.80	$0.21

Shares used in computing net income per share — Basic:
As reported	56,688	52,856	45,357

As adjusted	56,688	52,856	45,357

Shares used in computing net income per share — Diluted:
As reported	61,566	59,688	50,200

As adjusted	56,688	53,005	48,528

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

Comprehensive Income (loss)

     Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for fiscal

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

2005, 2004 and 2003, was $76.4 million, $58.7 million and $15.3 million, respectively, and included net income, unrealized gain (loss) from marketable securities and translation gain (loss) from foreign subsidiaries.

Basic and Diluted Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share,” under the provisions of which basic income (loss) per share is computed by dividing the income (loss) available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income (loss) per share excludes potential common stock if the effect of such stock is antidilutive. Potential common stock consists of unvested common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options.

Recent Accounting Pronouncements

     On December 16, 2004, Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. As required by SFAS No. 123(R), as amended by the Securities and Exchange Commission in April 2005, the Company plans to adopt the revised Statement in its fiscal quarter ending July 31, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) and expects the impact upon adoption in fiscal year 2007 to be significant to its reported results of operations. The exact impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs to that model, such as volatility and expected life.

     On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS 123(R), “Shared-Based Payment,” and certain SEC rules and regulations. SAB 107 provides guidance that may simplify some of SFAS 123(R)’s implementation challenges and enhance the information that investors receive. The Company will apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

     On December 21, 2004, the FSP issued Staff Position (”FSP“) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company has begun an evaluation of the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States. The Company does not expect to be able to complete this evaluation until late in fiscal 2006 when its qualifying expenses for 2006 will be known.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

Note 2 — Short-Term Investments

     Available-for-sale securities at April 30, 2005 and 2004 were as follows (in thousands):

	As of April 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. government debt securities	$34,662	$—	$(20)	$34,642
Municipal bonds and notes	41,550	—	—	41,550
Commercial paper	14,482	—	(16)	14,466

	$90,694	$—	$(36)	$90,658

Contractual maturity dates, less than one year				$49,108
Contractual maturity dates, one year to 30 years.				41,550

				$90,658

	As of April 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. government debt securities	$10,642	$2	$—	$10,644
Municipal bonds and notes	79,917	—	(3)	79,914

	$90,559	$2	$(3)	$90,558

Contractual maturity dates, less than one year				$10,644
Contractual maturity dates, one year to 30 years				79,914

				$90,558

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

Note 3 — Balance Sheet Accounts

	April 30,
	2005	2004*
	(in thousands)
Cash and cash equivalents:
Cash	$31,564	$3,081
Money market funds	157,576	100,491
Commercial paper	14,917	21,081

	$204,057	$124,653

Accounts receivable:
Accounts receivable	$66,270	$58,594
Less: Allowance for doubtful accounts	(1,237)	(1,780)
Sales return reserve	(5,293)	(3,301)

	$59,740	$53,513

Inventories:
Work in progress	$26,957	$7,555
Finished goods	31,472	31,247

	$58,429	$38,802

Prepaid expenses and other assets:
Prepaid expenses	$1,971	$742
Other receivables	571	1,884

	$2,542	$2,626

Property, plant and equipment, net:
Building and land use right	$7,013	$7,013
Building improvements	1,909	1,869
Machinery and equipment	15,654	11,664
Furniture and fixtures	250	231
Software	1,866	1,631
Construction in progress	18	3,562

	26,710	25,970
Less: Accumulated depreciation and amortization	(7,368)	(5,348)

	$19,342	$20,622

Accrued expenses and other current liabilities:
Employee compensation	$2,937	$2,303
Accrued third party commissions	2,555	947
Accrued acquisition costs	2,095	—
Accrued professional services	1,359	1,137
Accrued other	5,250	5,418

	$14,196	$9,805

*	Certain amounts from prior periods have been reclassified to conform to current period presentation. See Note 1.

Note 4 — Long-Term Investments

     In April 2003, in order to enhance its access to chip-scale packaging services that were in short supply, the Company purchased approximately 11% of the then outstanding common stock of XinTec, Inc. (“XinTec”), a privately-held company based in Taiwan for a total of $2.8 million in cash. During fiscal 2004, a portion of XinTec’s shares were issued and currently trade on the Emerging Market in Taiwan. Due to additional rounds of financing obtained by XinTec, the Company’s equity interest declined to approximately 8% at the end of fiscal 2005. The balance of XinTec’s equity is held by unrelated third parties. The Company’s purchases from XinTec are at arm’s length, and the Company does not have the ability to exercise significant influence over XinTec’s operating and financial policies. As a result, the Company accounts for its interest in XinTec using the cost method.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     In June 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of Impac Technology Co., Ltd. (“Impac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in Impac. The balance of Impac’s equity is owned by unrelated third parties. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by Impac. The Company does not have the ability to exercise significant influence over Impac’s operations and financial policies. The Company’s purchases from Impac are at arm’s length and the Company accounts for this investment using the equity method. For fiscal 2005, the Company recorded an equity loss of $0.6 million in other income (loss), net, for its portion of the net loss of Impac.

     In October 2003, the Company entered into a Shareholders’ Agreement with TSMC pursuant to which it agreed with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to CMOS image sensors. Together with TSMC and certain employees and affiliates of VisEra, the Company has committed to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra and its share of this capital commitment to VisEra is $23.5 million. Of this amount, the Company will contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments, and net cash of $4.5 million. In the first phase, in November 2003, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. The balance of its current net cash commitment totals $3.0 million. The Company accounts for this investment using the equity method. For fiscal 2005, the Company recorded equity income of $0.4 million for its portion of the net income of VisEra. The Company did not record any equity in the net income of VisEra for fiscal 2004 because such amount was insignificant.

     In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) to establish a joint venture in Taiwan. The purpose of the joint venture, which is called Silicon Optronics, Inc. (“SOI”), is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company has contributed approximately $2.1 million to SOI in exchange for an ownership percentage of approximately 49%. As of March 31, 2005, the Company assumed control of the board of directors of SOI and as of April 30, 2005, consolidated SOI into the Company’s financial statements for the first time. At April 30, 2005, SOI’s total assets were approximately $6.5 million. Prior to March 31, 2005, the Company accounted for this investment using the equity method, and recorded equity income of $0.1 million for its portion of the net income of SOI.

Note 5 — Acquisition of CDM Optics, Inc.

     In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM at which time CDM became a wholly-owned subsidiary of OmniVision. CDM is the exclusive licensee from an affiliate of the University of Colorado of a technology known as Wavefront Coding, which significantly increases the depth of field of a photographic image. The Company expects to integrate Wavefront Coding with its existing and future image sensors. The closing consideration consisted of $10 million in cash and approximately 515,000 shares of OmniVision common stock, representing $10 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers. The Company is obligated to pay an additional $10 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology.

     Upon the date of the sale of a predetermined number of revenue-producing products, or April 18, 2007, whichever comes earlier, the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

holders of the approximately 515,000 shares will have the right to put the shares to the Company at $19.42 per share; unless, prior to the exercise of the put, OmniVision common stock closes above a price of $19.42 per share for a period of ten consecutive trading days.

     CDM and the costs associated with the acquisition are included in the consolidated balance sheet at April 30, 2005. The goodwill created as a result of the acquisition arises solely from the deferred tax liability, which represents the difference between the book and tax basis of the intangibles acquired. CDM’s results of operations will be included in the Company’s consolidated financial statements commencing in fiscal 2006.

     In accordance with SFAS 141, “Business Combinations,” the Company allocated the purchase price to tangible assets, intangible assets and liabilities based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The purchase consideration has been allocated as follows, based on the estimated fair value of asset acquired and liabilities assumed (in thousands):

Fair
Value
Purchase consideration:
Cash	$13,000
OmniVision common stock	7,352
Acquisition costs	729

Total purchase consideration	$21,081

	Fair	Amortization
	Value	Period
Allocation:
Current assets	$1,412
Property, plant and equipment	97
Core technology	17,800	5 years
Patents	5,800	5 years
Trademarks and tradenames	1,400	5 years
Customer contracts and related relationships	100	3 years
Goodwill	4,892
Accounts payable and accruals	(316)
Other current liabilities	(757)
Deferred tax liability	(9,347)

Total provision	$21,081

     In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of CDM’s products. The fair values of intangible assets were estimated using the income approach for core technology, patents, trademarks and tradenames and customer relationships. The net cash flows were discounted to their present values based on an estimated weighted-average cost of capital of 25%. This discount rate was determined after consideration of the required weighted average return on debt and invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from CDM.

     The goodwill is not expected to be deductible for tax purposes.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of CDM had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below (in thousands, except per share amounts) include pro forma adjustments for amortization of acquired intangibles, of $4.9 million, $5.0 million and $5.0 million for fiscal 2005, 2004 and 2003, respectively:

	Year Ended April 30,
	2005	2004	2003
Revenues	$390,159	$320,229	$110,540

Net income	$72,638	$55,673	$8,592

Net income per common share – basic	$1.27	$1.05	$0.19

Net income per common share – diluted	$1.17	$0.92	$0.17

Note 6— Goodwill

     In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM Optics, Inc., or CDM, at which time CDM became a wholly-owned subsidiary of OmniVision (See Note 5). Goodwill represents the excess of the purchase price of CDM acquisition over the fair value of net tangible and intangible assets acquired.

     As of April 30, 2005, the carry amount of goodwill consists of the following (in thousands):

2005
Balance at the beginning of the year	$—
Goodwill recorded during the year	4,892

Balance at the end of the year	$4,892

Note 7— Intangible Assets

     In September 2004, the Company purchased certain intellectual property rights that have been recorded in Other non-current assets. In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM Optics, Inc., or CDM, at which time CDM became a wholly-owned subsidiary of OmniVision. (See Note 5.)

     Intangible assets as of April 30, 2005 consist of the following (in thousands):

2005
Core technology	$17,800
Patent	7,260
Trademarks and tradenames	1,400
Customer relationships	100

26,560
Less: Accumulated depreciation and amortization	(146)

Intangible assets, net	$26,414

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     During fiscal 2005, the Company recorded $146,000 in total amortization expense of intangible assets. The total expected future annual amortization of these intangible assets are as follows:

Years Ended April 30,
2006	$5,325
2007	5,325
2008	5,325
2009	5,292
2010	5,147
Thereafter	—

Total	$26,414

Note 8 — Income Taxes

     The provision for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2005	2004	2003
Current:
Federal	$16,764	$28,195	$8,922
State	1	—	—
Foreign	11,591	1,095	50

Total current	28,356	29,290	8,972

Deferred:
Federal	1,879	(448)	(2,790)
State	(529)	1,421	(1,342)

Total deferred	1,350	973	(4,132)

Total provision	$29,706	$30,263	$4,840

     Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2005	2004	2003
United States	$19,563	$49,276	$29,365
International	86,530	39,732	(9,201)

Total	$106,093	$89,008	$20,164

     The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% to pretax income from operations as a result of the following (in thousands):

	Year Ended April 30,
	2005	2004	2003
Statutory federal income tax	$37,133	$31,153	$7,057
State income taxes expense (benefit), net of federal tax benefits	(343)	924	(35)
Amortization of stock compensation	7	385	147
Foreign rate differential	(5,786)	(1,469)	4,326
Increase (decrease) in valuation allowance	—	—	(6,021)
Tax credits	(1,235)	(1,220)	(676)
Other	(70)	490	42

Tax provision	$29,706	$30,263	$4,840

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     Management regularly assess the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. Deferred tax assets in the amount of $1.8 million at April 30, 2005 pertain to California tax credit carryovers. Management believes it is more likely than not that the Company will not realize such deferred tax assets; therefore, a valuation allowance has been established against the deferred tax assets. In the future, when the credit is utilized and the valuation allowance is released, $1.4 million of the tax benefit resulting from the exercise of employee stock options will be accounted for as a credit to stockholders’ equity rather than a reduction of the income tax expense in the year such event occurs.

     The components of deferred tax assets (liabilities) included in the consolidated balance sheets are (in thousands):

	April 30,
	2005	2004
Net operating loss carryforwards	$292	$308
Tax credits	1,842	1,209
Reserves	3,392	4,324
Fixed assets	385	(73)
Intangible assets	(9,149)	13
Accruals and other	1,054	1,997

	(2,184)	7,778
Valuation allowance	(1,761)	(1,260)

Net deferred tax assets (liabilities)	$(3,945)	$6,518

     As of April 30, 2005, the Company has state research and development credits of approximately $2.7 million. If not utilized, these credits will be carried over indefinitely.

     On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA, for an effective tax cost of 5.25% on any such repatriated foreign earnings. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company has begun an evaluation of the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States. The Company does not expect to be able to complete this evaluation until late in fiscal 2006 when its qualifying expenses for this fiscal year will be known.

Note 9 — Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the effect of stock options. For the years ended April 30, 2005, 2004 and 2003, 3,005,800, 220,000 and 320,750 shares of common stock, respectively, subject to outstanding options were not included in the calculation of diluted net income per share as they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on The Nasdaq Stock Market).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     The following table sets forth the computation of basic and diluted income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2005	2004	2003

Numerator:
Net income	$76,387	$58,745	$15,324

Denominator:
Weighted average shares	56,691	52,914	45,581
Weighted average unvested common stock subject to repurchase	(3)	(58)	(224)

Denominator for basic net income per share	56,688	52,856	45,357
Weighted average effect of dilutive securities:
Common stock options	4,875	6,774	4,619
Unvested common stock subject to repurchase	3	58	224

Denominator for dilutive net income per share	61,566	59,688	50,200

Basic net income per share	$1.35	$1.11	$0.34

Diluted net income per share	$1.24	$0.98	$0.31

Note 10 — Stockholder Rights Plan

     In August 2001, the Company adopted a stockholders rights plan that, among other things, will allow the holder to buy common stock of the Company at a discount should an acquiring company or person attempt to obtain 15% or more of the outstanding common stock. The rights are redeemable by the Company at a price of $0.001 per right.

Note 11 — Common Stock

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

     In July 2003, the Company sold 6,186,452 shares of common stock in a follow-on public offering at a price of $19.38 per share, resulting in net proceeds of approximately $113.0 million. The incremental shares are reflected in the weighted average shares outstanding during the fiscal years ended April 30, 2005 and 2004.

     In connection with the CDM acquisition, the Company issued 515,000 shares of common stock representing $10 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers.

     The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2005 and 2004, 57,634,341 and 56,212,119 shares were issued and outstanding, respectively. In addition, as of April 30, 2005, 19,529,413 shares of common stock have been reserved for issuance under the Company’s employee stock option plans, the directors’ stock option plan and employee stock purchase plan.

     Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of voluntary or involuntary termination of employment of the stockholder. Of the shares issued to date, 5,540,100 shares of the Company’s common stock have been issued under restricted stock

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

purchase agreements, under which the Company has the option to repurchase issued shares of common stock. Under these agreements, 20% of the Company’s repurchase rights lapse after one year. The remaining rights lapse quarterly over the following four years. As of April 30, 2005, no such repurchase rights remained. As of April 30, 2004 and 2003, 13,500 and 101,600 shares of common stock were unvested and subject to repurchase by the Company at the original exercise price, respectively.

Note 12 — Employee Stock Purchase and Stock Option Plans

2000 Employee Stock Purchase Plan

     The 2000 Employee Stock Purchase Plan was adopted by the board of directors in February 2000 and was adopted by the shareholders in March 2000. The 2000 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2000 Employee Stock Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or 4% of the Company’s common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The offering periods under this plan are the periods of approximately twenty four (24) months commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the periods ending twenty-four months later. (Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping.) The offering period under this plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the start date of the offering period or on the end date of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of April 30, 2005, 1,545,628 shares had been purchased under the 2000 Employee Stock Purchase Plan.

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

2000 Stock Plan

     In February 2000, the Company adopted the 2000 Stock Plan under which 6,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 3,000,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year; or an amount determined by the Company’s board of directors. The 2000 Stock Plan provides for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options are granted at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan have been at fair market value on the date of the grant and generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). Those options exercised but unvested are subject to repurchase by the Company at the exercise price.

2000 Director Option Plan

     The 2000 Director Option Plan was adopted by the board of directors in February 2000 and approved by the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year or an amount determined by the board of directors. The 2000 Director Option Plan provides for an initial grant to the nonemployee director to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director is granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting, the director has served on the board of directors for no less than six months. The term of options granted under the 2000 Director Option Plan is ten years, but the options expire three months following the termination of the optionee’s status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants are exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000 share grants are exercisable at the rate of 1/16th of the shares per quarter.

     The following table summarizes stock option activities:

	Options outstanding
				Weighted
	Options			Average
	Available For	Number of	Price Per	Price Per
	Grant	Shares	Share	Share
Balance at May 1, 2002	2,126,584	5,860,932	—	$2.88
Replenished	2,785,856	—	—	—
Granted	(3,739,400)	3,739,400	4.45 – 12.15	6.20
Exercised	—	(1,685,946)	0.03 – 6.50	2.77
Repurchased	10,000	—	0.15	0.15
Canceled	605,648	(605,648)	0.38 – 14.53	3.69

Balance at April 30, 2003	1,788,688	7,308,738		4.54
Replenished	2,925,362	—	—	—
Granted	(3,848,600)	3,848,600	16.40 – 29.19	18.14
Exercised	—	(2,824,297)	0.15 – 21.11	4.24
Canceled	795,711	(795,711)	0.38 – 26.88	14.74

Balance at April 30, 2004	1,661,161	7,537,330	—	10.51
Replenished	3,140,530	—	—	—
Granted	(3,984,050)	3,984,050	11.21 – 23.44	19.58
Exercised	—	(934,326)	0.15 – 16.40	4.11
Canceled	840,827	(840,827)	1.42 – 26.88	16.87

Balance at April 30, 2005	1,658,468	9,746,227	—	$14.28

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     The following table summarizes information about stock options outstanding at April 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	April 30, 2005	Contractual Life	Exercise Price	April 30, 2005	Exercise Price

$0.13 - $6.01	2,943,066	6.37	$4.73	2,110,749	$4.27
$6.50 - $16.40	3,680,361	8.44	14.99	1,244,370	15.85
$17.96 - $23.24	848,250	9.60	19.19	43,271	23.24
$23.44	2,074,550	9.10	23.44	54,501	23.44
$24.27 - $29.19	200,000	8.68	26.21	65,278	26.28

$0.13 - $29.19	9,746,227	8.05	$14.28	3,518,169	$9.31

Stock-Based Compensation Under APB 25

     Stock-based compensation relates to the following categories of income and expense (in thousands):

	Year ended April 30,
	2005	2004	2003

Cost of revenues	$—	$3	$11

Operating expenses:
Research and development	9	68	150
Selling, general and administrative	949	1,031	248

Total operating expenses	958	1,099	398

Total stock-based compensation	$958	$1,102	$409

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

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Employee Stock Option			Employee Stock Purchase
	Plans Year Ended April 30,			Plan Year Ended April 30,
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	3.2%	1.7%	2.1%	2.3%	1.5%	1.6%
Expected term of options (in years)	3.4	3.5	3.5	0.5	0.5	0.5
Expected volatility	123%	130%	135%	65%	130%	135%
Expected dividend yield	0%	0%	0%	0%	0%	0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     The weighted average grant-date fair value of options granted during the years ended April 30, 2005, 2004 and 2003 was $14.59, $13.68 and $4.82, respectively.

     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Stock Purchase Plan during the years ended April 30, 2005, 2004 and 2003 was $4.37, $5.88 and $2.86, respectively.

Note 13 — Concentration of Risk and Uncertainties

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in money market funds. The Company’s products are primarily sold to original equipment manufacturers, value added resellers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. The Company’s sales to significant customers as a percentage of revenues for the fiscal years indicated were as follows:

	Year Ended April 30,
	2005	2004	2003

Percentage of revenues:
Customer A	19%	*	*
Customer B	16%	*	*
Customer C	11%	17%	21%
Customer D	*	*	14%

*	Less than ten percent.

     Significant customer account receivables as a percentage of net accounts receivable for the fiscal years indicated were as follows:

	April 30,
	2005	2004

Percentage of accounts receivable, net:
Customer A	22%	15%
Customer B	17%	*
Customer C	11%	24%

*	Less than ten percent.

     Certain of the Company’s wafer, color filter application and packaging services are obtained from a single source or a limited group of suppliers. The partial or complete loss of one or more of these sources could have at least a temporary adverse effect on the Company’s consolidated results of operations.

Note 14 — Segment, Product Line and Geographic Information

     The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Year Ended April 30,
	2005	2004	2003

Digital applications	$350,327	$285,425	$84,487
Analog applications	37,735	32,698	24,511

Total	$388,062	$318,123	$108,998

     The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs as compared to distributors for fiscal years 2005, 2004 and 2003, respectively:

	Year Ended April 30,
	2005	2004	2003

OEMs and VARs	79.4%	75.3%	67.8%
Distributors	20.6	24.7	32.2

Total	100.0%	100.0%	100.0%

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

	Year Ended April 30,
	2005	2004	2003

Hong Kong	$148,022	$103,437	$46,757
Taiwan	72,977	68,665	25,982
Japan	69,393	21,641	2,124
China	58,975	74,041	21,266
South Korea	27,998	40,230	5,594
United States.	3,049	3,932	6,329
All other	7,648	6,177	946

Total	$388,062	$318,123	$108,998

     In December 2000, the Company formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of HWSC was initially $12.0 million, of which $3.8 million was funded by the Company in fiscal 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $3.2 million and $4.0 million during fiscal 2004 and fiscal 2003, respectively. A total of $14.7 million of the $30.0 million of registered capital of the subsidiary had been funded as of January 31, 2005 from the Company’s available working capital. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded was extended to January 22, 2006. The $14.7 million invested through January 31, 2005 was used primarily for partial payment to building contractors for the construction of facilities and the purchase of equipment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     The Company’s long-lived assets are located in the following countries (in thousands):

	April 30,
	2005	2004

United States	$2,277	$3,773
China	16,640	16,486
Taiwan	8,401	7,496
All other	352	339

	$27,670	$28,094

Note 15 — Commitments and Contingencies

Commitments

     In December 2000, the Company formed a subsidiary, HWSC, to conduct testing operations and other processes associated with the manufacturing of its products in China. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded was extended to January 22, 2006. (See Note 14.)

     In October 2003, the Company entered into a Shareholders’ Agreement with TSMC pursuant to which it agreed with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to CMOS image sensors. Together with TSMC and certain employees and affiliates of VisEra, the Company has committed to provide an aggregate of $50.0 million in total capital to VisEra, which commitments may be made in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra and its share of this capital commitment to VisEra is $23.5 million. Of this amount, the Company will contribute approximately $19.0 million of assets to the joint venture, including technology, plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments, and net cash of $4.5 million. In the first phase, in November 2003, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. The balance of its current net cash commitment totals $3.0 million. (See Note 4.)

     The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2010. At April 30, 2005, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2006	$2,132
2007	1,408
2008	419
2009	419
2010	36
Thereafter	—

Total	$4,414

     Rental expenses under all operating leases amounted to approximately $2,222, $1,600 and $459 for the years ended April 30, 2005, 2004 and 2003, respectively.

Litigation

     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against the Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including the Company, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The settlement is subject to final Court approval and a number of other conditions. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. The Company further believes that the settlement is not expected to have any material adverse affect on its financial condition, results of operations or cash flows.

     On August 21, 2002, the Company initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation for infringement of Taiwan patent NI-139439 that had been issued to the Company related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to the Company’s patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to the Company’s Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, the Company filed an action with the High Administrative Court of Taiwan (the “High Court”) to reverse the grant of cancellation. The High Court dismissed the Company’s action on May 3, 2005 after a hearing held on March 18, 2005, and the Company received the written judgment from the High Court on May 11, 2005. The Company decided not to appeal this decision by the May 31, 2005 deadline, and the parties have agreed to the withdrawal of the Company’s infringement case claiming damages against IC Media.

     On June 10, 2004, the first of several putative class actions was filed against the Company and certain of its present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased the Company’s common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of the Company’s common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. The class action is still in its early stages. The Company believes that these lawsuits are without merit, has filed a motion to dismiss and intends to defend the cases vigorously.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2005, 2004 and 2003

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

Note 16 — Subsequent Event

     On June 20, 2005, the Company’s Board of Directors authorized the repurchase in an open market program of up to an aggregate of $100 million of the Company’s common stock.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,
	2004	2004	2005	2005
	(in thousands, except per share data)
	(unaudited)

Revenues	$98,807	$84,436	$101,833	$102,986
Cost of revenues	59,068	46,213	60,370	65,857
Gross profit	39,739	38,223	41,463	37,129
Net income	$19,852	$17,794	$21,083	$17,658
Net income per share:
Basic	$0.35	$0.32	$0.37	$0.31

Diluted	$0.32	$0.28	$0.33	$0.30

Shares used in computing per share amounts:
Basic	56,315	56,485	56,710	57,251

Diluted	61,131	63,031	63,457	59,819

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,
	2003	2003	2004	2004
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
	(unaudited)

Revenues	$46,839	$77,998	$93,613	$99,673
Cost of revenues	29,460	48,425	56,668	59,553
Gross profit	17,379	29,573	36,945	40,120
Net income	$6,224	$13,826	$17,868	$20,827
Net income per share:
Basic	$0.13	$0.26	$0.33	$0.37

Diluted	$0.12	$0.23	$0.29	$0.34

Shares used in computing per share amounts:
Basic	47,696	53,946	54,652	55,811

Diluted	53,638	60,295	60,850	60,846

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

     The restatement of the Company’s financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which the Company recognizes revenue on a “sell-through” basis, were not reported to the Company by one of its distributors in a timely manner. In addition, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition.

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

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of the Company’s chief executive officer and its chief financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as defined in the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, the Company’s disclosure controls and procedures were effective as of April 30, 2005.

Management’s Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. OmniVision’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

          (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

          (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

          (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the document entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate. Based on this evaluation, the Company’s management concluded that as of April 30, 2005 the Company’s internal control over financial reporting was effective.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management’s Consideration of Prior Restatements

     The Company previously restated its financial results for the quarters ended July 31, 2003, October 31, 2003 and January 31, 2004. The restatements arose out of an internal review which was initiated in response to issues raised by an employee. OmniVision notified the Audit Committee of the Board of Directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors.

     The restatement of OmniVision’s financial results for the first three quarters of fiscal 2004 related primarily to two issues identified as part of the internal review and independent investigation. First, beginning in the second half of fiscal 2003 and continuing through the first nine months of fiscal 2004, certain distribution sales, for which the Company recognizes revenue on a “sell-through” basis, were not reported to the Company by one of its distributors in a timely manner. In addition, in the second and third quarters of fiscal 2004, during the transition of testing operations and certain international sales functions to overseas locations, some shipments made to customers late in the quarter were incorrectly classified as transferring title upon delivery as opposed to upon shipment, and therefore revenue was not recognized when product was shipped. Both of these issues resulted in delayed revenue recognition.

     In July 2004, and partly in connection with the restatement of the Company’s financial statements for the first, second and third quarters for fiscal 2004, PricewaterhouseCoopers LLP identified material weaknesses in the Company’s internal controls and procedures relating to errors in the Company’s recognition of revenue resulting from incorrectly reviewing distributor reports and from incorrectly applying revenue recognition policies in accordance with title transfer, risk of loss and related shipping terms. PricewaterhouseCoopers LLP also noted a material weakness related to the Company’s need to increase its financial reporting and accounting staffing levels to ensure that the Company could meet its financial reporting obligations given the significant growth in its business in recent periods.

     As part of its evaluation of the Company’s internal control over financial reporting as of April 30, 2005, management considered and believes it has addressed the specific accounting issues identified in the internal review and independent investigation and the material weaknesses in our internal controls identified by PricewaterhouseCoopers LLP in July 2004.

ITEM 9B.	OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement related to our 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Item 4A. Executive Officers and Directors of the Registrant.”

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Report:

     1. Financial Statements. Refer to the financial statements filed as a part of this Report under “Item 8-Financial Statements and Supplementary Data.”

     2. Financial Statement Schedules. The following financial schedule is filed as part of this Report under “Schedule II–Valuation and Qualifying Accounts for the Years Ended April 30, 2005, 2004 and 2003.” All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3. Exhibits.

Exhibit
Number		Description
+2.1	(9)	Agreement and Plan of Merger by and among the Registrant, Ski-Jump Acquisition Corp, R.C. Mercure, Jr., W. Thomas Cathy, Jr. and Edward Dowski, Jr., CDM Optics, Inc., and R.C. Mercure, Jr., a representative of the CDM securityholders.
3.1	(1)	Restated Certificate of Incorporation
3.2	(1)	Bylaws of the Registrant
4.1	(1)	Specimen Common Stock Certificate
4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively
4.4	(7)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004
4.5	(9)	Form of Put Agreement, dated April 19, 2005, by and among the Registrant and former holders of CDM Optics, Inc. securities.
4.6	(9)	Registration Rights Agreement dated April 19, 2005, by and among the Registrant and former holders of CDM Optics, Inc. securities.
10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2	(1)	2000 Stock Plan and form of option agreement
10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement
10.4	(1)	2000 Director Stock Option Plan and form of option agreement
10.5	(4)	Lease Agreement between the Registrant and Caribbean/Geneva Investors and Crossman Partners, L.P., dated March 14, 2003, for the premises at 1341 Orleans Drive, Sunnyvale, California 94089-1136
*10.6	(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998
10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000
10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000
10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000
10.10	(5)	Common Stock Purchase Warrant dated July 25, 2003 issued to our former chief financial officer
*10.11(a)	(6)	Shareholders’ Agreement, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
*10.11(b)	(6)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
10.12	(8)	Executive Officer Profit Sharing/Bonus Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on page 90)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.

(4)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

(6)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(7)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

(8)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission March 31, 2005.

(9)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission April 25, 2005.

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2005, 2004, and 2003
(In thousands)

	Balance at	Additions	Write-offs
	Beginning of	and Charges	and	Balance at
Description	Year	to Expenses	Deductions	End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended April 30, 2005	$1,780	$(543)	$—	$1,237

Fiscal year ended April 30, 2004	$915	$1,700	$835	$1,780

Fiscal year ended April 30, 2003	$671	$244	$—	$915

Deferred tax valuation allowance:
Fiscal year ended April 30, 2005	$1,260	$501	$—	$1,761

Fiscal year ended April 30, 2004	$—	$1,260	$—	$1,260

Fiscal year ended April 30, 2003	$6,021	$—	$6,021	$—

Sales return reserve:
Fiscal year ended April 30, 2005	$3,301	$6,224	$4,232	$5,293

Fiscal year ended April 30, 2004	$1,140	$4,372	$2,211	$3,301

Fiscal year ended April 30, 2003	$754	$813	$427	$1,140

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
By:	/s/ Shaw Hong
Shaw Hong
President and Chief Executive Officer

Date: July 14, 2005

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shaw Hong and Peter V. Leigh, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Shaw Hong Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	July 14, 2005
/s/ Peter V. Leigh Peter V. Leigh	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2005
/s/ Raymond Wu Raymond Wu	Executive Vice President and Director	July 14, 2005
/s/ Joseph Jeng Joseph Jeng	Director	July 14, 2005
/s/ Dwight Steffensen Dwight Steffensen	Director	July 14, 2005
/s/ Andrew Wang Andrew Wang	Director	July 14, 2005

EXHIBIT INDEX

Exhibit
Number		Description
+2.1	(9)	Agreement and Plan of Merger by and among the Registrant, Ski-Jump Acquisition Corp, R.C. Mercure, Jr., W. Thomas Cathy, Jr. and Edward Dowski, Jr., CDM Optics, Inc., and R.C. Mercure, Jr., a representative of the CDM securityholders.
3.1	(1)	Restated Certificate of Incorporation
3.2	(1)	Bylaws of the Registrant
4.1	(1)	Specimen Common Stock Certificate
4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively
4.4	(7)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004
4.5	(9)	Form of Put Agreement, dated April 19, 2005, by and among the Registrant and former holders of CDM Optics, Inc. securities.
4.6	(9)	Registration Rights Agreement dated April 19, 2005, by and among the Registrant and former holders of CDM Optics, Inc. securities.
10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2	(1)	2000 Stock Plan and form of option agreement
10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement
10.4	(1)	2000 Director Stock Option Plan and form of option agreement
10.5	(4)	Lease Agreement between the Registrant and Caribbean/Geneva Investors and Crossman Partners, L.P., dated March 14, 2003, for the premises at 1341 Orleans Drive, Sunnyvale, California 94089-1136
*10.6	(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998
10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000
10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000
10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000
10.10	(5)	Common Stock Purchase Warrant dated July 25, 2003 issued to our former chief financial officer
*10.11(a)	(6)	Shareholders’ Agreement, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
*10.11(b)	(6)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
10.12	(8)	Executive Officer Profit Sharing/Bonus Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on page 90)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

+	Schedules, exhibits and similar attachments to the Merger Agreement, as described therein, have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon its request.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.

(4)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

(6)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(7)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

(8)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission March 31, 2005.

(9)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission April 25, 2005.