Form 10-Q
period 2005-07-31
OMNIVISION TECHNOLOGIES INC
filed 2005-09-09
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑   No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☑
     At September 6, 2005, 56,209,517 shares of common stock of the Registrant were outstanding, exclusive of 1,785,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share data)
(unaudited)

	July 31,	April 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$193,560	$204,057
Short-term investments	118,395	90,658
Accounts receivable, net	54,586	59,740
Inventories	61,373	58,429
Refundable and deferred income taxes	5,346	5,402
Prepaid expenses and other assets	3,018	2,542

Total current assets	436,278	420,828
Property, plant and equipment, net	18,936	19,342
Long-term investments	6,830	6,814
Goodwill	4,892	4,892
Intangibles, net	25,083	26,414
Other non-current assets	2,260	1,543

Total assets	$494,279	$479,833

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,391	$26,081
Accrued expenses and other current liabilities	12,965	14,196
Accrued income taxes payable	35,849	32,313
Deferred income	9,615	5,483

Total current liabilities	92,820	78,073

Long-term liabilities:
Deferred tax liabilities	8,870	9,347

Total long-term liabilities	8,870	9,347

Total liabilities	101,690	87,420

Commitments and contingencies (Note 13)

Minority interest	2,858	2,315

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,918,003 issued and 56,668,003 outstanding at July 31, 2005 and 57,634,341 shares issued and outstanding at April 30, 2005, respectively	58	58
Additional paid-in capital	265,302	263,102
Accumulated other comprehensive income (loss)	185	(25)
Treasury stock, 1,250,000 shares at July 31, 2005 and zero shares at April 30, 2005	(17,159)	—
Retained earnings	141,345	126,963

Total stockholders’ equity	389,731	390,098

Total liabilities, minority interest and stockholders’ equity	$494,279	$479,833

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	July 31,
	2005	2004
Revenues	$95,994	$98,807
Cost of revenues	64,065	59,068

Gross profit	31,929	39,739

Operating expenses:
Research and development	8,477	5,164
Selling, general and administrative	6,776	7,122
Stock-based compensation (1)	2	203

Total operating expenses	15,255	12,489

Income from operations	16,674	27,250
Interest income	1,959	660
Other income (loss), net	23	(338)

Income before income taxes and minority interest	18,656	27,572
Provision for income taxes	3,732	7,720
Minority interest	542	—

Net income	$14,382	$19,852

Net income per share:
Basic	$0.25	$0.35

Diluted	$0.25	$0.32

Shares used in computing net income per share:
Basic	57,178	56,315

Diluted	58,194	61,131

(1) Stock-based compensation by functional area:
Research and development	$—	$9
Selling, general and administrative	2	194

	$2	$203

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 31,
	2005	2004
Cash flows from operating activities:
Net income	$14,382	$19,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,331	686
Stock-based compensation	2	203
Tax benefits from stock option exercises	563	—
Minority interest in net income of consolidated subsidiary	542	—
Equity investment (gain) loss, net	(16)	338
Changes in assets and liabilities:
Accounts receivable, net	5,154	(2,599)
Inventories	(2,980)	14,665
Refundable and deferred income taxes	77	—
Prepaid expenses and other assets	(1,312)	(355)
Accounts payable	8,293	(6,409)
Accrued expenses and other current liabilities	(1,231)	8,320
Accrued income taxes payable	3,537	—
Deferred income	4,132	(532)
Deferred tax liabilities	(477)	—

Net cash provided by operating activities	32,997	34,169

Cash flows from investing activities:
Restricted cash	—	(3)
Purchases of short-term investments	(35,149)	(47,522)
Proceeds from sale or maturities of short-term investments	7,500	49,730
Purchases of property, plant and equipment	(248)	(1,005)
Purchases of long-term investments	—	(1,462)

Net cash used in investing activities	(27,897)	(262)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,635	914
Payment for repurchase of common stock	(17,159)	—

Net cash provided by (used in) financing activities	(15,524)	914

Effect of foreign currency translation gain on cash and cash equivalents	(73)	13

Net decrease in cash and cash equivalents	(10,497)	34,834
Cash and cash equivalents at beginning of period	204,057	124,653

Cash and cash equivalents at end of period	$193,560	$159,487

Supplemental cash flow information:
Taxes paid	$—	$250

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
Note 1 — Basis of Presentation
     Overview
     The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2005 and April 30, 2005 and for the three months ended July 31, 2005 and 2004 have been prepared by OmniVision Technologies, Inc. and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2005 are derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (the “Form 10-K”).
     The results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006 or any other future period.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future considering available information. Actual results could differ from these estimates.
     Reclassifications
     Certain previously reported amounts have been reclassified to conform to the current period presentation. At January 31, 2005, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of January 31, 2005 and for all prior periods. As of July 31, 2004, the Company held approximately $34.6 million of these auction rate securities. These reclassifications had no impact on the results of operations of the Company. The following table summarizes the balances as previously reported and as reclassified as of the period ending date for the three months ended July 31, 2004 (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Three months ended July 31, 2004	$194,087	$159,487	$53,655	$88,255
     As a result of these changes, the Company reclassified the following line items in the Statements of Cash Flows for the three months ended July 31, 2004 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Three months ended July 31, 2004:
(Purchases of) proceeds from short-term investments, net	$(36,592)	$2,208
Net increase (decrease) in cash and cash equivalents	$(3,966)	$34,834
Cash and cash equivalents at end of period	$194,087	$159,487

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
Note 2 — Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, its wholly-owned and controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated.
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
     Short-Term Investments
     The Company’s short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and government debt securities maturing in twelve months or less from the date of purchase, with the exception of auction rate securities, which bear a maturity date of up to thirty years with the interest rate being reset every 35 days. These investments are reported at fair value at July 31, 2005 and April 30, 2005. Unrealized gains or losses are recorded in stockholders’ equity and included in other comprehensive income (losses). Unrealized gains and losses were not significant during any period presented. Declines in value judged to be other than temporary, of which there were none in the periods presented, would be recorded in operations at the time such judgment was made.
     Inventories
     Inventories are stated at the lower of cost, determined on first-in, first-out (“FIFO”) basis, or market.
     The Company records provisions to adjust inventories to net realizable value when the Company believes that the net realizable value is less than the cost. The Company records provisions for the cost of inventories when the

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months.
     Goodwill
     Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is performed only if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded.
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
     Treasury Stock
     The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
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
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
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

		Three Months Ended
		July 31,
		2005	2004
Net income, as reported		$14,382	$19,852
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	—	13
Deduct:	Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	5,540	6,206

As adjusted net income		$8,842	$13,659

Net income per share – Basic:
As reported		$0.25	$0.35

As adjusted		$0.15	$0.24

Net income per share – Diluted:
As reported		$0.25	$0.32

As adjusted		$0.15	$0.24

Shares used in computing net income per share – Basic:
As reported		57,178	56,315

As adjusted		57,178	56,315

Shares used in computing net income per share – Diluted:
As reported		58,194	61,131

As adjusted		57,178	56,321

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
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
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
     On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its consolidated operating results or financial position.
Note 3 — Short-Term Investments
     Available-for-sale securities at July 31 and April 30, 2005 were as follows (in thousands):

	As of July 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. government debt securities	$34,871	$—	$(44)	$34,827
Municipal bonds and notes	48,937	2	(2)	48,937
Commercial paper	34,694	—	(63)	34,631

	$118,502	$2	$(109)	$118,395

Contractual maturity dates, less than one year				$69,458
Contractual maturity dates, one year to 30 years(1)				48,937

				$118,395

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)

	As of April 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. government debt securities	$34,662	$—	$(20)	$34,642
Municipal bonds and notes	41,550	—	—	41,550
Commercial paper	14,482	—	(16)	14,466

	$90,694	$—	$(36)	$90,658

Contractual maturity dates, less than one year				$49,108
Contractual maturity dates, one year to 30 years(1)				41,550

				$90,658

(1)	Represents auction rate securities, which bear a maturity date of up to thirty years with the interest rate being reset every 35 days.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
Note 4 — Balance Sheet Accounts (in thousands)

	July 31,	April 30,
	2005	2005
Cash and cash equivalents:
Cash	$41,777	$31,564
Money market funds	140,010	157,576
Commercial paper	11,773	14,917

	$193,560	$204,057

Accounts receivable:
Accounts receivable	$60,515	$66,270
Less: Allowance for doubtful accounts	(932)	(1,237)
Sales returns reserve	(4,997)	(5,293)

	$54,586	$59,740

Inventories:
Work in progress	$32,389	$26,957
Finished goods	28,984	31,472

	$61,373	$58,429

Prepaid expenses and other assets:
Prepaid expenses	$2,077	$1,971
Other receivables	941	571

	$3,018	$2,542

Property, plant and equipment, net:
Building and land use right	$7,162	$7,013
Building improvements	1,937	1,909
Machinery and equipment	15,913	15,654
Furniture and fixtures	254	250
Software	1,981	1,866
Construction in progress	57	18

	27,304	26,710
Less: Accumulated depreciation and amortization	(8,368)	(7,368)

	$18,936	$19,342

Accrued expenses and other current liabilities:
Employee compensation	$2,789	$2,937
Accrued third party commissions	2,111	2,555
Accrued acquisition costs	2,095	2,095
Accrued professional services	1,780	1,359
Accrued other	4,190	5,250

	$12,965	$14,196

Note 5 — Long-term Investments
     In April 2003, in order to enhance its access to chip-scale packaging services that were in short supply, the Company purchased approximately 11% of the then outstanding common stock of XinTec, Inc. (“XinTec”), a privately-held company based in Taiwan for a total of $2.8 million in cash. During fiscal 2004, a portion of XinTec’s shares were issued and are currently traded on the Emerging Market in Taiwan. Due to additional rounds of financing obtained by XinTec, the Company’s equity interest declined to approximately 8% at the end of fiscal 2005. The Company’s purchases from XinTec are at arm’s length, and the Company has not had the ability to exercise

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
significant influence over XinTec’s operating and financial policies. As a result, the Company accounts for its interest in XinTec using the cost method.
     In June 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of Impac Technology Co., Ltd. (“Impac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in Impac. Unrelated third parties own the balance of Impac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by Impac in which the Company did not participate. The Company does not have the ability to exercise significant influence over Impac’s operations and financial policies. The Company’s purchases from Impac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded equity losses of zero and $0.3 million, respectively, for its portion of the net losses for the three months ended July 31, 2005 and 2004 recorded by the company in which it had invested.
     In August 2005, through its wholly-owned subsidiary OmniVision International Holding Ltd., the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended Agreement”) with Taiwan Semiconductor Manufacturing Co., Ltd. (“TSMC”), VisEra Technologies Company, Ltd. (“VisEra”), and VisEra Holding Company (“VisEra Cayman”). The Amended Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents.
     Under the terms of the Amended Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra. To date a total of $6 million in cash and assets has been contributed to VisEra. A minimum of an additional $23.5 million in cash and asset contributions will be made by each of the parties, with the remaining $15 million to be made by additional investors, additional contributions by the parties, or a combination thereof, provided that the parties have and will maintain equal interests in VisEra. Of the $23.5 million, the Company expects to contribute approximately $20.5 million of assets to the joint venture, including technology, plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments, and net cash of $3 million.
     In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended Agreement, the parties also formed VisEra Cayman, a company incorporated in the Cayman Islands. VisEra will become a wholly-owned subsidiary of VisEra Cayman and VisEra Cayman will complete the transactions contemplated by the Amended Agreement. Under the terms of the Amended Agreement, VisEra Cayman is required to use up to $12.6 million of the $18 million increase in the total capital commitment for the acquisition of approximately 30% of the issued shares of a third party entity, of which the Company currently owns less than 10% of the issued shares.
     All other material terms of the original Shareholders’ Agreement remain in effect. (See Notes 13 and 14.)
     In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) to establish a joint venture in Taiwan. The purpose of the joint venture, which is called Silicon Optronics, Inc. (“SOI”), is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company has contributed approximately $2.1 million to SOI in exchange for an ownership percentage of approximately 49%. As of March 31, 2005, the Company assumed control of the board of directors of SOI and as of April 30, 2005, consolidated SOI into the Company’s financial statements for the first time. At April 30, 2005, SOI’s total assets

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
were approximately $6.5 million. Prior to March 31, 2005, the Company accounted for this investment using the equity method.
Note 6 — Acquisition of CDM Optics, Inc.
     In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM Optics, Inc. (“CDM”) at which time CDM became a wholly-owned subsidiary of OmniVision. CDM is the exclusive licensee from an affiliate of the University of Colorado of a technology known as Wavefront Coding, which significantly increases the depth of field of a photographic image. The Company expects to integrate Wavefront Coding with its existing and future image sensors. The closing consideration consisted of $10.0 million in cash and approximately 515,000 shares of OmniVision common stock, representing $10.0 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers. The Company is obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology.
     Upon the date of the sale of a predetermined number of revenue-producing products, or April 18, 2007, whichever comes earlier, the holders of the approximately 515,000 shares will have the right to put the shares to the Company at $19.42 per share; unless, prior to the exercise of the put, OmniVision common stock closes above a price of $19.42 per share for a period of ten consecutive trading days.
     CDM and the costs associated with the acquisition are included in the Consolidated Balance Sheet at April 30, 2005. The goodwill created as a result of the acquisition arises solely from the deferred tax liability, which represents the difference between the book and tax basis of the intangibles acquired. CDM’s results of operations have been included in the Company’s consolidated financial statements commencing in fiscal 2006.
Note 7 — Goodwill
     In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM at which time CDM became a wholly-owned subsidiary of OmniVision (see Note 6). Goodwill of $4.9 million represents the excess of the purchase price of CDM acquisition over the fair value of net tangible and intangible assets acquired.
Note 8 — Intangible Assets
     Intangible assets as of July 31, 2005 consist of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value
Core technology	$17,800	$890	$16,910
Patent	7,260	509	6,751
Trademarks and tradenames	1,400	70	1,330
Customer relationships	100	8	92

Intangible assets, net	$26,560	$1,477	$25,083

     Intangible assets as of April 30, 2005 consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value
Core technology	$17,800	$—	$17,800
Patent	7,260	146	7,114
Trademarks and tradenames	1,400	—	1,400
Customer relationships	100	—	100

Intangible assets, net	$26,560	$146	$26,414

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
     During the three months ended July 31, 2005 and 2004, the Company recorded $1.3 million and $0, respectively, in total amortization expense of intangible assets. The total expected future amortization of these intangible assets are as follows:

Years Ended April 30,
2006	$3,994
2007	5,325
2008	5,325
2009	5,292
2010	5,147
Thereafter	—

Total	$25,083

Note 9 — Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.
     Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the effect of stock options. For the three months ended July 31, 2005 and 2004, 6,296,836 and 2,799,800 shares of common stock, respectively, subject to outstanding options were antidilutive and therefore were not included in the calculation of diluted net income per share (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on the Nasdaq Stock Market).
     As a result of the consolidation of SOI, the Company’s earnings per share was calculated under the provisions of the Statement of Financial Accounting Standards (or “SFAS”) No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. Those per-share earnings of the subsidiary are then included in the consolidated earnings per shares computations based on the consolidated group’s holding of the subsidiary’s securities. In February 2005, SOI issued options exercisable for 1,400,000 shares of its own common stock. The Company included the effect on its consolidated earnings per share of SOI’s options in the calculation of earnings per share for the three months ended July 31, 2005.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2005	2004
Numerator:
Net income	$14,382	$19,852

Denominator:
Weighted average shares	57,178	56,321
Weighted average unvested common stock subject to repurchase	—	(6)

Denominator for basic net income per share	57,178	56,315

Weighted average effect of dilutive securities:
Common stock options	1,016	4,810
Unvested common stock subject to repurchase	—	6

Denominator for dilutive net income per share	58,194	61,131

Basic net income per share	$0.25	$0.35

Diluted net income per share	$0.25	$0.32

Note 10 — Segment, Product Line and Geographic Information
     The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.
     Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Three Months Ended
	July 31,
	2005	2004
Digital applications	$81,956	$88,135
Analog applications	14,038	10,672

Total	$95,994	$98,807

     The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors for the three months ended July 31, 2005 and 2004:

	Three Months Ended
	July 31,
	2005	2004
OEMs and VARs	73.8%	82.3%
Distributors	26.2	17.7

Total	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
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

	Three Months Ended
	July 31,
	2005	2004
Hong Kong	$44,292	$37,923
Taiwan	18,679	12,314
China	13,832	17,872
Japan	11,227	11,710
South Korea	5,712	14,470
United States.	957	1,526
All other	1,295	2,992

Total	$95,994	$98,807

     The Company’s long-lived assets are located in the following countries (in thousands):

	July 31,	April 30,
	2005	2005
China	$16,540	$16,640
Taiwan	8,941	8,401
United States	2,171	2,277
All other	374	352

Total	$28,026	$27,670

Note 11 — Employee Stock Option and Stock Purchase Plans
     Employee Stock Option Grants
     Options to purchase 1,009,919 and 2,161,550 shares of common stock were granted to employees during the three months ended July 31, 2005 and 2004, respectively. As of July 31, 2005, options to purchase 10,020,428 shares of common stock were outstanding.
     2000 Employee Stock Purchase Plan
     As of July 31, 2005, 1,597,248 shares had been purchased under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”).
     Fair Value Disclosures
     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $7.60 and $17.83 during the three months ended July 31, 2005 and 2004, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.
     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three months ended July 31, 2005 and 2004:

	Employee Stock Option Plans
	Three Months Ended
	July 31,
	2005	2004
Risk-free interest rate	3.70%	3.14%
Expected term of options (in years)	3.5	3.5
Expected volatility	84.3%	127.3%
Expected dividend yield	0%	0%
     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three months ended July 31, 2005 and 2004 was $3.33 and $6.99, respectively.
     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended
	July 31,
	2005	2004
Risk-free interest rate	3.28%	1.64%
Expected term of options (in years)	0.5	0.5
Expected volatility	43.0%	94.4%
Expected dividend yield	0%	0%
Note 12 — Treasury Stock
     On June 20, 2005, the Company’s Board of Directors authorized the repurchase in an open market program of up to an aggregate of $100 million of the Company’s common stock. As of July 31, 2005, the Company had cumulatively repurchased 1,250,000 shares of its common stock for an aggregate cost of approximately $17.2 million.
Note 13 — Commitments and Contingencies
     Commitments
     In December 2000, the Company formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of HWSC was initially $12.0 million, of which $3.8 million was funded by the Company in fiscal 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $3.2 million and $4.0 million during fiscal 2004 and fiscal 2003, respectively. A total of $14.7 million of the $30.0 million of registered capital of the subsidiary had been funded as of July 31, 2005 from the Company’s available working capital. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded was extended to January 22, 2006. The $14.7 million invested through July 31, 2005 was used primarily for partial payment to building contractors for the construction of facilities and the purchase of equipment.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
     In August 2005, through its wholly-owned subsidiary OmniVision International Holding Ltd., the Company entered into amended and restated shareholders’ agreement with TSMC, VisEra and VisEra Cayman. (See Notes 5 and 14.)
     Litigation
     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.
     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against the Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including the Company, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The settlement is subject to final Court approval and a number of other conditions. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. The Company further believes that the settlement will not have any material adverse affect on its financial condition, results of operations or cash flows.
     On August 21, 2002, the Company initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation for infringement of Taiwan patent NI-139439 that had been issued to the Company related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to the Company’s patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to the Company’s Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, the Company filed an action with the High Administrative Court of Taiwan (the “High Court”) to reverse the grant of cancellation. The High Court dismissed the Company’s action on May 3, 2005 after a hearing held on March 18, 2005, and the Company received the written judgment from the High Court on May 11, 2005. The Company decided not to appeal this decision by the May 31, 2005 deadline. At the hearing conducted by Hsin-Chu District Court on July 12, 2005, both parties agreed to the withdrawal of the Company’s infringement case and the case is now closed.
     On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. On July 29,

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2005 and 2004
(unaudited)
2005, the court denied the Company’s motion to dismiss the complaint. The Company believes that the complaint is without merit and intends to defend the case vigorously.
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
Note 14 — Subsequent Event
     In August 2005, the Company and TSMC entered into the Amended VisEra Agreement in which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The parties have equal interests in VisEra. To date a total of $6 million in cash and assets has been contributed to VisEra. A minimum of an additional $23.5 million in cash and asset contributions will be made by each of the parties. Of this amount, the Company expects to contribute approximately $20.5 million of assets to the joint venture, including technology, plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments, and net cash of $3.0 million. The $18.0 million increase is designated principally for the acquisition from unrelated existing shareholders a third party entity, of which the Company currently owns less than 10% of the issued shares. Of the $18.0 million increase, approximately $2.5 million is designated for an additional capital injection into the third-party entity to enable it to expand its production capacity. As a result of amending and restating its agreement with TSMC, the Company will be required to consolidate the results of VisEra and the third party entity beginning in its fiscal quarter ending October 31, 2005. (See Note 5.)

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
Overview
     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices we refer to by the name CameraChip™, are used to capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChips are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. We have designed the majority of our CameraChips as single chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using either traditional CCDs or multiple chip CMOS image sensors.
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
     In April 2005, we demonstrated a new reference design for a sub-$30 automotive camera module solution that supports the OV7940, our first OmniPixel technology sensor developed specifically for the automotive market. The OV7940 is built to stringent, high-end specifications of the Automobile Electronics Council’s AEC-Q100 criteria encompassing a series of tests including preconditioning, humidity, high-temperature cycle, mechanical, optical and electrical test parameters.
     In July 2005, we launched the OV9655, a newly improved 1.3-megapixel CMOS image sensor for mobile applications based on our proprietary OmniPixel technology platform. The OV9655 provides improvements in pixel performance and offers added features and higher image quality than in our previous products. One key feature of the OV9655 is an LCD scaler, which allows handset makers to scale images to the exact size of the phone display and eliminates the need for a more expensive backend digital signal processing, or DSP. The OV9655 also provides a significant increase in the signal-to-noise ratio, which enables it to perform well in low-light conditions. We believe that since late last year, 1.3-megapixel camera phones have quickly become the product of choice with new handset buyers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. Our image-sensor products are sold to customers who incorporate them in either digital or analog mass-market products. Digital mass-market products that currently incorporate our image-sensor products include camera cell phones, digital still and video cameras. Analog products that currently incorporate our image-sensor products include security and surveillance products and interactive video game and toy cameras. In order to ensure that we address all available markets for our image sensors, we recently organized our marketing efforts into two separate parts, each headed by a Vice President. The Mainstream unit addresses the camera cell phone and digital still camera, or DSC, markets, and the Advanced unit addresses the security and surveillance, toys and games, personal computers, automotive and medical markets.
     In the camera cell phone market in particular, future revenues depend to a large extent on design wins, where on the basis of an exhaustive evaluation of available products a particular hand-set maker determines which image sensor to design into one or more specific models.
     In common with many other semiconductor products, the average selling prices, or ASPs, of image sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Accordingly, in order to maintain our gross margins, we and our suppliers have to work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we have to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.
     We currently outsource the wafer fabrication, color filter application and packaging of our image-sensor products. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements. During fiscal 2004 and early fiscal 2005, we relocated a substantial portion of our automated image testing equipment from the United States to China. We expect to expand our testing capabilities with additional automated testing equipment, which will also be located in China.
     In October 2003, we and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, entered into a Shareholders’ Agreement, or the VisEra Agreement, pursuant to which we agreed with TSMC to form VisEra Technology Company, or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide manufacturing services and automated final testing services. In connection with the formation of VisEra, TSMC and we separately entered into nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we are committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services and automated final testing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.
     In August 2005, TSMC and we entered into an Amended and Restated Shareholders’ Agreement, or the Amended VisEra Agreement, in which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase is designated principally for the acquisition from unrelated existing shareholders of approximately 29.6% of the issued share capital of a third party entity, of which the Company currently owns less than 10% of the issued shares. Of the $18.0 million increase, approximately $2.5 million is designated for an additional capital injection into the same third party entity to enable it to expand its production capacity. As a result of the new agreement, we will be required to consolidate the results of VisEra and of the third party entity beginning in our fiscal quarter ending October 31, 2005.
     In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, to establish a joint venture in Taiwan. The purpose of the joint venture, which is called Silicon Optronics, Inc., or SOI, is to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
conduct manufacturing, marketing and selling of certain of our legacy products. In connection with the establishment of SOI, we have agreed to enter into manufacturing and other agreements as appropriate with PSC. During the fourth quarter of fiscal 2005, we assumed control of the board of directors of SOI and as of April 30, 2005, we have consolidated SOI into our financial statements.
     In April 2005, we completed our acquisition of privately-held CDM Optics, Inc., or CDM, and CDM became a wholly-owned subsidiary of OmniVision. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding™, which substantially increases the performance of an imaging system by increasing the depth of field and/or correcting optical aberrations within the image. In transforming the task of focusing a lens from an opto-mechanical process to one of optical encoding and signal processing, Wavefront Coding is expected to significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing our sensors. The closing consideration consisted of $10 million in cash and approximately 515,000 shares of our common stock. We are obligated to pay an additional $10 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition were included in our Condensed Consolidated Balance Sheets at April 30, 2005.
     As of July 31, 2005, we had approximately $193.6 million in cash and cash equivalents and approximately $118.4 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds. In June 2005, our board of directors approved a proposal to use up to $100 million of our available cash to repurchase our common stock in an open-market program. During the three months ended July 31, 2005, under this program, we repurchased 1,250,000 shares at an average price of $13.73 per common share.
The Current Economic Environment
     We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our sources of offshore fabrication, we relocated a substantial portion of our testing operations to China. Since our inception, we have shipped more than 205 million image sensors, including approximately 25 million in the three months ended July 31, 2005, which continued to demonstrate the capabilities of our production system, including our sources of offshore fabrication. To enhance our production capabilities, we have initiated partnerships with a number of vendors, including TSMC, one of the largest wafer fabrication companies in the world.
     Since we generate a large portion of our product sales through VARs and distributors, we cannot accurately confirm the distribution of our revenues across specific product categories and can only estimate our revenues by market segment. We benefited from growth in shipments for camera cell phones on a year-over-year basis, driven, in part, by increased demand for our 1.3-megapixel image sensors. Our estimated sales to the digital still camera market reflected an increase in the three months ended July 31, 2005 from the levels achieved in the previous quarter as a result, in part, of the introduction of new 3-megapixel and 5-megapixel chips based on our OmniPixel technology.
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
     We believe the market opportunity represented by camera cell phones remains very large. We also believe that, like the digital still camera market, camera cell phone demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of multiple products. In February 2004, we released our quarter-inch 1.3-megapixel image sensor designed specifically for camera cell phones. We have subsequently introduced several other 1.3-megapixel products based on our OmniPixel technology and are currently in or moving towards mass production with these products. We also believe that VGA resolution sensors will continue to account for a large portion of the volume shipments in handsets for the remainder of calendar 2005.
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
     As the markets for image sensors have grown, we have experienced increased competition from manufacturers of CMOS and CCD image sensors. In particular, we have experienced increased competition from companies such as MagnaChip, Micron, Samsung, Sony, STMicroelectronics and Toshiba in the market for CMOS image sensors. In addition, we expect to see continued price competition in the image sensor market for mobile phones and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products.
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
     In August 2004, we announced the introduction of our advanced OmniPixel technology. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels based on our new OmniPixel technology. In February 2005, we introduced our new Smart Sensor image sensor technology. Certain risks are inherent in the introduction of such new products and technology. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as the unexpected back-end problems that resulted in low yields on two of our products,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
the first of which issue arose in the fourth quarter of fiscal 2005 and the second in the first quarter of 2006. Although both issues are substantially resolved, they will have an unfavorable impact on gross margins in the second quarter of 2006. We are currently migrating the production of our new sensors to the 0.13 µ line width process (1 µ = 1 millionth of a meter), and expect to achieve mass production volumes by the end of calendar 2005. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. In addition, in preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products.
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
     In order to determine whether collection is probable, we assess a number of factors, including our past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured or upon receipt of payment.
Critical Accounting Policies
     For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations
     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	July 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	66.7	59.8

Gross profit	33.3	40.2

Operating expenses:
Research and development	8.8	5.2
Selling, general and administrative	7.1	7.2
Stock-based compensation	—	0.2

Total operating expenses	15.9	12.6

Income from operations	17.4	27.6
Interest income	2.0	0.7
Other income (loss), net	—	(0.4)

Income before income taxes and minority interest	19.4	27.9
Provision for income taxes	3.9	7.8
Minority interest	0.5	—

Net income	15.0%	20.1%

Three Months Ended July 31, 2005 as Compared to Three Months Ended July 31, 2004
Revenues
     We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, digital still cameras, security and surveillance cameras and interactive video and toy cameras. Revenues for the three months ended July 31, 2005 decreased by $2.8 million, or 2.8%, to approximately $96.0 million from $98.8 million for the three months ended July 31, 2004. As shown in the table below, the decreased revenues were due to a decline in revenues from our image-sensor products for digital applications resulting from a decrease in average selling prices, partially offset by increases in unit sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Revenues from Sales of Image-Sensor products for Digital as Compared to Analog Applications
     Our image-sensor products are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our image-sensor products are camera cell phones, digital still cameras, personal computer camera applications and interactive video and digital toy cameras. Examples of analog applications that incorporate our image-sensor products are security and surveillance cameras and analog toy cameras. We sell a large portion of our products through VARs and distributors, and often we do not know the product or end-use market addressed by the manufacturers who ultimately embed our image-sensors into their products. As a result of our sales to VARs and distributors and because our image-sensor products can be used in a wide variety of digital or analog products, we cannot accurately confirm the distribution of our revenues across specific product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories, and they are as follows (in thousands):

	Three Months Ended
	July 31,
	2005	2004
Digital applications	$81,956	$88,135
Analog applications	14,038	10,672

Total	$95,994	$98,807

     Digital Revenues. Revenues from sales of image-sensor products for digital applications decreased 7.0% to approximately $82.0 million for the three months ended July 31, 2005 from $88.1 million for the three months ended July 31, 2004. Revenues from sales of image-sensor products for digital applications represented 85.3% and 89.2% of revenues for the three months ended July 31, 2005 and 2004, respectively. The year-over-year decrease in revenues from sales of image-sensor products for digital applications for the three months ended July 31, 2005 was primarily due to a decline in average sales prices resulting from the intensely competitive nature of the image sensor market. For the three months ended July 31, 2005, the decrease in average sales prices was partially offset by an increase of approximately 1.7 million, or 8.5%, in unit sales resulting from increased demand for image-sensor products used in camera cell phone and digital still camera applications. The decrease in digital revenues as a percentage of revenues in the three months ended July 31, 2005 resulted from the proportionately greater increase in analog revenues during the period. We believe that demand in the camera cell phone market during the three months ended July 31, 2005 continued to reflect a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality in handsets as consumers upgrade their cell phones. Our image-sensor products face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. This competition has resulted in rapid technological change, evolving standards, reductions in product sales prices and rapid product obsolescence. As a result of this highly competitive environment, we expect that average sales prices for digital image-sensor products will decline in the future, which could negatively impact our gross margins.
     Analog Revenues. Revenues from sales of image-sensor products for analog applications increased 31.5% to approximately $14.0 million in the three months ended July 31, 2005 from $10.7 million for the three months ended July 31, 2004 and represented 14.6% and 10.8% of our revenues in the three months ended July 31, 2005 and 2004, respectively. For the three months ended July 31, 2005, the increase in revenues from sales of image-sensor products for analog applications primarily was due to an increase of approximately 1.4 million, or 84.9%, in unit sales, partially offset by a decline in the average sales price during the period. Image-sensor products for analog applications are used primarily in cameras for security applications and toys and games. Sales of image-sensor products for analog applications benefited from strong demand from the security and surveillance category. We expect that average sales prices for analog image-sensor products will decline in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Revenues from Sales to OEMs and VARs as Compared to Distributors
     We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended July 31, 2005 and 2004:

	Three Months Ended
	July 31,
	2005	2004
OEMs and VARs	73.8%	82.3%
Distributors	26.2	17.7

Total	100.0%	100.0%

     OEMs and VARs. In the three months ended July 31, 2005, two customers accounted for approximately 13.2% and 11.7% of our revenues, respectively. In the three months ended July 31, 2004, two customers accounted for 13.8% and 13.3% of our revenues, respectively. For the three months ended July 31, 2005 and 2004, no other OEM or VAR customer accounted for 10% or more of our revenues.
     Distributors. In the three months ended July 31, 2005, one distributor customer accounted for approximately 13.4% of our revenues. In the three months ended July 31, 2004, no single distributor accounted for 10% or more of our revenues. No other distributor accounted for 10% or more of our revenues during either of these periods.
Revenues from Domestic Sales as Compared to Foreign Sales
     The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2005 and 2004:

	Three Months Ended
	July 31,
	2005	2004
Domestic sales	1.0%	1.5%
Foreign sales	99.0	98.5

Total	100.0%	100.0%

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
Gross Profit
     For the three months ended July 31, 2005 and 2004, respectively, gross margins were 33.3% and 40.2% of our revenues. Our gross margin in the three months ended July 31, 2005 was reduced by approximately six percentage points due to the back-end yield issues that arose in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. Both of these issues are now substantially resolved, but we anticipate that our gross margin will continue to be adversely impacted in the second quarter of fiscal 2006. Our gross margin also benefited from the sales of approximately $5.9 million of products that had been wholly or partially reserved in accordance with our inventory reserve policy. Our gross margin in the first quarter of fiscal 2006 was also reduced by approximately 60 basis points by the consolidation of SOI into our financial statements. SOI’s operating margin is comparable with ours, and did not have an impact on our consolidated operating margins.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Research and Development
     Research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of purchased intangibles with finite lives and computer aided design software. Because we accrue the non-recurring engineering costs associated with each new product design when we release the design to the foundry, and the number of new designs can fluctuate from period to period, research and development expense may fluctuate significantly from period to period. Research and development expenses for the three months ended July 31, 2005 increased 64.2% to approximately $8.5 million from $5.2 million for the three months ended July 31, 2004. As a percentage of revenues, research and development expenses for the three months ended July 31, 2005 and 2004 represented 8.8% and 5.2%, respectively.
     The increase in research and development expenses of approximately $3.3 million, or 64.2%, for the three months ended July 31, 2005 from the similar period in the prior year resulted primarily from a $1.3 million increase in amortization expenses of acquired intangible assets primarily associated with the acquisition of CDM, a $1.0 million increase in salary and payroll-related expenses associated with additional personnel, a $0.5 million increase in engineering supplies, patent prosecution and software, and a $0.3 million increase in non-recurring engineering expenses related to new product development, all of which are required to improve our current product line and support new product introductions. Given the rapid changes in applicable technologies, and the requirement to develop new and more advanced products on a timely basis, we expect research and development expenses to increase in future quarters.
Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended July 31, 2005 decreased 4.9% to approximately $6.8 million from $7.1 million for the three months ended July 31, 2004. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2005 and 2004 represented 7.1% and 7.2%, respectively. The decrease in selling, general and administrative expenses of approximately $0.3 million, or 4.9%, for the three months ended July 31, 2005 from the corresponding period in the prior year resulted primarily from: a $0.7 million reduction in distributor and sales representative commissions associated with our decreased revenues; a $0.7 million decrease in legal and accounting expenses due principally to the absence of the expenses incurred in the prior year for our investigation into our financial statements for the first three quarters of fiscal 2004; and a $0.3 million decrease in our provision for bad debts. These decreases were partially offset by a $1.0 million increase in salary and payroll-related expenses and a $0.3 million increase in travel and depreciation expenses. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization, including ongoing compliance with Sarbanes-Oxley regulations and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, system.
Stock-based compensation
     Stock-based compensation consists primarily of stock options issued to consultants in exchange for services. The stock-based compensation expense for the three months ended July 31, 2005 and 2004 was approximately $0 and $0.2 million, respectively. As a percentage of revenues, stock-based compensation expense for the three months ended July 31, 2005 and 2004 represented 0% and 0.2%, respectively.
Interest Income
     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market funds, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase. Interest income increased for the three months ended July 31, 2005 from the corresponding period in the prior year to approximately $2.0 million from $0.7 million. Increased interest income for the three months ended July 31, 2005 resulted both from increased investments in interest-bearing accounts and from higher interest rates than in the similar period in the preceding year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Other Income (Loss), Net
     Other income (loss), net, for the three months ended July 31, 2005 was income of $23,000 on a net basis and included our portion of the loss recorded by Impac Technology Co., Ltd., or Impac, which we accounted for in the three months ended July 31, 2005 using the equity method of accounting. Other income (loss), net, for the three months ended July 31, 2004 was a loss of $0.3 million and consisted of our portion of the loss recorded by Impac.
Provision for Income Taxes
     We generated approximately $18.7 million and $27.6 million in income before income taxes for the three months ended July 31, 2005 and 2004, respectively. We recorded provisions for income taxes for the three months ended July 31, 2005 and 2004 of approximately $3.7 million and $7.7 million, respectively. For the three months ended July 31, 2005 and 2004, our effective tax rates were 20% and 28%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because of certain tax credits and earnings in low tax jurisdictions. The lower effective tax rate for fiscal 2006 as compared to fiscal 2005 is principally due to changes we made in certain of our business operations outside the United States. Achieving an effective tax rate in fiscal 2006 that is less than the combined federal and state statutory rates is principally contingent upon the proportion of our total pre-tax income that is generated by our foreign affiliates.
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
Minority interest
     Minority interest for the three months ended July 31, 2005 and 2004 was $0.5 million and $0, respectively. Minority interest represents the 51% interest that we do not own in the net income of our joint venture, SOI, which we included in our consolidated operating results for the first time beginning in the three months ended July 31, 2005.
Liquidity and Capital Resources
     Our principal source of liquidity at July 31, 2005 consisted of cash, cash equivalents and short-term investments of $312 million.
Liquidity
     Our working capital increased by approximately $0.8 million to $343.5 million as of July 31, 2005 from $342.7 million as of April 30, 2005. The increase was primarily attributable to a $27.7 million increase in short-term investments, a $2.9 million increase in inventories and a $1.2 million decline in accrued liabilities, partially offset by a $10.5 million decrease in cash and cash equivalents, a $8.3 million increase in accounts payable resulting from increased inventory purchases, a $5.2 million decrease in accounts receivable, net, which declined as a result of the reduction in revenues, a $4.1 million increase in deferred income and a $3.5 million increase in accrued income taxes payable. Inventories increased in anticipation of the increased sales of our new OmniPixel product line.
Cash Flows From Operating Activities
     For the three months ended July 31, 2005, net cash provided by operating activities totaled approximately $33.0 million as compared to $34.2 million for the corresponding period in the prior year, primarily due to net income of approximately $14.4 million for the three months ended July 31, 2005, a $8.3 million increase in accounts payable, a $5.2 million decrease in accounts receivable, net, a $4.1 million increase in deferred income, a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
$3.5 million increase in accrued income taxes payable, partially offset by a $3.0 million increase in inventories $1.2 million decrease in accrued expenses and other current liabilities, and a $1.3 million increase in prepaid expenses and other assets. The $5.2 million decrease in accounts receivable, net, reflects the lower level of revenues during the three months ended July 31, 2005, as days of sales outstanding as of July 31, 2005 remained unchanged from 52 days as of April 30, 2005. The $3.0 million increase in inventories was attributable to our expansion of work-in-process inventories late in the quarter in anticipation of increased future sales in the second quarter of fiscal 2006. The increase is driven by our 12 to 14 week production cycle and reflects our anticipated increase in revenue during the second and third quarters of fiscal 2006. Inventory turns decreased to 4.1 as of July 31, 2005 from 4.5 as of April 30, 2005, as we increased inventory levels to reduce supply constraints. Accounts payable increased with the increased inventory in the three months ended July 31, 2005. Our accrued taxes increased as a consequence of our income before taxes, partially offset by a reduction in our effective tax rate for the three months ended July 31, 2005.
     For the three months ended July 31, 2004, net cash provided by operating activities totaled approximately $34.2 million primarily due to net income of approximately $19.9 million for the three months ended July 31, 2004, a $14.7 million decrease in inventories and an $8.3 million increase in accrued expenses and other current liabilities, which were partially offset by a $6.4 million decrease in accounts payable, a $2.6 million increase in accounts receivable, net, a $0.5 million decrease in deferred income, and a $0.4 million increase in prepaid expenses and other assets. The $2.6 million increase in accounts receivable, net, reflects an increase in days of sales outstanding from 48 days as of April 30, 2004 to 52 days as of July 31, 2004. The $14.7 million decrease in inventories was attributable to our reduction of inventories of established products in anticipation of the introduction of our new OmniPixel products. Inventory turns increased to 9.8 as of July 31, 2004 as compared to 6.1 as of April 30, 2004. Accounts payable decreased concurrently with the decrease in inventory purchases. Accrued liabilities increased primarily due to an increase in our accrued taxes payable.
Cash Flows From Investing Activities
     For the three months ended July 31, 2005, our cash used in investing activities increased to approximately $27.9 million from $0.3 million for the corresponding prior year period, due to $27.6 million in net purchases of short-term investments and $0.2 million in purchases of property, plant and equipment. For the three months ended July 31, 2004, our cash used in investing activities increased to approximately $0.3 million due to $1.5 million in purchases of long-term non-marketable investments and $1.0 million in purchases of property, plant and equipment, partially offset by $2.2 million in net sales of short-term investments.
     We have reclassified certain previously reported amounts to conform them to the current period presentation. At January 31, 2005, we reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of January 31, 2005 and for all prior periods. As of July 31, 2004, we held approximately $34.6 million of these auction rate securities, which were reclassified. These reclassifications had no impact on our results of operations or our cash flows from operating activities. The following table summarizes the balances as previously reported and as reclassified as of the period ending date for the three months ended July 31, 2004 (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Three months ended July 31, 2004	$194,087	$159,487	$53,655	$88,255

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     As a result of these changes, the Company reclassified the following line items in our Statements of Cash Flows for the three months ended July 31, 2004 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Three months ended July 31, 2004:
(Purchases of) proceeds from short-term investments, net	$(36,592)	$2,208
Net increase (decrease) in cash and cash equivalents	$(3,966)	$34,834
Cash and cash equivalents at end of period	$194,087	$159,487
Cash Flows From Financing Activities
     For the three months ended July 31, 2005, net cash used in financing activities increased to approximately $15.5 million from net cash provided by financing activities of $0.9 million for the corresponding period in the prior year primarily due to the $17.2 million payment for the repurchase of shares of our common stock in the three months ended July 31, 2005. This use was partially offset by proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan which increased to approximately $1.6 million for the three months ended July 31, 2005 as compared to $0.9 million for the corresponding period in the prior year. For the three months ended July 31, 2004, net cash provided by financing activities decreased to approximately $0.9 million. The $0.9 million represented the proceeds from the issuance and sale of common stock pursuant to the exercise of stock options and employee purchases through our employee stock purchase plan.
Capital Resources
     In December 2000, we formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of our products in China. A total of $14.7 million of the $30.0 million of HWSC’s registered capital, as required by Chinese law, had been funded as of July 31, 2005 from our available working capital. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded is now January 22, 2006. We expect to fund the capital commitment to HWSC and to our joint ventures with TSMC and PSC from our available working capital.
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
Contractual Obligations and Commercial Commitments
     The following summarizes our contractual obligations and commercial commitments as of July 31, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

			Less than			After
	Total		1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$4,389		$2,273	$1,757	$359	$—
Noncancelable orders	50,058		50,058	—	—	—

Total contractual obligations	54,447		52,331	1,757	359	—

Other Commercial Commitments:
Investment in China	15,300	[1]	15,300	—	—	—
Joint Venture with TSMC	23,500	[2]	17,000	6,500	—	—

Total commercial commitments.	38,800		32,300	6,500	—	—

Total contractual obligations and commercial commitments	$93,247		$84,631	$8,257	$359	$—

[1]	Represents the remaining $15.3 million of registered capital for HWSC. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our image-sensor products. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded is now January 22, 2006.

[2]	On August 12, 2005, through our wholly-owned subsidiary OmniVision International Holding Ltd., we entered into an Amended and Restated Shareholders’ Agreement, or the Amended Agreement, with Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, VisEra Technologies Company, Ltd., or VisEra, and VisEra Holding Company, or VisEra Cayman. The Amended Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to CMOS image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents.

Under the terms of the Amended Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra. To date a total of $6 million in cash and assets has been contributed to VisEra. A minimum of an additional $23.5 million in cash and asset contributions will be made by each of the parties, with the remaining $15 million to be made by additional investors, additional contributions by the parties, or a combination thereof, provided that the parties have and will maintain equal interests in VisEra. Of the $23.5 million, we expect to contribute approximately $20.5 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments, and net cash of $3 million.

In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended Agreement, the parties also formed VisEra Cayman, a company incorporated in the Cayman Islands. VisEra will become a wholly-owned subsidiary of VisEra Cayman and VisEra Cayman will complete the transactions contemplated by the Amended Agreement. Under the terms of the Amended Agreement, VisEra Cayman is required to use up to $12.6 million of the $18 million increase in the total capital commitment for the acquisition of approximately 30% of the issued shares of a third party entity, of which we currently own less than 10% of the issued shares. As a result of the transactions contemplated by the Amended Agreement, we

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

expect to consolidate the results of VisEra and the third party entity beginning in the fiscal quarter ending October 31, 2005.

All other material terms of the original Shareholders’ Agreement remain in effect.
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
     Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Agilent, Canon, Cypress, ESS, Fujitsu, Kodak, MagnaChip, Micron, Mitsubishi Electronic, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt and Pixelplus. Competition with these and other companies may force us to reduce our prices. For instance, we have seen increased competition in the 3-megapixel market with resulting pressures on product pricing. Downward pressure on pricing could result in decreased revenues and gross margins, which would adversely affect our profitability.
     In August 2004, we announced the introduction of our new OmniPixel technology and have since introduced an entire series of new products based on the OmniPixel technology. In November 2004, we demonstrated a prototype of our new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images. Our new products compete against other CMOS image sensors and against CCD image sensors, and we cannot guarantee that existing or new customers will adopt and purchase these new products. We also cannot guarantee the growth of end-user markets that will require these new image sensors. If our enhanced products and technologies do not gain market acceptance, we may not be able to maintain our market share.
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
     Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. In August 2004, we announced the introduction of our new OmniPixel technology. The first product based on the new technology was a 3-megapixel sensor. In September 2004, we introduced a 1.3-megapixel sensor based on the OmniPixel technology and our first small-scale, CMOS image sensor with five megapixels based on the OmniPixel technology. In February 2005, we announced the introduction of the first new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. We plan to introduce several additional image sensor products in the remainder of calendar 2005 and 2006. The development, introduction and market acceptance of products such as these are critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. We have also encountered unexpected manufacturing problems as we increase the production of new products. For example, in the fourth quarter of fiscal 2005, and again in the first quarter of fiscal 2006, the back-end yields on two of our advanced products were significantly below where we planned, and our gross margins were adversely impacted. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depend on a number of factors, including:
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
     Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the three months ended July 31, 2005, two OEMs accounted for approximately 13% and 12% of our revenues, respectively, and one distributor accounted for approximately 13% of our revenues. In the three months ended July 31, 2004, two OEMs accounted for 14% and 13% of our revenues, respectively. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.
Declines in our average sales prices may result in declines in our revenues and gross margin.
     We have experienced and expect to continue to experience pressure to reduce the sales prices of our products, and our average sales prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average sales prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average sales prices, a reduction in our revenues would result. Unless we can reduce manufacturing costs to compensate, reductions in our selling prices will cause a decline in our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have increased and intend to continue to increase our research and development expenses in an attempt to continue the development of our new generation of image sensor products in fiscal years 2006 and 2007. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average sales prices, our financial results could be adversely affected.
Problems with wafer manufacturing and/or back-end processing yields could result in higher product costs and could impair our ability to meet customer demand for our products.
     If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both of our design technology and the particular foundry’s manufacturing process technology. Certain risks are inherent in the introduction of such new products and technology. Low yields may result from design errors or manufacturing failures in new or existing products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly we perform a final test of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as the application of color filters, dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our gross margins and/or our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business. For example, due to lower back-end yields on two of our products, our gross margins for the fiscal quarters ended April 30 and July 31, 2005 were lower than anticipated. We expect that these back-end yield issues will also adversely impact our gross margins in the three months ending October 31, 2005.

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
     Sales to the camera cell phone market account for a large portion of our revenues from digital applications. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant amount of our image-sensor products that are sold through distributors and VARs, we believe that the camera cell phone market accounted for approximately 75% of our revenues in fiscal 2005 and approximately 60% of our revenue in the three months ended July 31, 2005. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during the remainder of fiscal 2006. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. If we fail to continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The image sensor market for camera cell phones is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive costs. If we fail to do this, our results of operations, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If sales to the camera cell phone market do not increase, our results of operations, business and prospects would be materially adversely affected.
If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.
     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments, and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions about forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our image-sensor products for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly canceled its purchase orders. Recently, our customers have increasingly pushed to have us fill orders quickly. This results in a smaller backlog of orders and requires us to more accurately predict customer demand because we have to make commitments to have products manufactured before we receive firm purchase orders from our customers. If we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. The length of our production cycle required that we increase work-in-process inventory during the third quarter of fiscal 2005 in anticipation of increased sales activity during and following the fourth quarter of fiscal 2005. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Our lengthy manufacturing, packaging and assembly cycle, in addition to our customers’ design cycle, may result in uncertainty and delays in generating revenues.
     The production of our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting approximately 12-14 weeks. Additional time may pass before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenue, if any, from these expenditures. This delay makes it more difficult to forecast customer demand, which adds uncertainty to the manufacturing planning process and could adversely affect our operating results. In addition, the product life cycle for certain of our image-sensor products designed for use in certain applications can be relatively short. If we fail to appropriately time the manufacturing, packaging and assembly process, our products may become obsolete before they can be incorporated into our customers’ products and we may never realize a return on investment for the expenditures we incur in developing and producing these products.
We depend on a limited number of third party wafer foundries, which reduces our ability to control our manufacturing process.
     Unlike some of our larger competitors, we do not own or operate a semiconductor fabrication facility. Instead, we primarily rely on TSMC, PSC and other subcontract foundries to produce all of our wafers. Historically, we have relied upon TSMC to provide us with a substantial majority of our wafers. As a part of our joint venture with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.
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
     Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for camera cell phones, digital still and video cameras, commercial and home security and surveillance applications and toys and games, including interactive video games. Our ability to sustain and grow our business also depends on the emergence of new markets for our products such as new applications using our Smart Sensor technology, cameras for automotive applications, personal identification systems, medical imaging devices and embedded applications for personal computers. If these current and new markets do not grow and develop as anticipated, we may be unable to sustain or grow the sales of our products.
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
     Our quarterly operating results have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:
•	our ability to accurately forecast demand for our products;

•	our ability to achieve acceptable wafer manufacturing or back-end processing yields;

•	our gain or loss of a large customer;

•	competitive pricing pressures;

•	our ability to manage our product transitions;

•	the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products;

•	the growth of the market for products and applications using CMOS image sensors; · the timing and size of orders from our customers;

•	the volume of our product returns;

•	the seasonal nature of customer demand for our products;

•	the deferral of customer orders in anticipation of new products, product designs or enhancements by us;

•	the announcement and introduction of products and technologies by our competitors; and

•	the level of our expenses.
     In addition, our introduction of new products and our product mix have affected and may continue to affect our quarterly operating results. Changes in our product mix could adversely affect our operating results, because some products provide higher margins than others. We typically experience lower yields when manufacturing new products through the initial production phase, and consequently our gross margins on new products have historically been lower than our gross margins on our more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our operating expenses are relatively fixed, and our inventory levels are based on our expectations of future revenues. Consequently, if we do not the achieve revenues we expect in any quarter, expenses and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially future quarters, may be harmed.
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
     Since our founding, we have used employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require that, beginning in the quarter ending July 31, 2006, we measure compensation costs for all stock-based compensation (including stock options) at fair value and recognize these costs as expenses in our consolidated statements of income. The recognition of these expenses in our statements of income will have a negative affect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based

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
     We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of July 31, 2005, our goodwill and amortizable intangible assets totaled approximately $30.0 million.
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
If we are unable to maintain processes and procedures to sustain effective internal control over our financial reporting, our ability to provide reliable and timely financial reports could be harmed and this could have a material adverse effect on our stock price.
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
     We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, we restated our financial statements for the first, second and third quarters of fiscal 2004. The restatements arose out of an internal review which was initiated in response to issues raised by an employee. We notified the Audit Committee of the board of directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors, but, nevertheless, to correct these errors, we did restate our financial results for the first three quarters of fiscal 2004. If these or similar types of issues arise with respect to our internal controls in future periods, they could impair our ability to produce accurate and timely financial reports.
Corporate governance regulations have recently increased our compliance costs and could further increase our expenses if changes occur within our business.
     Changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, have imposed new requirements on us and on our officers, directors, attorneys and independent accountants. In order to comply with these new rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses in the fiscal year ending April 30, 2005. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.

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
     In April 2005, we acquired all the outstanding securities of CDM Optics, Inc., or CDM, and CDM became a wholly-owned subsidiary of our company. We may in the future make other acquisitions of, or investments in, businesses that offer products, services and technologies that we believe would complement our products, including CMOS image sensor manufacturers. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. In addition, our acquisition of CDM and any future acquisition or substantial investment could present numerous risks, including:
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
     In connection with our acquisition of CDM, we delivered and may be required to deliver consideration in the form of cash and shares of our common stock. We expect that any future acquisitions could include consideration to be paid in cash, shares of our common stock or a combination of cash and our common stock. If and when

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
consideration for a transaction is paid in common stock, including the CDM transaction, it will result in dilution to our existing stockholders.
We may never achieve the anticipated benefits from our joint venture with TSMC.
     In October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. In August 2005, we amended and restated our agreement with TSMC in part to enable VisEra to acquire approximately 29.6% of a third party entity. As a result of the Amended VisEra Agreement, we will be required to consolidate the results of VisEra and of the third party entity beginning in our fiscal quarter ending October 31, 2005. We expect that VisEra will eventually be able to provide us with a committed supply of high quality manufacturing services and automated final testing services at competitive prices. However, there are significant legal, governmental and relationship risks to developing VisEra, and we cannot ensure that we will receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services or automated testing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the formation of VisEra provides us with an additional source for certain manufacturing services which, in the future, may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services. As a result of amending and restating our agreement with TSMC, we will be required to consolidate VisEra beginning in the second quarter of fiscal 2006 which ends on October 31, 2005. Any loss that VisEra incurs will negatively impact our reported earnings.
We may not achieve the anticipated benefits of our alliances with, and strategic investments in, third parties.
     We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a chip scale packaging service company, and in June 2003 we completed an investment in Impac.
     In May 2004, we entered into an agreement with PSC under which we established SOI, a joint venture as a company incorporated under the laws of Taiwan, and we contributed $2.1 million in exchange for an ownership percentage of approximately 49%. On April 30, 2005, SOI was consolidated with our financial statements for the first time, and will be included in our consolidated operating results in fiscal 2006. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products. Our investment in these companies may negatively impact our operating results, because, under certain circumstances, we are required to recognize our portion of any loss recorded by each of these companies or to consolidate them into our operating results. In fiscal 2005, we recognized a loss of approximately $0.1 million as our portion of the losses recorded by Impac, SOI and VisEra which we accounted for using the equity method. We expect to continue to utilize partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits expected as a result of these alliances. For instance, we may not be able to receive acceptable quality and/or wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers. Several of these companies are at a relatively early stage of development and consequently they may continue to incur losses on a quarterly and annual basis for an extended period.
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
number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, in August 2002 we initiated a patent infringement action in Taiwan, Republic of China against IC Media Corporation of San Jose, California for infringement of a Taiwanese patent that had been issued to us. In response to our patent infringement action, in October 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to our patent. In July 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of the subject patent, which decision was upheld by the Taiwan Ministry of Economic Affairs and the High Administrative Court. We decided not to appeal such decision by the May 31, 2005 deadline. Although we do not believe the cancellation of the Taiwanese patent at issue in the dispute described above will have a material adverse effect on our business or prospects, there may be other situations where our inability to adequately protect our intellectual property rights could materially and adversely affect our competitive position and operating results. If a third party can copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents, this could materially adversely affect our business and prospects. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Any disputes over our intellectual property rights, whatever the ultimate resolution of such disputes, may result in costly and time-consuming litigation or require the license of additional elements of intellectual property for a fee.
We have been named as a defendant in certain litigation that could have a material adverse impact on our operating results and financial condition.
     We are currently a defendant in ongoing litigation matters as described in Part II, Item 1 – “Legal Proceedings” of this Quarterly Report. We are currently unable to estimate the possible loss or possible range of loss, if any, associated with the resolution of these litigation matters. If we do not prevail in these matters, such failure could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition, the results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.
Litigation regarding intellectual property could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.
     In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past been, and may in the future be, subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. See Part II, Item 1 – “Legal Proceedings” of this Quarterly Report. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In fiscal 2002 we paid $3.5 million to settle an intellectual property litigation matter. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation against us could also force us to take actions such as:
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
     In common with all multi-national companies, we are subject to tax in multiple jurisdictions. The tax authorities in any given jurisdiction may seek to increase the taxes being collected by, for example, asserting that the transfer prices we charge between related entities are either too high or too low depending on which side of the transaction they are looking at. Although we believe we have provided sufficient taxes for all prior periods, adjustments could be proposed that would, in some cases, result in liabilities in excess of such provisions.
Our sales through distributors increase the complexity of our business, which may increase our operating costs and may reduce our ability to forecast revenues.
     During fiscal 2005, approximately 21% of our sales were made through distributors. For the three months ended July 31, 2005, approximately 26% of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:
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
     Sales outside of the United States accounted for substantially all of our revenues for fiscal 2005 and for the three months ended July 31, 2005, respectively. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:
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
     We acquired CDM with the expectation that the acquisition would result in benefits to us. However, the acquisition involves the integration of two companies that have previously operated independently and therefore requires significant effort from each company to integrate research and development, along with sales and marketing, administrative and customer service functions, and management information systems. Such integration may be time-consuming and costly and we may encounter difficulties integrating CDM’s technology into our products in a profitable manner or we may experience the loss of CDM’s or our personnel. If the integration does not proceed as expected, if we are not able to integrate CDM’s technology into our products, if the attention of management is diverted or if we encounter any other difficulties or unanticipated expenses in the transition process, the anticipated benefits may not be realized and the price of our common stock may be affected.
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
     Disasters such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees’ and customers’ health could materially and adversely affect our operating results and financial condition. In particular, our Asian operations and most of our third party manufacturers and service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within close proximity of that geographic area could be extremely disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.
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
     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through September 6, 2005, the trading price of our common stock has ranged from a high of $33.39 per share to a low of $1.26 per share. The closing sales price of our common stock on September 6, 2005 was $14.56 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
     On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary. We do not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated operating results or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk
     We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.
     The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars include certain costs affecting gross profit, selling, general and administrative and research and development expenses, which are primarily incurred in China, where the Chinese Yuan Renminbi (“CNY”) is the local currency. Historically, the Chinese government benchmarked the CNY exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. However, in July 2005, the Chinese central bank announced that, in the future, it would benchmark the CNY against a basket of currencies and allowed the CNY to appreciate by approximately 2% against the U.S. dollar. However, given that the only expenses that we incur in denominations other than U.S. dollars are certain costs which historically have not been a significant percentage of our revenues, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our chief executive officer and its chief financial officer, our management conducted an evaluation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, our disclosure controls and procedures were effective as of July 31, 2005.
     (b) Changes in Internal Controls.
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
     On August 21, 2002, we initiated a patent infringement action in Taiwan, R.O.C. against IC Media Corporation for infringement of Taiwan patent NI-139439 that had been issued to us related to the integration of certain computer interfacing technology in system designs. The patent infringement action seeks damages and injunctive relief from IC Media Corporation. In response to our patent infringement action, on October 2, 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to our Taiwan patent NI-139439. On July 23, 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of Taiwan patent NI-139439, which was upheld by the Taiwan Ministry of Economic Affairs on November 21, 2003. On January 20, 2004, we filed an action with the High Administrative Court of Taiwan (the “High Court”) to reverse the grant of cancellation. The High Court dismissed our action on May 3, 2005 after a hearing held on March 18, 2005, and we received the written judgment from the High Court on May 11, 2005. We decided not to appeal this decision by the May 31, 2005 deadline. At the hearing conducted by Hsin-Chu District Court on July 12, 2005, both parties agreed to the withdrawal of our infringement case and the case is now closed.
     On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. On July 29, 2005, the court denied our motion to dismiss the complaint. We believe that the complaint is without merit and intend to defend the case vigorously.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth, for the periods indicated, our purchases of common stock in the first quarter of fiscal 2006 (in thousands, except per share data):

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of a Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plan	Plan(1)
May 1, 2005 – May 31, 2005	—	$—	—	—
June 1, 2005 – June 30, 2005	750	$13.57	750	$89,824
July 1, 2005 – July 31, 2005	500	$13.97	500	$82,841

Total	1,250	$13.73	1,250

(1)	On June 20, 2005, the Company’s Board of Directors authorized the repurchase in an open market program of up to an aggregate of $100 million of the Company’s common stock.
ITEM 5. OTHER INFORMATION
     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to discuss the non-audit services approved by our audit committee to be performed by PricewaterhouseCoopers LLP, or PWC, our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of PWC for non-audit services in the three months ended July 31, 2005, including the performance of certain tax-related services.
ITEM 6. EXHIBITS

Exhibit
Number	Description
*10.13	Amended and Restated Shareholders’ Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company and certain other parties.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OmniVision Technologies, Inc.
(Registrant)

Dated: September 9, 2005
	By:	/s/ Shaw Hong

Shaw Hong Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: September 9, 2005
	By:	/s/ Peter V. Leigh

Peter V. Leigh Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
*10.13	Amended and Restated Shareholders’ Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company and certain other parties.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.