Form 10-Q
period 2005-10-31
OMNIVISION TECHNOLOGIES INC
filed 2005-12-12
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     At December 7, 2005, 52,476,934 shares of common stock of the Registrant were outstanding, exclusive of 5,870,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 31,	April 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$172,365	$204,057
Short-term investments	93,711	90,658
Accounts receivable, net	73,548	59,740
Inventories	71,056	58,429
Refundable and deferred income taxes	5,390	5,402
Prepaid expenses and other assets	5,333	2,542

Total current assets	421,403	420,828

Property, plant and equipment, net	18,978	19,342
Long-term investments	16,543	6,814
Goodwill	4,892	4,892
Intangibles, net	25,626	26,414
Other non-current assets	2,249	1,543

Total assets	$489,691	$479,833

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings of consolidated affiliate	$894	$—
Accounts payable	48,680	26,081
Accrued expenses and other current liabilities	14,416	14,196
Accrued income taxes payable	41,816	32,313
Deferred income	8,272	5,483

Total current liabilities	114,078	78,073

Long-term liabilities:
Deferred tax liabilities	8,392	9,347

Total long-term liabilities	8,392	9,347

Total liabilities	122,470	87,420

Commitments and contingencies (Note 14)

Minority interest	16,926	2,315

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 58,073,831 issued and 52,203,831 outstanding at October 31, 2005 and 57,634,341 shares issued and outstanding at April 30, 2005, respectively	58	58
Additional paid-in capital	266,326	263,102
Accumulated other comprehensive loss	(463)	(25)
Treasury stock, 5,870,000 shares at October 31, 2005 and zero shares at April 30, 2005	(79,568)	—
Retained earnings	163,942	126,963

Total stockholders’ equity	350,295	390,098

Total liabilities, minority interest and stockholders’ equity	$489,691	$479,833

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues	$126,820	$84,436	$222,814	$183,243
Cost of revenues	80,997	46,213	145,062	105,281

Gross profit	45,823	38,223	77,752	77,962

Operating expenses:
Research and development	9,935	6,680	18,412	11,844
Selling, general and administrative	9,059	7,052	15,835	14,174
Stock-based compensation (1)	—	352	2	555

Total operating expenses	18,994	14,084	34,249	26,573

Income from operations	26,829	24,139	43,503	51,389
Interest income, net	2,094	899	4,053	1,559
Other income (loss), net	36	(323)	59	(661)

Income before income taxes and minority interest	28,959	24,715	47,615	52,287
Provision for income taxes	5,791	6,921	9,523	14,641
Minority interest	571	—	1,113	—

Net income	$22,597	$17,794	$36,979	$37,646

Net income per share:
Basic	$0.42	$0.32	$0.67	$0.67

Diluted	$0.41	$0.28	$0.65	$0.60

Shares used in computing net income per share:
Basic	53,807	56,485	55,493	56,396

Diluted	55,486	63,031	57,193	62,305

(1) Stock-based compensation by functional area:
Research and development	$—	$—	$—	$9
Selling, general and administrative	—	352	2	546

	$—	$352	$2	$555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 31,
	2005	2004
Cash flows from operating activities:
Net income	$36,979	$37,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,712	1,442
Stock-based compensation	2	555
Tax benefits from stock option exercises	955	271
Minority interest in net income of consolidated affiliates	1,113	—
Equity investment loss, net	125	632
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable, net	(13,679)	(2,146)
Inventories	(12,823)	14,005
Refundable and deferred income taxes	54	133
Prepaid expenses and other assets	(2,170)	(936)
Accounts payable	20,717	5,320
Accrued expenses and other current liabilities	(392)	1,482
Accrued income taxes payable	9,179	14,118
Deferred income	2,789	(3,884)

Deferred tax liabilities	(955)	—

Net cash provided by operating activities	46,606	68,638

Cash flows from investing activities:
Restricted cash	—	(6)
Purchases of short-term investments	(48,164)	(77,296)
Proceeds from sales or maturities of short-term investments	45,000	82,479
Purchases of property, plant and equipment	(984)	(1,158)
Proceeds from consolidation of VisEra, net of cash payments	13,792	—
Purchases of long-term investments	(11,847)	(1,462)
Purchases of intangible property	—	(1,460)

Net cash provided by (used in) investing activities	(2,203)	1,097

Cash flows from financing activities:
Proceeds from short-term borrowings of consolidated affiliate	3,981	—
Repayment of short-term borrowings of consolidated affiliate	(3,038)	—
Proceeds from exercise of stock options	2,267	1,624
Payment for repurchase of common stock	(79,568)	—

Net cash provided by (used in) financing activities	(76,358)	1,624

Effect of exchange rate changes on cash and cash equivalents	263	7

Net increase (decrease) in cash and cash equivalents	(31,692)	71,366
Cash and cash equivalents at beginning of period	204,057	124,653

Cash and cash equivalents at end of period	$172,365	$196,019

Supplemental cash flow information:
Taxes paid	$228	$250

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
Note 1 — Basis of Presentation
  Overview
     The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2005 and April 30, 2005 and for the three and six months ended October 31, 2005 and 2004 have been prepared by OmniVision Technologies, Inc. and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2005 are derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (the “Form 10-K”).
     The results of operations for the three and six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006 or any other future period.
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
   Reclassifications
     Certain previously reported amounts have been reclassified to conform to the current period presentation. At January 31, 2005, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of January 31, 2005 and for all prior periods. As of October 31, 2004, the Company held approximately $34.6 million of these auction rate securities. These reclassifications had no impact on the results of operations of the Company. The following table summarizes the balances as previously reported and as reclassified as of October 31, 2004 (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	As Reclassified	As Reported	As Reclassified
October 31, 2004	$230,569	$196,019	$50,759	$85,309
     As a result of these changes, the Company reclassified the following line items in the Statements of Cash Flows for the six months ended October 31, 2004 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Six months ended October 31, 2004:
(Purchases of) proceeds from short-term investments, net	$(33,667)	$5,183
Net increase in cash and cash equivalents	$32,516	$71,366
Cash and cash equivalents at end of period	$230,569	$196,019

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
Note 2 — Summary of Significant Accounting Policies
   Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and certain partially-owned affiliates. All significant inter-company accounts and transactions have been eliminated.
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
     For shipments to distributors under agreements allowing for returns or credits, revenue is recognized using the “sell-through” method under which revenue is deferred until the distributor actually resells the product to the end-user customer and the Company is notified in writing by the distributor of such sale. The amount billed to these distributors less the cost of inventory shipped to but not yet sold by the distributors is shown on the consolidated balance sheets as a portion of deferred income.
     In addition, the Company recognizes revenue from the provision of engineering services to a limited number of its customers by its wholly-owned subsidiary, CDM Optics, Inc. (“CDM”). The Company recognizes the associated revenue under fixed-price, milestone-based and cost-plus contract arrangements. Fixed-price contract revenue is recorded ratably each month based on the total contract dollar amount and the contract duration. Milestone-based contract revenue is recorded upon the completion of specific objectives. Cost-plus contract revenue is recorded monthly based on actual labor and material costs plus a mark-up for indirect costs.
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
   Short-Term Investments
     The Company’s short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and government debt securities maturing in twelve months or less from the date of purchase, with the exception of auction rate securities, which bear a maturity date of up to thirty years with the interest rate being reset every 35 days. These investments are reported at fair value at October 31, 2005 and April 30, 2005. Unrealized gains or losses are recorded in stockholders’ equity and included in accumulated other comprehensive loss. Unrealized gains and losses were not significant during any period presented. Declines in value judged to be other than temporary, of which there were none in the periods presented, would be recorded in operations at the time such judgment was made.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
   Inventories
     Inventories are stated at the lower of cost, determined on first-in, first-out (“FIFO”) basis, or market.
     The Company records provisions to reduce the carrying value of inventories to their net realizable value when the Company believes that the net realizable value is less than cost. The Company also records provisions for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months.
   Goodwill
     The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.
   Intangible Assets Other than Goodwill
     The Company carries intangible assets other than goodwill at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the estimated economic lives of the respective assets, generally two to seven years. The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount by which the carrying value exceeds the fair value of the asset.
   Treasury Stock
     The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
   Research and Development
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the Company recognizes the associated costs of the internal development of intellectual property rights, including patent, copyright, trademark and trade secrets as expense when incurred.
   Warranty Reserve for Defective Products
     The Company warrants to its customers that its products will work in accordance with their respective specifications. Due to the cost and other complexities associated with its products, the Company does not repair any defective products. If a product is defective, the customer notifies the Company and, with the Company’s approval, returns the defective product. The Company then sends replacement products to the customer. Accordingly, the Company accounts for any exposure related to defective products as a portion of its sales return reserve.
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
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income, as reported	$22,597	$17,794	$36,979	$37,646
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1	—	14
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	5,808	5,772	11,348	11,978

As adjusted net income	$16,789	$12,023	$25,631	$25,682

Net income per share — Basic:
As reported	$0.42	$0.32	$0.67	$0.67

As adjusted	$0.31	$0.21	$0.46	$0.46

Net income per share — Diluted:
As reported	$0.41	$0.28	$0.65	$0.60

As adjusted	$0.31	$0.21	$0.46	$0.46

Shares used in computing net income per share —
Basic:
As reported	53,807	56,485	55,493	56,396

As adjusted	53,807	56,485	55,493	56,396

Shares used in computing net income per share —
Diluted:
As reported	55,486	63,031	57,193	62,305

As adjusted	53,807	56,485	55,493	56,396

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
   Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. As required by SFAS No. 123(R), as amended by the Securities and Exchange Commission in April 2005, the Company plans to adopt the revised Statement in its fiscal quarter ending July 31, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) and expects the impact upon adoption in fiscal year 2007 to be significant to its reported results of operations. The exact impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs to that model, such as volatility and expected life.
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
Note 3 — Short-Term Investments
     Available-for-sale securities at October 31 and April 30, 2005 were as follows (in thousands):

	As of October 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. government debt securities	$9,982	$—	$(30)	$9,952
Municipal bonds and notes	49,626	—	(12)	49,614
Commercial paper	34,247	—	(102)	34,145

	$93,855	$—	$(144)	$93,711

Contractual maturity dates, less than one year				$44,097
Contractual maturity dates, one year to 30 years(1)				49,614

				$93,711

	As of April 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. government debt securities	$34,662	$—	$(20)	$34,642
Municipal bonds and notes	41,550	—	—	41,550
Commercial paper	14,482	—	(16)	14,466

	$90,694	$—	$(36)	$90,658

Contractual maturity dates, less than one year				$49,108
Contractual maturity dates, one year to 30 years(1)				41,550

				$90,658

(1)	Represents auction rate securities, which have a maturity date of up to thirty years with the interest rate being reset every 35 days.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
Note 4 — Balance Sheet Accounts (in thousands)

	October 31,	April 30,
	2005	2005
Cash and cash equivalents:
Cash	$10,616	$31,564
Money market funds	150,777	157,576
Commercial paper	10,972	14,917

	$172,365	$204,057

Accounts receivable:
Accounts receivable	$80,680	$66,270
Less: Allowance for doubtful accounts	(1,607)	(1,237)
Sales returns reserve	(5,525)	(5,293)

	$73,548	$59,740

Inventories:
Work in progress	$40,263	$26,957
Finished goods	30,793	31,472

	$71,056	$58,429

Prepaid expenses and other assets:
Prepaid expenses	$2,731	$1,971
Other receivables	2,602	571

	$5,333	$2,542

Property, plant and equipment, net:
Building and land use right	$7,209	$7,013
Building improvements	2,358	1,909
Machinery and equipment	16,329	15,654
Furniture and fixtures	209	250
Software	2,083	1,866
Construction in progress	57	18

	28,245	26,710
Less: Accumulated depreciation and amortization	(9,267)	(7,368)

	$18,978	$19,342

Accrued expenses and other current liabilities:
Employee compensation	$3,419	$2,937
Accrued third party commissions	2,195	2,555
Accrued acquisition costs	2,095	2,095
Accrued professional services	1,833	1,359
Accrued other	4,874	5,250

	$14,416	$14,196

Note 5 — Long-term Investments
  ImPac Technology Co., Ltd.
     In June 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company does not have the ability to exercise significant influence over ImPac’s operations and financial policies. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded equity income of $0.1 million for its portion of the net income in the three and six months ended October 31, 2005, recorded by ImPac. The Company recorded an equity loss of $0.3 million and $0.6 million for its portion of the net loss in the three and six months ended October 31, 2004, respectively, recorded by ImPac. During the three months ended October 31, 2005, ImPac began to provide certain management and support services to the Company. (See Note 15.)
   VisEra Technologies Company, Ltd.
     In August 2005, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended VisEra Agreement”) with Taiwan Semiconductor Manufacturing Co., Ltd. (“TSMC”), VisEra Technologies Company, Ltd. (“VisEra”), and VisEra Holding Company (“VisEra Cayman”). The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands. VisEra will become a wholly-owned subsidiary of VisEra Cayman and VisEra Cayman will complete the transactions contemplated by the Amended VisEra Agreement.
     Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be met or discharged in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra and VisEra Cayman. To date the Company has contributed $9.0 million to VisEra and VisEra Cayman, including $7.5 million contributed by the Company during the three months ended October 31, 2005. A minimum of an additional $16.0 million in cash and asset contributions will be made by the Company and TSMC, with the remaining $15 million to be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra Cayman. At a future date yet to be determined, the Company expects to contribute approximately $20.5 million of assets to the joint venture, including technology and plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed by the Company exceeds the balance of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Note. 16.)
     All other material terms of the original Shareholders’ Agreement remain in effect. (See Notes 9, 14 and 16.)
   XinTec, Inc.
     In October 2005, pursuant to the terms of the Amended VisEra Agreement, VisEra Cayman completed the acquisition from existing shareholders of shares of XinTec, Inc. (“XinTec”) representing approximately 29.7% of the issued and outstanding shares of XinTec, a Taiwan-based supplier of chip-scale packaging services, in which the Company already held an approximate eight percent interest. As a result of the increase in the Company’s beneficial interest in XinTec, the Company originally anticipated that it would be required to consolidate XinTec’s operating results. However, subsequent technical analysis determined that such consolidation was neither required nor permitted. The Company accounts for its investment in XinTec under the equity method.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
   Silicon Optronics, Inc.
     In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) to establish a joint venture in Taiwan. The purpose of the joint venture, which is called Silicon Optronics, Inc. (“SOI”), is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company has contributed approximately $2.1 million to SOI in exchange for an ownership percentage of approximately 49%. In March 2005, the Company assumed control of the board of directors of SOI and as of April 30, 2005, consolidated SOI for the first time. At April 30, 2005, SOI’s total assets were approximately $6.5 million. Prior to March 31, 2005, the Company accounted for SOI on the equity method. The Company recorded an equity loss of $0.2 million for its portion of SOI’s net loss for the three and six months ended October 31, 2004. (See Note 10.)
Note 6 — Acquisition of CDM Optics, Inc.
     In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM at which time CDM became a wholly-owned subsidiary of OmniVision. CDM is the exclusive licensee from an affiliate of the University of Colorado of a technology known as Wavefront Coding™, which significantly increases the depth of field of a photographic image. The Company expects to integrate Wavefront Coding with its existing and future image sensors. The closing consideration consisted of $10.0 million in cash and approximately 515,000 shares of OmniVision common stock, representing $10.0 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers. The Company is obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology.
     Upon the date of the sale of a predetermined number of revenue-producing products, or April 18, 2007, whichever comes earlier, the holders of the approximate 515,000 shares will have the right to put the shares to the Company at $19.42 per share; unless, prior to the exercise of the put option, OmniVision common stock closes above a price of $19.42 per share for a period of ten consecutive trading days, in which case the put right will terminate.
     CDM and the costs associated with the acquisition are included in the consolidated balance sheet at April 30, 2005. The goodwill created as a result of the acquisition arises solely from the deferred tax liability, which represents the difference between the book and tax basis of the intangibles acquired. CDM’s results of operations have been included in the Company’s consolidated financial statements commencing in fiscal 2006. (See Note 7.)
Note 7 — Goodwill
     In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM at which time CDM became a wholly-owned subsidiary of OmniVision (see Note 6). Goodwill of $4.9 million represents the excess of the purchase price of CDM over the fair value of net tangible and intangible assets acquired after the provision of a deferred tax liability of $9.3 million, which represents the difference between the book and tax basis of the intangibles acquired.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
Note 8 — Intangible Assets
     Intangible assets as of October 31, 2005 consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net Book Value
Core technology	$17,800	$1,780	$16,020
Patent	7,260	872	6,388
Other intangible assets	3,040	1,165	1,875
Trademarks and tradenames	1,400	140	1,260
Customer relationships	100	17	83

Intangible assets, net	$29,600	$3,974	$25,626

     Intangible assets as of April 30, 2005 consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net Book Value
Core technology	$17,800	$—	$17,800
Patent	7,260	146	7,114
Trademarks and tradenames	1,400	—	1,400
Customer relationships	100	—	100

Intangible assets, net	$26,560	$146	$26,414

     During the three and six months ended October 31, 2005, the Company recorded $1.5 million and $2.8 million, respectively, in total amortization expense of intangible assets. During the three and six months ended October 31, 2004, the Company had no amortization expense related to intangible assets. The total expected future amortization of these intangible assets is as follows (in thousands):

Years Ended April 30,
2006	$2,968
2007	5,937
2008	5,937
2009	5,638
2010	5,146
Thereafter	—

Total	$25,626

Note 9 — Short-term Borrowings of Consolidated Affiliate
     In the three months ended October 31, 2005, the Company consolidated for the first time its affiliate, VisEra, and recorded VisEra’s short-term borrowings under an unsecured $1.5 million line of credit in its consolidated balance sheet. (See Note 5.) There are no financial covenant requirements for this facility, which expires in December 2005 and bears interest at 1.56% per annum. The borrowings under the line of credit with a financial institution are for working capital purposes. As of October 31, 2005, the balance outstanding under the line of credit was $0.9 million.
     In addition, VisEra maintains three unsecured lines of credit with three commercial banks, which provide a total of approximately $10.8 million in available credit. All borrowings under the three lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At October 31, 2005, there were no borrowings outstanding under these facilities.
Note 10 — Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
     Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three and six months ended October 31, 2005, 6,377,239 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on the Nasdaq Stock Market for the periods presented). For the three and six months ended October 31, 2004, 5,414,775 and 5,164,775 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive.
     As a result of the consolidation of SOI, the Company’s earnings per share was calculated under the provisions of the Statement of Financial Accounting Standards (or “SFAS”) No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per shares computations based on the consolidated group’s holding of the subsidiary’s securities. In February 2005, SOI issued options exercisable for 1,400,000 shares of its own common stock. In the calculation of its earnings per share for the three and six months ended October 31, 2005, the Company included the effect of SOI’s options on its consolidated earnings per share.
     The following table sets forth the computation of basic and diluted income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Numerator:
Net income	$22,597	$17,794	$36,979	$37,646

Denominator:
Weighted average shares	53,807	56,485	55,493	56,403
Weighted average unvested common stock subject to repurchase	—	—	—	(7)

Denominator for basic net income per share	53,807	56,485	55,493	56,396

Weighted average effect of dilutive securities:
Common stock options	1,679	6,546	1,700	5,902
Unvested common stock subject to repurchase	—	—	—	7

Denominator for dilutive net income per share	55,486	63,031	57,193	62,305

Basic net income per share	$0.42	$0.32	$0.67	$0.67

Diluted net income per share	$0.41	$0.28	$0.65	$0.60

Note 11 — Segment, Product Line and Geographic Information
     The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
     Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Digital applications	$118,172	$75,027	$200,128	$163,162
Analog applications	8,648	9,409	22,686	20,081

Total	$126,820	$84,436	$222,814	$183,243

     The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and to distributors for the three and six months ended October 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
OEMs and VARs	69.2%	80.4%	71.2%	81.4%
Distributors	30.8	19.6	28.8	18.6

Total	100.0%	100.0%	100.0%	100.0%

     The Company sells its products primarily to customers in the Asia Pacific region. Because the Company’s customers sell their products globally, revenues by geographic location are not necessarily indicative of the geographic distribution of sales to end-user markets. The revenues by geography in the following table are based on the country or region in which the customers are located (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Hong Kong	$57,300	$44,737	$101,592	$82,660
Taiwan	25,011	15,761	43,690	28,075
China	20,197	13,871	34,029	31,743
Japan	11,203	1,122	22,430	12,832
South Korea	11,476	6,162	17,188	20,632
United States	1,463	919	2,420	2,446
All other	170	1,864	1,465	4,855

Total	$126,820	$84,436	$222,814	$183,243

     The Company’s long-lived assets are located in the following countries (in thousands):

	October 31,	April 30,
	2005	2005
Taiwan	$17,260	$8,401
China	16,551	16,640
United States	3,597	2,277
All other	362	352

Total	$37,770	$27,670

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
Note 12 — Employee Stock Option and Stock Purchase Plans
   Employee Stock Option Grants
     Options to purchase 63,500 and 1,073,419 shares of common stock were granted to employees during the three and six months ended October 31, 2005, respectively. Options to purchase 1,052,000 and 3,213,550 shares of common stock were granted to employees during the three and six months ended October 31, 2004, respectively. As of October 31, 2005, options to purchase 9,755,253 shares of common stock were outstanding.
   2000 Employee Stock Purchase Plan
     As of October 31, 2005, 1,597,248 shares had been purchased under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”).
   Fair Value Disclosures
     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $7.49 and $9.15 during the three months ended October 31, 2005 and 2004, respectively. The per share weighted average estimated fair value for employee options granted was $7.59 and $14.98 during the six months ended October 31, 2005 and 2004, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.
     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and six months ended October 31, 2005 and 2004:

	Employee Stock Option Plans
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Risk-free interest rate	4.00%	2.85%	3.72%	3.00%
Expected term of options (in years)	3.5	3.5	3.5	3.5
Expected volatility	80.9%	123.9%	84.1%	125.6%
Expected dividend yield	0%	0%	0%	0%
     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2005 was $3.15 and $3.24, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2004 was $3.60 and $4.70, respectively.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Risk-free interest rate	3.65%	2.06%	3.47%	1.85%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	36.4%	80.8%	39.6%	79.9%
Expected dividend yield	0%	0%	0%	0%
Note 13 — Treasury Stock
     On June 21, 2005, the Company’s Board of Directors authorized the repurchase in an open market program of up to an aggregate of $100 million of the Company’s common stock. As of October 31, 2005, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.
Note 14 — Commitments and Contingencies
   Commitments
     In December 2000, the Company formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of HWSC was initially $12.0 million, of which the Company funded $3.8 million in fiscal 2001, as required by Chinese law. The Company funded an additional $3.7 million during fiscal 2002. In August 2002, the Company increased the registered capital to $30.0 million and funded an additional $3.2 million and $4.0 million during fiscal 2004 and fiscal 2003, respectively. A total of $14.7 million of the $30.0 million of registered capital of the subsidiary had been funded as of October 31, 2005 from the Company’s available working capital. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded was extended to January 22, 2006. The $14.7 million invested through October 31, 2005 was used primarily for payment to building contractors for the construction of facilities and the purchase of equipment.
     In August 2005, the Company entered into an amended and restated shareholders’ agreement with TSMC, VisEra and VisEra Cayman. (See Notes 5 and 16.)
   Litigation
     From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.
     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against the Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including the Company, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. The settlement remains subject to final Court approval and a number of other conditions. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. The Company further believes that the settlement will not have any material adverse affect on its financial condition, results of operations or cash flows.
     On June 10, 2004, the first of several putative class actions was filed against the Company and certain of its present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased the Company’s common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of the Company’s common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. On July 29, 2005, the court denied the Company’s motion to dismiss the complaint. The Company believes that the complaint is without merit and intends to defend the case vigorously. The case is currently in discovery.
     Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court was captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court was captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). These complaints appeared to be based upon the same allegations contained in the securities class actions. All of these derivative actions were voluntarily dismissed without prejudice.
     On October 20, 2005, another purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company is named solely as a nominal defendant against whom no monetary recovery is sought. Defendants have filed a motion for an order requiring plaintiff to furnish a bond for reasonable expenses.
Note 15 — Related Party Transactions
     In the three months ended October 31, 2005, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to HWSC (see Note 14). The Company compensates ImPac for the services provided on an arm’s length basis, in accordance with the Company’s policy regarding related party transactions. The agreement, which may be cancelled by either party at any time, was approved by the Company’s board of directors. During the three months ended October 31, 2005, the Company paid ImPac approximately $116,000 as compensation for management and support services. There were no such payments in the prior year. In addition, from August 2005 to present, Tsuey-Jiuan Chen, the president of ImPac, has also acted as president of HWSC. From August 2001 to April 2003, Tsuey-Jiuan Chen served on the Company’s board of directors.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2005 and 2004
(unaudited)
Note 16 — Subsequent Event
     In November 2005, pursuant to the Amended VisEra Agreement, the Company contributed an additional $9.5 million in cash to VisEra Cayman. VisEra Cayman is expected to use this cash, together with cash contributed by TSMC to purchase certain color filter and micro-lens processing equipment from TSMC. (See Notes 5 and 14.)
     In December 2005, the Company contributed an additional $5.0 million to its subsidiary, HWSC, to meet its obligations as required by Chinese law. A total of $14.7 million of the $30.0 million of HWSC’s registered capital had been funded as of October 31, 2005. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded is now January 22, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the expansion of our testing capabilities and possible manufacturing issues we may encounter, the future funding of our joint ventures and one of our subsidiaries and the future capabilities of such joint ventures, the demand for camera cell phones and future trends within the camera cell phone market, the future production of our products, problems related to building inventories for our products, pricing pressures and average selling prices of image sensor products, the timing of the introduction of toys and game consoles containing cameras, our competitors’ ability to more quickly adapt to new technologies and requirements or devote greater resources to certain matters than us, our future expenses, the effect of the American Jobs Creation Act on our future financial results, and sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Factors Affecting Future Results” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission.
Overview
     We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices we refer to by the name CameraChip™, are used to capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChips are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. We have designed the majority of our CameraChips as single chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChips enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using either traditional charge coupled devices, or CCDs, or multiple chip CMOS image sensors.
     In August 2004, we announced the introduction of our advanced OmniPixel™ technology. OmniPixel technology represents a global redesign that features new pixel architecture, new circuit design, new embedded algorithms, new materials and new process technology. OmniPixel technology also includes support for features such as auto-focus, zooming, panning and mechanical shutter control. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels. The 5-megapixel sensor’s new architecture is based on our OmniPixel technology. The sensor’s 2.775-micron pixels allowed us to design a 5-megapixel device with an optical format (footprint) of just 1/1.8 inches, making the new sensor small enough to meet the increasing demand for smaller, low-cost digital still cameras with high performance. In July 2005, we launched the OV9655, a newly improved 1.3-megapixel CMOS image sensor for mobile applications based on our proprietary OmniPixel technology platform. The OV9655 provides improvements in pixel performance and offers added features and higher image quality than our previous products. One key feature of the OV9655 is an LCD scaler, which allows handset makers to scale images to the exact size of the phone display and eliminates the need for a more expensive backend digital signal processing, or DSP. The OV9655 also provides a significant increase in the signal-to-noise ratio, which enables it to perform well in low-light conditions. We believe that since late last year, 1.3-megapixel camera phones have quickly become the product of choice amongst high-volume mid-range camera phones. In October 2005, we launched the OV2640, our first product based on the second generation of our OmniPixel technology, which we call OmniPixel2™. OmniPixel2 technology includes more vibrant color, a zero-gap micro lens structure, an increased fill factor as well as significant improvements in quantum efficiency and “full well” capacity resulting in a very small but highly sensitive 2.2-micron pixel. We now offer a complete line of sensors from VGA to 5-megapixels that use our OmniPixel technology.

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
     In April 2005, we demonstrated a new reference design for a sub-$30 automotive camera module solution that supports the OV7940, our first OmniPixel technology sensor developed specifically for the automotive market. The OV7940 is built to stringent, high-end specifications of the Automobile Electronics Council’s AEC-Q100 criteria encompassing a series of tests including preconditioning, humidity, high-temperature cycle, mechanical, optical and electrical test parameters. In October 2005, we announced the OV7950, an enhanced sensor designed specifically for the automotive market. The OV7950 offers several improvements including a dual dynamic overlay function allowing for both a dynamic and a static visual aid layer (text or graphics) within the image. This is especially useful for reference frames and guiding systems in backup and parking assist cameras for cars and trucks.
     We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. Our image-sensor products are sold to customers who incorporate them in either digital or analog mass-market products. Digital mass-market products that currently incorporate our image-sensor products include camera cell phones, digital still and video cameras and interactive video game cameras. Analog products that currently incorporate our image-sensor products include security and surveillance products and video game and toy cameras. In order to ensure that we address all available markets for our image sensors, we recently organized our marketing efforts into two separate units, each headed by a Vice President. The Mainstream Products Unit addresses the camera cell phone and digital still camera, or DSC, markets, and the Advanced Products Unit addresses the security and surveillance, toys and games, personal computers, automotive and medical markets.
     In the camera cell phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular hand-set maker determines which image sensor to design into one or more specific models.
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
     In October 2003, we and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, entered into a Shareholders’ Agreement, or the VisEra Agreement, pursuant to which we agreed with TSMC to form VisEra Technologies Company, Ltd., or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide manufacturing services and automated final testing services. In connection with the formation of VisEra, TSMC and we entered into separate nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we are committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services and automated final testing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.
     In August 2005, TSMC and we entered into an Amended and Restated Shareholders’ Agreement, or the Amended VisEra Agreement, in which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of approximately 29.7% of the issued share capital of XinTec, Inc., or XinTec, a Taiwan-based provider of chip-scale packaging services of which we directly own approximately 8%. Approximately $2.5 million of the $18.0 million

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
increase is designated for an additional capital injection into XinTec to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec, we originally anticipated that we would be required to consolidate XinTec’s operating results. Subsequent technical analysis determined that such consolidation was neither required nor permitted, and we will account for our investment in XinTec under the equity method.
     In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, to establish a joint venture in Taiwan. The purpose of the joint venture, which is called Silicon Optronics, Inc., or SOI, is to conduct manufacturing, marketing and selling of certain of our legacy products. In connection with the establishment of SOI, we have agreed to enter into manufacturing and other agreements as appropriate with PSC. In March 2005, we assumed control of the board of directors of SOI and as of April 30, 2005, we have consolidated SOI.
     In April 2005, we completed our acquisition of privately-held CDM Optics, Inc., or CDM, and CDM became a wholly-owned subsidiary of OmniVision. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding™, which substantially increases the performance of an imaging system by increasing the depth of field and/or correcting optical aberrations within the image. In transforming the task of focusing a lens from an opto-mechanical process to one of optical encoding and signal processing, Wavefront Coding is expected to significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing our sensors. The closing consideration consisted of $10 million in cash and approximately 515,000 shares of our common stock. We are obligated to pay an additional $10 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition were included in our consolidated balance sheets at April 30, 2005.
     As of October 31, 2005, we had approximately $172.4 million in cash and cash equivalents and approximately $93.7 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.
     In June 2005, our board of directors approved a proposal to use up to $100 million of our available cash to repurchase our common stock in an open-market program. During the three months ended October 31, 2005, under this program, we repurchased 4,620,000 shares at a weighted average price of $13.51 per common share. Since inception of the program, we have repurchased a total of 5,870,000 shares at a weighted average price of $13.56 per common share.
   The Current Economic Environment
     We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our sources of offshore fabrication, we relocated a substantial portion of our testing operations to China. Since our inception, we have shipped more than 240 million image sensors, including approximately 65 million in the six months ended October 31, 2005, which continued to demonstrate the capabilities of our production system, including our sources of offshore fabrication. To increase and enhance our production capabilities, we are currently working with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of their fabrication facilities, at which our products can be produced, and we have initiated partnerships with a number of vendors to enable us to have access to sufficient back-end capacity for packaging our image sensors in the various formats required by our customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     Since we generate a large portion of our product sales through VARs and distributors, we cannot accurately confirm the end-use distribution of our products across specific geographic markets and can only estimate our revenues by end-user markets.
     We believe that the market opportunity represented by camera cell phones remains very large. We benefited from growth in shipments of sensors for camera cell phones on a year-over-year basis, driven, in part, by increased demand for our 1.3-megapixel image sensors.
     We also believe that, like the digital still camera market, camera cell phone demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of multiple products. In response to these trends we have introduced several 1.3-megapixel products based on our OmniPixel technology and are currently in or moving towards mass production with these products. We also believe that VGA resolution sensors will continue to account for a large portion of the volume shipments in handsets for the remainder of calendar 2005 and into 2006, and we have continued to introduce new products at this resolution. More recently, we introduced the first product based on the second generation of our OmniPixel technology which we call OmniPixel2.
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
     As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. In particular, our principal competitors include MagnaChip, Micron, Samsung and Toshiba in the market for CMOS image sensors. In addition, we expect to see continued price competition in the image sensor market for camera cell phones and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products.
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
     In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Accordingly, in order to maintain our gross margins, we and our suppliers have to work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we have to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.
     Many of the products using our image sensors are consumer electronics goods such as camera cell phones, digital still and video cameras and cameras for toys and games that have particular seasonal cycles. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, during the past calendar year, the impact of seasonality on our revenues has diminished as camera cell phones have come to represent the largest portion of our sales. Once our image sensors are designed into a particular handset, the design rarely changes. In general, as long as the handset continues to sell, the design components do not change. The typical life of any given model of handset average nine to 12 months and some can remain in production for much longer. Additionally, with the introduction of toys and game consoles containing cameras late this year and early next, we have continued to see strong demand for camera sensors in this market in the current quarter.
     In August 2004, we announced the introduction of our advanced OmniPixel technology. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels based on our new OmniPixel technology. In February 2005, we introduced our new Smart Sensor image sensor technology, and in October 2005 we announced the second generation of our OmniPixel technology, OmniPixel2. Certain risks are inherent in the introduction of such new products and technology. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as the unexpected back-end problems that resulted in low yields on two of our products, the first of which arose in the fourth quarter of fiscal 2005 and the second in the first quarter of 2006. Although both issues are substantially resolved, the second of the two did have an unfavorable impact on gross margins in the second quarter of 2006.
     We are currently migrating the production of our new sensors to the 0.13 µ line width process (1 µ = 1 millionth of a meter), and expect to achieve mass production volumes by the end of calendar 2005. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.
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
     In addition, we recognize revenue from the provision of engineering services to a limited number of our customers by our wholly-owned subsidiary, CDM Optics, Inc. (“CDM”). We recognize the associated revenue under fixed-price, milestone-based and cost-plus contract arrangements. Fixed-price contract revenue is recorded ratably each month based on the total contract dollar amount and the contract duration. Milestone-based contract revenue is recorded upon the completion of specific objectives. Cost-plus contract revenue is recorded monthly based on actual labor and material costs plus a mark-up for indirect costs.
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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.9	54.7	65.1	57.5

Gross profit	36.1	45.3	34.9	42.5

Operating expenses:
Research and development	7.8	7.9	8.3	6.5
Selling, general and administrative	7.1	8.4	7.1	7.7
Stock-based compensation	—	0.4	—	0.3

Total operating expenses	14.9	16.7	15.4	14.5

Income from operations	21.2	28.6	19.5	28.0
Interest income, net	1.6	1.1	1.9	0.9
Other income (loss), net	—	(0.4)	—	(0.4)

Income before income taxes and minority interests	22.8	29.3	21.4	28.5
Provision for income taxes	4.6	8.2	4.3	8.0
Minority interest	0.4	—	0.5	—

Net income	17.8%	21.1%	16.6%	20.5%

Three Months Ended October 31, 2005 as Compared to Three Months Ended October 31, 2004
Revenues
     We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, digital still cameras, security and surveillance cameras and interactive video and toy cameras. Revenues for the three months ended October 31, 2005 increased by 50.2% to approximately $126.8 million from $84.4 million for the three months ended October 31, 2004. As shown in the table below, the increased revenues were due to an increase in revenues from our image-sensor products for digital applications resulting from an increase in unit sales, partially offset by a decrease

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
in average selling prices. Strong demand from camera cell phone manufacturers had a positive impact on OmniVision’s revenue during the period. Revenue from Silicon Optronics, the Company’s joint venture with Powerchip Semiconductor Corporation which was consolidated for the first time in the first quarter of fiscal 2006, represented about 4% of our revenue. Revenue in the quarter from the sale of previous reserved products was less than $1.0 million.
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

	Three Months Ended
	October 31,
	2005	2004
Digital applications	$118,172	$75,027
Analog applications	8,648	9,409

Total	$126,820	$84,436

     Digital Revenues. Revenues from sales of image-sensor products for digital applications increased by 57.5% to approximately $118.2 million for the three months ended October 31, 2005 from $75.0 million for the three months ended October 31, 2004. Revenues from sales of image-sensor products for digital applications represented 93.2% and 88.9% of revenues for the three months ended October 31, 2005 and 2004, respectively. The year-over-year increase in revenues from sales of image-sensor products for digital applications for the three months ended October 31, 2005 was primarily due to an increase of approximately 18.6 million, or 98.9%, in unit sales resulting from increased demand for image-sensor products used in camera cell phone and digital still camera applications. For the three months ended October 31, 2005, the increase in unit sales was partially offset by a decrease in average selling prices resulting from the intensely competitive nature of the image sensor market. We believe that demand in the camera cell phone market during the three months ended October 31, 2005 continued to reflect a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality in handsets as consumers upgrade their cell phones. Our image-sensor products face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. This competition has resulted in rapid technological change, evolving standards, reductions in product selling prices and rapid product obsolescence. As a result of this highly competitive environment, we expect that average selling prices for digital image-sensor products will decline in the future, which could negatively impact our gross margins.
     Analog Revenues. Revenues from sales of image-sensor products for analog applications decreased 8.1% to approximately $8.6 million in the three months ended October 31, 2005 from $9.4 million for the three months ended October 31, 2004 and represented 6.8% and 11.1% of our revenues in the three months ended October 31, 2005 and 2004, respectively. For the three months ended October 31, 2005, the decrease in revenues from sales of image-sensor products for analog applications primarily was due to a decline in the average selling price during the period, partially offset by an increase of approximately 0.6 million, or 34.9%, in unit sales. Analog image-sensor products are used primarily in cameras for security and surveillance applications and toys and games. Sales of analog image-sensor products benefited from strong demand from the security and surveillance category. We expect that average selling prices for analog image-sensor products will decline in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
   Revenues from Sales to OEMs and VARs as Compared to Distributors
     We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended October 31, 2005 and 2004:

	Three Months Ended
	October 31,
	2005	2004
OEMs and VARs	69.2%	80.4%
Distributors	30.8	19.6

Total	100.0%	100.0%

     OEMs and VARs. In the three months ended October 31, 2005, one customer accounted for approximately 18.8% of our revenues. In the three months ended October 31, 2004, one customer accounted for approximately 26.5% of our revenues. No other OEM or VAR customer accounted for 10% or more of our revenues during any of these periods.
     Distributors. In the three months ended October 31, 2005, one distributor customer accounted for approximately 17.0% of our revenues. In the three months ended October 31, 2004, one distributor customer accounted for approximately 10.6% of our revenues. No other distributor accounted for 10% or more of our revenues during any of these periods.
   Revenues from Domestic Sales as Compared to Foreign Sales
     The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2005 and 2004:

	Three Months Ended
	October 31,
	2005	2004
Domestic sales	1.2%	1.1%
Foreign sales	98.8	98.9

Total	100.0%	100.0%

     We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing the production of consumer electronics products to Asian manufacturers and facilities and to the increasing markets in Asia for consumer products. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales of our products into end-user markets of products which incorporate our image sensors.
Gross Profit
     Our gross margin in the three months ended October 31, 2005 was 36.1%, down from the 45.3% we reported in the three months ended October 31, 2004. The principal cause of the year-over-year decline in our gross margin was a decline in our average selling prices, offset, in part, by reductions in our production costs. In addition, in the three months ended October 31, 2005, our gross margin was reduced by approximately four hundred basis points from the sales of the products with which we had back-end yield issues in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.
     In the three months ended October 31, 2005, revenues from the sale of previously reserved products were $0.8 million, as compared to $5.5 million in the prior year period. In the three months ended October 31, 2005, we recorded $1.5 million of new inventory reserves as compared to $4.7 million of new inventory reserves in the same period in the prior year. In the prior year period, our gross profit also benefited from a $1.4 million reduction in cost of goods sold as the result of the settlement of litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     In the three months ended October 31, 2005, we consolidated the results of SOI, whereas in the prior year period we accounted for SOI under the equity method. Consolidating SOI reduced our gross margin by approximately 50 basis points in the three months ended October 31, 2005; however, because SOI’s operating expense ratio was lower than ours, SOI’s operating margins were comparable to ours and did not have a material impact on our consolidated operating margins.
     The 36.1% gross margin we reported in the three months ended October 31, 2005 rose from the 33.3% we reported in the quarter ended July 31, 2005. The sequential increase in gross margin was principally due to a favorable product sales mix and to better production yields.
Research and Development
     Research and development expenses consist primarily of compensation and personnel related expenses, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of purchased intangibles with finite lives and computer aided design software. Because we accrue the non-recurring engineering costs associated with each new product design when we release the design to the foundry, and the number of new designs can fluctuate from period to period, research and development expense may fluctuate significantly from period to period. Research and development expenses for the three months ended October 31, 2005 increased to approximately $9.9 million from approximately $6.7 million for the three months ended October 31, 2004. As a percentage of revenues, research and development expenses for the three months ended October 31, 2005 and 2004 represented 7.8% and 7.9%, respectively.
     The increase in research and development expenses of approximately $3.2 million, or 48.7%, for the three months ended October 31, 2005 from the similar period in the prior year resulted primarily from a $1.4 million increase in amortization expenses of acquired intangible assets primarily associated with the acquisition of CDM, a $1.1 million increase in salary and payroll-related expenses associated with additional personnel, a $0.3 million increase in engineering supplies, patent prosecution and software, and a $0.2 million increase in non-recurring engineering expenses related to new product development, all of which are required to improve our current product line and support new product introductions. The increase in non-recurring engineering expenses is primarily due to an increase in the number of new designs we released to our foundry partners. Given the rapid changes in applicable technologies, and the requirement to develop new and more advanced products on a timely basis, we expect research and development expenses to increase in future quarters.
Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended October 31, 2005 increased to approximately $9.1 million from $7.1 million for the three months ended October 31, 2004. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2005 and 2004 represented 7.1% and 8.4%, respectively.
     The increase in selling, general and administrative expenses of approximately $2.0 million, or 28.5%, for the three months ended October 31, 2005 from the corresponding period in the prior year resulted primarily from: a $1.1 million increase in salary and payroll-related expenses and a $0.7 million increase in provisions for bad debt reflecting the increase in accounts receivable. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, system.
Stock-based compensation
     Stock-based compensation consists primarily of stock options issued to consultants in exchange for services. We did not record any stock-based compensation expense in the three months ended October 31, 2005. The stock-based compensation expense for the three months ended October 31, 2004 was approximately $0.4 million. Stock-based compensation expense for the three months ended October 31, 2004 represented 0.4% of revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Interest Income, Net
     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market funds, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase. Interest income increased for the three months ended October 31, 2005 from the corresponding period in the prior year to approximately $2.1 million from $0.9 million. Increased interest income for the three months ended October 31, 2005 resulted from higher interest rates than in the similar period in the preceding year, partially offset by decreased investments in interest-bearing accounts due to our repurchase of our common stock.
Other Income (Loss), Net
     Other income (loss), net, for the three months ended October 31, 2005 was income of $36,000 on a net basis and included our portion of the net income recorded by ImPac and the net loss recorded by XinTec, two companies in which we hold a minority interest, and which we accounted for in the three months ended October 31, 2005 under the equity method of accounting. (See “Note 5 – Long-term Investments” of the Notes to Condensed Consolidated Financial Statements.) Other income (loss), net, for the three months ended October 31, 2004 was a loss of $0.3 million and consisted of our portion of the losses recorded by ImPac and SOI, and which we accounted for under the equity method, partially offset by $0.1 million in other income.
Provision for Income Taxes
     We generated approximately $29.0 million and $24.7 million in income before income taxes for the three months ended October 31, 2005 and 2004, respectively. We recorded provisions for income taxes for the three months ended October 31, 2005 and 2004 of approximately $5.8 million and $6.9 million, respectively. For the three months ended October 31, 2005 and 2004, our effective tax rates were 20% and 28%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because of certain tax credits and earnings in low tax jurisdictions. The lower effective tax rate for fiscal 2006 as compared to fiscal 2005 is principally due to changes we made in certain of our business operations outside the United States. Achieving an effective tax rate in fiscal 2006 that is less than the combined federal and state statutory rates is principally contingent upon the proportion of our total pre-tax income that is generated outside the United States.
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
Minority Interest
     Minority interest for the three months ended October 31, 2005 was $0.6 million. There was no minority interest in the prior year. Approximately $0.4 million represents the 51% interest that we do not own in the net income of SOI, which we included in our consolidated operating results for the first time beginning in the three months ended July 31, 2005. Approximately $0.2 million represents the 57% interest that we do not own in the net income of VisEra, which we included in our consolidated operating results for the first time beginning in the three months ended October 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Six Months Ended October 31, 2005 as Compared to Six Months Ended October 31, 2004
Revenues
     Revenues for the six months ended October 31, 2005 increased by 21.6% to approximately $222.8 million from $183.2 million for the six months ended October 31, 2004. Revenue growth was driven primarily by demand from camera cell phone manufacturers. As shown in the table below, the increased revenues were due to an increase in revenues from our image-sensor products for digital applications resulting from increases in unit sales, partially offset by a decrease in average selling prices.
   Revenues from Sales of Image-Sensor products for Digital as Compared to Analog Applications
     The distribution of our revenues by digital and analog product categories for the six months ended October 31, 2005 and 2004 (in thousands) are as follows:

	Six Months Ended
	October 31,
	2005	2004
Digital applications	$200,128	$163,162
Analog applications	22,686	20,081

Total	$222,814	$183,243

     Digital Revenues. Revenues from sales of image-sensor products for digital applications increased 22.7% to approximately $200.1 million for the six months ended October 31, 2005 from $163.2 million for the six months ended October 31, 2004. Revenues from sales of image-sensor products for digital applications represented 89.8% and 89.0% of revenues for the three six ended October 31, 2005 and 2004, respectively. We believe that demand in the camera cell phone market during the six months ended October 31, 2005 continued to reflect a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality in handsets as consumers upgrade their cell phones. The year-over-year increase in revenues from sales of image-sensor products for digital applications for the six months ended October 31, 2005 was primarily due to an increase of approximately 20.3 million, or 52.0%, in unit sales resulting from increased demand for image-sensor products used in camera cell phone and digital still camera applications. Our image-sensor products face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors.
     Analog Revenues. Revenues from sales of image-sensor products for analog applications increased 13.0% to approximately $22.7 million in the six months ended October 31, 2005 from $20.1 million for the six months ended October 31, 2004 and represented 10.2% and 11.0% of our revenues in the six months ended October 31, 2005 and 2004, respectively. For the six months ended October 31, 2005, the increase in revenues from sales of image-sensor products for analog applications was primarily due to an increase of approximately 2.0 million, or 60.8%, in unit sales, partially offset by a decline in the average selling price during the period. Sales of image-sensor products for analog applications benefited from strong demand from the security and surveillance category.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
   Revenues from Sales to OEMs and VARs as Compared to Distributors
     We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2005 and 2004:

	Six Months Ended
	October 31,
	2005	2004
OEMs and VARs	71.2%	81.4%
Distributors	28.8	18.6

Total	100.0%	100.0%

     OEMs and VARs. In the six months ended October 31, 2005, two customers accounted for approximately 16.4% and 10.0% of our revenues, respectively. In the six months ended October 31, 2004, two customers accounted for approximately 19.7% and 11.2% of our revenues, respectively. No other OEM or VAR customer accounted for 10% or more of revenues during any of these periods.
     Distributors. In the six months ended October 31, 2005 and 2004, one distributor customer accounted for 15.4% and 10.2% of our revenues, respectively. No other distributor accounted for 10% or more of our revenues during either of these periods.
   Revenues from Domestic Sales as Compared to Foreign Sales
     The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2005 and 2004:

	Six Months Ended
	October 31,
	2005	2004
Domestic sales	1.1%	1.3%
Foreign sales	98.9	98.7

Total	100.0%	100.0%

     We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing the production of consumer electronics products to Asian manufacturers and facilities and to the increasing markets in Asia for consumer products. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales of our products into end-user markets of products which incorporate our image sensors.
Gross Profit
     Our gross margin in the six months ended October 31, 2005 was 34.9%, down from the 42.5% we reported in the six months ended October 31, 2004. The principal cause of the year-over-year decline in our gross margin was a decline in our average selling prices, offset, in part, by reductions in our production costs. In addition, in the six months ended October 31, 2005, our gross margin was reduced by approximately five hundred basis points from the sales of the products with which we had back-end yield issues in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.
     In the six months ended October 31, 2005, revenues from the sale of previously reserved products were $6.7 million, as compared to $5.9 million in the prior year period. In the six months ended October 31, 2005, we recorded $3.3 million of new inventory reserves as compared to $8.1 million of new inventory reserves in the same period in the prior year. In the prior year period, our gross profit also benefited from a $1.4 million reduction in cost of goods sold as the result of the settlement of litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     In the six months ended October 31, 2005, we consolidated the results of SOI, whereas in the prior year period we accounted for SOI under the equity method. Consolidating SOI reduced our gross margin by approximately 60 basis points in the six months ended October 31, 2005; however, because SOI’s operating expense ratio was lower than ours, SOI’s operating margins were comparable to ours and did not have a material impact on our consolidated operating margins.
Research and Development
     Research and development expenses for the six months ended October 31, 2005 increased to approximately $18.4 million from $11.8 million for the six months ended October 31, 2004. As a percentage of revenues, research and development expenses for the six months ended October 31, 2005 and 2004 represented 8.3% and 6.5%, respectively.
     The increase in research and development expenses of approximately $6.6 million, or 55.5%, for the six months ended October 31, 2005 from the corresponding period in the prior year resulted primarily from a $2.7 million increase in amortization expenses of acquired intangible assets primarily associated with the acquisition of CDM, a $2.1 million increase in salary and payroll-related expenses associated with additional personnel, a $0.8 million increase in engineering supplies, patent prosecution and software, and a $0.4 million increase in non-recurring engineering expenses related to new product development, all of which are required to improve our current product line and support new product introductions.
Selling, General and Administrative
     Selling, general and administrative expenses for the six months ended October 31, 2005 increased to approximately $15.8 million from $14.2 million for the six months ended October 31, 2004. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2005 and 2004 represented 7.1% and 7.7%, respectively.
     The increase in selling, general and administrative expenses of approximately $1.6 million, or 11.7%, for the six months ended October 31, 2005 from the corresponding period in the prior year resulted primarily from: a $2.1 million increase in salary and payroll-related expenses; a $0.4 million increase in our provision for bad debts a $0.3 million increase in travel expenses and a $0.2 million increase in office expenses. These increases were partially offset by a $0.9 million reduction in distributor and sales representative commissions and a $0.7 million decrease in legal and accounting expenses due principally to the absence of the expenses incurred in the prior year for the investigation into our financial statements for the first three quarters of fiscal 2004.
Stock-based compensation
     Stock-based compensation expense for the six months ended October 31, 2005 and 2004 was $2,000 and $0.6 million, respectively. As a percentage of revenues, stock-based compensation expense for the six months ended October 31, 2005 and 2004 represented 0% and 0.3%, respectively.
Interest Income, Net
     For the six months ended October 31, 2005, interest income increased from the corresponding period in the prior year to approximately $4.1 million from $1.6 million. Increased interest income for the six months ended October 31, 2005 resulted from higher interest rates than in the similar periods in the preceding year, partially offset by decreased investments in interest-bearing accounts due to our repurchase of our common stock.
Other Income (Loss), Net
     Other income (loss), net, for the six months ended October 31, 2005 was income of $59,000 on a net basis and included our portion of the net income recorded by ImPac and the net loss recorded by XinTec, two companies in which we hold a minority interest. We accounted for Impac in the six months ended October 31, 2005 under the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
equity method of accounting. We accounted for XinTec in the three months ended July 31, 2005 under the cost method and under the equity method in the three months ended October 31, 2005. Other income (loss), net, for the six months ended October 31, 2004 was a loss of $0.6 million and consisted of our portion of the losses recorded by ImPac and SOI, and which we accounted for under the equity method, partially offset by $0.1 million in other income.
Provision for Income Taxes
     We generated approximately $47.6 million and $52.3 million in income before income taxes for the six months ended October 31, 2005 and 2004, respectively. We recorded provisions for income taxes for the six months ended October 31, 2005 and 2004 of approximately $9.5 million and $14.6 million, respectively. For the six months ended October 31, 2005 and 2004, our effective tax rates were 20% and 28%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because of certain tax credits and earnings in low tax jurisdictions. The lower effective tax rate for fiscal 2006 as compared to fiscal 2005 is principally due to changes we made in certain of our business operations outside the United States at the beginning of the current fiscal year.
Minority interests
     Minority interest for the six months ended October 31, 2005 and 2004 was $1.1 million and $0, respectively. Approximately $0.9 million represents the 51% interest that we do not own in the net income of our joint venture, SOI, and $0.2 million represents the 57% interest that we do not own in the net income of our joint venture, VisEra.
Liquidity and Capital Resources
     Our principal source of liquidity at October 31, 2005 consisted of cash, cash equivalents and short-term investments of $266.1 million, including cash held by our newly consolidated affiliate, VisEra.
   Liquidity
     Our working capital decreased by approximately $35.4 million to $307.3 million as of October 31, 2005 from $342.8 million as of April 30, 2005. The decrease was primarily attributable to: a $31.7 million decrease in cash and cash equivalents resulting primarily from $79.6 million expended to repurchase 5,870,000 shares of our common stock; a $22.6 million increase in accounts payable resulting from increased inventory purchases; a $9.5 million increase in accrued income taxes payable; and a $2.8 million increase in deferred income. These decreases in working capital were partially offset by: a $13.8 million increase in accounts receivable; a $12.6 million increase in inventories; a $3.1 million increase in short-term investments. Accounts receivable rose due to the increase in our revenues during the three and six months ended October 31, 2005. Inventories were increased in anticipation of increased sales.
     In the three months ended October 31, 2005, we consolidated for the first time our affiliate, VisEra, and recorded VisEra’s short-term borrowings under an unsecured $1.5 million line of credit in our consolidated balance sheet. There are no financial covenant requirements for this facility, which expires in December 2005 and bears interest at 1.56% per annum. The borrowings under the line of credit with a financial institution are for working capital purposes. As of October 31, 2005, the balance outstanding under the line of credit was $0.9 million.
     In addition, VisEra maintains three unsecured lines of credit with three commercial banks, which provide a total of approximately $10.8 million in available credit. All borrowings under the three lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At October 31, 2005, there were no borrowings outstanding under these facilities.

   Cash Flows from Operating Activities
     For the six months ended October 31, 2005, net cash provided by operating activities totaled approximately $46.6 million as compared to $68.6 million for the corresponding period in the prior year, primarily due to: net income of approximately $37.0 million for the six months ended October 31, 2005; a $20.7 million increase in accounts payable; a $9.2 million increase in accrued income taxes payable; and a $2.8 million increase in deferred income. These increases were partially offset by: a $13.7 million increase in accounts receivable, net; a $12.8 million increase in inventories; and a $2.2 million increase in prepaid expenses and other assets. The $13.7 million increase in accounts receivable, net, reflects the higher level of revenues during the six months ended October 31, 2005, as days of sales outstanding as of October 31, 2005 increased slightly to 53 days from 52 days as of April 30, 2005. The $12.8 million increase in inventories was attributable to our expansion of work-in-process inventories late in the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
quarter in anticipation of increased future sales in the third quarter of fiscal 2006. The increase is driven by our 12 to 14 week production cycle and reflects our anticipated increase in revenue during the third and fourth quarters of fiscal 2006. Inventory turns increased slightly to 4.6 as of October 31, 2005 from 4.5 as of April 30, 2005. Accounts payable increased as a result of the increased inventory in the six months ended October 31, 2005. Our accrued income taxes payable increased as a consequence of our income before taxes, partially offset by a reduction in our effective tax rate for the six months ended October 31, 2005.
     For the six months ended October 31, 2004, net cash provided by operating activities totaled approximately $68.6 million primarily due to net income of approximately $37.6 million for the six months ended October 31, 2004, a $15.6 million increase in accrued expenses and other current liabilities, a $14.0 million decrease in inventories and a $5.3 million increase in accounts payable, which were partially offset by a $2.1 million increase in accounts receivable, net, a $3.9 million decrease in deferred income and a $0.9 million increase in prepaid expenses and other assets. The $2.1 million increase in accounts receivable, net, reflects an increase in days of sales outstanding from 48 days as of April 30, 2004 to 61 days as of October 31, 2004. The $14.0 million decrease in inventories was attributable to our reduction of inventories of established products in anticipation of the introduction of our new OmniPixel products. Inventory turns increased to 7.5 as of October 31, 2004 as compared to 6.1 as of April 30, 2004. Accounts payable increased with the increased inventory purchases late in the three months ended October 31, 2004. Accrued liabilities increased primarily due to an increase in our accrued taxes as a consequence of our increase in income before taxes, partially offset by a reduction in our effective tax rate to 28.0% for the six months ended October 31, 2004 from 34.0% for the prior year period.
  Cash Flows From Investing Activities
     For the six months ended October 31, 2005, our cash used in investing activities was approximately $2.2 million as compared to $1.1 million in cash provided by investing activities for the corresponding prior year period, due to $11.8 million in purchases of long-term investments, $3.2 million in net purchases of short-term investments and $1.0 million in purchases of property, plant and equipment. These uses were partially offset by $13.8 million in proceeds from the consolidation of VisEra, net of cash payments. For the six months ended October 31, 2004, our cash provided by investing activities totaled approximately $1.1 million due to $5.2 million in net proceeds from the sale or maturities of short-term investments, which were partially offset by $1.5 million in purchases of long-term investments, $1.5 million in purchases of intangible property and $1.2 million in purchases of property, plant and equipment.
     We have reclassified certain previously reported amounts to conform them to the current period presentation. At January 31, 2005, we reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of January 31, 2005 and for all prior periods. As of October 31, 2004, we held approximately $34.6 million of these auction rate securities, which were reclassified. These reclassifications had no impact on our results of operations or our cash flows from operating activities. The following table summarizes the balances as previously reported and as reclassified as of October 31, 2004 (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	As Reclassified	As Reported	As Reclassified
October 31, 2004	$230,569	$196,019	$50,759	$85,309

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     As a result of these changes, we reclassified the following line items in our Statements of Cash Flows for the six months ended October 31, 2004 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Six months ended October 31, 2004:
(Purchases of) proceeds from short-term investments, net	$(33,667)	$5,183
Net increase in cash and cash equivalents	$32,516	$71,366
Cash and cash equivalents at end of period	$230,569	$196,019
   Cash Flows From Financing Activities
     For the six months ended October 31, 2005, net cash used in financing activities increased to approximately $76.4 million from net cash provided by financing activities of $1.6 million for the corresponding period in the prior year primarily due to the $79.6 million payment for the repurchase of shares of our common stock in the six months ended October 31, 2005. This cash used in financing activities was partially offset by proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan which increased to approximately $2.3 million for the six months ended October 31, 2005 from $1.6 million for the corresponding period in the prior year. This cash used was also partially offset by $0.9 million in net proceeds from short-term borrowings of a consolidated affiliate. For the six months ended October 31, 2004, net cash provided by financing activities totaled approximately $1.6 million and resulted from $1.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan.
   Capital Resources
     In December 2000, we formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of our products in China. A total of $14.7 million of the $30.0 million of HWSC’s registered capital, as required by Chinese law, had been funded as of October 31, 2005 from our available working capital. In November 2005, we funded an additional $5.0 million of HWSC’s registered capital. (See “Note 16 — Subsequent Event” of the Notes to Condensed Consolidated Financial Statements.) Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded is now January 22, 2006. We expect to fund the capital commitment to HWSC and to our joint ventures with TSMC from our available working capital.
     We currently expect that our available cash, cash equivalents and short-term investments, together with cash that we anticipate we will generate from business operations, will be sufficient to satisfy our foreseeable working capital requirements.
     In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock. As of October 31, 2005, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.
     Our ability to generate cash from operations is subject to substantial risks described below under the caption “Factors Affecting Future Results.” We encourage you to review these risks carefully.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Contractual Obligations and Commercial Commitments
     The following summarizes our contractual obligations and commercial commitments as of October 31, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

			Less than			After
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$4,907		$2,671	$1,991	$245	$—
Noncancelable orders	78,892		78,892	—	—	—

Total contractual obligations	83,799		81,563	1,991	245	—

Other Commercial Commitments:
Investment in China	15,300	[1]	15,300	—	—	—
Joint Venture with TSMC	16,000	[2]	9,500	6,500	—	—

Total commercial commitments.	31,300		24,800	6,500	—	—

Total contractual obligations and commercial commitments	$115,099		$106,363	$8,491	$245	$—

[1]	Represents the remaining $15.3 million of registered capital for our subsidiary HWSC. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our image-sensor products. Under an agreement with the Chinese government, the date by which the remaining $15.3 million of registered capital must be funded is now January 22, 2006. In December 2005, we contributed an additional $5.0 million to HWSC.

[2]	In August 2005, through our wholly-owned subsidiary OmniVision International Holding Ltd., we entered into an Amended and Restated Shareholders’ Agreement, or the Amended VisEra Agreement, with Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, VisEra Technologies Company, Ltd., or VisEra, and VisEra Holding Company, or VisEra Cayman. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands. VisEra will become a wholly-owned subsidiary of VisEra Cayman and VisEra Cayman will complete the transactions contemplated by the Amended VisEra Agreement. The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to CMOS image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In September 2005, we contributed a further $7.5 million to VisEra Cayman. In November 2005, pursuant to the Amended VisEra Agreement, we contributed an additional $9.5 million in cash to VisEra Cayman. (See “Note 16 – Subsequent Event” of the Notes to Condensed Consolidated Financial Statements.)

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra and VisEra Cayman. To date we have contributed $9.0 million to VisEra and VisEra Cayman. A minimum of an additional $16 million in cash and asset contributions will be made by each of the parties, with the remaining $15 million to be made by additional investors, additional contributions by the parties, or a combination thereof, provided that the parties have and will maintain equal interests in VisEra Cayman. At a future date yet to be determined, the Company expects to contribute approximately $20.5 million of assets to the joint venture, including technology, plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Pursuant to the terms of the Amended VisEra Agreement, VisEra Cayman used approximately $11.8 million of the $18 million increase in the total capital commitment for the acquisition of approximately 29.7% of the issued shares of XinTec, of which we own separately and directly approximately 8%. As a result of the transactions contemplated by the Amended VisEra Agreement, we consolidated the results of VisEra beginning in the fiscal quarter ended October 31, 2005.
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
     The image sensor market is intensely competitive, and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product selling prices and rapid product obsolescence. If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any inability on our part to compete successfully would also adversely affect our results of operations and impair our financial condition.
     Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Avago (formerly part of Agilent), Canon, Cypress, ESS, Fujitsu, Kodak, MagnaChip, Micron, Mitsubishi Electronic, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt and Pixelplus. Competition with these and other companies may force us to reduce our prices. For instance, we have seen increased competition in both the 3-megapixel and 5-megapixel markets with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability.
     In August 2004, we announced the introduction of our new OmniPixel technology and have since introduced an entire series of new products based on the OmniPixel technology. In November 2004, we demonstrated a prototype of our new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images. In October 2005, we launched our first product based on the second generation of OmniPixel technology, which we call OmniPixel2. Our new products compete against other CMOS image sensors and against CCD image sensors, and we cannot guarantee that existing or new customers will adopt and purchase these new products. We also cannot guarantee the growth of end-user markets that will require these new image sensors. If our enhanced products and technologies do not gain market acceptance, we may not be able to maintain our market share.
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
     Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. In August 2004, we announced the introduction of our new OmniPixel technology. The first product based on the new technology was a 3-megapixel sensor. In September 2004, we introduced our first 1.3-megapixel sensor based on the OmniPixel technology and our first small-scale, CMOS image sensor with five megapixels based on the OmniPixel technology. In February 2005, we announced the introduction of the first new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. In October 2005, we launched our first product based on the second generation of OmniPixel technology, which we call OmniPixel2. We plan to introduce several additional image sensor products in the remainder of calendar 2005 and during 2006. The development, introduction and market acceptance of products such as these are critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. For example, in the fourth quarter of fiscal 2005, and again in the first quarter of fiscal 2006, the back-end yields on two of our advanced products were significantly below where we planned, and our gross margins were adversely impacted. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including:
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
     Accomplishing all of this is time consuming and expensive. We may be unable to develop new products or product enhancements in time to capture market opportunities or achieve significant or sustainable acceptance in new and existing markets. In addition, our products could become obsolete sooner than anticipated because of a rapid change in one or more of the technologies related to our products or the reduced life cycles of consumer products.
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
     Sales to the camera cell phone market account for a large portion of our revenues from digital applications. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold through distributors and VARs, we believe that the camera cell phone market accounted for approximately 75% of our revenues in fiscal 2005 and approximately 70% of our revenue in the six months ended October 31, 2005. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during the remainder of fiscal 2006. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. If we fail to continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The image sensor market for camera cell phones is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If sales to the camera cell phone market do not increase, our results of operations, business and prospects would be materially adversely affected.
We depend on a limited number of third party wafer foundries, which reduces our ability to control our manufacturing process.
     Unlike some of our larger competitors, we do not own or operate a semiconductor fabrication facility, or fab. Instead, we rely on TSMC, PSC and other subcontract foundries to produce all of our wafers. Historically, we have relied on TSMC to provide us with a substantial majority of our wafers. As a part of our joint venture with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements. We are currently working with TSMC to increase from two to four the number of their fabs at which our products can be produced; however, there can be no assurance that increased capacity from TSMC will be available to us. If we do not have sufficient fab capacity to meet customer demand for our products, our business, operating results and prospects would be materially and adversely affected.
     We do not have long-term supply agreements with any other foundries. As a result, we have to secure manufacturing availability on a purchase order basis. These foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. In general, our reliance on third party foundries involves a number of significant risks, including:
•	reduced control over qualification of a fab for the production of our products, delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply;

•	unavailability of, or delayed access to, next generation or key process technologies; and

•	financial difficulties or disruptions in the operations of third party foundries due to causes beyond our control.
     If TSMC or any of our other foundries were unable to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also be developers of image sensor products and if one or more of our other foundries were to decide not to fabricate our interface chips for competitive or other reasons, we would have to identify and qualify other sources for these products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
We rely on third party service providers for color filter application and packaging services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.
     We rely on VisEra, our joint venture with TSMC, and Dai Nippon Printing for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering Inc., or ASE, ImPac Technology Co., Ltd., or ImPac, and Kyocera for substantially all of our ceramic chip packages. We rely on ImPac, our equity investee, for our plastic chip packages. We rely on XinTec, another investee company, and to a lesser extent, Shellcase, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We do not have long-term agreements with any of these service providers and typically obtain services on a purchase order basis. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.
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
   Declines in our average selling prices may result in declines in our revenues and gross margin.
     We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our average selling prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Unless we can reduce manufacturing costs to compensate, reductions in our selling prices will cause a decline in our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have increased and intend to continue to increase our research and development expenses in an attempt to continue the development of our new generation of image sensor products in fiscal years 2006 and 2007. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, our financial results could be adversely affected.
Problems with wafer manufacturing and/or back-end processing yields could result in higher product costs and could impair our ability to meet customer demand for our products.
     If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both of our design technology and the particular foundry’s manufacturing process technology. Certain risks are inherent in the introduction of such new products and technology. Low yields may result from design errors or manufacturing failures in new or existing products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly we perform final testing of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as the application of color filters and micro-lenses, dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our gross margins and/or our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business. For example, due to lower back-end yields on two of our products, our gross margins for the fiscal quarters ended April 30 and July 31, 2005 were lower than anticipated. These back-end yield issues also adversely impacted our gross margins in the three months ending October 31, 2005.
If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.
     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments, and we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions about forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell our products to other customers at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our image-sensor products for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly canceled its purchase orders. Recently, our customers have increasingly pushed to have us fill orders quickly. This results in a smaller backlog of orders and requires us to more accurately predict customer demand because we have to make commitments to have products manufactured before we receive firm purchase orders from our customers. If we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. The length of our production cycle required that we increase work-in-process inventory during the second quarter of fiscal 2006 in anticipation of increased sales activity during and following the third quarter of fiscal 2006. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. For example, we recently increased our level of inventory in response to perceived strong demand. If this increase turns out to be excessive, it could have a negative impact on our financial results. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.
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
     The production of our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting approximately 12-14 weeks. Additional time may pass before a customer commences volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenue, if any, from these expenditures. This delay makes it more difficult to forecast customer demand, which adds uncertainty to the manufacturing planning process and could adversely affect our operating results. In addition, the product life cycle for certain of our image-sensor products designed for use in certain applications can be relatively short. If we fail to appropriately manage the manufacturing, packaging and assembly process, our products may become obsolete before they can be incorporated into our customers’ products and we may never realize a return on investment for the expenditures we incur in developing and producing these products.
Our ability to deliver products that meet customer demand is dependent upon our ability to meet new and changing requirements for color filter application and sensor packaging.
     We expect that as we develop new products to meet technological advances and new and changing industry and customer demands, our color filter application and ceramic, plastic and chip-scale packaging requirements will also evolve. Our ability to continue to profitably deliver products that meet customer demand is dependent upon our ability to obtain third party services that meet these new requirements on a cost-effective basis. We have historically relied exclusively on third parties to provide these services. There can be no assurances that any of these parties will be able to develop enhancements to the services they provide to us to meet these new and changing industry and customer requirements. Furthermore, even if these service providers are able to develop their services to meet new and evolving requirements, these services may not be available at a cost that enables us to sustain our profitability.
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
     Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the six months ended October 31, 2005, two OEMs accounted for approximately 16.4% and 10.0% of our revenues, respectively, and one distributor

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
accounted for approximately 15.4% of our revenues. In the six months ended October 31, 2004, two OEMs accounted for approximately 19.7% and 11.2% of our revenues, respectively, and one distributor accounted for approximately 10.2% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.
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
     Our quarterly operating results have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:
•	our ability to accurately forecast demand for our products;

•	our ability to achieve acceptable wafer manufacturing or back-end processing yields;

•	our gain or loss of a large customer;

•	competitive pricing pressures;

•	our ability to manage our product transitions;

•	the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products;

•	the growth of the market for products and applications using CMOS image sensors;

•	the timing and size of orders from our customers;

•	the volume of our product returns;

•	the seasonal nature of customer demand for our products;

•	the deferral of customer orders in anticipation of new products, product designs or enhancements;

•	the announcement and introduction of products and technologies by our competitors; and

•	the level of our operating expenses.
     In addition, our introduction of new products and our product mix have affected and may continue to affect our quarterly operating results. Changes in our product mix could adversely affect our operating results, because some products provide higher margins than others. We typically experience lower yields when manufacturing new products through the initial production phase, and consequently our gross margins on new products have historically been lower than our gross margins on our more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our operating expenses are relatively fixed, and our inventory levels are based on our expectations of future revenues. Consequently, if we do not achieve the revenues we expect in any quarter, expenses and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially future quarters, may be harmed.

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
     We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill or amortizable intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2005, our goodwill and amortizable intangible assets totaled approximately $30.5 million.
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
     We are required to comply with the rules promulgated under section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires that we prepare an annual management report assessing the effectiveness of our internal control over financial reporting, and requires a report by our independent registered public accounting firm addressing this assessment, and addressing the effectiveness of our internal control.
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
investigation concluded that there was no evidence of wrongdoing in connection with these errors, but, nevertheless, to correct these errors, we did restate our financial results for the first three quarters of fiscal 2004. If these or similar types of issues were to arise with respect to our internal controls in future periods, they could impair our ability to produce accurate and timely financial reports.
Corporate governance regulations have recently increased our compliance costs and could further increase our expenses if changes occur within our business.
     Changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, have imposed new requirements on us and on our officers, directors, attorneys and independent accountants. In order to comply with these new rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses in the fiscal year ended April 30, 2005 and in recent quarters. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.
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
     In October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. In August 2005, we amended and restated our agreement with TSMC in part to enable VisEra to acquire approximately 30% of XinTec, a supplier of chip-scale packaging services in which we originally invested in April 2003. As a result of the Amended VisEra Agreement, we were required to consolidate the results of VisEra beginning in our fiscal quarter ended October 31, 2005. Any loss that VisEra incurs will negatively impact our reported earnings. We expect that VisEra will eventually be able to provide us with a committed supply of high quality manufacturing services and automated final testing services at competitive prices. However, there are significant legal, governmental and relationship risks to developing VisEra, and we cannot ensure that we will receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services or automated testing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the formation of VisEra provides us with an additional source for certain manufacturing services which, in the future, may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services.
  We may not achieve the anticipated benefits of our alliances with, and strategic investments in, third parties.
     We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a chip scale packaging service company, and in June 2003 we completed an investment in ImPac. In October 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further approximate 30% of the issued and outstanding shares of XinTec.
     In May 2004, we entered into an agreement with PSC under which we established SOI, a joint venture as a company incorporated under the laws of Taiwan, and we contributed $2.1 million in exchange for an ownership percentage of approximately 49%. On April 30, 2005, SOI was consolidated for the first time. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products.
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
     We are currently a defendant in ongoing litigation matters as described in Part II, Item 1 — “Legal Proceedings” of this Quarterly Report. We are currently unable to estimate the possible loss or possible range of loss, if any, associated with the resolution of these litigation matters. If we do not prevail in these matters, such failure could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition, the results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.
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
     During fiscal 2005, approximately 21% of our sales were made through distributors. For the six months ended October 31, 2005, approximately 29% of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:
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
     Sales outside of the United States accounted for substantially all of our revenues for fiscal 2005 and for the six months ended October 31, 2005. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:
•	longer payment cycles;

•	the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

•	decreased visibility as to future demand;

•	difficulties in accounts receivable collections; and

•	burdens of complying with a wide variety of foreign laws and labor practices.
     Sales of our products have to date been denominated exclusively in U.S. dollars. Over the last several years, the U.S. dollar has weakened against most other currencies. Future increases in the value of the U.S. dollar, if any, would increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. A portion of our international revenues may be denominated in foreign currencies in the future, which would subject us to risks associated with fluctuations in those foreign currencies.
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
     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through September 6, 2005, the trading price of our common stock has ranged from a high of $33.39 per share to a low of $1.26 per share. The closing sales price of our common stock on December 7, 2005 was $20.59 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
     The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars include certain costs affecting gross profit, selling, general and administrative and research and development expenses, which are primarily incurred in China, where the Chinese Yuan Renminbi (“CNY”) is the local currency. Historically, the Chinese government benchmarked the CNY exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. However, in July 2005, the Chinese central bank announced that, in the future, it would benchmark the CNY against a basket of currencies and allowed the CNY to appreciate by approximately 2% against the U.S. dollar. However, given that the only expenses that we incur in currencies other than U.S. dollars are certain costs which historically have not been a significant percentage of our revenues, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, our disclosure controls and procedures were effective as of October 31, 2005.
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
     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. The settlement remains subject to final Court approval and a number of other conditions. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. We further believe that the settlement will not have any material adverse affect on our financial condition, results of operations or cash flows.
     On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. On July 29, 2005, the court denied our motion to dismiss the complaint. We believe that the complaint is without merit and intend to defend the case vigorously. The case is currently in discovery.
     Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court was captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court was captioned Torriani v. Hong, No. C-04-2443 CRB (N.D. Cal.). These complaints appeared to be based upon the same allegations contained in the securities class actions. All of these derivative actions were voluntarily dismissed without prejudice.
     On October 20, 2005, another purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. We are named solely as a nominal defendant against whom no monetary recovery is sought. Defendants have filed a motion for an order requiring plaintiff to furnish a bond for reasonable expenses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth, for the periods indicated, our purchases of common stock in the second quarter of fiscal 2006 (in thousands, except per share data):

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value of
	Total Number	Average Price	Part of a	Shares that May
	of Shares	Paid per	Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Plan	Under the Plan(1)
August 1, 2005 — August 31, 2005	—	$—	—	$82,841
September 1, 2005 — September 30, 2005	4,285	$13.53	4,285	$24,859
October 1, 2005 — October 31, 2005	335	$13.22	335	$20,432

Total	4,620	$13.51	4,620

(1)	On June 21, 2005, our Board of Directors authorized the repurchase in an open market program of up to an aggregate of $100 million of our common stock. Repurchases under the open market program were authorized for a twelve-month period ending June 21, 2006. See the section entitled “Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for further information on this program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held at our corporate headquarters at 1341 Orleans Drive, Sunnyvale, California on September 28, 2005 at 10:00 a.m. local time. The results of the matters voted upon were as follows:
1.	To elect two Class II directors to serve until the expiration of their three-year term or until their successors are duly elected and qualified.

	Vote
	For	Withheld
Raymond Wu	48,783,926	2,733,660
Andrew Wang	49,783,791	1,733,795
     The term of office of directors Joseph Jeng, Dwight Steffensen, and Shaw Hong continued after the Annual Meeting.
2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2006.

For	Against	Abstained
51,222,856	278,829	15,901
ITEM 5. OTHER INFORMATION
     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to discuss the non-audit services approved by our audit committee to be performed by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of PwC for certain non-audit services in the six months ended October 31, 2005, including the performance of certain tax-related services.

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
Dated: December 9, 2005

By:	/s/ Shaw Hong

Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: December 9, 2005

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