Form 10-Q
period 2006-01-31
OMNIVISION TECHNOLOGIES INC
filed 2006-03-13
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     At March 9, 2006, 53,228,044 shares of common stock of the Registrant were outstanding, exclusive of 5,870,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	January 31,	April 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$190,461	$170,457
Short-term investments	126,491	124,258
Accounts receivable, net	76,462	59,740
Inventories	62,542	58,429
Refundable and deferred income taxes	5,373	5,402
Prepaid expenses and other current assets	7,509	2,542

Total current assets	468,838	420,828

Property, plant and equipment, net	35,437	19,342
Long-term investments	17,738	6,814
Goodwill	4,892	4,892
Intangibles, net	28,161	26,414
Other non-current assets	3,027	1,543

Total assets	$558,093	$479,833

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,724	$26,081
Accrued expenses and other current liabilities	18,444	14,196
Accrued income taxes payable	46,373	32,313
Deferred income	14,810	5,483

Total current liabilities	133,351	78,073

Long-term liabilities:
Deferred tax liabilities	7,932	9,347

Total long-term liabilities	7,932	9,347

Total liabilities	141,283	87,420

Commitments and contingencies (Note 14)

Minority interest	28,096	2,315

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 58,743 issued and 52,873 outstanding at January 31, 2006 and 57,634 shares issued and outstanding at April 30, 2005, respectively	59	58
Additional paid-in capital	273,750	263,102
Accumulated other comprehensive income (loss)	895	(25)
Treasury stock, 5,870 shares at January 31, 2006 and zero shares at April 30, 2005	(79,568)	—
Retained earnings	193,578	126,963

Total stockholders’ equity	388,714	390,098

Total liabilities, minority interest and stockholders’ equity	$558,093	$479,833

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues	$137,283	$101,833	$360,097	$285,076
Cost of revenues	81,922	60,370	226,984	165,651

Gross profit	55,361	41,463	133,113	119,425

Operating expenses:
Research and development	10,481	6,316	28,893	18,169
Selling, general and administrative	9,238	7,100	25,075	21,820

Total operating expenses	19,719	13,416	53,968	39,989

Income from operations	35,642	28,047	79,145	79,436
Interest income, net	2,292	1,190	6,345	2,749
Other income (loss), net	1,197	44	1,256	(617)

Income before income taxes and minority interest	39,131	29,281	86,746	81,568
Provision for income taxes	7,826	8,198	17,349	22,839
Minority interest	1,669	—	2,782	—

Net income	$29,636	$21,083	$66,615	$58,729

Net income per share:
Basic	$0.56	$0.37	$1.22	$1.04

Diluted	$0.53	$0.33	$1.18	$0.94

Shares used in computing net income per share:
Basic	52,576	56,710	54,515	56,501

Diluted	55,547	63,457	56,643	62,556

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 31,
	2006	2005
Cash flows from operating activities:
Net income	$66,615	$58,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,487	2,294
Stock-based compensation	2	876
Tax benefits from stock option exercises	2,623	1,055
Minority interest in net income of consolidated affiliates	2,783	—
Equity investments (gain) loss, net	(1,070)	755
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable, net	(16,596)	769
Inventories	(4,160)	(28,062)
Refundable and deferred income taxes	52	133
Prepaid expenses and other current assets	(5,007)	(1,159)
Accounts payable	14,446	43,061
Accrued expenses and other current liabilities	3,664	1,302
Accrued income taxes payable	13,752	21,532
Deferred income	9,327	(1,468)
Deferred tax liabilities	(1,415)	—

Net cash provided by operating activities	92,503	99,817

Cash flows from investing activities:
Restricted cash	—	1,072
Purchases of short-term investments	(156,246)	(138,667)
Proceeds from sales or maturities of short-term investments	153,955	112,899
Purchases of property, plant and equipment	(6,771)	(1,346)
Proceeds from consolidation of VisEra, net of cash payments	13,792	—
Purchases of long-term investments	(11,847)	(2,078)
Purchases of intangible property	(4,000)	(1,460)

Net cash used in investing activities	(11,117)	(29,580)

Cash flows from financing activities:
Proceeds from short-term borrowings of consolidated affiliate	3,981	—
Repayment of short-term borrowings of consolidated affiliate	(3,981)	—
Cash contribution by minority shareholder	9,500	—
Proceeds from exercise of stock options	8,024	3,295
Payment for repurchase of common stock	(79,568)	—

Net cash provided by (used in) financing activities	(62,044)	3,295

Effect of exchange rate changes on cash and cash equivalents	662	96

Net increase in cash and cash equivalents	20,004	73,628
Cash and cash equivalents at beginning of period	170,457	114,653

Cash and cash equivalents at end of period	$190,461	$188,281

Supplemental cash flow information:
Taxes paid	$244	$250

Interest paid	$17	$—

Supplemental schedule of non-cash investing and financing activities:
Current obligation for purchases of equipment	$11,863	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
Note 1 — Basis of Presentation
   Overview
     The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2006 and April 30, 2005 and for the three and nine months ended January 31, 2006 and 2005 have been prepared by OmniVision Technologies, Inc., its subsidiaries and its consolidated affiliates (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2005 are derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (the “Form 10-K”).
     The results of operations for the three and nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006 or any other future period.
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
   Reclassifications
     In this report, the Company has revised the classification of certain previously reported amounts to conform to the current period presentation. The Company revised the classification of certain variable rate demand notes from cash and cash equivalents to short-term investments as of January 31, 2006 and for all prior periods. As of January 31, 2006 and April 30, 2005, the Company held approximately $30.0 million and $33.6 million of these variable rate demand notes, respectively. These revisions had no impact on the results of operations of the Company. The following table summarizes the balances as previously reported and as revised (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	Revised	As Reported	Revised
January 31, 2006	$220,501	$190,461	$96,451	$126,491
April 30, 2005	$204,057	$170,457	$90,658	$124,258
     The Company’s revision of the classification of variable rate demand notes affects the following line items in the Statements of Cash Flows for the nine months ended January 31, 2005 (in thousands):

	Cash Flow Activity
	As Reported	Revised
Nine months ended January 31, 2005:
Purchases of short-term investments, net	$(9,288)	$(25,768)
Net increase in cash and cash equivalents	$90,108	$73,628
Cash and cash equivalents at beginning of period	$124,653	$114,653
Cash and cash equivalents at end of period	$214,761	$188,281

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
Note 2 — Summary of Significant Accounting Policies
   Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its consolidated affiliates. All significant inter-company accounts and transactions have been eliminated.
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
     In addition, the Company recognizes revenue from the provision of services to a limited number of its customers by its wholly-owned subsidiary, CDM Optics, Inc. (“CDM”) and by its consolidated affiliate, VisEra Technologies, Company Ltd (“VisEra”). The Company recognizes the CDM associated revenue under fixed-price, milestone-based and cost-plus contract arrangements. Fixed-price contract revenue is recorded ratably each month based on the total contract dollar amount and the contract duration. Milestone-based contract revenue is recorded upon the completion of specific objectives. Cost-plus contract revenue is recorded monthly based on actual labor and material costs plus a mark-up for indirect costs. For production services, the Company recognizes revenue when the production is complete.
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
   Short-Term Investments
     The Company’s short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and government debt securities maturing in twelve months or less from the date of purchase. The Company also invests in auction rate securities which have a final maturity date of up to thirty years but whose interest rate is reset principally up to every 35 days, and in variable rate demand notes, which have a final maturity date of up to thirty years but whose interest rate is reset at varying intervals typically between 1 and 7 days. The market for auction rate securities is highly liquid and the Company has always been able to sell its holdings at par on a reset date. Variable rate demand notes can be readily liquidated at any interest rate reset date either by putting them back to the original issuer or by putting them to a third party remarketer as generally provided in the original prospectus. To date, the Company has always been able to redeem its holdings of these securities in accordance with

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
their terms, and the Company believes that the risk of non-redemption is minimal. Consequently, these securities are available for use in current operations, and in accordance with Accounting Research Bulletin 43, they are classified as short-term investments.
     Short-term investments are reported at fair value at January 31, 2006 and April 30, 2005. Unrealized gains or losses are recorded in stockholders’ equity and included in accumulated other comprehensive income or loss. Declines in value judged to be other than temporary, of which there were none in the periods presented, would be recorded in operations at the time such judgment was made.
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
   Research and Development
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the Company recognizes the costs associated with the internal development of intellectual property rights as expense when incurred. These costs include expenses associated with patent, copyright, trademark and trade secrets.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
   Warranty Reserve for Defective Products
     The Company warrants to its customers that its products will work in accordance with their respective specifications. Due to the cost and other complexities associated with rectifying any product defects, the Company does not repair any defective products. If a product is defective, the customer notifies the Company and, with the Company’s approval, returns the defective product. The Company then sends replacement products to the customer. Accordingly, the Company accounts for any exposure related to defective products as a portion of its sales return reserve.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
   Stock-Based Compensation
     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the Financial Accounting Standards Board (“FASB”) Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123” (“SFAS 148”). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Deferred stock-based compensation is then amortized over the vesting period of the option on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. SFAS 123 describes a “fair value” based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation and is referenced to in this Note as “as adjusted” (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Net income, as reported	$29,636	$21,083	$66,615	$58,729
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	14
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	5,440	6,499	16,788	18,477

As adjusted net income	$24,196	$14,584	$49,827	$40,266

Net income per share — Basic:
As reported	$0.56	$0.37	$1.22	$1.04

As adjusted	$0.46	$0.26	$0.91	$0.71

Net income per share — Diluted:
As reported	$0.53	$0.33	$1.18	$0.94

As adjusted	$0.46	$0.26	$0.91	$0.71

Shares used in computing net income per share — Basic:
As reported	52,576	56,710	54,515	56,501

As adjusted	52,576	56,710	54,515	56,501

Shares used in computing net income per share — Diluted:
As reported	55,547	63,457	56,643	62,556

As adjusted	53,060	56,710	54,515	56,552

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Offered to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Under SFAS 123

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing model. The amount of compensation expense for certain stock option awards issued to consultants for services is accounted for using the variable accounting method, and is included in the related line item of the condensed consolidated statements of income.
   Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments, (“SBPs”), to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. As required by SFAS No. 123(R), as amended by the Securities and Exchange Commission in April 2005, the Company will adopt the revised Statement in its fiscal quarter ending July 31, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Beginning in the fiscal quarter ending July 31, 2006, the Company will adopt the provisions of SFAS No. 123(R). Under the new standard, the Company’s estimate of compensation expense will require a number of complex and subjective assumptions including, but not limited to, our stock price volatility, employee exercise patterns (expected life of the options), anticipated future forfeitures and related tax effects. The Company will recognize share-based payments, or SBP compensation expense for awards issued after May 1, 2006 on a straight-line basis over the vesting period of the award. For awards issued prior to May 1, 2006, the Company will recognize SBP compensation expense based on FASB Interpretation 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25,” which provides for accelerated expensing. The Company is currently assessing the impact of adopting SFAS 123(R) and expects the impact upon adoption in fiscal year 2007 to be significant to its reported results of operations. The exact impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs assumptions to that model.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have any material impact on its consolidated financial statements.
     In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts SFAS No. 123(R), and it is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.
     In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.
     In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At January 31, 2006, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.
Note 3 — Short-Term Investments
     Available-for-sale securities at January 31, 2006 and April 30, 2005 were as follows (in thousands):

	As of January 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. government debt securities	$9,994	$—	$(6)	$9,988
Municipal bonds and notes	89,898	—	(14)	89,884
Commercial paper	26,692	—	(73)	26,619

	$126,584	$—	$(93)	$126,491

Contractual maturity dates, less than one year				$55,696
Contractual maturity dates, one year to 30 years(1)				70,795

				$126,491

	As of April 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. government debt securities	$34,662	$—	$(20)	$34,642
Municipal bonds and notes	75,150	—	—	75,150
Commercial paper	14,482	—	(16)	14,466

	$124,294	$—	$(36)	$124,258

Contractual maturity dates, less than one year				$49,108
Contractual maturity dates, one year to 30 years(1)				75,150

				$124,258

(1)	Represents auction rate securities, which have a maturity date of up to thirty years with the interest rate being reset principally up to every 35 days and variable rate demand notes, which have a final maturity date of up to thirty years but whose interest rate is reset at varying intervals typically between 1 and 7 days.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
Note 4 — Balance Sheet Accounts (in thousands)

	January 31,	April 30,
	2006	2005
Cash and cash equivalents:
Cash	$20,503	$31,564
Money market funds	140,460	123,976
Commercial paper	29,498	14,917

	$190,461	$170,457

Accounts receivable:
Accounts receivable	$84,209	$66,270
Less: Allowance for doubtful accounts	(1,470)	(1,237)
Allowance for sales returns	(6,277)	(5,293)

	$76,462	$59,740

Inventories:
Work in progress	$30,800	$26,957
Finished goods	31,742	31,472

	$62,542	$58,429

Prepaid expenses and other current assets:
Prepaid expenses	$4,556	$1,971
Other current assets	2,953	571

	$7,509	$2,542

Property, plant and equipment, net:
Building and land use right	$7,169	$7,013
Building improvements	2,420	1,909
Machinery and equipment	32,386	15,654
Furniture and fixtures	285	250
Software	2,191	1,866
Construction in progress	1,438	18

	45,889	26,710
Less: Accumulated depreciation and amortization	(10,452)	(7,368)

	$35,437	$19,342

Accrued expenses and other current liabilities:
Employee compensation	$3,569	$2,937
Third party commissions	1,696	2,555
Acquisition costs	2,095	2,095
Professional services	1,877	1,359
Noncancelable purchase commitments	4,170	—
Other	5,037	5,250

	$18,444	$14,196

Note 5 — Long-term Investments
   ImPac Technology Co., Ltd.
     In June 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company does not have the ability to exercise significant influence over ImPac’s operations and financial policies. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded equity income of $0.1 million and $0.2 million, respectively, for its portion of the net income in the three and nine months ended January 31, 2006, recorded by ImPac. For the three and nine months ended January 31, 2005, respectively, the Company recorded an equity loss of $0.1 million and $0.7 million for its portion of the net loss of Impac. During the three months ended October 31, 2005, ImPac began to provide certain management and support services to the Company. (See Note 15)
   VisEra Technologies Company, Ltd.
     In August 2005, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended VisEra Agreement”) with Taiwan Semiconductor Manufacturing Co., Ltd. (“TSMC”), VisEra Technologies Company, Ltd. (“VisEra”), and VisEra Holding Company (“VisEra Cayman”). The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to complementary metal oxide semiconductor image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands. VisEra will become a wholly-owned subsidiary of VisEra Cayman and VisEra Cayman will complete the transactions contemplated by the Amended VisEra Agreement.
     Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million, which commitments may be met or discharged in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra and VisEra Cayman. To date the Company has contributed $18.5 million to VisEra and VisEra Cayman, including $7.5 million contributed by the Company during the three months ended October 31, 2005 and an additional $9.5 million in the three months ended January 31, 2006. A minimum of an additional $6.5 million in cash and asset contributions will be made by the Company and TSMC, with the remaining $15.0 million to be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra Cayman. At a future date yet to be determined, the Company expects to contribute approximately $20.5 million of assets to the joint venture, including technology and plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed by the Company exceeds the balance of the Company’s commitment, the Company will receive cash from VisEra Cayman.
     As a result of the additional investment that the Company and TSMC made in VisEra during the quarter ending October 31, 2005, the Company’s and TSMC’s interest each increased from 25% to 43%, and consequently the Company re-evaluated its accounting for VisEra in accordance with FASB Financial Interpretation No. 46 (“FIN 46”). The Company concluded that, because “substantially all of the activities (of VisEra) either involve or are conducted on behalf of the Company” (FIN 46), the Company considers VisEra to be a variable interest entity. Since the Company is the source of virtually all of VisEra’s revenues, the Company has a decisive influence over VisEra’s profitability. Accordingly, the Company considers itself to be the primary beneficiary of the joint venture, and includes VisEra’s financial results in its consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
     All other material terms of the original Shareholders’ Agreement remain in effect. (See Notes 9 and 14)
     In January 2006, in accordance with the Amended VisEra Agreement, VisEra purchased color filter processing equipment and related assets from TSMC for an aggregate price equivalent to $16.9 million. VisEra made a $5 million down-payment on the purchase and the balance of the purchase price is included in accounts payable at January 31, 2006. In connection with the purchase, certain personnel previously employed by TSMC became employees of VisEra, and VisEra entered into a three-year lease agreement with TSMC. Under this agreement, VisEra leases from TSMC approximately 14,000 square feet of factory and office space where the assets and personnel are located. The lease rates approximate market rates. Under a related services contract, TSMC agreed to provide VisEra with certain manufacturing support services, such as mail deliver and receipt service and reception service, at prices which approximate cost. At January 31, 2006, $16.1 million of the purchase price has been classified as fixed assets, and the balance as inventory. (See Note 15)
   XinTec, Inc.
     In October 2005, pursuant to the terms of the Amended VisEra Agreement, VisEra Cayman completed the acquisition from existing shareholders of shares of XinTec, Inc. (“XinTec”) representing approximately 29.7% of the issued and outstanding shares of XinTec, a Taiwan-based supplier of chip-scale packaging services, in which the Company already held an approximate eight percent interest. The Company accounts for its investment in XinTec under the equity method. The Company’s purchases of such services are at arm’s length.
  Silicon Optronics, Inc.
     In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) to establish a joint venture in Taiwan. The purpose of the joint venture, which is called Silicon Optronics, Inc. (“SOI”), is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company has contributed approximately $2.1 million to SOI in exchange for an ownership percentage of approximately 49%. In March 2005, the Company assumed control of the board of directors of SOI and as of April 30, 2005, consolidated SOI for the first time. At April 30, 2005, SOI’s total assets were approximately $6.5 million. Prior to March 31, 2005, the Company accounted for SOI under the equity method. For the three and nine months ended January 31, 2005, respectively, the Company recorded an equity loss of $0.1 million and $0.3 million for its portion of the net loss of SOI. (See Note 10)
Note 6 — Acquisition of CDM Optics, Inc.
     In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM and CDM became a wholly-owned subsidiary. CDM is the exclusive licensee from an affiliate of the University of Colorado of a technology known as Wavefront Coding™, which significantly increases the depth of field of a photographic image. The Company expects to integrate Wavefront Coding with its existing and future image sensors. The closing consideration consisted of $10.0 million in cash and approximately 515,000 shares of OmniVision common stock, representing $10.0 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers. The Company is obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology.
     Under the terms of the agreement, upon the date of the sale of a predetermined number of revenue-producing products, or April 18, 2007, whichever came earlier, the holders of the approximate 515,000 shares had the right to put the shares to the Company at $19.42 per share; unless, prior to the exercise of the put option, the Company’s common stock closed above a price of $19.42 per share for a period of ten consecutive trading days, in which case the put right would terminate. On December 15, 2005, the Company’s common stock closed above $19.42 for the tenth consecutive day and the put right terminated.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
     CDM and the costs associated with the acquisition are included in the consolidated balance sheet at April 30, 2005. The goodwill created as a result of the acquisition arises solely from the deferred tax liability, which represents the difference between the book and tax basis of the intangibles acquired. CDM’s results of operations have been included in the Company’s consolidated financial statements commencing in fiscal 2006. (See Note 7)
Note 7 — Goodwill
     In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM at which time CDM became a wholly-owned subsidiary of OmniVision (see Note 6). Goodwill of $4.9 million represents the excess of the purchase price of CDM over the fair value of net tangible and intangible assets acquired after the provision for a deferred tax liability of $9.3 million, which represents the difference between the book and tax basis of the intangibles acquired.
Note 8 — Intangible Assets
     Intangible assets as of January 31, 2006 consist of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value
Core technology	$17,800	$2,670	$15,130
Patents and licenses	11,260	1,302	9,958
Other intangible assets	3,190	1,382	1,808
Trademarks and tradenames	1,400	210	1,190
Customer relationships	100	25	75

Intangible assets, net	$33,750	$5,589	$28,161

     Intangible assets as of April 30, 2005 consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value
Core technology	$17,800	$—	$17,800
Patents and licenses	7,260	146	7,114
Trademarks and tradenames	1,400	—	1,400
Customer relationships	100	—	100

Intangible assets, net	$26,560	$146	$26,414

     During the three and nine months ended January 31, 2006, the Company recorded $1.5 million and $4.4 million, respectively, in total amortization expense of intangible assets. During the three and nine months ended January 31, 2005, the Company had no amortization expense related to intangible assets. The total expected future amortization of these intangible assets is as follows (in thousands):

Years Ended April 30,
2006	$1,689
2007	6,758
2008	6,758
2009	6,477
2010	5,946
Thereafter	533

Total	$28,161

Note 9 — Credit Facilities of Consolidated Affiliate
     In the three months ended October 31, 2005, the Company consolidated for the first time its affiliate, VisEra, and recorded VisEra’s short-term borrowings under an unsecured $1.5 million line of credit in its consolidated balance sheet. (See Note 5) All borrowings under this facility were repaid in December 2005.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
     In addition, VisEra maintains three unsecured lines of credit with three commercial banks, which provide a total of approximately $11.4 million in available credit. All borrowings under the three lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at January 31, 2006, there were no borrowings outstanding under these facilities.
Note 10 — Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.
     Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three and nine months ended January 31, 2006, 2,250,775 and 5,304,980 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company’s common stock as reported on the Nasdaq Stock Market for the periods presented). For the three and nine months ended January 31, 2005, 2,512,300 and 5,120,050 shares of common stock, respectively, subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive.
     The Company’s earnings per share was calculated under the provisions of the Statement of Financial Accounting Standards (or “SFAS”) No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per shares computations based on the consolidated group’s holding of the subsidiary’s securities. In February 2005, SOI issued options exercisable for 1,400,000 shares of its own common stock. In the calculation of its earnings per share for the three and nine months ended January 31, 2006, the Company included the effect of SOI’s options on its consolidated earnings per share.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
     The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Numerator:
Net income	$29,636	$21,083	$66,615	$58,729

Denominator:
Weighted average shares	52,576	56,710	54,515	56,505
Weighted average unvested common stock subject to repurchase	—	—	—	(4)

Denominator for basic net income per share	52,576	56,710	54,515	56,501

Weighted average effect of dilutive securities:
Common stock options	2,971	6,747	2,128	6,051
Unvested common stock subject to repurchase	—	—	—	4

Denominator for dilutive net income per share	55,547	63,457	56,643	62,556

Basic net income per share	$0.56	$0.37	$1.22	$1.04

Diluted net income per share	$0.53	$0.33	$1.18	$0.94

Note 11 — Segment, Product Line and Geographic Information
     The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.
     Revenues from the Company’s two product lines, digital and analog image sensors, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Digital applications	$130,123	$95,415	$330,251	$258,577
Analog applications	7,160	6,418	29,846	26,499

Total	$137,283	$101,833	$360,097	$285,076

     The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and to distributors for the three and nine months ended January 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
OEMs and VARs	76.2%	79.6%	73.1%	80.8%
Distributors	23.8	20.4	26.9	19.2

Total	100.0%	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Hong Kong	$55,622	$35,119	$157,214	$117,779
Taiwan	18,716	21,822	62,406	49,897
China	28,450	14,897	62,478	46,641
Japan	23,060	25,604	45,490	38,435
South Korea	8,540	3,632	25,728	24,264
United States	2,164	256	4,584	2,702
All other	731	503	2,197	5,358

Total	$137,283	$101,833	$360,097	$285,076

     The Company’s long-lived assets are located in the following countries (in thousands):

	January 31,	April 30,
	2006	2005
Taiwan	$37,620	$8,401
China	17,233	16,640
United States	792	2,277
All other	380	352

Total	$56,025	$27,670

Note 12 — Employee Stock Option and Stock Purchase Plans
  Employee Stock Option Grants
     Options to purchase 236,000 and 1,431,919 shares of common stock were granted to employees during the three and nine months ended January 31, 2006, respectively. Options to purchase 137,000 and 3,350,550 shares of common stock were granted to employees during the three and nine months ended January 31, 2005, respectively. As of January 31, 2006, options to purchase 9,494,606 shares of common stock were outstanding.
  2000 Employee Stock Purchase Plan
     As of January 31, 2006, 1,662,025 shares had been purchased under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”).
  Fair Value Disclosures
     Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $9.65 and $12.63 during the three months ended January 31, 2006 and 2005, respectively. The per share weighted average estimated fair value for employee options granted was $7.76 and $14.89 during the nine months ended January 31, 2006 and 2005, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.
     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and nine months ended January 31, 2006 and 2005:

	Employee Stock Option Plans
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Risk-free interest rate	4.40%	3.23%	3.85%	3.05%
Expected term of options (in years)	3.5	3.5	3.5	3.5
Expected volatility	75.0%	112.8%	82.3%	125.7%
Expected dividend yield	0%	0%	0%	0%
     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2006 was $3.28 and $3.26, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2005 was $3.97 and $4.46, respectively.
     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Risk-free interest rate	4.34%	2.4%	3.82%	2.1%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	51.8%	51.7%	44.5%	70.5%
Expected dividend yield	0%	0%	0%	0%
Note 13 — Treasury Stock
     On June 21, 2005, the Company’s Board of Directors authorized the repurchase in an open market program of up to an aggregate of $100 million of the Company’s common stock. As of January 31, 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.
Note 14 — Commitments and Contingencies
  Commitments
     In December 2000, the Company formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of HWSC is $30.0 million of which the Company funded $14.7 million through April 30, 2005.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2000 and 2005
(unaudited)
In December 2005, the Company funded an additional $5.0 million for a total of $19.7 million as of January 31, 2006. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded has been extended to January 17, 2007. The $19.7 million invested through January 31, 2006 was used primarily for payment to building contractors for the construction of facilities and the purchase of equipment.
     The Company has various commitments arising from the Amended VisEra Agreement. (See Note 5)
  Litigation
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
     Beginning on June 14, 2004, various shareholder derivative complaints were filed in state and federal courts in California. The first of the complaints filed in state court was captioned Gantt v. Winn, No. 1:04-CV-021453 (Super. Ct., Santa Clara Cty.). The first of the complaints filed in federal court was captioned Torriani v. Hong, No. C-04-

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Nine Months Ended January 31, 2006 and 2005
(unaudited)
2443 CRB (N.D. Cal.). These complaints appeared to be based upon the same allegations contained in the securities class actions. All of these derivative actions were voluntarily dismissed without prejudice.
     On October 20, 2005, another purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company is named solely as a nominal defendant against whom no monetary recovery is sought. On January 20, 2006, the court granted the defendants’ motion for an order that requires the plaintiff to furnish a bond for reasonable expenses. The plaintiff must post this bond in order to proceed with his derivative action but has yet to do so.
Note 15 — Related Party Transactions
     Beginning in the three months ended October 31, 2005, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to HWSC (see Note 14). The Company compensates ImPac for the services provided on an arm’s length basis, in accordance with the Company’s policy regarding related party transactions. The agreement, which may be cancelled by either party at any time, was approved by the Company’s board of directors. During the three and nine months ended January 31, 2006, the Company paid ImPac approximately $183,000 and $299,000, respectively, as compensation for management and support services. There were no such payments in the prior year. In addition, from August 2005 to present, Tsuey-Jiuan Chen, the president of ImPac, has also acted as president of HWSC. From August 2001 to April 2003, Tsuey-Jiuan Chen served on the Company’s board of directors.
     In January 2006, in accordance with the Amended VisEra Agreement (see Note 5), VisEra, the Company’s joint venture with TSMC, purchased from TSMC color filter processing equipment and related assets for an aggregate price equivalent to $16.9 million. VisEra made a $5.0 million down-payment on the purchase and the balance of the purchase price was included in accounts payable at January 31, 2006. In connection with the purchase, certain personnel previously employed by TSMC became employees of VisEra, and VisEra entered into a three-year lease agreement with TSMC. Under this agreement, VisEra leases from TSMC approximately 14,000 square feet of factory and office space where the assets and personnel are located. The lease rates approximate market rates. Under a related services contract, TSMC agreed to provide VisEra with certain manufacturing support services, such as mail deliver and receipt service and reception service, at prices which approximate cost.

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
     In August 2004, we announced the introduction of our advanced OmniPixel™ technology. OmniPixel technology represents a global redesign that features new pixel architecture, new circuit design, new embedded algorithms, new materials and new process technology. OmniPixel technology also includes support for features such as auto-focus, zooming, panning and mechanical shutter control. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels. The 5-megapixel sensor’s new architecture is based on our OmniPixel technology. The sensor’s 2.775-micron pixels allowed us to design a 5-megapixel device with an optical format (footprint) of just 1/1.8 inches, making the new sensor small enough to meet the increasing demand for smaller, low-cost digital still cameras with high performance. In July 2005, we launched the OV9655, a newly improved 1.3-megapixel CMOS image sensor for mobile applications based on our proprietary OmniPixel technology platform. The OV9655 provides improvements in pixel performance and offers added features and higher image quality than our previous products. One key feature of the OV9655 is a liquid crystal display, or LCD, scaler, which allows handset makers to scale images to the exact size of the phone display and eliminates the need for more expensive backend digital signal processing, or DSP. The OV9655 also provides a significant increase in the signal-to-noise ratio, which enables it to perform well in low-light conditions. We believe that since late last year, 1.3-megapixel camera phones have quickly become the product of choice amongst high-volume mid-range camera phones. We now offer a complete line of sensors from VGA to 5-megapixels that use our OmniPixel technology. In October 2005, we launched the OV2640, our first product based on the second generation of our OmniPixel technology, which we call OmniPixel2™. OmniPixel2 technology includes more vibrant color, a zero- gap micro lens structure, an increased fill factor as well as significant improvements in quantum efficiency and “full well” capacity resulting in a very small but highly sensitive 2.2-micron pixel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     In February 2005, we announced the introduction of the first Smart Sensor™ image sensor, the OV810, that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. The target market for the OV810 is mass-market smart toy manufacturers.
     In April 2005, we demonstrated a new reference design for a sub-$30 automotive camera module solution that supports the OV7940, our first OmniPixel technology sensor developed specifically for the automotive market. The OV7940 is built to stringent, high-end specifications of the Automobile Electronics Council’s AEC-Q100 criteria encompassing a series of tests including preconditioning, humidity, high-temperature cycle, mechanical, optical and electrical test parameters. We have subsequently secured several design wins for the OV7940, and have begun commercial shipments of this product. In October 2005, we announced the OV7950, an enhanced sensor designed specifically for the automotive market. The OV7950 offers several improvements including a dual dynamic overlay function allowing for both a dynamic and a static visual aid layer (text or graphics) within the image. This is especially useful for reference frames and guiding systems in backup and parking assist cameras for cars and trucks.
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
     In the camera cell phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular hand-set maker determines which image sensor to design into one or more specific models. There is generally a time lag of between six and nine months between the time of a particular design win and the first shipments of the designated product.
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
     In October 2003, we and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, entered into a Shareholders’ Agreement, or the VisEra Agreement, pursuant to which we agreed with TSMC to form VisEra Technologies Company, Ltd., or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide manufacturing services and automated final testing services. In connection with the formation of VisEra, both TSMC and we entered into separate nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services and automated final testing services. Once VisEra has the capability to deliver high quality manufacturing services and automated final testing services, we are committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. Both TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services and automated final testing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.
     In August 2005, we entered into an Amended and Restated Shareholders’ Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
approximately 29.7% of the issued share capital of XinTec, Inc., or XinTec, a Taiwan-based provider of chip-scale packaging services of which we directly own approximately 8%. Approximately $2.5 million of the $18.0 million increase is designated for an additional capital injection into XinTec to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec, we now account for our investment in XinTec under the equity method.
     As a result of the additional investment that we and TSMC made in VisEra during the quarter ending October 31, 2005, our and TSMC’s interest each increased from 25% to 43%, and consequently we re-evaluated our accounting for VisEra in accordance with FASB Financial Interpretation No. 46, or FIN 46. We concluded that, because “substantially all of the activities (of VisEra) either involve or are conducted on behalf of the Company” (FIN 46), we consider VisEra to be a variable interest entity. Since we are the source of virtually all of VisEra’s revenues, we have a decisive influence over VisEra’s profitability. Accordingly, we consider ourselves to be the primary beneficiary of the joint venture, and we have included VisEra’s financial results in our consolidated financial statements.
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
     In April 2005, we completed our acquisition of privately-held CDM Optics, Inc., or CDM, and CDM became a wholly-owned subsidiary of OmniVision. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding™, which substantially increases the performance of an imaging system by increasing the depth of field and/or correcting optical aberrations within the image. In transforming the task of focusing a lens from an opto-mechanical process to one of optical encoding and signal processing, Wavefront Coding is expected to significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing our sensors. The closing consideration consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition were included in our consolidated balance sheets at April 30, 2005.
     As of January 31, 2006, we had approximately $190.5 million in cash and cash equivalents and approximately $126.5 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.
     In June 2005, our board of directors approved a proposal to use up to $100 million of our available cash to repurchase our common stock in an open-market program. During the three months ended January 31, 2006, we did not repurchase any additional shares under this program. Since inception of the program, we have repurchased a total of 5,870,000 shares at a weighted average price of $13.56 per common share for a total of $79.6 million.
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
have shipped more than 280 million image sensors, including over 105 million in the nine months ended January 31, 2006, which continues to demonstrate the capabilities of our production system, including our sources of offshore fabrication. To increase and enhance our production capabilities, we are currently working with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of their fabrication facilities, at which our products can be produced, and we have initiated partnerships with a number of vendors to enable us to have access to sufficient back-end capacity for packaging our image sensors in the various formats required by our customers.
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
     We also believe that, like the digital still camera market, camera cell phone demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of multiple products. In response to these trends we have introduced several 1.3-megapixel products based on our OmniPixel technology and are currently in or moving towards mass production with these products. We also believe that VGA resolution sensors will continue to account for a large portion of the volume shipments in handsets during 2006, and we have continued to introduce new products at this resolution. More recently, we introduced the first product based on the second generation of our OmniPixel technology which we call OmniPixel2, a 2-megapixel image sensor, the world’s first 2-megapixel sensor in a quarter-inch format.
     The digital still camera market demonstrates a continuing trend toward higher resolution products, with a growing acceptance of CMOS image sensors. We have continued to address this trend through the development and introduction of higher resolution products. In anticipation of this market trend, we developed and introduced in September 2004 our first small-scale, CMOS image sensor with five megapixels. The 5-megapixel sensor’s new architecture is based on our OmniPixel technology. In February 2005, we announced eight design wins for this product representing the first uses of a 5-megapixel CMOS image sensor to process both still and video images in mass-market consumer devices. Along with the transition to higher resolution products, we have seen increased pressure on product pricing. We believe that excess capacity on the part of CCD manufacturers continues to contribute to aggressive price reductions for both 3-megapixel and 5-megapixel products.
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
     The digital sensor market also demonstrates a trend toward slim and thin form factors. In January 2006, based on the new and improved OV7670 VGA sensor, we introduced an ultra thin VGA camera module which measures just 6 x 6 x 4.1 mm. Our design meets the current trend of slim and thin form factors in camera phones and other electronic applications. Advancing the technology introduced in our very small 1.3 megapixel sensor and 1/4-inch, 2-megapixel sensor, we have again enhanced the technology with our OV7670, which reduces the height of camera modules significantly to enable the next wave of ultra slim camera phones. In addition to addressing the continuous demand for smaller, thinner camera phones, we believe that the ultra thin module solution may also prove popular in personal computer, or PC, notebook applications where the camera module needs to be no thicker than the LCD housing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     We addressed the trend in game consoles toward interactive applications when, in December 2005, we announced that our OV7930 VGA CMOS CameraChip is featured in a video and music entertainment system from one of the largest toy makers in the world. The new toy records users with a motion camera, so they can see themselves on television as they sing along to their favorite songs. This toy, which includes a camera, wireless microphone and special effects lenses, is the first of its kind in the entertainment toy market. Our OV7930 CameraChip introduces a cost efficient, true single-chip design with high video quality.
     As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors include MagnaChip, Micron, Samsung, ST Microelectronics and Toshiba in the market for CMOS image sensors. In addition, we expect to see continued price competition in the image sensor market for camera cell phones and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products.
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
     Many of the products using our image sensors are consumer electronics goods such as camera cell phones, digital still and video cameras and cameras for toys and games that have particular seasonal cycles. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Once our image sensors are designed into a particular handset, the design rarely changes. In general, as long as the handset continues to sell, the design components do not change. The typical life of any given model of handset average nine to 12 months and some can remain in production for much longer. Additionally, with the introduction of toys and game consoles containing cameras, we continued to see strong demand for camera sensors in this market in the third quarter of fiscal 2006.
     In August 2004, we announced the introduction of our advanced OmniPixel technology. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels based on our new OmniPixel technology. In February 2005, we introduced our new Smart Sensor image sensor technology, and in October 2005 we announced the second generation of our OmniPixel technology, OmniPixel2. Certain risks are inherent in the introduction of such new products and technology. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as the unexpected back-end problems that resulted in low yields on two of our products, the first of which arose in the fourth quarter of fiscal 2005 and in the first quarter of 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     We have migrated the production of our new sensors to the 0.13 µ line width process (1 µ = 1 micron = 1 millionth of a meter), and initiated mass production volumes by the end of calendar 2005. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.
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
     For shipments to distributors under agreements allowing for returns or credits, we recognize revenue using the “sell-through” method under which we defer revenue until the distributor resells the product to its customer and notifies us in writing of such sale. Deferred income on shipments to distributors primarily represents the amount billed less the cost of inventory shipped to but not yet sold by distributors.
     For shipments to distributors under agreements allowing for returns or credits, we recognize revenue using the “sell-through” method under which we defer revenue until the distributor resells the product to its customer and notifies us in writing of such sale. Deferred income on shipments to distributors represents the amount billed less the cost of inventory shipped to but not yet sold by distributors. Accounting for revenue on the “sell-through” method requires that we obtain sales and inventory information from our distributors. As part of our internal control process, we observe our distributors’ physical counts of their inventories of our products on a regular basis.
     In order to determine whether collection is probable, we assess a number of factors, including our past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured or upon receipt of payment.
     In addition, we recognize revenue from the provision of services to a limited number of our customers by our wholly-owned subsidiary, CDM Optics, Inc. (“CDM”) and by our consolidated affiliate, VisEra. We recognize the CDM associated revenue under fixed-price, milestone-based and cost-plus contract arrangements. Fixed-price contract revenue is recorded ratably each month based on the total contract dollar amount and the contract duration. Milestone-based contract revenue is recorded upon the completion of specific objectives. Cost-plus contract revenue is recorded monthly based on actual labor and material costs plus a mark-up for indirect costs. We recognize VisEra’s revenue from third party customers when the production services provided by VisEra are complete and the product is shipped to the customer.
  Critical Accounting Policies
     For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations
     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.7	59.3	63.0	58.1

Gross profit	40.3	40.7	37.0	41.9

Operating expenses:
Research and development	7.6	6.2	8.0	6.4
Selling, general and administrative	6.7	7.0	7.0	7.6

Total operating expenses	14.3	13.2	15.0	14.0

Income from operations	26.0	27.5	22.0	27.9
Interest income, net	1.7	1.2	1.8	0.9
Other income (loss), net	0.8	0.1	0.3	(0.2)

Income before income taxes and minority interests	28.5	28.8	24.1	28.6
Provision for income taxes	5.7	8.1	4.8	8.0
Minority interest	1.2	—	0.8	—

Net income	21.6%	20.7%	18.5%	20.6%

Three Months Ended January 31, 2006 as Compared to Three Months Ended January 31, 2005
Revenues
     We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, digital still cameras, security and surveillance cameras, PC cameras and interactive video and toy cameras. Revenues for the three months ended January 31, 2006 increased by 34.8% to approximately $137.3 million from $101.8 million for the three months ended January 31, 2005. The increased revenues were due to an increase in revenues from our image-sensor products for digital applications resulting from an increase in unit sales. Strong demand from camera cell phone manufacturers had a positive impact on our revenue during the period. Revenue from Silicon Optronics, our joint venture with Powerchip Semiconductor Corporation, which was consolidated for the first time in the first quarter of fiscal 2006, represented about 3.8% of our revenue. Revenue in the quarter from the sale of previously reserved products was approximately $2.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
  Revenues from Sales of Image-Sensor products for Digital as Compared to Analog Applications
     Our image-sensor products are sold to customers who incorporate them into either digital or analog applications. Examples of digital applications that incorporate our image-sensor products are camera cell phones, digital still cameras, personal computer camera applications and interactive video and digital toy cameras. Examples of analog applications that incorporate our image-sensor products are security and surveillance cameras and analog toy cameras. We sell a large portion of our products through VARs and distributors, and often we do not know the product or end-use market addressed by the manufacturers who ultimately embed our image-sensors into their products. As a result of our sales to VARs and distributors and because our image-sensor products can be used in a wide variety of digital or analog end-products, we cannot accurately confirm the distribution of our revenues across specific end-product categories. However, we are able to confirm the distribution of our revenues by digital and analog product categories, and they are as follows (in thousands):

	Three Months Ended
	January 31,
	2006	2005
Digital applications	$130,123	$95,415
Analog applications	7,160	6,418

Total	$137,283	$101,833

     Digital Revenues. Revenues from sales of image-sensor products for digital applications increased by 36.4% to approximately $130.1 million for the three months ended January 31, 2006 from $95.4 million for the three months ended January 31, 2005. Revenues from sales of image-sensor products for digital applications represented 94.8% and 93.7% of revenues for the three months ended January 31, 2006 and 2005, respectively. The year-over-year increase in revenues from sales of image-sensor products for digital applications for the three months ended January 31, 2006 was primarily due to an increase of approximately 15.6 million, or 65.4%, in unit sales resulting from increased demand for image-sensor products used in camera cell phone and digital still camera applications. We believe that demand in the camera cell phone market during the three months ended January 31, 2006 continued to reflect a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality in handsets as consumers upgrade their cell phones. Our image-sensor products face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors. This competition has resulted in rapid technological change, evolving standards, reductions in product selling prices and rapid product obsolescence. As a result of this highly competitive environment, we expect that average selling prices for digital image-sensor products will decline in the future, which could negatively impact our gross margins.
     Analog Revenues. Revenues from sales of image-sensor products for analog applications increased 11.6% to approximately $7.2 million in the three months ended January 31, 2006 from $6.4 million for the three months ended January 31, 2005 and represented 5.2% and 6.3% of our revenues in the three months ended January 31, 2006 and 2005, respectively. For the three months ended January 31, 2006, the increase in revenues from sales of image-sensor products for analog applications was primarily due to an increase of approximately 0.9 million, or 68.6%, in unit sales, partially offset by a decline in the average selling price during the period. Sales of analog image-sensor products benefited from strong demand from the security and surveillance category. We expect that average selling prices for analog image-sensor products will decline in the future, which could negatively impact our gross margins.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
  Revenues from Sales to OEMs and VARs as Compared to Distributors
     We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended January 31, 2006 and 2005:

	Three Months Ended
	January 31,
	2006	2005
OEMs and VARs	76.2%	79.6%
Distributors	23.8	20.4

Total	100.0%	100.0%

     OEMs and VARs. In the three months ended January 31, 2006, two customers accounted for approximately 16.8% and 16.0% of our revenues, respectively. In the three months ended January 31, 2005, two customers accounted for approximately 24.1% and 19.6% of our revenues, respectively. No other OEM or VAR customer accounted for 10% or more of our revenues during any of these periods.
     Distributors. In the three months ended January 31, 2006, one distributor customer accounted for approximately 10.2% of our revenues. In the three months ended January 31, 2005, one distributor customer accounted for approximately 11.5% of our revenues. No other distributor accounted for 10% or more of our revenues during either of these periods.
  Revenues from Domestic Sales as Compared to Foreign Sales
     The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2006 and 2005:

	Three Months Ended
	January 31,
	2006	2005
Domestic sales	1.6%	0.3%
Foreign sales	98.4	99.7

Total	100.0%	100.0%

     We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing the production of consumer electronics products to Asian manufacturers and facilities and to the increasing markets in Asia for consumer products. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution into end-user markets of sales of our products which incorporate our image sensors.
Gross Profit
     Our gross margin in the three months ended January 31, 2006 was 40.3%, down from the 40.7% we reported in the three months ended January 31, 2005. The principal cause of the year-over-year decline in our gross margin was a decline in our average selling prices, offset, in part, by a more favorable product mix and by reductions in our production costs.
     Revenue from sales of previously reserved products in the three months ended January 31, 2006 was $2.2 million compared to $3.5 million in the prior year period. In the current year quarter we recorded a provision for excess and obsolete inventory totaling $5.2 million as compared to $2.4 million in the prior year quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     In the three months ended January 31, 2006, we consolidated the results of SOI, whereas in the prior year period we accounted for SOI under the equity method. Consolidating SOI reduced our gross margin by approximately 70 basis points in the three months ended January 31, 2006; however, because SOI’s operating expense ratio is lower than ours, SOI’s operating margins are comparable to ours and did not have a material impact on our consolidated operating margins.
     The 40.3% gross margin we reported in the three months ended January 31, 2006 rose from the 36.1% we reported in the quarter ended October 31, 2005. The sequential increase in gross margin was principally due to a favorable product sales mix and to improved production yields.
Research and Development
     Research and development expenses consist primarily of compensation and personnel related expenses, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of purchased intangibles with finite lives and computer aided design software. Because we accrue the non-recurring engineering costs associated with each new product design when we release the design to the foundry, and the number of new designs can fluctuate from period to period, research and development expense may fluctuate significantly from period to period. Research and development expenses for the three months ended January 31, 2006 increased to approximately $10.5 million from approximately $6.3 million for the three months ended January 31, 2005. As a percentage of revenues, research and development expenses for the three months ended January 31, 2006 and 2005 represented 7.6% and 6.2%, respectively.
     The increase in research and development expenses of approximately $4.2 million for the three months ended January 31, 2006 from the similar period in the prior year resulted primarily from a $1.4 million increase in amortization expenses of acquired intangible assets primarily associated with the acquisition of CDM, a $1.2 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $0.9 million increase in non-recurring engineering expenses related to new product development and a $0.6 million increase in engineering supplies, patent prosecution and outside services, all of which are required to improve our current product line and support new product introductions. The increase in non-recurring engineering expenses is primarily due to an increase in the number of new designs we released to our foundry partners. Given the rapid changes in applicable technologies, and the requirement to develop new and more advanced products on a timely basis, we expect research and development expenses to increase in future quarters.
Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives, insurance, accounting and legal expenses. Selling, general and administrative expenses for the three months ended January 31, 2006 increased to approximately $9.2 million from $7.1 million for the three months ended January 31, 2005. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2006 and 2005 represented 6.7% and 7.0%, respectively.
     The increase in selling, general and administrative expenses of approximately $2.1 million for the three months ended January 31, 2006 from the corresponding period in the prior year resulted primarily from: a $1.6 million increase in salary and payroll-related expenses, a $0.5 million increase in outside services, a $0.2 million increase in travel expenses, a $0.2 million increase in commissions associated with increased revenues, and a $0.1 million increase in provisions for bad debt reflecting the increase in accounts receivable. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, system.
Interest Income, Net
     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market funds, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase. Interest income increased for the three months ended January 31, 2006 from the corresponding period in the prior year to approximately $2.3 million from $1.2 million. Increased interest

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
income for the three months ended January 31, 2006 resulted from increased investments in interest-bearing accounts and higher interest rates than in the prior year period.
Other Income (Loss), Net
     Other income (loss), net, for the three months ended January 31, 2006 was income of $1.2 million on a net basis and included our portion of the net income recorded by ImPac and XinTec, two companies in which we hold a minority interest, and which we accounted for in the three months ended January 31, 2006 under the equity method. (See “Note 5 — Long-term Investments” of the Notes to Condensed Consolidated Financial Statements.) Other income (loss), net, for the three months ended January 31, 2005 was income of $44,000 and consisted of our portion of the losses recorded by ImPac and SOI, and which we accounted for under the equity method, partially offset by $0.1 million in other income. In the prior year period, we accounted for XinTec under the cost method.
Provision for Income Taxes
     We generated approximately $39.1 million and $29.3 million in income before income taxes for the three months ended January 31, 2006 and 2005, respectively. We recorded provisions for income taxes for the three months ended January 31, 2006 and 2005 of approximately $7.8 million and $8.2 million, respectively. For the three months ended January 31, 2006 and 2005, our effective tax rates were 20% and 28%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because of certain tax credits and earnings in low tax jurisdictions. The lower effective tax rate for fiscal 2006 as compared to fiscal 2005 is principally due to changes we made in certain of our business operations outside the United States. Achieving an effective tax rate in fiscal 2006 that is less than the combined federal and state statutory rates is principally contingent upon the proportion of our total pre-tax income that is generated outside the United States.
Minority Interest
     Minority interest for the three months ended January 31, 2006 was $1.7 million. There was no minority interest in the prior year. Approximately $0.7 million represents the 51% interest that we do not own in the net income of SOI, which we included in our consolidated operating results for the first time beginning in the three months ended July 31, 2005. Approximately $1.0 million represents the 54% interest that we do not own in the net income of VisEra, which we included in our consolidated operating results for the first time beginning in the three months ended October 31, 2005.
Nine Months Ended January 31, 2006 as Compared to Nine Months Ended January 31, 2005
Revenues
     Revenues for the nine months ended January 31, 2006 increased by 26.3% to approximately $360.1 million from $285.1 million for the nine months ended January 31, 2005. Revenue growth was driven primarily by demand from camera cell phone manufacturers. The increased revenues were due to an increase in revenues from our image-sensor products for digital applications, primarily cell phones, resulting from increases in unit sales, partially offset by a decrease in average selling prices.
  Revenues from Sales of Image-Sensor products for Digital as Compared to Analog Applications
     The distribution of our revenues by digital and analog product categories for the nine months ended January 31, 2006 and 2005 (in thousands) are as follows:

	Nine Months Ended
	January 31,
	2006	2005
Digital applications	$330,251	$258,577
Analog applications	29,846	26,499

Total	$360,097	$285,076

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     Digital Revenues. Revenues from sales of image-sensor products for digital applications increased 27.7% to approximately $330.3 million for the nine months ended January 31, 2006 from $258.6 million for the nine months ended January 31, 2005. Revenues from sales of image-sensor products for digital applications represented 91.7% and 90.7% of revenues for the nine months ended January 31, 2006 and 2005, respectively. We believe that demand in the camera cell phone market during the nine months ended January 31, 2006 continued to reflect a continuing shift toward higher resolutions and increased requirements from service providers to include camera functionality in handsets as consumers upgrade their cell phones. The year-over-year increase in revenues from sales of image-sensor products for digital applications for the nine months ended January 31, 2006 was primarily due to an increase of approximately 35.9 million, or 57.1%, in unit sales resulting from increased demand for image-sensor products used in camera cell phone and digital still camera applications. Our image-sensor products face competition from a number of sources, including companies that sell CCD image sensors, as well as other companies that sell CMOS image sensors.
     Analog Revenues. Revenues from sales of image-sensor products for analog applications increased 12.6% to approximately $29.8 million in the nine months ended January 31, 2006 from $26.5 million for the nine months ended January 31, 2005 and represented 8.3% and 9.3% of our revenues in the nine months ended January 31, 2006 and 2005, respectively. For the nine months ended January 31, 2006, the increase in revenues from sales of image-sensor products for analog applications was primarily due to an increase of approximately 2.9 million, or 63.0%, in unit sales, partially offset by a decline in the average selling price during the period. Sales of image-sensor products for analog applications benefited from strong demand from the security and surveillance category.
  Revenues from Sales to OEMs and VARs as Compared to Distributors
     We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the nine months ended January 31, 2006 and 2005:

	Nine Months Ended
	January 31,
	2006	2005
OEMs and VARs	73.1%	80.8%
Distributors	26.9	19.2

Total	100.0%	100.0%

     OEMs and VARs. In the nine months ended January 31, 2006, two customers accounted for approximately 16.2% and 12.6% of our revenues, respectively. In the nine months ended January 31, 2005, three customers accounted for approximately 19.6%, 11.2% and 10.5% of our revenues, respectively. No other OEM or VAR customer accounted for 10% or more of revenues during any of these periods.
     Distributors. In the nine months ended January 31, 2006, one distributor customer accounted for 13.5% of our revenues. In the nine months ended January 31, 2005, one distributor customer accounted for 10.7% of our revenues. No other distributor accounted for 10% or more of our revenues during either of these periods.
  Revenues from Domestic Sales as Compared to Foreign Sales
     The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2006 and 2005:

	Nine Months Ended
	January 31,
	2006	2005
Domestic sales	1.3%	0.9%
Foreign sales	98.7	99.1

Total	100.0%	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing the production of consumer electronics products to Asian-Pacific manufacturers and facilities and to the increasing markets in Asia for consumer products. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of our products which incorporate our image sensors.
Gross Profit
     Our gross margin in the nine months ended January 31, 2006 was 37.0%, down from the 41.9% we reported for the nine months ended January 31, 2005. The principal cause of the year-over-year decline in our gross margin was a decline in our average selling prices offset, in part, by a more favorable product mix and by reductions in our production costs.
     Revenue from sales of previously reserved products in the nine months ended January 31, 2006 was $9.0 million compared to $9.4 million in the prior year period. In the current year we recorded a provision for excess and obsolete inventory totaling $8.5 million as compared to $10.6 million in the prior year. In the prior year period, our gross profit also benefited from a $1.4 million reduction in cost of goods sold as the result of the settlement of litigation.
     In the nine months ended January 31, 2006, we consolidated the results of SOI, whereas in the prior year period we accounted for SOI under the equity method. Consolidating SOI reduced our gross margin by approximately 60 basis points in the nine months ended January 31, 2006; however, because SOI’s operating expense ratio is lower than ours, SOI’s operating margins are comparable to ours and do not have a material impact on our consolidated operating margins.
Research and Development
     Research and development expenses for the nine months ended January 31, 2006 increased to approximately $28.9 million from $18.2 million for the nine months ended January 31, 2005. As a percentage of revenues, research and development expenses for the nine months ended January 31, 2006 and 2005 represented 8.0% and 6.4%, respectively.
     The increase in research and development expenses of approximately $10.7 million for the nine months ended January 31, 2006 from the corresponding period in the prior year resulted primarily from a $4.1 million increase in amortization expenses of acquired intangible assets primarily associated with the acquisition of CDM, a $3.4 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $1.4 million increase in non-recurring engineering expenses related to new product development, a $1.2 million increase in engineering supplies, patent prosecution and outside service expenses, and all of which are required to improve our current product line and support new product introductions.
Selling, General and Administrative
     Selling, general and administrative expenses for the nine months ended January 31, 2006 increased to approximately $25.1 million from $21.8 million for the nine months ended January 31, 2005. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2006 and 2005 represented 7.0% and 7.6%, respectively.
     The increase in selling, general and administrative expenses of approximately $3.3 million for the nine months ended January 31, 2006 from the corresponding period in the prior year resulted primarily from: a $3.7 million increase in salary and payroll-related expenses; a $0.6 million increase in facility and office expenses, a $0.5 million increase in our provision for bad debts, a $0.5 million increase in travel expenses and a $0.4 million increase in outside service expenses. These increases were partially offset by a $1.5 million decrease in legal and accounting expenses due principally to the absence of the expenses incurred in the prior year for the investigation into our financial statements for the first three quarters of fiscal 2004, a $0.9 million reduction in stock compensation charges and a $0.7 million reduction in distributor and sales representative commissions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Interest Income, Net
     For the nine months ended January 31, 2006, interest income increased from the corresponding period in the prior year to approximately $6.3 million from $2.7 million. Increased interest income for the nine months ended January 31, 2006 resulted from higher interest rates than in the similar period in the preceding year.
Other Income (Loss), Net
     Other income (loss), net, for the nine months ended January 31, 2006 was income of $1.3 million and included our portion of the net income recorded by ImPac and XinTec, two companies in which we hold a minority interest. We accounted for Impac in the nine months ended January 31, 2006 under the equity method of accounting. We accounted for XinTec in the three months ended July 31, 2005 under the cost method and under the equity method beginning in the three months ended October 31, 2005. Other income (loss), net, for the nine months ended January 31, 2005 was a loss of $0.6 million and consisted of our portion of the losses recorded by ImPac and SOI, and which we accounted for under the equity method, partially offset by $0.1 million in other income.
Provision for Income Taxes
     We generated approximately $86.7 million and $81.6 million in income before income taxes for the nine months ended January 31, 2006 and 2005, respectively. We recorded provisions for income taxes for the nine months ended January 31, 2006 and 2005 of approximately $17.3 million and $22.8 million, respectively. For the nine months ended January 31, 2006 and 2005, our effective tax rates were 20% and 28%, respectively. These rates are less than the combined federal, foreign and state statutory rate of approximately 40% principally because of certain tax credits and earnings in low tax jurisdictions. The lower effective tax rate for fiscal 2006 as compared to fiscal 2005 is principally due to changes we made in certain of our business operations outside the United States at the beginning of the current fiscal year.
Minority interests
     Minority interest for the nine months ended January 31, 2006 totaled $2.8 million. There were no minority interests in the corresponding prior year period. Approximately $1.6 million represents the 51% interest that we do not own in the net income of our joint venture, SOI, and $1.2 million represents the 54% interest that we do not own in the net income of our joint venture, VisEra.
Liquidity and Capital Resources
     Our principal source of liquidity at January 31, 2006 consisted of cash, cash equivalents and short-term investments of $317.0 million, including cash held by our newly consolidated affiliate, VisEra.
  Liquidity
     Our working capital decreased by approximately $7.3 million to $335.5 million as of January 31, 2006 from $342.8 million as of April 30, 2005. The decrease was primarily attributable to: a $27.6 million increase in accounts payable primarily resulting from increased inventory purchases; a $14.1 million increase in accrued income taxes payable; a $9.3 million increase in deferred income and a $4.2 million increase in accrued expenses and other current liabilities. These decreases in working capital were partially offset by: a $20.0 million increase in cash and cash equivalents; a $16.7 million increase in accounts receivable, net; a $5.0 million increase in prepaid expenses and other current assets; a $4.1 million increase in inventories and a $2.2 million increase in short-term investments. Accounts receivable rose due to the increase in our revenues during the three and nine months ended January 31, 2006. Inventories were increased in anticipation of increased sales.
     As of January 31, 2006, as a result of an accounting interpretation which was published on March 2, 2006, we revised the classification of our holdings of variable rate demand notes. The new interpretation draws a distinction between variable rate demand notes where the notes are liquidated prior to final maturity by putting them to the original issuer, in which case they are classified as cash, and cases where they are liquidated prior to final maturity by putting them to a third-party remarketer in which case they are classified as short-term securities. The

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
variable rate demand notes that we held at January 31, 2006 were all of the latter variety, and accordingly are classified as short-term investments for all periods presented.
     In the three months ended October 31, 2005, we consolidated for the first time our affiliate, VisEra. VisEra maintains three unsecured lines of credit with three commercial banks and one unsecured line of credit with a financial institution, which together provide a total of approximately $12.9 million in available credit. All borrowings under the four lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At January 31, 2006, there were no borrowings outstanding under these facilities.
  Cash Flows from Operating Activities
     For the nine months ended January 31, 2006, net cash provided by operating activities totaled approximately $92.5 million as compared to $99.8 million for the corresponding period in the prior year, primarily due to: net income of approximately $66.6 million for the nine months ended January 31, 2006; a $14.4 million increase in accounts payable; a $13.8 million increase in accrued income taxes payable; a $9.3 million increase in deferred income and a $3.7 million increase in accrued expenses and other current liabilities. These increases were partially offset by: a $16.6 million increase in accounts receivable, net; a $5.0 million increase in prepaid expenses and other current assets and a $4.2 million increase in inventories. The $16.6 million increase in accounts receivable, net, reflects the higher level of revenues during the nine months ended January 31, 2006, as days of sales outstanding as of January 31, 2006 decreased slightly to 51 days from 52 days as of April 30, 2005. The $4.2 million increase in inventories was driven by our 12 to 14 week production cycle and reflects our increased sales activity. Inventory turns increased to 5.2 as of January 31, 2006 from 4.5 as of April 30, 2005. Our accrued income taxes payable increased as a consequence of our income before taxes, partially offset by a reduction in our effective tax rate for the nine months ended January 31, 2006.
     For the nine months ended January 31, 2005, net cash provided by operating activities totaled approximately $99.8 million, primarily due to net income of approximately $58.7 million for the nine months ended January 31, 2005, a $43.1 million increase in accounts payable, a $21.5 million increase in accrued income taxes payable, a $1.3 million increase in accrued expenses and other current liabilities and a $0.8 million decrease in accounts receivable, net, partially offset by a $28.1 million increase in inventories, a $1.5 million decrease in deferred income and a $1.2 million increase in prepaid expenses and other assets. The $28.1 million increase in inventories was attributable to our expansion of work-in-process inventories late in the quarter in anticipation of increased future sales of our new OmniPixel products. The increase is driven by our 12 to 14 week production cycle and reflects our anticipated increase in sales activity during and following the fourth quarter of fiscal 2005. Inventory turns decreased to 3.6 as of January 31, 2005 from 6.1 as of April 30, 2004. Accounts payable increased with the increased inventory in the three months ended January 31, 2005. Our accrued taxes increased as a consequence of our increased income before taxes, partially offset by a reduction in our effective tax rate for the nine months ended January 31, 2005. Accrued liabilities increased primarily due to an increase in commissions payable due to the increase in sales during the nine months ended January 31, 2005.
   Cash Flows From Investing Activities
     For the nine months ended January 31, 2006, our cash used in investing activities was approximately $11.1 million as compared to $29.6 million in cash used in investing activities for the corresponding prior year period, due to: $11.8 million in purchases of long-term investments; $6.8 million in purchases of property, plant and equipment; $4.0 million in purchase of intangible property and $2.3 million in net purchases of short-term investments. These uses were partially offset by $13.8 million in proceeds from the consolidation of VisEra, net of cash payments. For the nine months ended January 31, 2005, our cash used in investing activities was approximately $29.6 million due to: $25.8 million in net purchases of short-term investments; $2.1 million in purchases of long-term investments; $1.5 million in purchases of intangible property and $1.3 million in purchases of property, plant and equipment, partially offset by a $1.1 million reduction in restricted cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
   Cash Flows From Financing Activities
     For the nine months ended January 31, 2006, net cash used in financing activities totaled approximately $62.0 million as compared to net cash provided by financing activities of $3.3 million for the corresponding period in the prior year. This change was primarily due to the $79.6 million we spent for the repurchase of shares of our common stock in the nine months ended January 31, 2006. Cash used in financing activities was partially offset by; a $9.5 million cash contribution by one of our minority interest shareholders and $8.0 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan. For the nine months ended January 31, 2005, net cash provided by financing activities totaled approximately $3.3 million and resulted from proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan.
   Capital Resources
     In December 2000, we formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of our products in China. A total of $19.7 million of the $30.0 million of HWSC’s registered capital, as required by Chinese law, had been funded as of January 31, 2006 from our available working capital. In December 2005, we funded an additional $5.0 million of HWSC’s registered capital. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded is now January 17, 2007. We expect to fund the capital commitment to HWSC and to our joint ventures with TSMC from our available working capital.
     We currently expect that our available cash, cash equivalents and short-term investments, together with cash that we anticipate we will generate from business operations, will be sufficient to satisfy our foreseeable working capital requirements.
     In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock. As of January 31, 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.
     Our ability to generate cash from operations is subject to substantial risks described below under the caption “Factors Affecting Future Results.” We encourage you to review these risks carefully.
Contractual Obligations and Commercial Commitments
     The following summarizes our contractual obligations and commercial commitments as of January 31, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

			Less than			After
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$15,813		$6,373	$9,100	$340	$—
Noncancelable orders	72,936		72,936	—	—	—

Total contractual obligations	88,749		79,309	9,100	340	—

Other Commercial Commitments:
Investment in China	10,300	[1]	10,300	—	—	—
Joint Venture with TSMC	6,500	[2]	—	6,500	—	—

Total commercial commitments	16,800		10,300	6,500	—	—

Total contractual obligations and commercial commitments	$105,549		$89,609	$15,600	$340	$—

[1]	Represents the remaining $10.3 million of registered capital for our subsidiary, HWSC. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our image-sensor products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded is now January 17, 2007.

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

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra and VisEra Cayman. To date we have contributed $18.5 million to VisEra and VisEra Cayman. A minimum of an additional $6.5 million in cash and asset contributions will be made by each of the parties, with the remaining $15.0 million to be made by additional investors, additional contributions by the parties, or a combination thereof, provided that the parties have and will maintain equal interests in VisEra Cayman. At a future date yet to be determined, the Company expects to contribute approximately $20.5 million of assets to the joint venture, including technology, plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman.

Pursuant to the terms of the Amended VisEra Agreement, VisEra Cayman used approximately $11.8 million of the $18.0 million increase in the total capital commitment for the acquisition of approximately 29.7% of the issued shares of XinTec, of which we own separately and directly approximately 8%. In accordance with the provisions of FIN 46, we consolidated the results of VisEra beginning in the fiscal quarter ended October 31, 2005. See Note 5 in our consolidated financial statements.

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
     Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Avago (formerly part of Agilent), Cypress, ESS, Kodak, MagnaChip, Micron, Matsushita, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt and Pixelplus. Competition with these and other companies may force us to reduce our prices. For instance, we have seen increased competition in both the markets for VGA products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability.
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
     Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. In August 2004, we announced the introduction of our new OmniPixel technology. The first product based on the new technology was a 3-megapixel sensor. In September 2004, we introduced our first 1.3-megapixel sensor based on the OmniPixel technology and our first small-scale, CMOS image sensor with five megapixels based on the OmniPixel technology. In February 2005, we announced the introduction of the first new Smart Sensor image sensor that is capable of storing and subsequently identifying unique images for applications such as character recognition and facial recognition. In October 2005, we launched our first product based on the second generation of OmniPixel technology, which we call OmniPixel2. We plan to introduce several additional image sensor products in calendar 2006. The development, introduction and market acceptance of products such as these are critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. For example, in the fourth quarter of fiscal 2005, and again in the first quarter of fiscal 2006, the back-end yields on two of our advanced products were significantly below where we planned, and our gross margins were adversely impacted. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including:
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
     Sales to the camera cell phone market account for a large portion of our revenues from digital applications. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold through distributors and VARs, we believe that the camera cell phone market accounted for approximately 75% of our revenues in fiscal 2005 and approximately 70% of our revenue in the nine months ended January 31, 2006. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during the remainder of fiscal 2006. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, the digital image sensor market for camera cell phones is also relatively concentrated and the top six producers of these products account for more than 75% of annual sales. If we fail to continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The image sensor market for camera cell phones is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If sales to the camera cell phone market do not increase, our results of operations, business and prospects would be materially adversely affected.
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
Declines in our average selling prices may result in declines in our revenues and gross margins.
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
     If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both of our design technology and the particular foundry’s manufacturing process technology. Certain risks are inherent in the introduction of such new products and technology. Low yields may result from design errors or manufacturing failures in new or existing products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly we perform final testing of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as the application of color filters and micro-lenses, dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our gross margins and/or our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business. For example, due to lower back-end yields on two of our products, our gross margins for the fiscal quarters ended April 30 and July 31, 2005 were lower than anticipated. These back-end yield issues also adversely impacted our gross margins in the three months ended July 31, 2005 and October 31, 2005.
If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.
     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions about forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell to other customers at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, the demand for our image-sensor products for use in PC cameras decreased significantly and one of our significant OEM customers unexpectedly canceled its purchase orders. Recently, our customers have increasingly pushed to have us fill orders quickly. This results in a smaller backlog of orders and requires us to more accurately predict customer demand because we have to make commitments to have products manufactured before we receive firm purchase orders from our customers. If we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to

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
     In addition, the market price of our common stock may be adversely affected if certain of these new markets do not emerge or develop as expected. Securities analysts may already factor revenue from such new markets into their future estimates of our financial performance and should such markets not develop as expected by such securities analysts the trading price of our common stock could be adversely affected.
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
     We expect that as we develop new products to meet technological advances and new and changing industry and customer demands, our color filter application and ceramic, plastic and chip-scale packaging requirements will also evolve. Our ability to continue to profitably deliver products that meet customer demand is dependent upon our ability to obtain third party services that meet these new requirements on a cost-effective basis. We have historically relied exclusively on third parties, and more recently, on one of our joint ventures, to provide these services. There

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
     Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the nine months ended January 31, 2006, two OEM customers accounted for approximately 16.2% and 12.6% of our revenues, respectively, and one distributor customer accounted for 13.5% of our revenues. In the nine months ended January 31, 2005, three customers accounted for approximately 19.6%, 11.2% and 10.5% of our revenues, respectively, and one distributor customer accounted for 10.7% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.
Our customers experience fluctuating product cycles and seasonality, which could cause our results of operations to fluctuate from period to period.
     Many of the products using our image sensors, such as digital still cameras, camera cell phones and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. These seasonal demand patterns could, in turn, cause our results of operations to fluctuate from period to period. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. For example, we currently anticipate that our revenues in the fourth quarter of fiscal 2006 ending April 30, 2006 will be lower than the third quarter of fiscal 2006 as a result of this seasonality. If we fail to predict accurately and respond appropriately on a timely basis to meet seasonal fluctuations, or if there is any disruption of consumer buying habits during these key periods, our business and operating results would be harmed.
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
     Our quarterly operating results have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:
•	the mix of our product sales;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
•	our ability to accurately forecast demand for our products;

•	our ability to achieve acceptable wafer manufacturing or back-end processing yields;

•	our gain or loss of a large customer;

•	competitive pricing pressures;

•	our ability to manage our product transitions;

•	the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products;

•	the growth of the market for products and applications using CMOS image sensors;

•	the timing and size of orders from our customers;

•	the volume of our product returns;

•	the seasonal nature of customer demand for our products;

•	the deferral of customer orders in anticipation of new products, product designs or enhancements;

•	the announcement and introduction of products and technologies by our competitors; and

•	the level of our operating expenses.
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
indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill or amortizable intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2006, our goodwill and amortizable intangible assets totaled approximately $33.1 million.
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
     As our business expands and grows, ongoing compliance with Section 404 provisions of the Sarbanes-Oxley Act of 2002 and maintenance of effective internal controls will require that we hire additional qualified finance and accounting personnel. Because other businesses face similar challenges, there is significant competition for such personnel, and there can be no assurance that we will be able to attract and/or retain suitably qualified employees.
Corporate governance regulations have recently increased our compliance costs and could further increase our expenses if changes occur within our business.
     Changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, have imposed new requirements on us and on our officers, directors, attorneys and independent registered public accounting firm. In order to comply with these new rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses in the fiscal year ended April 30, 2005 and in recent quarters. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.

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
We may experience integration or other problems with potential future acquisitions, which could have an adverse effect on our business or results of operations. New acquisitions could dilute the interests of existing stockholders, and the announcement of new acquisitions could result in a decline in the price of our common stock.
     In April 2005, we acquired all the outstanding securities of CDM Optics, Inc., or CDM, and CDM became a wholly-owned subsidiary of our company. We may in the future make other acquisitions of, or investments in, businesses that offer products, services and technologies that we believe would complement our products, including CMOS image sensor manufacturers. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. In addition, any future acquisition or substantial investment could present numerous risks, including:
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
     In connection with any future acquisition, we delivered and may be required to deliver additional consideration in the form of cash and shares of our common stock. We expect that any future acquisitions could include consideration to be paid in cash, shares of our common stock or a combination of cash and our common stock. If and when consideration for a transaction is paid in common stock, it will result in dilution to our existing stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
We may never achieve the anticipated benefits from our joint venture with TSMC.
     In October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. In August 2005, we amended and restated our agreement with TSMC in part to enable VisEra to acquire approximately 30% of XinTec, a supplier of chip-scale packaging services in which we originally invested in April 2003 and in which we directly hold an approximate eight percent interest. As a result of the Amended VisEra Agreement, we were required to consolidate the results of VisEra beginning in our fiscal quarter ended October 31, 2005. Any loss that VisEra incurs will negatively impact our reported earnings. We expect that VisEra will eventually be able to provide us with a committed supply of high quality manufacturing services and automated final testing services at competitive prices. However, there are significant legal, governmental and relationship risks to developing VisEra, and we cannot ensure that we will receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services or automated testing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the formation of VisEra provides us with an additional source for certain manufacturing services. This may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services.
We may not achieve the anticipated benefits of our alliances with, and strategic investments in, third parties.
     We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a chip scale packaging service company, and in June 2003 we completed an investment in ImPac. In October 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further approximately 30% of the issued and outstanding shares of XinTec.
     In May 2004, we entered into an agreement with PSC under which we established SOI, a joint venture as a company incorporated under the laws of Taiwan, and we contributed $2.1 million in exchange for an ownership percentage of approximately 49%. On April 30, 2005, after we appointed a majority of the board of directors, we consolidated SOI for the first time. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products.
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
Changes in our relationships with our joint ventures and/or companies in which we hold less than a majority interest could change the way we account for such interests in the future.
     As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold a minority interest in two companies from which we purchase certain manufacturing services. Under the applicable provisions of current generally accepted accounting principles in the United States of America, including FIN 46, we currently consolidate the financial statements and results of operations of both joint ventures into our consolidated financial statements and results of operations, and record the equity interests that we do not own as minority interests. For certain of our other investments, accounted for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or equity method investees could change. Such potential future changes could result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.
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
     For example, our failure to effectively manage our inventory levels could result either in excess inventories, which could adversely affect our gross margins and operating results, or lead to an inability to fill customer orders, which would result in lower sales and could harm our relationships with existing and potential customers.
     We must also manage multiple relationships with customers, business partners and other third parties, such as our foundries and process and assembly vendors. Moreover, our growth may significantly overburden our management and financial systems and other resources. We may not make adequate allowances for the costs and risks associated with our expansion. In addition, our systems, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to capitalize on potential market opportunities. Our future operating results will also depend, in part, on our ability to expand sales and marketing, research and development, accounting, finance and administrative support.
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
     In common with all multinational companies, we are subject to tax in multiple jurisdictions. The tax authorities in any given jurisdiction may seek to increase the taxes being collected by, for example, asserting that the transfer prices we charge between related entities are either too high or too low depending on which side of the transaction they are looking at. Although we believe we have provided sufficient taxes for all prior periods, adjustments could be proposed that would, in some cases, result in liabilities in excess of such provisions.
Our sales through distributors increase the complexity of our business, which may increase our operating costs and may reduce our ability to forecast revenues.
     During fiscal 2005, approximately 21% of our sales were made through distributors. For the nine months ended January 31, 2006, approximately 27% of our sales were made through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:
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
     Sales outside of the United States accounted for substantially all of our revenues for fiscal 2005 and for the nine months ended January 31, 2006. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:
•	longer payment cycles;

•	the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

•	decreased visibility as to future demand;

•	difficulties in accounts receivable collections; and

•	burdens of complying with a wide variety of foreign laws and labor practices.
     Sales of our products have to date been denominated exclusively in U.S. dollars. Over the last several years, the U.S. dollar has weakened against most other currencies. Future increases in the value of the U.S. dollar, if any, would increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. A portion of our international revenues may be denominated in foreign currencies in the future, which would subject us to risks associated with fluctuations in foreign exchange rates.
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
$176.00, subject to adjustment. The exercise of the rights could have the effect of delaying, deferring or preventing a change of control of our company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock.
Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, that may prevent our stockholders from selling our common stock at a profit.
     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through September 6, 2005, the trading price of our common stock has ranged from a high of $33.39 per share to a low of $1.26 per share. The closing sales price of our common stock on March 9, 2006 was $24.56 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
Recent Accounting Pronouncements
     On December 16, 2004, Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments, or SBPs, to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. As required by SFAS No. 123(R), as amended by the Securities and Exchange Commission in April 2005, we plan to adopt SFAS No. 123(R) in our fiscal quarter ending July 31, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Beginning in the first quarter of fiscal 2007, we will adopt the provisions of SFAS No. 123(R). Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We will recognize SBP compensation expense for awards issued after May 1, 2006 on a straight-line basis over the vesting period of the award. For awards issued prior to May 1, 2006, we will recognize SBP compensation expense based on FASB Interpretation 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25,” which provides for accelerated expensing. We are currently assessing the impact of adopting SFAS 123(R) and expect the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
impact upon adoption in fiscal year 2007 to be significant to our reported results of operations. The exact impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs to that model.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.
     In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and we do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.
     In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.
     In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At January 31, 2006, we had no unrealized investment losses that had not been recognized as other-than-temporary impairments in our available-for-sale securities. We do not anticipate that the implementation of these statements will have a significant impact on our financial position or results of operations.

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
Quantitative and Qualitative Discussion of Market Interest Rate Risk
     Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase, with the exception of auction rate securities and variable demand rate notes, which have a final maturity date of up to thirty years, but whose interest rate is reset at regular intervals. Due to the short maturities of our investments, the carrying value generally approximates fair market values. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, our disclosure controls and procedures were effective as of January 31, 2006.
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
     On October 20, 2005, another purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. We are named solely as a nominal defendant against whom no monetary recovery is sought. On January 20, 2006, the court granted the defendants’ motion for an order that requires the plaintiff to furnish a bond for reasonable expenses. The plaintiff must post this bond in order to proceed with his derivative action but has yet to do so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 21, 2005, our Board of Directors authorized the repurchase in an open market program of up to an aggregate of $100 million of our common stock. Repurchases under the open market program were authorized for a twelve-month period ending June 21, 2006. We did not make any purchases of our common stock in the three months ended January 31, 2006. See the section entitled “Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for further information on this program.
ITEM 5. OTHER INFORMATION
     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to discuss the non-audit services approved by our audit committee to be performed by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of PwC for certain non-audit services in the nine months ended January 31, 2006, including the performance of certain tax-related services.
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

Dated: March 13, 2006

By:	/s/ Shaw Hong

Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 13, 2006

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