Form 10-K
period 2006-04-30
OMNIVISION TECHNOLOGIES INC
filed 2006-07-14
CIK 1106851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006

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
Common Stock, $0.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of October 31, 2005, the last business day of Registrant’s most recently completed second fiscal quarter, there were 52,203,831 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the Nasdaq National Market on October 31, 2005) was approximately $604,945,785. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of July 10, 2006, 54,480,941 shares of common stock of the Registrant were outstanding, exclusive of 5,870,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2006 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED APRIL 30, 2006

PART I
ITEM 1. BUSINESS
          The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding the expansion of our testing capabilities, future trends and opportunities in certain markets, the penetration of new mass-market applications, our future position as a leader in our industry, the development and introduction of new products, the development of proprietary intellectual property, the establishment of partnerships with other companies, the extent of future sales outside of the United States, the increase of competition in our industry, the continued importance of the camera cell phone market to our business, the continued reduction of average selling prices of our products, the quarterly variation in customers’ orders, the extent of certain future expenses, our effective tax rate for fiscal 2007, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 15 of this Annual Report and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.
          OmniVision is a registered trademark of OmniVision Technologies, Inc. CameraChip, OmniPixel, OmniPixel2, OmniQSP, VarioPixel and VarioPixel2 are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of CDM Optics, Inc.
Corporate Information
          OmniVision Technologies, Inc., a Delaware corporation, was incorporated in May 1995 in California, and reincorporated in Delaware in March 2000. Our executive offices are located at 1341 Orleans Drive, Sunnyvale, California 94089-1136 and our telephone number is (408) 542-3000. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, or the SEC. Information about our company is available on the Internet at www.ovt.com. The information in, or that can be accessed through, our website is not part of this report.
Overview
          We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices which we refer to as CameraChip™ image sensors, capture images electronically and are used in a number of consumer and commercial mass-market products. Our CameraChips image sensors use the complementary metal oxide semiconductor, or CMOS, fabrication process. Our CameraChip image sensors are predominantly single-chip CMOS solutions that integrate a number of distinct functions including image capturing, image processing, color processing and signal conversion and create fully processed images or video streams. The resulting image or video stream can be displayed either on digital equipment, such as a computer, or on analog equipment, such as a television. Manufacturers of products such as camera cell phones can use our CameraChip image sensors without the need to dedicate additional development resources for image sensor functionality or integration. We believe that our highly integrated CameraChip image sensors enable camera device manufacturers to build high quality camera products such as camera cell phones that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using traditional charge-coupled devices, or CCDs.

          We market image-sensor products to customers who incorporate them in either digital or analog mass-market products. Digital mass-market products that currently incorporate our image-sensor products include camera cell phones, digital still and video cameras, personal computer camera applications and interactive video and digital toy cameras. Analog products that currently incorporate our image-sensor products include security and surveillance products and analog toy cameras, automotive products and medical imaging devices.
          We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we recently organized our marketing efforts into two separate departments, each headed by a Vice President. The Mainstream Products department addresses the camera cell phone and digital still camera, or DSC, markets, and the Advanced Products department addresses the security and surveillance, toys and games, personal computers, interactive video, automotive and medical markets.
          Since our inception, we have shipped over 300 million image sensors for use in a wide variety of consumer and commercial applications, including approximately 155 million in fiscal 2006.
          We currently outsource the wafer fabrication and packaging of our image-sensor products. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.
          We currently perform the final testing of the majority of our products ourselves. During fiscal 2004 and early fiscal 2005, we relocated a substantial portion of our automated image testing equipment from the United States to China. We expect to expand our testing capabilities with additional automated testing equipment, which will also be located in China.
     Products and Technology
          In August 2004, we announced the introduction of our advanced OmniPixel™ technology. OmniPixel technology represented a global redesign that featured new pixel architecture, new circuit design, new embedded algorithms, new materials and new process technology. OmniPixel technology also includes support for features such as auto-focus, zooming, panning and mechanical shutter control.
          In September 2005, we announced the introduction of our advanced OmniPixel2 architecture. This architecture, which is based on a 2.2µ x 2.2µ pixel and uses a 0.13µ process geometry (1µ = 1 micron = 1 millionth of a meter), is less than half the size of the OmniPixel architecture introduced in 2004, but with improved performance. With the OmniPixel2 architecture, we have significantly improved sensor performance in three key areas. The improved fill-factor and zero-gap micro-lens structure increase the sensor’s ability to capture light, and its improved quantum efficiency improves its dynamic range, its ability to adapt to large and rapid changes in light levels.
          In October 2005, we announced the OV2640 sensor, our first product on the OmniPixel2 architecture and the world’s first 2-megapixel sensor on a 1/4 inch form factor. In addition to the features of the OmniPixel2 architecture, the OV2640 sensor also incorporates an advanced image signal processor called the OmniQSP™ system which provides high-grade picture processing and features traditionally found only in digital still cameras. In July 2006, we announced that the OV2640 sensor was in volume production.
          In October 2005, we also announced the OV7950, an enhanced sensor designed specifically for the automotive market. The OV7950 offers several improvements including a dual dynamic overlay function allowing for both a dynamic and a static visual aid layer (text or graphics) within the image. This is especially useful for reference frames and guiding systems in backup and parking assist cameras for cars and trucks.
          In April 2006, we also unveiled our second-generation, 5-megapixel camera chip. The OV5620 offers a small form-factor, 5-megapixel CMOS camera that we believe surpasses CCD sensors in performance. Furthermore, we believe the OV5620’s advanced high-definition, or HD, video modes with vivid colors make this CameraChip image sensor especially attractive for next generation DSCs and hybrid cameras, which take both still and video pictures.

          In April 2005, we completed the acquisition of privately held CDM Optics, Inc., or CDM. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding™ technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing OmniVision sensors. Because the image is always in focus, Wavefront Coding technology also eliminates the time-delay inherent in conventional auto or manually focused camera systems.
     Joint Venture with TSMC
          In October 2003, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, and we entered into a Shareholders’ Agreement, or the VisEra Agreement, pursuant to which we agreed with TSMC to form VisEra Technologies Company, Ltd., or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide manufacturing services and automated final testing services. In connection with the formation of VisEra, both TSMC and we entered into separate nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services and automated final testing services. The VisEra Agreement also provided that once VisEra had acquired the capability to deliver high quality manufacturing services and automated final testing services, we would be committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. Both TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services and automated final testing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.
          In August 2005, we entered into an Amended and Restated Shareholders’ Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from existing shareholders of approximately 29.6% of the issued share capital of XinTec, Inc., or XinTec, a Taiwan-based provider of chip-scale packaging services of which we directly own approximately 7.8%. In fiscal 2006, VisEra invested an additional $0.5 million in XinTec as their portion of an additional capital injection to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec, we now account for our investment in XinTec under the equity method.
          As a result of the additional investment that TSMC and we made in VisEra during the quarter ended October 31, 2005, TSMC’s and our interest each increased from 25% to 43%, and consequently we re-evaluated our accounting for VisEra in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. We concluded that, as a result of our step acquisition of VisEra and because substantially all of the activities of VisEra either involve or are conducted on our behalf, VisEra is a variable interest entity. Since we are the source of virtually all of VisEra’s revenues, we have a decisive influence over VisEra’s profitability. Accordingly, we consider ourselves to be the primary beneficiary of the joint venture, and we now include VisEra’s financial results in our consolidated financial statements. In the quarter ended January 2006, we increased our interest in VisEra from 43% to 46% through purchases of unissued shares. In January 2006, pursuant to the Amended VisEra Agreement, VisEra purchased from TSMC the equipment used for applying color filers and micro-lenses to wafers, and VisEra is now providing the related processing services that we previously purchased from TSMC.
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
          In recent years, advances in semiconductor manufacturing processes and design techniques have led to improvements in CMOS image sensor performance and image quality, resulting in smaller circuits and better current control, making it possible to design CMOS image sensors that provide high image quality. As a result, CMOS image sensors have become a compelling alternative to CCDs for a wide range of uses, particularly in consumer photography and new camera market segments, such as camera-equipped cell phones, security and surveillance systems, toys and interactive video game consoles, laptop computers, and automotive applications, where high image quality, low power consumption, small size and low cost are important considerations.
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
     Market Opportunity
          Demand for CMOS image sensors for use in cell phones continued to account for a substantial portion of our revenue in fiscal 2006. Other applications and markets that we are currently serving or that are developing include security and surveillance, toys and interactive video game consoles, embedded applications for personal computers, automotive and medical. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.
Our Solution
          We specifically design our highly integrated CameraChip image sensors to be cost efficient and to provide high image quality. By integrating a number of distinct functions onto a single CMOS chip, including image capturing, image processing, color processing, signal conversion and output of images for either digital or analog equipment, our CameraChip image sensors offer camera device manufacturers a number of benefits, including:
          High Image Quality and Resolution. We have developed a number of proprietary methods for enhancing image quality by increasing our CameraChip image sensors’ sensitivity to light and significantly improving their signal to noise ratio. These methods allow us to reduce the size of each individual pixel and thereby increase the number of pixels in a given sensor. The result is a portfolio of several high resolution CameraChip image sensors currently ranging up to a 5-megapixel product. In addition, we are able to produce CameraChip image sensors at lower resolutions with smaller pixel arrays, which serves to reduce the overall cost of the CameraChip image sensor and its supporting components, such as lenses.
          Lower Cost. The highly integrated design of our CameraChip image sensor enables our customers to build cameras that are generally less expensive than those using CCD technology. This cost saving is driven, in large part, by the fact that we have been able to achieve a high level of functionality in a single chip, as opposed to our competitors’ solutions of requiring additional components or chips to achieve the same level of functionality. Our integrated solution reduces the number of parts subject to failure and thus increases the reliability of our image sensors.
          Smaller Size and Lower Power Consumption. Our highly integrated solution enables our customers to develop cameras that are smaller in size and use less power than cameras based on CCD technology. For portable applications such as cell phones, size and power consumption are critical design considerations for device manufacturers. Our CameraChip image sensors integrate the image capture and signal processing circuitry on a single chip, often eliminating the requirement for a separate digital signal processor, or DSP, thus consuming less board space in the device and enabling our customers to reduce the overall size of their products or to integrate additional functions. In addition, because CCDs have a higher component count, they typically have lower battery performance. We believe that the size and power characteristics of our CameraChip image sensors will enable us to penetrate new mass-market applications as device manufacturers take advantage of their ability to integrate complete camera functionality in their products without sacrificing other key functions or performance.
          Accelerated Time to Market. The highly integrated nature of our CameraChip image sensor simplifies the design of cameras and allows our customers to shorten their product design cycles. This provides our cell phone industry and consumer electronics customers with critical competitive advantages, as time to market is typically a major determinant of product success and longevity. We also work closely with our customers to accelerate product development cycles by providing camera reference designs, engineering design review services and customer product evaluation, testing and debugging services. In addition, we have designed our manufacturing and production processes to allow us to quickly ramp production volumes to meet increased customer demand, which is particularly important in the high volume markets in which we participate.
          Streamlined Manufacturing and Production. Our CameraChip image sensors are well suited for production using relatively simple, low cost and large-scale manufacturing techniques. In general, competing CCDs must be individually calibrated to match companion components in order to maximize image quality due to the inconsistency of the image output from one image sensor to the next. Since our CameraChip image sensors yield consistent quality, our customers typically do not need to dedicate specialized resources for functional testing, thereby significantly streamlining their manufacturing process.
          Ease of Use. Our single chip CMOS design outputs video in industry standard formats directly from the chip. These formats include the National Television System Committee, or NTSC, format and/or the Phase Alternating Line, or PAL, format for analog video and, for digital video, a standard signal color encoding system known as YUV. As a result, our CameraChip image sensors can be quickly and easily integrated into products targeted at numerous mass-markets. This is especially important in markets such as in cell phones, PCs and PDAs, where video-imaging expertise has not been fully developed. Competing solutions from CCD manufacturers require that camera device manufacturers dedicate internal development resources to image processing and away from core product design.
Strategy
          Our goal is to produce the image sensors of choice for all available end-use markets.
          Maintain and Extend Technology Leadership. We intend to maintain and extend our position as a leader in CMOS image sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the sensor and the signal processor into a single chip, often eliminating the requirement for a separate DSP. As a result, our CameraChip image sensors offer camera device manufacturers advantages in terms of size, power consumption, cost and ease of design. In addition, we have successfully migrated full volume production from 0.80µ, 0.60µ, 0.50µ, 0.45µ and 0.25µ to 0.18µ process geometries, which enables us to increase the resolution of our image sensors while decreasing overall chip size. We have now begun volume production using the 0.13µ process geometry, and are developing products using still narrower geometries. We have successfully developed sensor technology from 100,000 pixels to 5-megapixels, underscoring our ability to deliver a wide range of solutions to address changing market demands. We are committed to continue increasing image quality and to reducing the overall size of the CameraChip image sensor’s array.
          Leverage Expertise Across Multiple Mass-Market Applications. We intend to continue to focus on developing our CameraChip image sensors for multiple mass-market applications. To date we have shipped over 300 million CameraChip image sensors. As camera functionality becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain end-markets to expand into emerging mass-market applications for our CameraChip image sensors. For example, we used our pixel size reduction expertise in high resolution digital still camera markets to develop high resolution CameraChip image sensors for cell phone applications. Other markets and applications we are focusing on include security and surveillance, toys and interactive video game consoles, embedded applications for personal computers, automotive and medical.
          Further Develop Close Customer Relationships. We intend to enhance our customer relationships by continuing to collaborate with our customers on the design and specification of their products. We work with customers during various stages of their product development cycles, including strategic decision-making, new product design and replacement design to help them develop a logical technology migration path and to ensure that our products meet their future design needs. By working closely with our customers, we believe we can better anticipate their future design needs and increase the likelihood that they will incorporate our CameraChip image sensors into their products.
          Continue to Develop Our Proprietary Technology to Maintain Competitive Advantage. We intend to continue to develop proprietary intellectual property to maintain our competitive advantage. For instance, we developed a proprietary testing process that enables us to achieve increased yields with relatively low capital expenditures. We have developed a variety of proprietary technologies that expand the utility of our CameraChip solutions. For example, our VarioPixel™ technology enables us to enhance the low light video capabilities of our high resolution CameraChip image sensors by manipulating multiple pixels to act as a single pixel in order to improve the chip’s overall performance. Camera chips that incorporate this technology can provide significantly improved low light performance at video resolutions, giving consumers improved liquid crystal display, or LCD, preview capabilities and enhanced video capture. In addition, we have produced CameraChip image sensors capable of generating useable data in both low light and bright light conditions simultaneously. This high dynamic range technology enables the use of CameraChip image sensors in demanding environments such as in automotive and security applications. Our commitment to enhancing our proprietary technology is reflected in our acquisition of CDM and its Wavefront Coding technology.
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

Products
          Our main products, image-sensing devices we refer to by the name CameraChip image sensors, are used to capture images electronically and are used in a number of consumer and commercial mass-market applications. Our products have a variety of features, including:
Product Features

CMOS CameraChip image sensors	Black and white or color

Resolutions	Low resolution
Medium resolution
High resolution

Output signal	Analog for television, digital for computers and other digital devices

Operating voltage	5 volt, 3 volt, 2.7 volt or 1.8 volt

Optical lens/array size	1/18, 1/7, 1/6, 1/5, 1/4, 1/3 or 1/2 inch format

Interface chips	For connecting to computers and other devices

Software drivers:

• Standard operating systems	Windows, Linux and Mac OS

• Embedded systems	Symbian, Palm OS, Windows Embedded and Windows CE
          We provide companion chips used to connect our CameraChip image sensors to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to personal computers and other industry standard interfaces. In addition, we provide companion chips that perform compression in standardized still photo and digital video formats.
          We also design and develop standard software drivers for Microsoft Windows, Linux and Mac OS, as well as for embedded operating systems such as Windows Embedded, Windows CE, Symbian and Palm OS. These software drivers accept the image data being received from the USB, provide data decompression, if required, and manage interface protocols with the camera. These drivers have been designed for speed and flexibility and allow easy customization of the user interface. We do not record any revenue from this software, which we provide to our customers as an element of customer support.
Customers
          We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2006, we shipped approximately 155 million CameraChip image sensors, as compared to approximately 92 million CameraChip image sensors in fiscal 2005.
          In fiscal 2006, we derived approximately 68.9% of our revenues from OEMs and VARs. Two OEM customers accounted for 14.6% and 11.6% of our fiscal 2006 revenues. No other OEM and VAR customers accounted for 10% or more of our fiscal 2006 revenues.
          In fiscal 2006, we derived approximately 31.1% of our revenues from distributors. One distributor accounted for approximately 13.7% of our fiscal 2006 revenue. No other distributor accounted for 10% or more of our fiscal 2006 revenues.
Sales and Marketing
          We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2006, our sales and marketing organization had a total of 137 full-time employees. We also have nine independent distributors, eight of which are located outside the United States. Sales outside of the United States represented approximately

99% of revenues in fiscal 2004, fiscal 2005 and fiscal 2006. We expect that sales outside of the United States will continue to account for virtually all of our revenues and in certain markets, it is more cost-effective for us to sell through distributors who often have more sales coverage than we do and assume responsibility for logistics, collections, product returns and customer support. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our CameraChip solutions.
Product Design
     Mixed Analog/Digital Circuit and CMOS Image Sensor Design
          We have the in-house expertise to design complex analog and digital semiconductor circuits. This in-house expertise enables us to process video data in both analog and digital domains, which has allowed us to optimize each aspect of analog and digital chip design. Analog processing works directly with the original image signals without the loss of data that typically occurs in conversion to digital processing. Analog circuits require considerably less space, which means we can design smaller chips that have more functions but that still produce far less noise than is typically generated by the heat and cross talk found in digital circuits. Analog processing is the key for integrating all of the functions on a single chip, thereby taking advantage of the benefits of CMOS technology. We have also developed in-house expertise in the mixing of analog and digital signals in the same semiconductor design without suffering the common problems of interference from noise caused by heat or crosstalk. Our in-house semiconductor design engineers are skilled in the design of high speed, low power, mixed analog/digital image sensors with advanced pixel cell structures. We use advanced design techniques to develop high-speed, highly integrated semiconductors which can be fabricated using standard CMOS processes. The result has been a combination of improved image quality coupled with a reduction in unwanted electrical noise.
     Advanced Image Processing
          With our acquisition of CDM and its patented Wavefront Coding technology, we significantly expanded our proprietary technology. Wavefront Coding technology combines optics and electronics to significantly increase the depth of field of an image without changing the aperture of or reducing the amount of light reaching the lens and can eliminate the need for a mechanical auto-focus system. Wavefront Coding technology changes the phase of light as it traverses a specialized element in the lens and deliberately blurs all points in any image to an identical degree. Powerful algorithms then remove the system-dependent image blur to produce a sharp and clear image from the intermediate coded image.
     Single Chip Semiconductor Design
          Our CameraChip image sensor integrates the functions of image capture, image processing, color processing, signal conversion and output for either television or computers. To best support standard analog television equipment, our analog CameraChip image sensors output a standard NTSC signal, which is the standard video format adopted by broadcasters in North America and parts of Asia, and/or PAL, which is the standard video format adopted by broadcasters in Europe, South America and Japan, such that no additional chips are required to output the image directly to a television. In most cases, a camera requires simply our image sensor chip, supporting power circuitry and a lens.
          To best support standard digital video equipment, our digital CameraChip image sensors output a standard video signal color encoding system known as YUV, as well as unprocessed image data known as raw red, green, blue, or RGB. YUV is an uncompressed, fully processed video format used by standard video and computer equipment such as personal computers and digital still cameras. Raw RGB is the unprocessed color image data that is output directly from the sensor array and converted into a digital format. Since we fully process and enhance our video images in an analog state and then format and convert them to digital YUV as the last step in our process, we can significantly reduce the need for digital circuitry in our design. As a result, our CameraChip image sensors can easily be integrated into digital imaging products such as still cameras and camera equipped mobile phones without the need for supporting chips. If the raw digital data is needed from our CameraChip image sensor, we can also supply this unformatted, unprocessed information.
Research and Development
          The internal structure of our CMOS CameraChip image sensors has been designed in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that can rapidly be modified or used in new product developments. As a result, circuit improvements are designed to transfer readily to other CameraChip products to help reduce total development time and cost for new products. As of April 30, 2006, we had a total of 238 full-time employees in research and development. Research, development and related expenses for fiscal 2004, 2005 and 2006 were approximately, $15.6 million $25.5 million and $40.6 million, respectively.
Intellectual Property
          Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip image sensors. As of April 30, 2006, we have been issued 58 United States patents which expire between October 2015 and February 2025. We have also received 68 foreign patents which expire between October 2015 and February 2025. As of April 30, 2006, we have 84 additional United States patent applications pending, of which six have been allowed, and we have filed 202 foreign patent applications, of which one has been allowed.
          From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business. It is possible that companies might pursue litigation with respect to any claims such companies purport to have against us. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringed technology, pay substantial damages under applicable law, including treble damages if we are held to have willfully infringed, cease the manufacture, use and sale of infringing products or expend significant resources to develop non-infringing technology, even if we ultimately prevail. Litigation frequently involves substantial expenditures and can require significant management attention.
Manufacturing
     Wafer Fabrication
          Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing for CameraChip image sensors to Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip Semiconductor Corp., or PSC. Our CameraChip image sensors are currently fabricated using a standard process at 0.13µ, 0.18µ, 0.25µ, 0.50µ and 0.60µ. In addition, TSMC and Semiconductor Manufacturing International Corporation, or SMIC, fabricate our companion DSP chips.
     Color Filter Application
          A majority of our fiscal 2006 CameraChip image sensor sales were color CameraChip image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixel in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel.
     Wafer Probe Testing
          Wafers that are designated for chip-on-board packaging require an additional step in the production process called wafer probe testing. We outsource the testing of these wafers to Winstek Semiconductor Corp., or Winstek.
     Assembly
          After wafer fabrication, color filter application if required, and micro-lens application, the wafers are diced into chips, which are then assembled into packages, with the exception of chip-scale packaging, in which case the wafers are packaged first and then diced. Our products are designed to use standard packaging that is widely used for optical sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. For our higher-priced product lines, we rely on Advanced Semiconductor Engineering, or ASE, Kyocera and ImPac Technology Co., Ltd., or ImPac, an investee company, for substantially all of our ceramic chip packaging. We rely on ImPac for our plastic chip packaging, which is generally used in our lower-priced product lines, and on XinTec, another investee company for substantially all of our chip scale packaging, which is generally used in our product lines designed for the smallest form factor applications.

     Final Testing
          High volume product final testing is a critical element of the production of CameraChip image sensors and is a substantial barrier to entry for potential competitors. Production final testing instruments designed for conventional CMOS devices are not sufficient for testing image sensors, because an optical image must be captured and checked in addition to checking the standard logic and electrical functions.
          We have designed our own automated final test equipment using readily available modules and components. These testers are PC-based and have automated handling capability, a lighting and lens system, a changeable image source and automated output sorting by grade. The system is programmable so that testing criteria and methodology can be changed easily to accommodate new products or special testing requests. We believe our cost to build a system is substantially less than that of commercially available testers. We can expand our production capability by building additional systems at low cost.
          We use the reports from our final testing instruments to identify failures, to assess root causes and take corrective actions. Since CameraChip image sensors are optical products, exposure to impurities is a major concern during the color filter application and packaging processes. We use test data to establish yield goals at each step of the manufacturing process and to take appropriate remedial action.
          Currently, substantially all of our final testing is performed at our facility in China, although some newer products are tested at our facility in the United States. We expect to expand final testing capabilities with additional automated testing equipment, which will also be located in China.
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
Competition
          We operate in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competition both comes from CMOS and CCD image sensor manufacturers:
•	CMOS Image Sensor Manufacturers. Image sensor manufacturers using CMOS technology include a number of well established companies such as Avago, Canon, Cypress, ESS, Fujitsu, Kodak, MagnaChip, Micron, Matsushita, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt and Pixelplus.

•	CCD Image Sensor Manufacturers. Image sensor manufacturers using CCD technology include a number of well-established companies, particularly vertically integrated camcorder and high-resolution digital still camera manufacturers. Our main competition from CCD manufacturers comes from Fuji, Matsushita, NEC, Sharp, Sony, Sanyo and Toshiba.
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
Backlog
          Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2006 and 2005, our backlog was approximately $134.5 million and $60.3 million, respectively. The increase in our backlog reflects the fact that with product in relatively short supply as compared to a year ago, customers need to place purchase orders farther in advance of shipments than they did in the prior period. Our current backlog is subject to changes in delivery schedules, and may not necessarily be an indication of future revenue.
Employees
          As of April 30, 2006 we had a total of 1,644 full-time employees, 231 located in the U.S. and 1,413 located in China, Finland, Hong Kong, Japan, Singapore, South Korea, Taiwan and the United Kingdom. Most of the increase from the prior year occurred in China and Taiwan to staff our expanded test, color filter and research facilities. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.
Financial Information About Geographic Areas
          For information about revenue and long-lived assets by geographic region/country, see “Note 16 — Segment, Product Line and Geographic Information” in Part II, Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.
Executive Officers and Directors of the Registrant
          The following persons are our executive officers and directors as of the date of this report:

Name	Age	Position
Shaw Hong	68	Chief Executive Officer, President and Director
Raymond Wu	51	Executive Vice President and Director
Peter V. Leigh	61	Vice President of Finance and Chief Financial Officer
Xinping He	43	Senior Vice President of Engineering
Y. Vicky Chou	43	Vice President of Legal and General Counsel
Dr. John T. Yue	59	Vice President of Quality and Reliability
Joseph Jeng	57	Director
Dwight Steffensen	62	Director
Dr. Andrew Wang	69	Director
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

ITEM 1A. RISK FACTORS
          This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.
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
          Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Avago, Cypress, ESS, Kodak, MagnaChip, Micron, Matsushita, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt and Pixelplus. Competition with these and other companies may force us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability.
          Our competitors may acquire or enter into strategic or commercial agreements or arrangements with foundries or providers of color filter processing, assembly or packaging services. These strategic arrangements between our competitors and third party service providers could involve preferential or exclusive arrangements for our competitors. Such strategic alliances could impair our ability to secure sufficient capacity from foundries and service providers to meet our demand for wafer manufacturing, color filter processing, assembly or packaging services, adversely affecting our ability to meet customer demand for our products. In addition, competitors may enter into exclusive relationships with distributors, which could reduce available distribution channels for our products and impair our ability to sell our products and grow our business. Further, some of our customers could also become developers of image sensors, and this could potentially adversely affect our results of operations, business and prospects.
Sales of our image-sensor products for camera cell phones account for a large portion of our revenues from digital applications on an annual basis, and any decline in sales to the camera cell phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.
          Sales to the camera cell phone market account for a large portion of our revenues from digital applications. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold through distributors and VARs, we believe that the camera cell phone market accounted for approximately 75% and 70% of our revenues in fiscal 2005 and fiscal 2006, respectively. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during fiscal 2007 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for camera cell phones is also relatively concentrated and the top six producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The camera cell phone image sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If sales to the camera cell phone market do not increase, our results of operations, business and prospects would be materially adversely affected.
Our future success depends on the timely development, introduction, marketing and selling of new CMOS image sensors, which we might not be able to achieve.
          Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. For example, in the fourth quarter of fiscal 2005, and again in the first quarter of fiscal 2006, the back-end yields on two of our advanced products were significantly below where we planned, and our gross margins were adversely impacted. As our products integrate new and more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including:
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
          Unlike some of our larger competitors, we do not own or operate a semiconductor fabrication facility. Instead, we rely on TSMC, PSC and other subcontract foundries to produce all of our wafers. Historically, we have relied on TSMC to provide us with a substantial majority of our wafers. As a part of our joint venture agreement with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.
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
          If TSMC or any of our other foundries were unable to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also be developers of image sensor products and if one or more of our other foundries were to decide not to fabricate our companion DSP chips for competitive or other reasons, we would have to identify and qualify other sources for these products.
We rely on a joint venture company for color filter application and on third party service providers for packaging services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.
          We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering Inc., or ASE, ImPac, and Kyocera for substantially all of our ceramic chip packages. We also rely on ImPac, our equity investee, for our plastic chip packages. We rely on XinTec, another investee company, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We do not have long-term agreements with any of these service providers and typically obtain services on a purchase order basis. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.
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
          We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our average selling prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. If we cannot reduce manufacturing costs to compensate, reductions in our selling prices will cause a decline in our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have increased and intend to continue to increase our research, development and related expenses to continue the development of new image sensor products in fiscal years 2007 and 2008 that can be sold at higher selling prices and/or manufactured at lower cost. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to reduce manufacturing costs, our financial results could be adversely affected.
Changes in accounting rules for stock-based compensation will adversely affect our reported operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.
          Since our founding, we have used employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require that, beginning in the first quarter of fiscal 2007, the quarter ending July 31, 2006, we measure compensation costs for all stock-based compensation (including stock options) at fair value and recognize these costs as expenses in our consolidated statements of income. The recognition of these expenses in our statements of income will have a negative affect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.
Problems with wafer manufacturing and/or back-end processing yields could result in higher product costs and could impair our ability to meet customer demand for our products.
          If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both of our design technology and the particular foundry’s manufacturing process technology. Certain risks are inherent in the introduction of such new products and technology. Low yields may result from design errors or manufacturing failures in new or existing products. During the early stages of production, production yields for new products are typically lower than those of established products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly, we perform final testing of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as the application of color filters and micro-lenses, dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our gross margins and/or our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business. For example, lower back-end yields on two of our products adversely impacted our gross margins for the fiscal quarters ended April 30, 2005, July 31, 2005 and October 31, 2005.
If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.
          Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions about forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell to other customers at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, major demand for our image-sensor products for use in PC cameras decreased significantly and one of our OEM customers unexpectedly canceled its purchase orders. We are required to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. If we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. The length of our production cycle required that we increase work-in-process inventory during the second quarter of fiscal 2006 in anticipation of increased sales activity during and following the third quarter of fiscal 2006. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.
We depend on the increased acceptance of mass-market image sensor applications to grow our business and increase our revenues.
          Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for camera cell phones, digital still and video cameras, commercial and security and surveillance applications and toys and games, including interactive video games. Our ability to sustain and grow our business also depends on the continued development of new markets for our products such as cameras for embedded applications for personal computers, automotive applications and medical imaging devices. If these current and new markets do not grow and develop as anticipated, we may be unable to sustain or grow the sales of our products.
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
          Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. If we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2006, two OEM customers accounted for approximately 14.6% and 11.6% of our revenues. In fiscal 2006, one distributor accounted for approximately 13.7% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.
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
          Our quarterly operating results have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:
•	the volume and mix of our product sales;

•	competitive pricing pressures;

•	our ability to accurately forecast demand for our products;

•	our ability to achieve acceptable wafer manufacturing or back-end processing yields;

•	our gain or loss of a large customer;

•	our ability to manage our product transitions;

•	the availability of production capacities at the semiconductor foundries that manufacture our products or components of our products;

•	the growth of the market for products and applications using CMOS image sensors;

•	the timing and size of orders from our customers;

•	the volume of our product returns;

•	the seasonal nature of customer demand for our products;

•	the deferral of customer orders in anticipation of new products, product designs or enhancements;

•	the announcement and introduction of products and technologies by our competitors; and

•	the level of our operating expenses.
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
          All of these factors are difficult to forecast and could result in fluctuations in our quarterly operating results. Our operating results in a given quarter could be substantially less than anticipated, and, if we fail to meet market analysts’ expectations, a substantial decline in our stock price could result. Fluctuations in our quarterly operating results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance.
We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.
          Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill or amortizable intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2006, our goodwill and amortizable intangible assets totaled approximately $31.1 million.
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
          We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, we restated our financial statements for the first, second and third quarters of fiscal 2004. The restatements arose out of an internal review which was initiated in response to issues raised by an employee. We notified the Audit Committee of our board of directors of the issues raised, and the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. As a result of the internal review and the independent investigation, management and the Audit Committee determined that certain errors had occurred which principally affected the timing of revenue recognition for certain sales. The independent investigation concluded that there was no evidence of wrongdoing in connection with these errors, but, nevertheless, to correct these errors, we did restate our financial results for the first three quarters of fiscal 2004. If these or similar types of issues were to arise with respect to our internal controls in future periods, they could impair our ability to produce accurate and timely financial reports.
          As our business expands, ongoing compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and maintenance of effective internal controls will require that we hire additional qualified finance and accounting personnel. Because other businesses face similar challenges, there is significant competition for such personnel, and there can be no assurance that we will be able to attract and/or retain suitably qualified employees.
Corporate governance regulations have recently increased our compliance costs and could further increase our expenses if changes occur within our business.
          Changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, have imposed new requirements on us and on our officers, directors, attorneys and independent registered public accounting firm. In order to comply with these new rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses in fiscal 2005 and fiscal 2006 as compared to prior fiscal years. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.
There are risks associated with our operations in China.
          In December 2000, we established Hua Wei Semiconductor (Shanghai) Co. Ltd., or HWSC, as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products, and relocated our automated image testing equipment from the United States to China. In addition, we also expect to expand testing capabilities with additional automated testing equipment, which will also be located in China. However, there are significant administrative, legal and governmental risks to operating in China that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:
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
          We may in the future make other acquisitions of, or investments in, businesses that offer products, services and technologies that we believe would complement our products, including CMOS image sensor manufacturers. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. In addition, any future acquisition or substantial investment could present numerous risks, including:
•	difficulty in realizing the potential technological benefits of the transaction;

•	difficulty in integrating the technology, operations or work force of the acquired business with our existing business;

•	unanticipated expenses related to technology integration;

•	disruption of our ongoing business;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	possible impairment of relationships with employees, customers, suppliers and strategic partners as a result of integration of new businesses and management personnel;

•	reductions in our future operating results from amortization of intangible assets

•	impairment of resulting goodwill; and

•	potential unknown or unexpected liabilities associated with acquired businesses.
          We expect that any future acquisitions could include consideration to be paid in cash, shares of our common stock or a combination of cash and our common stock. If and when consideration for a transaction is paid in common stock, it will result in dilution to our existing stockholders.
We may never achieve the anticipated benefits from our joint venture with TSMC.
          In October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. In August 2005, we amended and restated our agreement with TSMC in part to enable VisEra to acquire approximately 30% of XinTec, a supplier of chip-scale packaging services in which we originally invested in April 2003 and in which we directly hold an approximate eight percent interest. As a result of our step acquisition of VisEra, and in accordance with the provisions of FIN 46, we consolidated the results of VisEra beginning in our fiscal quarter ended October 31, 2005. Any loss that VisEra incurs will negatively impact our reported earnings. In January 2006, VisEra acquired certain color filter processing equipment from TSMC and assumed direct responsibility for providing the color filer processing services that had previously been provided by TSMC. We expect that VisEra will be able to provide us with a committed supply of high quality manufacturing services at competitive prices and automated final testing services. However, there are significant legal, governmental and relationship risks to developing VisEra, and we cannot ensure that we will receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services or automated testing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the existence of VisEra may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services.
We may not achieve the anticipated benefits of our alliances with, and strategic investments in, third parties.
          We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a chip scale packaging service company, and in June 2003 we made an investment in ImPac, a plastic packaging service company. In October 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further approximately 30% of the issued and outstanding shares of XinTec.
          In May 2004, we entered into an agreement with PSC under which we established Silicon Optronics, Inc., or SOI, a joint venture as a company incorporated under the laws of Taiwan, and we contributed $2.1 million in exchange for an ownership percentage of approximately 49%. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling certain of our legacy products. On April 30, 2005, after we appointed a majority of the board of directors, we began to consolidate SOI.
          Our investments in these companies may negatively impact our operating results, because, under certain circumstances, we are required to recognize our portion of any loss recorded by each of these companies or to consolidate them into our operating results. We expect to continue to utilize partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits expected as a result of these alliances. For example, we may not be able to obtain acceptable quality and/or wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers. Several of these companies are at a relatively early stage of development and consequently they may continue to incur losses on a quarterly and annual basis for an extended period.
Changes in our relationships with our joint ventures and/or companies in which we hold less than a majority interest could change the way we account for such interests in the future.
          As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold a minority interest in two companies from which we purchase certain manufacturing services. Under the applicable provisions of generally accepted accounting principles in the United States of America, including FIN 46, we currently consolidate the financial statements and results of operations of both joint ventures into our consolidated financial statements and results of operations, and record the equity interests that we do not own as minority interests. For certain of our other investments, accounted for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or equity method investees could change. Such potential future changes could result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.
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
          In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past been, and may in the future be, subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In fiscal 2002 we paid $3.5 million to settle an intellectual property litigation matter. Any potential intellectual property litigation against us would likely be time-consuming and expensive to resolve and would divert management’s time and attention and could also force us to take actions such as:
•	ceasing the sale or use of products or services that incorporate the infringed intellectual property;

•	obtaining from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

•	redesigning those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses and delay and prevent us from selling the products until the redesign is completed, if at all.
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
          A number of factors will affect our future tax rate, and certain of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. For example, the complex rules for accounting for the tax effects of stock-based compensation under FAS 123(R) may result in an increase in our effective tax rate. In addition, if our foreign subsidiaries are unable to achieve the levels of operating income that we expect, our effective tax rate may be significantly higher than it has been in prior periods.
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
          During fiscal 2005 and 2006, approximately 20.6% and 31.1%, respectively, of our revenues came from sales through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:
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
          Sales outside of the United States accounted for substantially all of our revenues for fiscal 2005 and 2006. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:
•	longer payment cycles;

•	the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

•	decreased visibility as to future demand;

•	difficulties in accounts receivable collections; and

•	burdens of complying with a wide variety of foreign laws and labor practices.
          Sales of our products have to date been denominated principally in U.S. dollars. Over the last several years, the U.S. dollar has weakened against most other currencies. Future increases in the value of the U.S. dollar, if any, would increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. A larger portion of our international revenues may be denominated in foreign currencies in the future, which would subject us to increased risks associated with fluctuations in foreign exchange rates.
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
We need to continue to upgrade our enterprise resource planning and other management information systems.
          As our business grows and becomes more complex, we have to expand and upgrade our enterprise resource planning, or ERP, system and other management information systems which are critical to the operational, accounting and financial functions of our company. We continue to evaluate alternative solutions, both short term and long-term, to meet the operating, administrative and financial reporting requirements of our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and could materially adversely affect our operating results and impact our ability to manage our business. At some point, we may outgrow our existing ERP system and need to transition our systems to a new platform. Such a transition would be time consuming and costly, and would require management resources in excess of those we currently have.
Our operations may be impaired as a result of disasters, business interruptions or similar events.
          Disasters and business interruptions such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees’ and customers’ health could materially and adversely affect our operating results and financial condition. In particular, our Asian operations and most of our third party manufacturers and service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within close proximity of that geographic area could be extremely disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.
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
          Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our board of directors adopted a preferred stock rights agreement in August 2001. Pursuant to the rights agreement, our board of directors declared a dividend of one right to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. The dividend was paid on September 28, 2001 to stockholders of record as of the close of business on that date. Each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $176.00, subject to adjustment. The exercise of the rights could have the effect of delaying, deferring or preventing a change of control of our company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock.
Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, that may prevent our stockholders from selling our common stock at a profit.
          The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through April 30, 2006, the closing sales price of our common stock has ranged from a high of $33.39 per share to a low of $1.26 per share. The closing sales price of our common stock on July 10, 2006 was $18.75 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          Our principal offices are located in a leased 43,960 square foot facility in Sunnyvale, California. Our lease on the Sunnyvale facility expires on May 31, 2009 with the right to extend the lease for an additional five years. In December 2005, we leased an additional 48,896 square feet of office space in an adjacent facility in Sunnyvale, California. Our lease on the second Sunnyvale facility expires on June 30, 2009 with the right to extend the lease for an additional five years. In December 2001, our Chinese subsidiary entered into an agreement to lease 447,400 square feet of land in Shanghai, China on which we have built a facility, which is currently used for product design and testing and may possibly be used for other activities in the future. This lease agreement expires in December 2051. We believe that our existing or readily available facilities are suitable and adequate for our present purposes.
ITEM 3. LEGAL PROCEEDINGS
          From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.
          On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to final Court approval and a number of other conditions. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. We further believe that the settlement will not have any material adverse affect on our financial condition, results of operations or cash flows.
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
          On October 20, 2005, another purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. We are named solely as a nominal defendant against whom no monetary recovery is sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. Individual defendants and we filed demurrers to the complaint. On May 15, 2006, the Court sustained our demurrer to the complaint with leave to amend on the grounds that the plaintiff failed to make a pre-litigation demand on our Board of Directors and fails to sufficiently plead that demand is futile. Plaintiff has filed an amended complaint. Individual defendants and we will file demurrers to the amended complaint.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No stockholder votes took place during the fourth quarter of fiscal 2006.

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

	High	Low
Fiscal 2006:
First quarter	$16.29	$13.36
Second quarter	14.95	11.81
Third quarter	25.23	12.81
Fourth quarter	31.02	23.99
Fiscal 2005:
First quarter	$25.47	$11.02
Second quarter	16.05	9.02
Third quarter	19.73	15.61
Fourth quarter	20.36	13.52
          On July 10, 2006, the reported last sale price of our common stock on the Nasdaq National Market was $18.75 per share. As of July 10, 2006, there were approximately 86 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of July 10, 2006 was approximately 30,000.
Dividend Policy
          We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.
Repurchase of Our Common Stock
          On June 21, 2005, our Board of Directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of our common stock. Repurchases under the open-market program were authorized for a twelve-month period ended June 21, 2006. We did not make any purchases of our common stock in the three months ended April 30, 2006. See the section entitled “Capital Resources” in Item 7 of this Annual Report on Form 10-K for further information on this program.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended April 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Revenues	$491,926	$388,062	$318,123	$108,998	$46,518
Cost of revenues	310,250	231,508	194,106	66,904	25,983

Gross profit	181,676	156,554	124,017	42,094	20,535

Operating expenses:
Research, development and related	40,572	25,494	15,568	11,700	7,986
Selling, general and administrative	35,320	29,012	22,387	11,032	11,800
Litigation settlement	—	—	—	—	3,500

Total operating expenses	75,892	54,506	37,955	22,732	23,286

Income (loss) from operations	105,784	102,048	86,062	19,362	(2,751)
Interest income, net	8,949	4,218	1,696	802	1,477
Other income (expense), net	933	(173)	1,250	—	—

Income (loss) before income taxes and minority interest	115,666	106,093	89,008	20,164	(1,274)
Provision for income taxes	23,133	29,706	30,263	4,840	—
Minority interest	3,385	—	—	—	—

Net income (loss), net	$89,148	$76,387	$58,745	$15,324	$(1,274)

Net income (loss) per share:
Basic (1)	$1.64	$1.35	$1.11	$0.34	$(0.03)

Diluted (1)	$1.56	$1.24	$0.98	$0.31	$(0.03)

Shares used in computing net income (loss) per share:
Basic (1)	54,268	56,688	52,856	45,357	43,724

Diluted (1)	56,958	61,566	59,688	50,200	43,724

(1)	Amounts have been retroactively restated for a 2-for-1 stock split, which was effective on February 17, 2004.

	April 30,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents (2)	$240,227	$170,457	$114,653	$39,288	$55,803
Restricted cash	—	—	1,072	—	—
Working capital	363,252	342,755	271,919	80,864	65,067
Total assets	577,269	479,833	345,836	117,953	82,341
Total current liabilities	123,008	78,073	45,823	21,410	10,822
Retained earnings (accumulated deficit)	216,111	126,963	50,576	(8,169)	(23,493)
Total stockholders’ equity	422,807	390,098	300,013	96,543	71,519

(2)	Prior year balances reclassified to conform to current period presentation. See Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding the expansion of our testing capabilities, future trends and opportunities in certain markets, the penetration of new mass-market applications, our future position as a leader in our industry, the development and introduction of new products, the development of proprietary intellectual property, the establishment of partnerships with other companies, the extent of future sales outside of the United States, the increase of competition in our industry, the continued importance of the camera cell phone market to our business, the continued reduction of average selling prices of our products, the quarterly variation in customers’ orders, the extent of certain future expenses, our effective tax rate for fiscal 2007, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 15 of this Annual Report and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.
Overview
          We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices which we refer to by the name CameraChip image sensors, are used to capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are designed to use the CMOS fabrication process. Our CameraChip image sensors are predominantly single-chip CMOS solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChip image sensors enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using traditional CCDs.
          We currently outsource the wafer fabrication and packaging of our image-sensor products. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements. During fiscal 2004 and early fiscal 2005, we relocated a substantial portion of our automated image testing equipment from the United States to China. We expect to expand our testing capabilities with additional automated testing equipment, which will also be located in China.
Products and Technology
          In August 2004, we announced the introduction of our advanced OmniPixel technology. OmniPixel technology represented a global redesign that featured new pixel architecture, new circuit design, new embedded algorithms, new materials and new process technology. OmniPixel technology also includes support for features such as auto-focus, zooming, panning and mechanical shutter control.
          In September 2005, we announced the introduction of our advanced OmniPixel2 architecture. This architecture, which is based on a 2.2µ x 2.2µ pixel and uses a 0.13µ process geometry, is less than half the size of the OmniPixel architecture introduced in 2004, but with improved performance. With the OmniPixel2 architecture, we have significantly improved sensor performance in three key areas. The improved fill-factor and zero-gap micro- lens structure increase the sensor’s ability to capture light, and its improved quantum efficiency improves its dynamic range, its ability to adapt to large and rapid changes in light levels.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          In October 2005, we announced the OV2640 sensor, our first product on the OmniPixel2 architecture and the world’s first 2-megapixel sensor on a 1/4 inch form factor. In addition to the features of the OmniPixel2 architecture, the OV2640 sensor also incorporates an advanced image signal processor called the OmniQSP system which provides high-grade picture processing and features traditionally found only in digital still cameras. In July 2006, we announced that the OV2640 sensor was in volume production.
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
          In April 2006, we also unveiled our second-generation, 5-megapixel camera chip. The OV5620 offers a small form-factor, 5-megapixel CMOS camera that we believe surpasses CCD sensors in performance. Furthermore, we believe the OV5620’s advanced high-definition, or HD, video modes with vivid colors make this CameraChip image sensor especially attractive for next generation DSCs and hybrid cameras, which take both still and video pictures.
Joint Venture with TSMC
          In October 2003, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, and we entered into a Shareholders’ Agreement, or the VisEra Agreement, pursuant to which we agreed with TSMC to form VisEra Technologies Company, Ltd., or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide manufacturing services and automated final testing services. In connection with the formation of VisEra, both TSMC and we entered into separate nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services and automated final testing services. The VisEra Agreement also provided that once VisEra had acquired the capability to deliver high quality manufacturing services and automated final testing services, we would be committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. Both TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services and automated final testing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.
          In August 2005, we entered into an Amended and Restated Shareholders’ Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of approximately 29.6% of the issued share capital of XinTec, Inc., or XinTec, a Taiwan-based provider of chip-scale packaging services of which we directly own approximately 7.8%. In fiscal 2006, VisEra invested an additional $0.5 million in XinTec as their portion of an additional capital injection to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec, we now account for our investment in XinTec under the equity method.
          As a result of the additional investment that TSMC and we made in VisEra during the quarter ended October 31, 2005, TSMC’s and our interest each increased from 25% to 43%, and consequently we re-evaluated our accounting for VisEra in accordance with FIN 46. We concluded that, as a result of our step acquisition of VisEra and because substantially all of the activities of VisEra either involve or are conducted on our behalf, VisEra is a variable interest entity. Since we are the source of virtually all of VisEra’s revenues, we have a decisive influence over VisEra’s profitability. Accordingly, we consider ourselves to be the primary beneficiary of the joint venture, and we now include VisEra’s financial results in our consolidated financial statements. In the quarter ended January 2006, we increased our interest in VisEra from 43% to 46% through purchases of unissued shares. In January 2006, pursuant to the Amended VisEra Agreement, VisEra purchased from TSMC the equipment used for applying color filers and micro-lenses to wafers, and VisEra is now providing the related processing services that we previously purchased from TSMC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Joint Venture with PSC
          In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, to establish SOI, a joint venture in Taiwan. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of our legacy products. In connection with the establishment of SOI, we have agreed to enter into manufacturing and other agreements as appropriate with PSC. In March 2005, we assumed control of the board of directors of SOI and as of April 30, 2005, we have consolidated SOI.
Acquisition of CDM
          In April 2005, we completed the acquisition of privately held CDM Optics, Inc., or CDM. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing OmniVision sensors. Because the image is always in focus, Wavefront Coding technology also eliminates the time-delay inherent in conventional auto or manually focused camera systems. The closing consideration for the acquisition consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers and will be retained until final resolution, if any, of any indemnification claims, if any, arising on or before the 18-month anniversary of the closing of the merger. We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at April 30, 2006 and 2005.
Capital Resources
          As of April 30, 2006, we had approximately $240.2 million in cash and cash equivalents and approximately $114.3 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.
          In June 2005, our board of directors approved a proposal to use up to $100 million of our available cash to repurchase our common stock in an open-market program. Repurchases under the open market program were authorized for a twelve-month period ended June 21, 2006. During the three months ended April 30, 2006, we did not repurchase any shares under this program. Since inception of the program, we have repurchased a total of 5,870,000 shares at a weighted average price of $13.56 per common share for a total of $79.6 million.
The Current Economic and Market Environment
          We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our sources of offshore fabrication, we relocated a substantial portion of our testing operations to China during fiscal 2004 and early fiscal 2005.
          We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we recently divided our marketing efforts into two separate departments, each headed by a Vice President. The Mainstream Products marketing department addresses the camera cell phone and DSC markets, and the Advanced Products marketing

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
department addresses the security and surveillance, toys and games, personal computers, automotive and medical markets.
          In the camera cell phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular hand-set maker determines which image sensor to design into one or more specific models. There is generally a time lag of between six and nine months between the time of a particular design win and the first shipments of the designated product. Design wins are also an important driver in the many other markets that we address, and in some cases, such as automotive applications, the time lag between a particular design win and first revenues can be longer than one year.
          The overwhelming majority of sales of our products depend on decisions by engineering designers and manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular product requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver on time reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 300 million image sensors, including approximately 155 million in fiscal 2006, which demonstrates the capabilities of our production system, including our sources of offshore fabrication. To increase and enhance our production capabilities, we recently completed a project with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of their fabrication facilities, at which our products can be produced. We are also working with PSC to expand their ability to process wafers for us. VisEra, our joint venture with TSMC and our investments in two key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for packaging our image sensors in the various formats required by our customers. As necessary, we will make further investments to ensure that we have sufficient production capacity to meet the demands of our customers.
          Since our end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues by geography are based on the country or region in which our customers issue to us purchase orders.
          We believe that the market opportunity represented by camera cell phones remains very large. We benefited from growth in shipments of sensors for camera cell phones on a year-over-year basis, driven, in part, by increased demand for our 1.3-megapixel image sensors.
          We also believe that, like the digital still camera market, camera cell phone demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of multiple products. In response to these trends we introduced several 1.3-megapixel products based on our OmniPixel technology More recently, we began volume production of the first product based on the second generation of our OmniPixel technology which we call OmniPixel2 technology, a 2-megapixel image sensor, the world’s first 2-megapixel sensor in a quarter-inch format. We also believe that VGA resolution sensors will continue to account for a large portion of the volume shipments in handsets during 2006, and we have continued to introduce new products at this resolution.
          The digital still camera market also demonstrates a continuing trend toward higher resolution products, with a growing acceptance of CMOS image sensors. We have continued to address this trend through the development and introduction of higher resolution products. In April 2006, we introduced our OV5620 sensor, a second generation small-scale, CMOS image sensor based on our OmniPixel2 technology. The new sensor offers advanced imaging features for both digital still cameras and hybrid cameras which take both still and video pictures. Along with the transition to higher resolution products, we continue to see increased pressure on product pricing. We believe that excess capacity on the part of CCD manufacturers continues to contribute to aggressive price reductions for both 3-megapixel and 5-megapixel products.

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
          We addressed the trend in game consoles toward interactive applications when, in December 2005, we announced that our OV7930 VGA CMOS CameraChip image sensor is featured in a video and music entertainment system from one of the world’s largest toy makers. The new toy records users with a motion camera, so they can see themselves on television as they sing along to their favorite songs. This toy, which includes a camera, wireless microphone and special effects lenses, is the first of its kind in the entertainment toy market. Our OV7930 CameraChip image sensor introduces a cost efficient, true single-chip design with high video quality.
          As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors include MagnaChip, Micron, Samsung, ST Microelectronics and Toshiba in the market for CMOS image sensors. In addition, we expect to see continued price competition in the image sensor market for camera cell phones and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.
          As a result of the increase in competition and the growth of various consumer-product applications for image sensors, we have experienced a shortening in the life cycle of some image-sensor products. For example, although in the security and surveillance market we continue to sell image sensors introduced more than four years ago, in the camera cell phone market, product life cycles can be as short as six months. With the shortening of product life cycles, it will be increasingly difficult to accurately forecast customer demand for our products. As a result, we face the risk of being unable to fulfill customer orders if we underestimate market demand and the risks of excess inventory and product obsolescence if we overestimate market demand for our products. The shortening of product life cycles also increases the importance of having short product development cycles and being accurate in the prediction of market trends in the design of new products. The reduction in product life cycles increases the importance of our continued investment in research and development, which we consider to be critical to our future success.
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
          In August 2004, we announced the introduction of our advanced OmniPixel technology. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels based on our new OmniPixel technology. In February 2005, we introduced our new Smart Sensor image sensor technology, and in October 2005 we announced the second generation of our OmniPixel technology, OmniPixel2 technology. Certain risks are inherent in the introduction of such new products and technology. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as the unexpected back-end problems that resulted in low yields on two of our products, the first of which arose in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006.
          We have migrated the production of our new sensors to the 0.13µ line width process, and initiated mass production volumes by the end of calendar 2005. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.
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
Revenue Recognition
          We generate our revenue by selling our products to OEMs, VARs and distributors. In general, we sell to our customers on FOB shipping point or FCA terms.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          For shipments to customers without agreements that allow for returns or credits, principally OEMs and VARs, we recognize revenue using the “sell-in” method. Under this method, we recognize revenue when title passes to the customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. We provide for future returns based on historical experience at the time we recognize revenue.
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
          In addition, we recognize revenue from the provision of services to a limited number of our customers by our wholly-owned subsidiary, CDM, and by our consolidated affiliate, VisEra. We recognize the CDM-associated revenue under fixed-price, milestone-based and cost-plus contract arrangements. We recognize CDM - associated revenue each month based upon the proportional performance of the contract as hours are incurred relative to the total estimated hours. CDM-associated revenue has not been material in any of the periods presented. We recognize VisEra’s revenue from third party customers when the production services provided by VisEra are complete and the product is shipped to the customer.
Allowance for Doubtful Accounts
          We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide allowances for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectibility and may require additional allowances, which would negatively impact our operating results. As of April 30, 2006, our allowance for doubtful accounts represented approximately 1.5% of total accounts receivable.
Allowance for Sales Returns and Warranties
          Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate sales returns and allowances, we analyze potential customer specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenues. Because the allowance for sales returns is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with their respective specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance in fiscal 2006 was approximately 0.2% of revenues, and the allowance was approximately 8.8% of total accounts receivable at April 30, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Excess and Obsolete Inventory and Effect on Gross Margin
          We regularly monitor inventory quantities on hand and record provisions for excess and obsolete inventories based primarily on historical usage rates and our forecast of future demand for our products. We record provisions for the cost of inventories when the number of units on hand exceeds the number of units that we forecast will be sold over a certain period of time, generally 12 months. Because of risk of obsolescence, we will generally provide for the costs of our inventories in excess of our forecast for the applicable period.
          In fiscal 2004, 2005 and 2006, we sold certain previously reserved products. Even though we sold the products at a price that was less than our original cost, because the inventory was previously reserved, sales of these products improved our gross margins.
          We attempt to control our inventory levels so that we do not hold inventories in excess of demand for the succeeding 12 months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for future periods. If we have inventories in excess of estimated product demand, we will provide an allowance, which could have a material adverse effect on our reported results of operations and financial position. In preparation for new product introductions, we gradually decrease production of established products, while preparing for production of newer products. Given our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we need. It is also difficult to accurately predict the speed of the ramp of new products or the projected life cycles of new products which have continued to shorten in duration. Under these circumstances, it is possible that we could suffer from shortages of certain products and also build inventories in excess of demand for other products.
Valuation of Long Lived Assets
          We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Impairment evaluations involve management estimates of assets’ useful lives and future cash flows. When such events occur, we estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, we recognize an impairment loss. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. To date, we have not recognized any impairment losses. Factors we consider important that could trigger an impairment review include the following:
•	operating losses;

•	significant negative industry trends;

•	significant underutilization of the assets; and

•	significant changes in how we use the assets or our plans for their use.
Accounting for Income Taxes
          As of April 30, 2006, we had recorded a valuation allowance of $9.3 million to offset federal, and California tax credit carryovers. We believe that it is more likely than not that we will not realize these carryovers. In the future, when the credit is utilized and the valuation allowance is released, $4.4 million of the tax benefit resulting from the exercise of employee stock options will be accounted for as a credit to stockholders’ equity rather than a reduction of the income tax expense in the year such event occurs. For fiscal 2004, 2005 and 2006, the income tax provision reflected an effective tax rate of 34%, 28% and 20%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40% because of the lower tax rates that prevail in jurisdictions outside the United States, certain tax credits and other factors.
          We expect that our consolidated effective tax rate in fiscal 2007 may be marginally higher than in fiscal 2006 but will continue to be less than the combined federal and state statutory rates. Achieving an effective tax rate in fiscal 2007 that is less than the combined federal and state statutory rates is principally dependent upon the proportion of our income we earn in jurisdictions outside the United States.

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

	Fiscal Year Ended April 30,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	63.1	59.7	61.0

Gross margin	36.9	40.3	39.0

Operating expenses:
Research, development and related	8.2	6.5	4.9
Selling, general and administrative	7.2	7.5	7.0

Total operating expenses	15.4	14.0	11.9

Income from operations	21.5	26.3	27.1
Interest income	1.8	1.1	0.5
Other income, net	0.2	—	0.4

Income before income taxes and minority interest	23.5	27.4	28.0
Provision for income taxes	4.7	7.7	9.5
Minority interest	0.7	—	—

Net income	18.1%	19.7%	18.5%

Revenues
          We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, digital still cameras,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
security and surveillance cameras, embedded applications for personal computers, interactive video and toy cameras and automotive products. Revenues increased 26.8% to approximately $491.9 million in fiscal 2006 from $388.1 million in fiscal 2005. Revenues increased 22.0% to $388.1 million in fiscal 2005 from $318.1 million in fiscal 2004. Revenue growth was driven primarily by demand from camera cell phone manufacturers. The increased revenues were due to an increase in sales of from our image-sensor products primarily for cell phones, resulting from increases in unit sales, partially offset by a decrease in average selling prices. Revenue from Silicon Optronics, our joint venture with Powerchip Semiconductor Corporation, whose operating results were consolidated for the first time in the first quarter of fiscal 2006, represented approximately four percent of our revenue.
Revenues from Sales to OEMs and VARs as Compared to Distributors
          We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in each of fiscal 2006, 2005 and 2004:

	Fiscal Year Ended April 30,
	2006	2005	2004
OEMs and VARs	68.9%	79.4%	75.3%
Distributors	31.1%	20.6%	24.7%

Total	100.0%	100.0%	100.0%

          OEMs and VARs. In fiscal 2006, two OEM customers accounted for approximately 14.6% and 11.6% of our revenues, respectively. In fiscal 2005, two OEM customers accounted for approximately 19.1% and 15.6% of our revenues, respectively. In fiscal 2004, no single OEM or VAR customer accounted for 10% or more of our revenues. For fiscal 2006, 2005 and 2004, no other OEM or VAR customer accounted for 10% or more of our revenues.
          Distributors. In fiscal 2006, 2005 and 2004, one distributor customer accounted for approximately 13.7%, 10.9% and 17.3% of our revenues, respectively. For fiscal 2006, 2005 and 2004, no other distributor customer accounted for 10% or more of our revenues.
Revenues from Domestic Sales as Compared to Foreign Sales
          The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers in each of fiscal 2006, 2005 and 2004:

	Fiscal Year Ended April 30,
	2006	2005	2004
Domestic sales	1.0%	0.8%	1.2%
Foreign sales	99.0%	99.2%	98.8%

Total	100.0%	100.0%	100.0%

          We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing the production of consumer electronics products to Asian-Pacific manufacturers and facilities and to the increasing markets in Asia for consumer products. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of products which incorporate our image sensors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Gross Profit
Comparison of Fiscal 2006 and Fiscal 2005
          Our gross margin for fiscal 2006 was 36.9% of revenues, down from the 40.3% we reported for fiscal 2005. The principal cause of the year-over-year decline in our gross margin was a decline in our average selling prices, offset, in part, by a more favorable product mix and by reductions in our production costs.
          Revenue from sales of previously reserved products in fiscal 2006 was $10.1 million, as compared to $13.0 million in the prior fiscal year. In fiscal 2006, we recorded an allowance for excess and obsolete inventory totaling $11.5 million to cost of sales as compared to $10.7 million in the prior fiscal year. In the prior fiscal year, our gross profit also benefited from a $1.4 million reduction in cost of goods sold as the result of the settlement of a dispute related to the late cancellation of an order from one of our customers.
          In fiscal 2006, we consolidated the operating results of SOI, whereas in the prior year period we accounted for SOI under the equity method of accounting. Consolidating SOI reduced our gross margin by approximately 70 basis points in fiscal 2006; however, because SOI’s operating expense ratio is lower than ours, SOI’s operating income as a percentage of revenue, or operating margins, are comparable to ours and do not have a material impact on our consolidated operating margins. Beginning in the second quarter of fiscal 2006, we consolidated VisEra.
Comparison of Fiscal 2005 and Fiscal 2004
          Gross margin for fiscal 2005 and 2004 was 40.3% and 39.0% of revenues, respectively. Our gross margins in fiscal 2005 were favorably impacted by changes in product mix. Our gross margins were also favorably impacted by approximately $13.0 million of revenue from the sale of inventory that had been reserved in prior fiscal years. In addition, in the second quarter of fiscal 2005, our gross margins benefited from a $1.4 million reduction in cost of goods sold arising from the settlement of a dispute related to the late cancellation of an order from one of our customers. Our gross margins in fiscal 2005 were adversely affected by new inventory reserves of $10.7 million and late in the fiscal year by approximately $3.6 million as the result of a temporary back-end yield issue. Our gross margins in fiscal 2005 were adversely impacted by approximately $1.3 million in additional provisions related to the possible replacement of product which did not meet a particular customer’s specifications. For fiscal 2004, approximately $2.0 million of gross profit was attributable to the sale of previously written off inventory.
Research, Development and Related
          Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for fiscal 2006, 2005 and 2004 were approximately $40.6 million, $25.5 million and $15.6 million, respectively. As a percentage of revenues, research, development and related expenses for fiscal 2006, 2005 and 2004 represented 8.2%, 6.5% and 4.9%, respectively.
Comparison of Fiscal 2006 and Fiscal 2005
          The increase in research, development and related expenses of approximately $15.1 million, or 59.1%, in fiscal 2006 as compared to fiscal 2005 resulted primarily from a $5.7 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $5.5 million increase in amortization expenses of acquired intangible assets primarily associated with the acquisition of CDM, a $1.0 million increase in office expenses, a $0.7 million increase in patent-related expenses, a $0.5 million increase in facility-related expenses and a $0.5 million increase in outside service expenses. We anticipate that our research, development and related expenses will continue to increase as we develop and introduce new products employing our OmniPixel2, Smart Sensor and Wavefront Coding technologies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Comparison of Fiscal 2005 and Fiscal 2004
          The increase in research, development and related expenses of approximately $10.0 million, or 64.4%, in fiscal 2005 as compared to fiscal 2004 resulted primarily from a $6.3 million increase in non-recurring engineering expenses related to new product development required to improve our current product line and support new product introductions, a $2.4 million increase in salary and payroll-related expenses associated with additional personnel and a $0.9 million increase in expenses for software, patent prosecution and engineering supplies. Examples of new product development expenses include tape-out and prototype runs with our wafer manufacturers.
Selling, General and Administrative
          Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for fiscal 2006, 2005 and 2004 were approximately $35.3 million, $29.0 million and $22.4 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2006, 2005 and 2004 represented 7.2%, 7.5% and 7.0%, respectively.
Comparison of Fiscal 2006 and Fiscal 2005
          The increase in selling, general and administrative expenses of approximately $6.3 million, or 21.7%, for fiscal 2006 from fiscal 2005 resulted primarily from, a $5.5 million increase in salary and payroll-related expenses, a $0.9 million increase in accounting expenses resulting from the work we performed to comply with the requirements of the Sarbanes-Oxley legislation and audit-related expenses due to the increasing size and complexity of our organization, a $0.6 million increase in outside service expenses, a $0.6 million increase in travel expenses, and a $0.5 million increase in our provision for bad debts. These increases were partially offset by a $1.1 million reduction in legal expenses due principally to the absence of the expenses incurred in the prior year for the investigation into, and subsequent restatement of, our financial statements for the first three quarters of fiscal 2004 and a $0.9 million reduction in stock compensation charges. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our ERP and other management information systems.
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
Interest Income, Net
          Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market funds, commercial paper certificates of deposit, high-grade corporate securities and government bonds. Interest income, net, for fiscal 2006, 2005 and 2004 was approximately $8.9 million, $4.2 million and $1.7 million, respectively. Increased interest income, net, in fiscal 2006 as compared to fiscal 2005 resulted from higher interest rates and increased balances in interest-bearing accounts resulting primarily from cash from operations. Increased interest income in fiscal 2005 as compared to fiscal 2004 resulted from higher balances in interest-bearing accounts resulting primarily from cash from operations, and by higher interest rates.
Other Income (Loss), Net
          Other income (loss), net, for fiscal 2006 was income of $0.9 million on a net basis and consisted of $1.3 million as our portion of the income recorded by XinTec which we accounted for in fiscal 2006 using the equity method of accounting, partially offset by other expenses. Other income (loss), net, for fiscal 2005 was a loss of $0.2 million on a net basis and consisted principally of our portion of the losses recorded by ImPac which we accounted for in fiscal 2005 using the equity method of accounting, partially offset by income recorded by SOI

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
another investee company which we accounted for during fiscal 2005 using the equity method of accounting. Other income (loss), net, for fiscal 2004 was income of $1.3 million and consisted primarily of proceeds from the settlement of litigation.
Provision for Income Taxes
          We generated approximately $115.7 million, $106.1 million and $89.0 million in income before income taxes for fiscal 2006, 2005 and 2004, respectively. We recorded a provision for income taxes for fiscal 2006, 2005 and 2004 of approximately $23.1 million, $29.7 million and $30.3 million, respectively. For fiscal 2006, 2005 and 2004, the effective rates were 20.0%, 28.0% and 34.0%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40% because of certain tax credits and other factors. The lower effective tax rate for fiscal 2006 as compared to fiscal 2005 was due to the mix of income between domestic and foreign entities for the current fiscal year. The lower effective tax rate for fiscal 2005 as compared to fiscal 2004 was due to the mix of income between domestic and foreign entities for fiscal 2005. We expect that our consolidated effective tax rate in fiscal 2007 will be less than the combined federal and state statutory rates. Achieving an effective tax rate in fiscal 2007 that is less than the combined federal and state statutory rates is principally contingent upon the proportion of our total pre-tax income that is generated by our foreign affiliates.
Minority Interest
          Minority interest for fiscal 2006 was $3.4 million. There was no minority interest in fiscal 2005 and fiscal 2004. Approximately $1.4 million represents the 51% interest that we do not own in the net income of SOI, which we included in our consolidated operating results for the first time beginning in the three months ended July 31, 2005. Approximately $2.0 million represents the 54% interest that we do not own in the net income of VisEra, which we included in our consolidated operating results for the first time beginning in the three months ended October 31, 2005.
Liquidity and Capital Resources
          Our principal sources of liquidity at April 30, 2006 consisted of cash, cash equivalents and short-term investments of $354.5 million.
Liquidity
          Our working capital increased by approximately $20.6 million to $363.3 million as of April 30, 2006 from $342.7 million as of April 30, 2005. The increase was primarily attributable to a $69.8 million increase in cash and cash equivalents, a $6.6 million increase in prepaid expenses and other current assets and a $6.2 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels. These increases were partially offset by a $20.1 million increase in accrued income taxes payable, a $16.7 million increase in accounts payable, a $10.0 million decrease in short-term investments, a $7.2 million increase in accrued expenses and other current liabilities to support increased levels of operations, a $3.7 million decrease in refundable and deferred income taxes and a $3.5 million decrease in inventories.
          As of January 31, 2006, as a result of an accounting interpretation which was published on March 2, 2006, we revised the classification of our holdings of variable rate demand notes. The new interpretation draws a distinction between variable rate demand notes where the notes are liquidated prior to final maturity by putting them to the original issuer, in which case they are classified as cash, and cases where they are liquidated prior to final maturity by putting them to a third-party remarketer in which case they are classified as short-term securities. The variable rate demand notes that we held at April 30, 2006 were all of the latter variety, and accordingly are classified as short-term investments for all periods presented.
          In the three months ended October 31, 2005, we consolidated for the first time our affiliate, VisEra. VisEra maintains three unsecured lines of credit with three commercial banks and one unsecured line of credit with a financial institution, which together provide a total of approximately $12.9 million in available credit. All borrowings under the four lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At April 30, 2006, there were no borrowings outstanding under these facilities. In March 2005, we assumed control of the board of directors of SOI and as of

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
April 30, 2005, we consolidated SOI. SOI maintains four unsecured lines of credit with two commercial banks, which provide a total of approximately $2.9 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at April 30, 2006, there were no borrowings outstanding under these facilities.
Cash Flows From Operating Activities
          For fiscal 2006, net cash provided by operating activities totaled approximately $136.9 million as compared to $88.8 million for fiscal 2005, primarily due to net income of approximately $89.1 million for fiscal 2006, adjusted for non-cash charges of $10.6 million in depreciation and amortization, $3.4 million in the minority interest in the net income of consolidated affiliates and $2.9 million in tax benefits from stock option exercises, a $19.8 million increase in accrued income taxes payable, a $15.4 million increase in accounts payable, a $6.6 million increase in accrued expenses and other current liabilities, a $3.7 million decrease in refundable and deferred income taxes and a $3.4 million decrease in inventories, partially offset by a $6.7 million increase in prepaid expenses and other current assets, and $6.0 million increase in accounts receivable, net. The $6.0 million increase in accounts receivable, net, reflects the higher level of revenues during fiscal 2006, partially offset by a decrease in days of sales outstanding to 45 days as of April 30, 2006 from 52 days as of April 30, 2005. The $3.4 million decrease in inventories was attributable to our reduction of finished goods inventories late in the fiscal year, partially offset by an increase in work-in-process inventory. Inventory turns increased to 6.1 as of April 30, 2006 from 4.5 as of April 30, 2005.
          For fiscal 2005, net cash provided by operating activities totaled approximately $88.8 million as compared to $43.7 million for fiscal 2004, primarily due to net income of approximately $76.4 million for fiscal 2005, adjusted for non-cash charges of $3.0 million in depreciation and amortization and $2.1 million in tax benefits from stock option exercises, and a $31.0 million increase in accrued income taxes payable, a $1.4 million increase in refundable and deferred income taxes and a $1.4 million increase in accrued expenses and other current liabilities, partially offset by a $16.4 million increase in inventories, a $5.9 million increase in accounts receivable, net, and a $1.9 million decrease in accounts payable. The $5.9 million increase in accounts receivable, net, reflects the higher level of revenues during fiscal 2005, combined with an increase in days of sales outstanding to 52 days as of April 30, 2005 from 48 days as of April 30, 2004. The $16.4 million increase in inventories was attributable to our expansion of work-in-process inventories late in the fiscal year in anticipation of increased future sales of our then new OmniPixel products. Inventory turns decreased to 4.5 as of April 30, 2005 from 6.1 as of April 30, 2004, as we increased inventory levels to reduce supply constraints.
Cash Flows From Investing Activities
          For fiscal 2006, our cash used in investing activities decreased to approximately $16.9 million from $38.3 million for fiscal 2005. The cash used in fiscal 2006 consisted of $22.7 million in purchases of property, plant and equipment, $12.5 million of in purchases of long-term investments, and $5.5 million in purchases of intangible assets. These uses were partially offset by a $13.8 million in proceeds from the consolidation of VisEra, net of cash payments and $10.0 million in net proceeds from the sales or maturities of short-term investments.
          For fiscal 2005, our cash used in investing activities decreased to approximately $38.3 million from $94.6 million for fiscal 2004. The cash used in fiscal 2005 consisted of $23.5 million in net purchases of short-term investments, a $13.5 million payment for the acquisition of CDM, net of cash acquired, $2.1 million of equity investments in SOI, $1.5 million in purchases of property, plant and equipment and $1.5 million in purchases of intangible assets. These uses were partially offset by $2.7 million in proceeds from the consolidation of SOI and a $1.1 million reduction in restricted cash as a result of the settlement of court proceedings and the subsequent release of a bond filed pursuant to those proceedings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          In this report, we have revised the classification of certain previously reported amounts to conform to the current period presentation. We revised the classification of certain variable rate demand notes from cash and cash equivalents to short-term investments as of January 31, 2006 and for all prior periods. As of April 30, 2006 and 2005, we held approximately $26.0 million and $33.6 million of these variable rate demand notes, respectively. These revisions had no impact on our results of operations. The following table summarizes the balances as previously reported and as revised (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	Revised	As Reported	Revised
April 30, 2005	$204,057	$170,457	$90,658	$124,258
April 30, 2004	$124,653	$114,653	$90,558	$100,558
          The Company’s revision of the classification of variable rate demand notes affects the following line items in the Statements of Cash Flows for fiscal 2005 and 2004 (in thousands):

	Cash Flow Activity
	As Reported	Revised
Fiscal 2005:
Purchases of short-term investments	$(148,233)	$(194,533)
Proceeds from sales or maturities of short-term investments	$148,350	$171,050
Net increase in cash and cash equivalents	$79,404	$55,804
Cash and cash equivalents at beginning of period	$124,653	$114,653
Cash and cash equivalents at end of period	$204,057	$170,457

Fiscal 2004:
Purchases of short-term investments	$(169,829)	$(179,829)
Proceeds from sales or maturities of short-term investments	$100,646	$100,646
Net increase in cash and cash equivalents	$85,365	$75,365
Cash and cash equivalents at end of period	$124,653	$114,653
Cash Flows From Financing Activities
          For fiscal 2006, net cash used in financing activities totaled approximately $50.9 million as compared to net cash provided by financing activities of $5.4 million for fiscal 2005 primarily due to $79.6 million in payments for repurchase of our common stock, partially offset by an increase in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan to approximately $19.2 million for fiscal 2006 as compared to $5.4 million for fiscal 2005 and $9.5 million in a cash contribution to VisEra by TSMC.
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
Capital Resources
          We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate to be generated from business operations, to be sufficient to satisfy our foreseeable capital requirements. Other than normal working capital requirements, we expect our capital requirements in fiscal 2007 to consist primarily of funding required to expand the wafer packaging capacity available to us and to expand our testing capacity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at April 30, 2006 and 2005.
          In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock. Repurchases under the open market program were authorized for a twelve-month period ended June 21, 2006. As of April 30, 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.
          Our ability to generate cash from operations in the future is subject to substantial risks described above under Item 1A. “Risk Factors.” We encourage you to review these risks carefully.
Contractual Obligations and Commercial Commitments
          The following summarizes our contractual obligations and commercial commitments as of April 30, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

						Greater
			Less than	1-3	3-5	than 5
	Total		1 Year	Years	Years	Years
Contractual obligations:
Operating leases	$23,084		$7,859	$12,525	$2,700	$—
Noncancelable production orders	76,409		76,409	—	—	—

Total contractual obligations	99,493		84,268	12,525	2,700	—

Other commercial commitments:
Investment in China	10,300	[1]	10,300	—	—	—
Joint venture with TSMC	6,500	[2]	6,500	—	—	—
Equipment and technology purchase from Dai Nippon	3,100	[3]	3,100	—	—	—

Total commercial commitments	19,900		19,900	—	—	—

Total contractual obligations and commercial commitments	$119,393		$104,168	$12,525	$2,700	$—

[1]	Represents the remaining $10.3 million of registered capital for our subsidiary, HWSC. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our image-sensor products. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded is now January 17, 2007.

[2]	On August 12, 2005, our wholly-owned subsidiary, OmniVision International Holding Ltd., entered into an Amended and Restated Shareholders’ Agreement, or the Amended VisEra Agreement, with Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, VisEra Technologies Company, Ltd., or VisEra, and VisEra Holding Company, or VisEra Cayman. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands. VisEra will become a wholly-owned subsidiary of VisEra Cayman and VisEra Cayman will complete the transactions contemplated by the Amended VisEra Agreement. The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to CMOS image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In September 2005, we contributed a further $7.5 million to VisEra Cayman. In November 2005, pursuant to the Amended VisEra Agreement, we contributed an additional $9.5 million in cash to VisEra Cayman. As a result of our step acquisition, and in accordance with the provisions of FIN 46, we consolidated the results of VisEra beginning in the fiscal quarter ended October 31, 2005. See Note 4 in our consolidated financial statements.

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra and VisEra Cayman. To date we have contributed $18.5 million to VisEra and VisEra Cayman. A minimum of an additional $6.5 million in cash or asset contributions will be made by each of the parties, with the remaining $15.0 million to be made by additional investors, additional contributions by the parties, or a combination thereof, provided that the parties have and will maintain equal interests in VisEra Cayman. At a future date yet to be determined, we expect to contribute approximately $20.5 million of assets to the joint venture, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed exceeds the value of our commitment, we will receive cash from VisEra Cayman.

Pursuant to the terms of the Amended VisEra Agreement, VisEra Cayman used approximately $11.8 million of the $18.0 million increase in the total capital commitment for the acquisition of approximately 29.6% of the issued shares of XinTec, of which we own separately and directly approximately 7.8%.

All other material terms of the original Shareholders’ Agreement remain in effect.

[3]	In May 2006, VisEra purchased certain equipment and intellectual property from Dai Nippon Printing Co., Ltd. for approximately $3.1 million. See Note 19.
Other Financial Arrangements
          As of April 30, 2006, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
          On December 16, 2004, FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments, or SBPs, to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. As required by SFAS No. 123(R), as amended by the Securities and Exchange Commission in April 2005, we plan to adopt SFAS No. 123(R) in our fiscal quarter ending July 31, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Beginning in the first quarter of fiscal 2007, we will adopt the provisions of SFAS No. 123(R). Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We will recognize SBP compensation expense for awards issued after May 1, 2006 on a straight-line basis over the vesting period of the award. For awards issued prior to May 1, 2006, we will recognize SBP compensation expense based on FASB Interpretation 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25,” which provides for accelerated expensing. We are currently assessing the impact of adopting SFAS 123(R) and expect the impact upon adoption in fiscal year 2007 to have a material adverse impact on our reported results of operations although it will not have a material impact on our consolidated financial position or cash flows. The exact impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs to that model.
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
          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. We do not expect the adoption of the provisions of SFAS No. 155 to impact our financial condition, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
          We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.
          The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars include certain costs affecting gross profit, selling, general and administrative and research, development and related expenses, which are primarily incurred in China, where the Chinese Yuan Renminbi (“CNY”) is the local currency and Taiwan, where the New Taiwan dollar is the local currency. Historically, the Chinese government benchmarked the CNY exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. However, in July 2005, the Chinese central bank announced that, in the future, it would benchmark the CNY against a basket of currencies which allowed the CNY to appreciate by approximately two percent against the U.S. dollar.
          The functional currencies of our wholly-owned subsidiaries are the local currencies with the exception of our subsidiary located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, for which the functional currency is the U.S. dollar. The functional currency of our two consolidated affiliates, VisEra and SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for fiscal 2006, 2005 and 2004 were not material.
          Given that the only expenses that we incur in currencies other than U.S. dollars are certain costs which historically have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.
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
Market Interest Rate Risk
          Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase, with the exception of auction rate securities, which bear a maturity date of up to thirty years and are re-negotiated every 35 days and variable rate demand notes which have a maturity of up to 34 years and the interest rate being reset every seven days. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
OMNIVISION TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:
We have completed integrated audits of OmniVision Technologies, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded VisEra Technologies Company Limited (“VisEra”) from its assessment of internal control over financial reporting as of April 30, 2006 because the Company acquired an additional percentage of VisEra in a step acquisition transaction and as a result, first consolidated VisEra during fiscal 2006 (see Note 4). We have also excluded VisEra from our audit of internal control over financial reporting. VisEra is a subsidiary whose total assets and total revenues represent $58.7 million or 10% and $1.2 million or 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30, 2006.
/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
July 13, 2006

OMNIVISION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$240,227	$170,457
Short-term investments	114,278	124,258
Accounts receivable, net of allowances for doubtful accounts and sales returns	65,916	59,740
Inventories	54,973	58,429
Refundable and deferred income taxes	1,708	5,402
Prepaid expenses and other current assets	9,158	2,542

Total current assets	486,260	420,828

Property, plant and equipment, net	38,010	19,342
Long-term investments	18,673	6,814
Goodwill	4,892	4,892
Intangibles, net	26,245	26,414
Other non-current assets	3,189	1,543

Total assets	$577,269	$479,833

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,770	$26,081
Accrued expenses and other current liabilities	21,351	14,196
Accrued income taxes payable	52,406	32,313
Deferred income	6,329	5,483
Current portion of capital lease obligations	152	—

Total current liabilities	123,008	78,073

Long-term liabilities:
Capital lease obligations, less current portion	308	—
Deferred tax liabilities	4,033	9,347

Total long-term liabilities	4,341	9,347

Total liabilities	127,349	87,420

Commitments and contingencies (Note 17)

Minority interest	27,113	2,315

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,873,625 and 57,634,341 shares issued and outstanding at April 30, 2006 and 2005, respectively	60	58
Additional paid-in capital	285,112	263,102
Accumulated other comprehensive income (loss)	1,092	(25)
Treasury stock, 5,870,000 shares at April 30, 2006 and zero shares at April 30, 2005	(79,568)	—
Retained earnings	216,111	126,963

Total stockholders’ equity	422,807	390,098

Total liabilities, minority interest and stockholders’ equity	$577,269	$479,833

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended April 30,
	2006	2005	2004
Revenues	$491,926	$388,062	$318,123
Cost of revenues	310,250	231,508	194,106

Gross profit	181,676	156,554	124,017

Operating expenses:
Research, development and related	40,572	25,494	15,568
Selling, general and administrative	35,320	29,012	22,387

Total operating expenses	75,892	54,506	37,955

Income from operations	105,784	102,048	86,062
Interest income, net	8,949	4,218	1,696
Other income (loss), net	933	(173)	1,250

Income before income taxes and minority interest	115,666	106,093	89,008

Provision for income taxes	23,133	29,706	30,263
Minority interest	3,385	—	—

Net income	$89,148	$76,387	$58,745

Net income per share:
Basic	$1.64	$1.35	$1.11

Diluted	$1.56	$1.24	$0.98

Shares used in computing net income per share:
Basic	54,268	56,688	52,856

Diluted	56,958	61,566	59,688

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)

					Accumulated		Retained
				Additional	Other		Earnings
	Common Stock		Deferred	Paid-in	Comprehensive	Treasury	(Accumulated		Comprehensive
	Shares	Amount	Compensation	Capital	Income (Loss)	Stock	Deficit)	Total	Income
Balance at May 1, 2003	46,805,816	$47	$(159)	$104,824	$—	$—	$(8,169)	$96,543	$15,324

Exercise of stock options	2,824,297	3	—	11,970	—	—	—	11,973
Employee stock purchase plan	395,554	—	—	1,345	—	—	—	1,345
Grant of fully-vested options to non-employees	—	—	—	963	—	—	—	963
Tax benefits from stock options	—	—	—	17,294	—	—	—	17,294
Secondary public offering of common stock	6,186,452	6	—	113,009	—	—	—	113,015
Amortization of deferred compensation	—	—	139	—	—	—	—	139
Translation loss	—	—	—	—	(5)	—	—	(5)	$(5)
Unrealized gain on available- for-sale securities	—	—	—	—	1	—	—	1	1
Net income	—	—	—	—	—	—	58,745	58,745	58,745

Balance at April 30, 2004	56,212,119	56	(20)	249,405	(4)	—	50,576	300,013	$58,741

Exercise of stock options	934,326	1	—	3,835	—	—	—	3,836
Employee stock purchase plan	119,690	—	—	1,564	—	—	—	1,564
Grant of fully-vested options to non-employees	—	—	—	938	—	—	—	938
Tax benefits from stock options	—	—	—	2,104	—	—	—	2,104
Shares issued for CDM Optics acquisition	368,206	1	—	5,256	—	—	—	5,257
Amortization of deferred compensation	—	—	20	—	—	—	—	20
Translation gain	—	—	—	—	1	—	—	1	$1
Unrealized loss on available- for-sale securities	—	—	—	—	(22)	—	—	(22)	(22)
Net income	—	—	—	—	—	—	76,387	76,387	76,387

Balance at April 30, 2005	57,634,341	58	—	263,102	(25)	—	126,963	390,098	$76,366

Exercise of stock options	1,992,887	2	—	17,584	—	—	—	17,586
Employee stock purchase plan	116,397	—	—	1,565	—	—	—	1,565
Purchase of stock for treasury	(5,870,000)			—	—	(79,568)		(79,568)
Grant of fully-vested options to non-employees	—	—	—	6	—	—	—	6
Tax benefits from stock options	—	—	—	2,855	—	—	—	2,855
Translation gain	—	—	—	—	1,142	—	—	1,142	$1,142
Unrealized loss on available- for-sale securities	—	—	—	—	(25)	—	—	(25)	(25)
Net income	—	—	—	—	—	—	89,148	89,148	89,148

Balance at April 30, 2006	53,873,625	$60	$—	$285,112	$1,092	$(79,568)	$216,111	$422,807	$90,265

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended April 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$89,148	$76,387	$58,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,598	3,037	1,952
Stock-based compensation	6	958	1,102
Tax benefits from stock option exercises	2,855	2,104	17,294
Minority interest in net loss of consolidated affiliates	3,385	—	—
Equity investment (gain) loss, net	(847)	149	—
Loss on disposal of fixed assets	19	96	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(6,049)	(5,870)	(34,380)
Inventories	3,414	(16,374)	(25,160)
Refundable and deferred income taxes	3,709	1,391	1,124
Prepaid expenses and other current assets	(6,713)	(161)	(1,415)
Accounts payable	15,449	(1,939)	15,395
Accrued expenses and other current liabilities	6,577	1,362	2,976
Accrued income taxes payable	19,784	31,019	87
Deferred income	846	(3,402)	5,955
Deferred tax liabilities	(5,314)	—	—

Net cash provided by operating activities	136,867	88,757	43,675

Cash flows from investing activities:
Restricted cash	—	1,072	(1,072)
Purchases of short-term investments	(184,372)	(194,533)	(179,829)
Proceeds from sales or maturities of short-term investments	194,322	171,050	100,646
Purchases of property, plant and equipment, net of sales	(22,655)	(1,483)	(10,118)
Proceeds from consolidation of VisEra, net of cash payments	13,792	—	—
Payment for acquisition of CDM Optics, Inc., net of cash acquired	—	(13,528)	—
Consolidation of Silicon Optronics, Inc.	—	2,662	—
Additional investment made in Silicon Optronics, Inc.	—	(2,078)	—
Purchases of long-term investments	(12,471)	—	(4,265)
Purchases of intangible assets	(5,500)	(1,460)	—

Net cash used in investing activities	(16,884)	(38,298)	(94,638)

Cash flows from financing activities:
Proceeds from short-term borrowings of consolidated affiliate	3,981	—	—
Repayment of short-term borrowings of consolidated affiliate	(3,981)	—	—
Payment of capital lease obligations	(27)	—	—
Cash contribution by minority shareholder	9,500	—	—
Proceeds from issuance of common stock, net	—	—	113,015
Proceeds from exercise of stock options and employee stock purchase plan	19,151	5,400	13,318
Payments for repurchases of common stock	(79,568)	—	—

Net cash provided by (used in) financing activities	(50,944)	5,400	126,333

Effect of exchange rate changes on cash and cash equivalents	731	(55)	(5)

Net increase in cash and cash equivalents	69,770	55,804	75,365
Cash and cash equivalents at beginning of period	170,457	114,653	39,288

Cash and cash equivalents at end of period	$240,227	$170,457	$114,653

Supplemental cash flow information:
Taxes paid	$2,474	$310	$13,810

Interest paid	$20	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital equipment	$393	$—	$—

Shares issued for CDM Optics, Inc. acquisition	$—	$5,257	$—

Escrow shares to be issued in connection with CDM Optics, Inc. acquisition	$—	$2,095	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended April 30, 2006, 2005 and 2004
Note 1 — OmniVision and Summary of Its Significant Accounting Policies
The Company
          OmniVision Technologies, Inc. and its subsidiaries (“OmniVision” or the “Company”) design, develop, manufacture and market semiconductor image sensor devices. The Company’s main product, a device called the CameraChipTM image sensor, is used to capture an image and is used in a number of commercial and consumer mass-market applications. The Company’s CameraChip image sensor is designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. The Company was incorporated in California in May 1995 and reincorporated in Delaware in March 2000.
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
Reclassifications
          In this report, the Company has revised the classification of certain previously reported amounts to conform to the current period presentation. The Company revised the classification of certain variable rate demand notes from cash and cash equivalents to short-term investments as of January 31, 2006 and for all prior periods. As of April 30, 2006 and 2005, the Company held approximately $26.0 million and $33.6 million of these variable rate demand notes, respectively. These revisions had no impact on the results of operations of the Company. The following table summarizes the balances as previously reported and as revised (in thousands):

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	Revised	As Reported	Revised
April 30, 2005	$204,057	$170,457	$90,658	$124,258
April 30, 2004	$124,653	$114,653	$90,558	$100,558
          The Company’s revision of the classification of variable rate demand notes affects the following line items in the Statements of Cash Flows for fiscal 2005 and 2004 (in thousands):

	Cash Flows Activity
	As Reported	Revised
Fiscal 2005:
Purchases of short-term investments	$(148,233)	$(194,533)
Proceeds from sales or maturities of short-term investments	$148,350	$171,050
Net increase in cash and cash equivalents	$79,404	$55,804
Cash and cash equivalents at beginning of period	$124,653	$114,653
Cash and cash equivalents at end of period	$204,057	$170,457

Fiscal 2004:
Purchases of short-term investments	$(169,829)	$(179,829)
Proceeds from sales or maturities of short-term investments	$100,646	$100,646
Net increase in cash and cash equivalents	$85,365	$75,365
Cash and cash equivalents at end of period	$124,653	$114,653
Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs regarding what could occur in the future considering available information. Actual results could differ from these estimates.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its consolidated affiliates. All significant inter-company accounts and transactions have been eliminated.
Foreign Currency Translation
          The functional currencies of the Company’s wholly-owned subsidiaries are the local currencies with the exception of the Company’s subsidiary located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, for which the functional currency is the U.S. dollar. The functional currency of the Company’s two consolidated affiliates, VisEra and SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for fiscal 2006, 2005 and 2004 were not significant.
          The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income (loss)” in stockholders’ equity.
Cash and Cash Equivalents
          The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, certificates of deposit and money market funds that are stated at cost, which approximates fair value.
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
Short-Term Investments
          The Company’s short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and government debt securities maturing in twelve months or less from the date of purchase. The Company also invests in auction rate securities which have a final maturity date of up to thirty years but whose interest rate is reset principally up to every 35 days, and in variable rate demand notes, which have a final maturity date of up to thirty years but whose interest rate is reset at varying intervals typically between 1 and 7 days. The market for auction rate securities is highly liquid and the Company has always been able to sell its holdings at par on a reset date. Variable rate demand notes can be readily liquidated at any interest rate reset date either by putting them back to the original issuer or by putting them to a third party remarketer as generally provided in the original prospectus. To date, the Company has always been able to redeem its holdings of these securities in accordance with their terms, and the Company believes that the risk of non-redemption is minimal. Consequently, these securities are available for use in current operations, and in accordance with Accounting Research Bulletin 43, they are classified as short-term investments.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
          Short-term investments are reported at fair value at April 30, 2006 and 2005. Unrealized gains or losses are recorded in stockholders’ equity and included in “Accumulated other comprehensive income (loss)”. Declines in value judged to be other than temporary, of which there were none in the periods presented, would be recorded in operations at the time such judgment was made.
Accounts Receivable
          Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Allowances for doubtful accounts and sales returns are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, returns and discounts experience, and current economic trends. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company sets it allowance for sales returns and allowances through evaluation of historical sales returns and other known factors and provides for estimated sales returns in the same period it records the related revenues. To estimate sales returns and allowances, the Company analyzes potential customer specific product application issues, potential quality and reliability issues and historical returns. The Company evaluates quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenues.
Fair Value of Financial Instruments
          Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and other current liabilities approximate fair value.
Property, Plant and Equipment
          Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Building/leasehold improvements	Shorter of 20 years or life of lease
Machinery and equipment	3–10 years
Furniture and fixtures	3–7 years
          Construction in progress includes only materials cost, and is not subject to depreciation until the underlying items are placed into production.
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
          The Company records allowances to reduce the carrying value of inventories to their net realizable value when the Company believes that the net realizable value is less than cost. The Company also records allowances for

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months.
Goodwill
          The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit (the Company has one reporting unit) to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.
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
Warranty for Defective Products
          The Company warrants to its customers that its products will work in accordance with their respective specifications. Due to the cost and other complexities associated with rectifying any product defects, the Company does not repair any defective products. If a product is defective, the customer notifies the Company and, with the Company’s approval, returns the defective product. The Company then sends replacement products to the customer. Accordingly, the Company accounts for any exposure related to defective products as a portion of its allowance for sales returns.
Land Use Right Acquired in China
          In December 2000, the Company established a Chinese subsidiary to conduct testing operations in China. Subsequently, the Company constructed a manufacturing facility in Shanghai owned by the Chinese subsidiary. This manufacturing facility was placed in service in July 2003. The Chinese subsidiary does not own the land that underlies the facility but holds a “land use right” that was acquired from the local Chinese government in December 2000 for approximately $0.8 million, and entitles the Company to use the land for 50 years. The cost of the land use right was recorded as a component of property, plant and equipment and is being depreciated over 50 years, the useful life of the right.
Treasury Stock
          The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
Revenue Recognition
          For shipments to customers without agreements that allow for returns or credits, principally original equipment manufacturers (“OEMs”) and value added resellers (“VARs”), the Company recognizes revenue using the “sell-in” method. Under this method, the Company recognizes revenue upon the shipment of products to the customer

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. The Company provides for future returns including potential defective product based on historical experience at the time revenue is recognized.
          For shipments to distributors under agreements allowing for returns or credits, the Company recognizes revenue using the “sell-through” method under which the Company defers revenue until the distributor resells the product to the Company’s end-user customer and the Company is notified in writing by the distributor of such sale. The amount billed to these distributors less the cost of inventory shipped to but not yet sold by the distributors is shown net on the consolidated balance sheets as deferred income.
          In addition, the Company recognizes revenue from the provision of services to a limited number of its customers by its wholly-owned subsidiary, CDM Optics, Inc. (“CDM”) and by its consolidated affiliate, VisEra. The Company recognizes the CDM-associated revenue under fixed-price, milestone-based and cost-plus contract arrangements. The Company recognizes CDM-associated revenue each month based upon the proportional performance of the contract as hours are incurred relative to the total estimated hours. CDM-associated revenue has not been material in any of the periods presented. For production services, the Company recognizes revenue when the production is complete and the product is shipped to the customer.
Research, Development and Related
          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the Company recognizes the costs associated with the internal development of intellectual property rights as expense when incurred. These costs include expenses associated with patent, copyright, trademark and trade secrets.
Income Taxes
          The Company accounts for deferred income taxes using the liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit of deferred tax assets will not be realized.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
Stock-Based Compensation
          The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the Financial Accounting Standards Board (“FASB”) Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123” (“SFAS No. 148”). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Deferred stock-based compensation is then amortized over the vesting period of the option on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. SFAS No. 123 describes a “fair value” based method of accounting for an employee stock option or similar equity instrument. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee grants compensation and is referenced to in this Note as “as adjusted” (in thousands, except per share amounts):

	Year Ended April 30,
	2006	2005	2004
Net income, as reported	$89,148	$76,387	$58,745
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	14	561
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	19,164	24,422	16,645

As adjusted net income	$69,984	$51,979	$42,661

Net income per share — Basic:
As reported	$1.64	$1.35	$1.11

As adjusted	$1.29	$0.92	$0.81

Net income per share — Diluted:
As reported	$1.56	$1.24	$0.98

As adjusted	$1.29	$0.92	$0.80

Shares used in computing net income per share — Basic:
As reported	54,268	56,688	52,856

As adjusted	54,268	56,688	52,856

Shares used in computing net income per share — Diluted:
As reported	56,958	61,566	59,688

As adjusted	54,268	56,688	53,005

          The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Offered to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing model. The amount of compensation expense for certain stock option awards issued to consultants for services is accounted for using the variable accounting method, and is included in the related line item of the Consolidated Statements of Income.
Comprehensive Income (loss)
          Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for fiscal 2006, 2005 and 2004, was $90.3 million, $76.4 million

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
and $58.7 million, respectively, and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries.
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
Minority Interest
          Minority interest in the Company’s consolidated financial statements results from the accounting for the acquisition of a noncontrolling interest in a consolidated subsidiary. Minority interest represents a partially owned subsidiary’s income, losses, and components of other comprehensive income which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests. As a result, the Company deducts from net income the 51% interest that it does not own in the net income of SOI, which the Company included in its consolidated operating results for the first time beginning in the three months ended July 31, 2005. In addition, the Company deducts from net income the 54% interest that it does not own in the net income of VisEra, which the Company included in its consolidated operating results for the first time beginning in the three months ended October 31, 2005. In fiscal 2006, approximately $1.4 million represents the 51% interest that the Company does not own in the net income of SOI and approximately $2.0 million represents the 54% interest that the Company does not own in the net income of VisEra. There was no minority interest in fiscal 2005 and fiscal 2004.
Recent Accounting Pronouncements
          On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments, (“SBPs”), to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. As required by SFAS No. 123(R), as amended by the Securities and Exchange Commission in April 2005, the Company will adopt the revised Statement in its fiscal quarter ending July 31, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Beginning in the fiscal quarter ending July 31, 2006, the Company will adopt the provisions of SFAS No. 123(R). Under the new standard, the Company’s estimate of compensation expense will require a number of complex and subjective assumptions including, but not limited to, our stock price volatility, employee exercise patterns (expected life of the options), anticipated future forfeitures and related tax effects. The Company will recognize share-based payments, or SBP compensation expense for awards issued after May 1, 2006 on a straight-line basis over the vesting period of the award. For awards issued prior to May 1, 2006, the Company will recognize SBP compensation expense based on FASB Interpretation 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25,” which provides for accelerated expensing. The Company is currently assessing the impact of adopting SFAS No. 123(R) and expects the impact upon adoption in fiscal year 2007 to have a material adverse impact on its reported results of operations although it will not have a material impact on the Company’s consolidated financial position or cash flows. The exact impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs to that model.
          On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R), “Shared-Based Payment,” and certain SEC rules and regulations.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
SAB 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive. The Company will apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).
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
          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Company’s adoption of the provisions of SFAS No. 155 is not expected to impact its financial condition, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
Note 2 — Short-Term Investments
          Available-for-sale securities at April 30, 2006 and 2005 were as follows (in thousands):

	As of April 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds and notes	$95,445	$—	$(39)	$95,406
Commercial paper	18,900	—	(28)	18,872

	$114,345	$—	$(67)	$114,278

Contractual maturity dates, less than one year				$36,648
Contractual maturity dates, one year to 34 years(1)				77,630

				$114,278

	As of April 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government debt securities	$34,662	$—	$(20)	$34,642
Municipal bonds and notes	75,150	—	—	75,150
Commercial paper	14,482	—	(16)	14,466

	$124,294	$—	$(36)	$124,258

Contractual maturity dates, less than one year				$49,108
Contractual maturity dates, one year to 30 years(1)				75,150

				$124,258

(1)	Represents auction rate securities, which have a maturity date of up to thirty years with the interest rate being reset principally up to every 35 days and variable rate demand notes, which have a final maturity date of up to thirty-four years but whose interest rate is reset at varying intervals typically between 1 and 7 days.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
Note 3 — Balance Sheet Accounts

	April 30,
	2006	2005
	(in thousands)
Cash and cash equivalents:
Cash	$8,597	$31,564
Money market funds and certificates of deposit	197,030	123,976
Commercial paper	34,600	14,917

	$240,227	$170,457

Accounts receivable:
Accounts receivable	$73,412	$66,270
Less: Allowance for doubtful accounts	(1,067)	(1,237)
Allowance for sales returns	(6,429)	(5,293)

	$65,916	$59,740

Inventories:
Work in progress	$34,310	$26,957
Finished goods	20,663	31,472

	$54,973	$58,429

Prepaid expenses and other current assets:
Prepaid expenses	$2,758	$1,971
Deposits and other	4,556	540
Interest receivable	1,844	31

	$9,158	$2,542

Property, plant and equipment, net:
Buildings and land use right	$7,163	$7,013
Buildings/leasehold improvements	2,702	1,909
Machinery and equipment	34,185	15,654
Furniture and fixtures	713	250
Software	2,280	1,866
Construction in progress	3,248	18

	50,291	26,710
Less: Accumulated depreciation and amortization	(12,281)	(7,368)

	$38,010	$19,342

Accrued expenses and other current liabilities:
Employee compensation	$5,301	$2,937
Third party commissions	1,876	2,555
Acquisition costs	2,095	2,095
Professional services	2,494	1,359
Noncancelable purchase commitments	2,627	—
Other	6,958	5,250

	$21,351	$14,196

Note 4 — Long-Term Investments
          Long-term investments as of April 30, 2006 and 2005 consisted of the following (in thousands):

	April 30,
	2006	2005
ImPac	$2,130	$2,116
XinTec	16,543	2,845
VisEra	—	1,853

Total	$18,673	$6,814

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
ImPac Technology Co., Ltd.
          In June 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded equity income of $14,000 for its portion of the net income in fiscal 2006, recorded by ImPac. For fiscal 2005, the Company recorded an equity loss of $0.6 million in “Other income (loss), net”, as its portion of the net loss of ImPac. (See Note 18.)
XinTec, Inc.
          In October 2005, pursuant to the terms of the Amended VisEra Agreement, VisEra Cayman completed the acquisition from existing shareholders of shares of XinTec, Inc. (“XinTec”) representing approximately 29.6% of the issued and outstanding shares of XinTec, a Taiwan-based supplier of chip-scale packaging services, in which the Company already held an approximate eight percent interest. The Company accounts for its investment in XinTec under the equity method. For the fiscal year ended April 30, 2006, the Company recorded an equity gain of $1.3 million. Prior to fiscal 2006, the Company recorded its investment in XinTec under the cost method. The Company’s purchases of services from XinTec are at arm’s length.
          The following table presents the summary combined financial information of XinTec and ImPac, as derived from the XinTec and ImPac financial statements for the fiscal year ended April 30, 2006, 2005 and 2004 and as of April 30, 2006 and 2005 (in thousands):

	Year Ended April 30,
	2006	2005	2004
Operating data:
Revenues	$62,536	$38,934	$38,357
Gross profit	11,214	2,326	6,160
Income (loss) from operations	5,440	(2,655)	2,765
Net income (loss)	4,250	(3,108)	2,196

	April 30,
	2006	2005
Balance sheet data:
Current assets	$37,617	$29,667
Long-term assets	52,025	47,750
Current liabilities	20,522	8,862
Long-term liabilities	17,093	22,262
          The differences between United States and Taiwanese generally accepted accounting principles did not materially impact the amounts reflected in the Company’s financial statements.
Silicon Optronics, Inc.
          In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) to establish a joint venture in Taiwan. The purpose of the joint venture, which is called SOI, is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company has contributed approximately $2.1 million to SOI in exchange for an ownership percentage of approximately 49%. In March 2005, the Company assumed control of the board of directors of SOI and as of April 30, 2005, consolidated SOI for the first time. At April 30, 2005, SOI’s total assets were approximately $6.5 million. Prior to March 31, 2005, the

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
Company accounted for SOI under the equity method, and in fiscal 2005 recorded equity income of $0.1 million for its portion of the net income of SOI. (See Note 18.)
VisEra Technologies Company, Ltd.
          In August 2005, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended VisEra Agreement”) with Taiwan Semiconductor Manufacturing Co., Ltd. (“TSMC”), VisEra, and VisEra Holding Company (“VisEra Cayman”). The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to complementary metal oxide semiconductor image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands. VisEra will become a wholly-owned subsidiary of VisEra Cayman and VisEra Cayman will complete the transactions contemplated by the Amended VisEra Agreement.
          Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million, which commitments may be met or discharged in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra and VisEra Cayman. To date the Company has contributed $18.5 million to VisEra and VisEra Cayman, including $17.0 million contributed by the Company during fiscal 2006. A minimum of an additional $6.5 million in cash or asset contributions will be made by the Company and TSMC, with the remaining $15.0 million to be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra Cayman. At a future date yet to be determined, the Company expects to contribute approximately $20.5 million of assets to the joint venture, including technology and plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed by the Company exceeds the balance of the Company’s commitment, the Company will receive cash from VisEra Cayman.
          As a result of the additional investment that the Company and TSMC made in VisEra during the quarter ending October 31, 2005, the Company’s and TSMC’s interest each increased from 25% to 43%, and consequently the Company re-evaluated its accounting for VisEra in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The Company concluded that, as a result of its step acquisition of VisEra, and because substantially all of the activities of VisEra either involve or are conducted on behalf of the Company, VisEra is a variable interest entity. Since the Company is the source of virtually all of VisEra’s revenues, the Company has a decisive influence over VisEra’s profitability. Accordingly, the Company considers itself to be the primary beneficiary of VisEra, and includes VisEra’s financial results in its consolidated financial statements. In the quarter ended January 2006, the Company increased its interest in VisEra from 43% to 46% through purchases of unissued shares.
          All other material terms of the original Shareholders’ Agreement remain in effect. (See Note 17.)
          In January 2006, in accordance with the Amended VisEra Agreement, VisEra purchased color filter processing equipment and related assets from TSMC for an aggregate price equivalent to $16.9 million. In connection with the purchase, VisEra entered into a three-year lease agreement with TSMC. Under this agreement, VisEra leases from TSMC approximately 14,000 square feet of factory and office space where the assets are located at an annual cost of approximately $2.4 million.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
Note 5 — Acquisition of CDM Optics, Inc.
          In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM. CDM is the exclusive licensee from an affiliate of the University of Colorado of a technology known as Wavefront Coding™ technology. The closing consideration consisted of $10.0 million in cash and approximately 515,000 shares of OmniVision common stock, representing $10.0 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers and will be retained until final resolution, if any, of any indemnification claims, if any, arising on or before the 18-month anniversary of the closing of the merger. The Company is obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology.
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
          CDM and the costs associated with the acquisition are included in the consolidated balance sheets at April 30, 2006 and 2005. CDM’s results of operations have been included in the Company’s consolidated financial statements commencing in fiscal 2006. (See Note 6.)
          In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price to tangible assets, intangible assets and liabilities based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The purchase consideration has been allocated as follows, based on the estimated fair value of asset acquired and liabilities assumed (in thousands):

Fair
Value
Purchase consideration:
Cash	$13,000
OmniVision common stock	7,352
Acquisition costs	729

Total purchase consideration	$21,081

	Fair	Amortization
	Value	Period
Allocation:
Current assets, net	$339
Property, plant and equipment	97
Core technology	17,800	5 years
Patents	5,800	5 years
Trademarks and tradenames	1,400	5 years
Customer contracts and related relationships	100	3 years
Goodwill	4,892
Deferred tax liability	(9,347)

Total	$21,081

          In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
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
          Goodwill represents the excess of the purchase price of CDM over the fair value of net tangible and intangible assets acquired after the provision for the deferred tax liability, which represents the difference between the book and tax basis of the intangibles acquired.
          The goodwill is not expected to be deductible for tax purposes.
          The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of CDM had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below (in thousands, except per share amounts) include pro forma adjustments for amortization of acquired intangibles, of $4.9 million and $5.0 million for fiscal 2005 and 2004, respectively:

	Year Ended April 30,
	2005	2004
Revenues	$390,159	$320,229

Net income	$72,638	$55,673

Net income per common share – basic	$1.27	$1.05

Net income per common share – diluted	$1.17	$0.92

Note 6 — Intangible Assets
          In September 2004, the Company purchased certain intellectual property rights that have been recorded in Other non-current assets. In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM Optics, Inc., or CDM. (See Note 5.) In fiscal 2006, the Company purchased approximately $5.5 million consisting of a $4.0 million licensing fee in connection with the use of a CMOS patent and a $1.5 million licensing fee paid by VisEra to TSMC in accordance with the provisions of the Amended VisEra Agreement.
          Intangible assets as of April 30, 2006 consist of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value
Core technology	$17,800	$3,560	$14,240
Patents and licenses	11,260	1,865	9,395
Other intangible assets	1,525	102	1,423
Trademarks and tradenames	1,400	280	1,120
Customer relationships	100	33	67

Intangible assets, net	$32,085	$5,840	$26,245

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
          Intangible assets as of April 30, 2005 consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value
Core technology	$17,800	$—	$17,800
Patents and licenses	7,260	146	7,114
Trademarks and tradenames	1,400	—	1,400
Customer relationships	100	—	100

Intangible assets, net	$26,560	$146	$26,414

          During fiscal 2006 and 2005, the Company recorded $5.7 million and $146,000, respectively, in total amortization expense of intangible assets. The total expected future annual amortization of these intangible assets are as follows (in thousands):

Years Ended April 30,
2007	$6,430
2008	6,430
2009	6,397
2010	6,251
2011	737
Thereafter	—

Total	$26,245

Note 7 — Credit Facilities of Consolidated Affiliates
          VisEra maintains three unsecured lines of credit with three commercial banks and one unsecured line of credit with a financial institution, which provide a total of approximately $12.8 million in available credit. All borrowings under the four lines of credit maintained by VisEra bear interest at the market interest rate prevailing at the time of borrowing. SOI maintains four unsecured lines of credit with two commercial banks, which provide a total of approximately $2.9 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at April 30, 2006, there were no borrowings outstanding under these facilities.
Note 8 — Capital Lease Obligations
          In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $15,000 through February 2009. Accordingly, the Company recorded a capital asset for $0.4 million that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of April 30, 2006, $0.4 million was outstanding under the capital lease, $0.3 million of which was classified as a long-term obligation.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
Note 9 — Income Taxes
          The provision for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2006	2005	2004
Current:
Federal	$13,761	$16,764	$28,195
State	3	1	—
Foreign	11,351	11,591	1,095

Total current	25,115	28,356	29,290

Deferred:
Federal	(939)	1,879	(448)
State	(914)	(529)	1,421
Foreign	(129)	—	—

Total deferred	(1,982)	1,350	973

Total provision	$23,133	$29,706	$30,263

          Income before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2006	2005	2004
United States	$3,375	$19,563	$49,276
International	112,291	86,530	39,732

Total	$115,666	$106,093	$89,008

          The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% to pretax income from operations as a result of the following (in thousands)

	Year Ended April 30,
	2006	2005	2004
Statutory federal income tax	$40,483	$37,133	$31,153

State income tax benefit, net of federal tax benefits	(592)	(343)	924
Amortization of stock compensation	(34)	7	385
Foreign rate differential	(16,196)	(5,786)	(1,469)
Tax credits	(907)	(1,235)	(1,220)
Other	379	(70)	490

Tax provision	$23,133	$29,706	$30,263

          Management regularly assess the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. Deferred tax assets in the amount of $9.5 million at April 30, 2006 pertain to federal and California tax credit carryovers. Management believes it is more likely than not that the Company will not realize such deferred tax assets; therefore, a valuation allowance has been established against the deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, $4.4 million of the tax benefit resulting from the exercise of employee stock options will be accounted for as a credit to stockholders’ equity rather than a reduction of the income tax expense in the year such event occurs.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
          The components of deferred tax liabilities included in the consolidated balance sheets are (in thousands):

	April 30,
	2006	2005
Net operating loss carryforwards	$512	$292
Tax credits	9,528	1,842
Reserves	3,159	3,392
Fixed assets	499	385
Intangible assets	(7,261)	(9,149)
Accruals and other	681	1,054

	7,118	(2,184)
Valuation allowance	(9,264)	(1,761)

Net deferred tax liabilities	$(2,146)	$(3,945)

          As of April 30, 2006, the Company has federal and state research and development credits of approximately $2.2 million and $6.6 million, respectively. If not utilized, the federal credits will begin to expire in fiscal 2012 and the state credits will be carried over indefinitely. As of April 30, 2006, the Company also has federal minimum tax credits of approximately $0.3 million that will be carried over indefinitely.
          The Company has not provided federal, state, and foreign withholding taxes on approximately $112.3 million of undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested.
          The Company is subject to income taxes in the United States and numerous foreign tax jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. There are transactions in the ordinary course of our business where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.”
Note 10 — Net Income Per Share
          Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.
          Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the years ended April 30, 2006, 2005 and 2004, 2,718,909, 3,005,800 and 220,000 shares of common stock, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the average trading price of the Company’s common stock as reported on The Nasdaq Stock Market for the periods presented).
          The Company’s earnings per share were calculated under the provisions of the Statement of Financial Accounting Standards (or “SFAS”) No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per shares computations based on the consolidated group’s holding of the subsidiary’s securities. In February 2005, SOI issued options exercisable for 1,400,000 shares of its own common stock. In the calculation of its earnings per share for fiscal 2006, the Company included the effect of SOI’s options in its consolidated earnings per share.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
          The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2006	2005	2004
Basic:
Numerator:
Net income	$89,148	$76,387	$58,745

Denominator:
Weighted average shares	54,268	56,691	52,914
Weighted average unvested common stock subject to repurchase	—	(3)	(58)

Weighted average common shares for net income per share	54,268	56,688	52,856

Basic net income per share	$1.64	$1.35	$1.11

Diluted:
Numerator:
Net income	$89,148	$76,387	$58,745
Dilutive effect of SOI consolidation	(47)	—	—

Net income for diluted computation	$89,101	$76,387	$58,745

Denominator:
Denominator for basic net income per share	54,268	56,688	52,856
Weighted average effect of dilutive securities:
Common stock options	2,690	4,875	6,774
Unvested common stock subject to repurchase	—	3	58

Weighted average common shares for diluted net income per share	56,958	61,566	59,688

Diluted net income per share	$1.56	$1.24	$0.98

Note 11 — Stockholder Rights Plan
          In August 2001, the Company adopted a stockholders rights plan that, among other things, will allow the holder to buy common stock of the Company at a discount should an acquiring company or person attempt to obtain 15% or more of the outstanding common stock. The rights are redeemable by the Company at a price of $0.001 per right.
Note 12 — Common Stock
          The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2006 and 2005, 53,873,625 and 57,634,341 shares were issued and outstanding, respectively. As of April 30, 2006, 5,870,000 shares were held as treasury stock. As of April 30, 2005, no shares were held as treasury stock. In addition, as of April 30, 2006, 22,757,515 shares of common stock have been reserved for issuance under the Company’s employee stock option plans, the directors’ stock option plan and employee stock purchase plan.
          In connection with the CDM acquisition, the Company issued 515,000 shares of common stock representing $10 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers.
          In June 2005, the Company’s board of directors authorized management to use up to $100 million of the Company’s available cash in an open-market program to repurchase its common stock. Repurchases under the open-market program were authorized for a twelve-month period ended June 21, 2006. As of April 30, 2006, the

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.
          Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of voluntary or involuntary termination of employment of the stockholder. Of the shares issued to date, 5,540,100 shares of the Company’s common stock have been issued under restricted stock purchase agreements, under which the Company has the option to repurchase issued shares of common stock. Under these agreements, 20% of the Company’s repurchase rights lapse after one year. The remaining rights lapse quarterly over the following four years. As of April 30, 2006 and 2005, no such repurchase rights remained. As of April 30, 2004, 13,500 shares of common stock were unvested and subject to repurchase by the Company at the original exercise price.
Note 13 — Employee Stock Purchase and Stock Option Plans
2000 Employee Stock Purchase Plan
          The 2000 Employee Stock Purchase Plan was adopted by the board of directors in February 2000 and was adopted by the shareholders in March 2000. The 2000 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2000 Employee Stock Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or 4% of the Company’s outstanding common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The offering periods under this plan are the periods of approximately 24 months commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the periods ending twenty-four months later. (Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping.) The purchase period under this plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the start date of the offering period or on the end date of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of April 30, 2006, 1,662,025 shares had been purchased under the 2000 Employee Stock Purchase Plan.
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
For the Years Ended April 30, 2006, 2005 and 2004
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
          The following table summarizes stock option activities:

	Options outstanding
				Weighted
	Options			Average
	Available For			Price Per
	Grant	Number of Shares	Price Per Share	Share
Balance at May 1, 2003	1,788,688	7,308,738	—	$4.54
Replenished	2,925,362	—	—	—
Granted	(3,848,600)	3,848,600	$16.40 – $29.19	18.14
Exercised	—	(2,824,297)	0.15 – 21.11	4.24
Canceled	795,711	(795,711)	0.38 – 26.88	14.74

Balance at April 30, 2004	1,661,161	7,537,330	—	10.51
Replenished	3,140,530	—	—	—
Granted	(3,984,050)	3,984,050	11.21 – 23.44	19.58
Exercised	—	(934,326)	0.15 – 16.40	4.11
Canceled	840,827	(840,827)	1.42 – 26.88	16.87

Balance at April 30, 2005	1,658,468	9,746,227	—	14.28
Replenished	3,144,086	—	—	—
Granted	(1,931,169)	1,931,169	13.25 – 28.56	18.22
Exercised	—	(1,992,887)	0.13 – 26.88	8.83
Canceled	721,302	(721,302)	$2.25 – $26.88	15.83
Expired – 1995 Stock Option Plan	(551,500)	—	—	—

Balance at April 30, 2006	3,041,187	8,963,207	—	$16.22

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
          The following table summarizes information about stock options outstanding at April 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	April 30, 2006	Contractual Life	Exercise Price	April 30, 2006	Exercise Price
$0.15 — $6.01	1,588,026	5.32	$4.82	1,450,057	$4.71
$6.50 — $14.60	1,710,176	8.68	13.12	946,021	13.47
$15.76 — $15.76	249,500	9.05	15.76	62,000	15.76
$16.40 — $16.40	1,913,487	7.11	16.40	1,224,205	16.40
$17.27 — $23.24	884,859	8.74	19.02	222,015	20.02
$23.44 — $29.19	2,617,159	8.46	24.13	864,031	23.79

$0.15 — $29.19	8,963,207	7.70	$16.22	4,768,329	$13.76

Fair Value Disclosures
          Information regarding net income and net income per share, as adjusted, is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted during the years ended April 30, 2006, 2005 and 2004 was $9.36, $14.59 and $13.68, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.
          The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Employee Stock Option			Employee Stock Purchase
	Plans Year Ended April 30,			Plan Year Ended April 30,
	2006	2005	2004	2006	2005	2004
Risk-free interest rate	4.1%	3.2%	1.7%	4.0%	2.3%	1.5%
Expected term of options (in years)	3.5	3.4	3.5	0.5	0.5	0.5
Expected volatility	79%	123%	130%	46%	65%	130%
Expected dividend yield	0%	0%	0%	0%	0%	0%
          Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Stock Purchase Plan during the years ended April 30, 2006, 2005 and 2004 was $3.92, $4.37 and $5.88, respectively.
Note 14 — Treasury Stock
          On June 21, 2005, the Company’s Board of Directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company’s common stock. Repurchases under the open-market program were authorized for a twelve-month period ended June 21, 2006. As of April 30, 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
Note 15 — Risks and Uncertainties
          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables.
          The Company maintains cash and cash equivalents and short-term investments with various financial institutions, located in several different jurisdictions. Deposits held with banks may generally be redeemed upon demand and may exceed the limit of insurance provided on such deposits. All these deposits and other financial instruments are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. The Company has not sustained credit losses from instruments held at financial institutions.
          The Company’s products are primarily sold to OEMs, VARs and to distributors. The Company’s sales to significant customers as a percentage of revenues for the fiscal years indicated were as follows:

	Year Ended April 30,
	2006	2005	2004
Percentage of revenues:
Customer A	15%	19%		*
Customer B	14%	11%	17%
Customer C	12%	16%		*

*	Less than ten percent.
          The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer account receivables as a percentage of net accounts receivable for the fiscal years indicated were as follows:

	April 30,
	2006	2005
Percentage of accounts receivable, net:
Customer A	20%	22%
Customer B	18%	17%
Customer C	17%	11%

*	Less than ten percent.
          Certain of the Company’s wafer, color filter application and packaging services are obtained from a single source or a limited group of suppliers. The partial or complete loss of one or more of these sources could have at least a temporary adverse effect on the Company’s consolidated results of operations.
Note 16 — Segment and Geographic Information
          The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
          The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for fiscal years 2006, 2005 and 2004, respectively:

	Year Ended April 30,
	2006	2005	2004
OEMs and VARs	68.9%	79.4%	75.3%
Distributors	31.1	20.6	24.7

Total	100.0%	100.0%	100.0%

          Since our end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues by geography in the following table are based on the country or region in which our customers issue to us purchase orders (in thousands):

	Year Ended April 30,
	2006	2005	2004
Hong Kong	$188,928	$148,022	$103,437
Taiwan	97,467	72,977	68,665
Japan	57,422	69,393	21,641
China	98,774	58,975	74,041
South Korea	40,037	27,998	40,230
United States	4,771	3,049	3,932
All other	4,527	7,648	6,177

Total	$491,926	$388,062	$318,123

          The Company’s long-lived assets are located in the following countries (in thousands):

	April 30,
	2006	2005
Taiwan	$40,637	$8,401
China	17,146	16,640
United States	1,633	2,277
All other	456	352

	$59,872	$27,670

Note 17 — Commitments and Contingencies
Commitments
          In December 2000, the Company formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of HWSC is $30.0 million of which the Company funded $14.7 million through April 30, 2005. In December 2005, the Company funded an additional $5.0 million for a total of $19.7 million as of April 30, 2006. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded has been extended to January 17, 2007. The $19.7 million invested through April 30, 2006 was used primarily for payment to building contractors for the construction of facilities and the purchase of equipment.
          The Company has various commitments arising from the Amended VisEra Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra and VisEra Cayman. To date the Company has contributed $18.5 million to VisEra and VisEra Cayman. A minimum of

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
an additional $6.5 million in cash or asset contributions will be made by each of the parties, with the remaining $15.0 million to be made by additional investors, additional contributions by the parties, or a combination thereof, provided that the parties have and will maintain equal interests in VisEra Cayman. To the extent, if any, that the value of the assets contributed exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Note 4.)
          The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2010. At April 30, 2006, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2007	$7,859
2008	6,704
2009	5,821
2010	2,700
2011	—
Thereafter	—

Total	$23,084

          Rental expenses under all operating leases amounted to approximately $4.0 million, $2.2 million and $1.6 million for the years ended April 30, 2006, 2005 and 2004, respectively.
Litigation
          From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.
          On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against the Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including the Company, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to final Court approval and a number of other conditions. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. The Company further believes that the settlement will not have any material adverse affect on its financial condition, results of operations or cash flows.
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
For the Years Ended April 30, 2006, 2005 and 2004
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
          On October 20, 2005, another purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company is named solely as a nominal defendant against whom no monetary recovery is sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. The Company and individual defendants filed demurrers to the complaint. On May 15, 2006, the Court sustained the Company’s demurrer to the complaint with leave to amend on the grounds that plaintiff failed to make a pre-litigation demand on the Company’s Board of Directors and fails to sufficiently plead that demand is futile. Plaintiff has filed an amended complaint. The Company and individual defendants will file demurrers to the amended complaint.
Note 18 — Related Party Transactions
          In the second quarter of fiscal 2006, the Company entered into an agreement with ImPac (see Note 4) under which ImPac agreed to provide certain management and support services to HWSC. The Company compensates ImPac for the services provided in accordance with the Company’s policy regarding related party transactions. The agreement, which may be cancelled by either party at any time, was approved by the Company’s board of directors. During fiscal 2006, the Company paid ImPac approximately $0.5 million as compensation for management and support services. There were no such payments in fiscal 2005 and 2004. In addition, from August 2005 to present, Tsuey-Jiuan Chen, the president of ImPac, has also acted as president of HWSC. From August 2001 to April 2003, Tsuey-Jiuan Chen served on the Company’s board of directors.
          In January 2006, in accordance with the Amended VisEra Agreement (see Note 4), VisEra, the Company’s joint venture with TSMC, purchased from TSMC color filter processing equipment and related assets for an aggregate price equivalent to $16.9 million. In connection with the purchase, VisEra entered into a three-year lease agreement with TSMC. Under this agreement, VisEra leases from TSMC approximately 14,000 square feet of factory and office space where the assets are located. Under a related services contract, TSMC agreed to provide VisEra with certain manufacturing support services, such as mail delivery and receipt and reception services, at prices which approximate cost.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2006, 2005 and 2004
          The following table summarizes the transactions that the Company’s consolidated affiliates, SOI and VisEra engaged in with related parties in the ordinary course of business in each of the last three fiscal years (in thousands):

	Year Ended April 30,
	2006	2005	2004
SOI transactions with:

ImPac:
Purchases of manufacturing services	$5,700	$3,770	$—
Balance payable at year end	447	1,171	—
PSC:
Purchases of wafers	6,770	4,334	—
Rent and other services	45	493	—
Balance payable at year end	612	658	—
VisEra:
Purchases of manufacturing services	50	188	—
Balance payable at year end	—	143	—

VisEra transactions with:
ImPac:
Purchases of manufacturing services	12,420	6,677	1,913
Balance payable at year end	1,367	889	688
TSMC:
Purchases of manufacturing services	21,516	17,681	143
Rent, utilities and other services	1,832	856	371
Balance payable at year end	2,414	2,230	143
XinTec:
Purchases of manufacturing services	32,138	23,214	8,822
Balance payable at year end	$6,987	$3,513	$5,580
          The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.
Note 19 — Subsequent Event
          In May 2006, VisEra purchased certain equipment and intellectual property from Dai Nippon Printing Co., Ltd., or Dai Nippon, for approximately $3.1 million. Dai Nippon also made an investment in VisEra Holding of approximately $4.3 million, representing an approximate 3.6% interest in the common stock of VisEra.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,
	2005	2005	2006	2006
	(in thousands, except per share data)
Revenues	$95,994	$126,820	$137,283	$131,829
Cost of revenues	64,065	80,997	81,922	83,266
Gross profit	31,929	45,823	55,361	48,563
Net income	$14,382	$22,597	$29,636	$22,533
Net income per share:
Basic	$0.25	$0.42	$0.56	$0.42

Diluted	$0.25	$0.41	$0.53	$0.39

Shares used in computing per share amounts:
Basic	57,178	53,807	52,576	53,529

Diluted	58,194	55,486	55,547	57,229

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,
	2004	2004	2005	2005
	(in thousands, except per share data)
Revenues	$98,807	$84,436	$101,833	$102,986
Cost of revenues	59,068	46,213	60,370	65,857
Gross profit	39,739	38,223	41,463	37,129
Net income	$19,852	$17,794	$21,083	$17,658
Net income per share:
Basic	$0.35	$0.32	$0.37	$0.31

Diluted	$0.32	$0.28	$0.33	$0.30

Shares used in computing per share amounts:
Basic	56,315	56,485	56,710	57,251

Diluted	61,131	63,031	63,457	59,819

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of the Company’s chief executive officer and its chief financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management, including the Company’s chief executive officer and chief financial officer. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, the Company’s disclosure controls and procedures were effective as of April 30, 2006.
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
          The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the document entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate. Based on this evaluation, the Company’s management concluded that, as of April 30, 2006 the Company’s internal control over financial reporting was effective.
          The Company’s evaluation of the effectiveness of its internal control over financial reporting as of April 30, 2006 did not extend to the internal controls of VisEra which was consolidated during the current fiscal year (see Note 4). The Company excluded VisEra Technologies Company Limited (“VisEra”) from its assessment of internal control over financial reporting as of April 30, 2006 because the Company acquired an additional percentage of VisEra in a step acquisition transaction and as a result, first consolidated VisEra during fiscal 2006 (see Note 4.). VisEra is a subsidiary whose total assets and total revenues represent $58.7 million or 10% and $1.2 million or 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30, 2006.
          Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
          There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by this item concerning our directors is incorporated by reference to the sections captioned “Proposal 1 – Election of Directors” and “Corporate Governance” contained in our proxy statement related to our 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. “Business” under the heading “Executive Officers and Directors of the Registrant.”
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by this item is incorporated by reference to the section captioned “Related Party Transactions” contained in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          The information required by this item is incorporated by reference to the section captioned “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          (a) The following documents are filed as part of this Report:
1. Financial Statements. Refer to the financial statements filed as a part of this Report under “Item 8–Financial Statements and Supplementary Data.”
          2. Financial Statement Schedules. The following financial schedule is filed as part of this Report under “Schedule II–Valuation and Qualifying Accounts for the Years Ended April 30, 2006, 2005 and 2004.” All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
          3. Exhibits.

Exhibit
Number		Description
+2.1	(8)
Agreement and Plan of Merger by and among the Registrant, Ski-Jump Acquisition Corp, R.C. Mercure, Jr., W. Thomas Cathy, Jr. and Edward Dowski, Jr., CDM Optics, Inc., and R.C. Mercure, Jr., a representative of the CDM securityholders

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

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

4.5	(8)	Registration Rights Agreement dated April 19, 2005, by and among the Registrant and former holders of CDM Optics, Inc. securities

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

10.5	(4)	Lease Agreement between the Registrant and Caribbean/Geneva Investors and Crossman Partners, L.P., dated March 14, 2003, for the premises at 1341 Orleans Drive, Sunnyvale, California 94089-1136

*10.6	(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998

10.7	(2)
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

10.10 (b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders’ Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company and certain other parties

21.1		Subsidiaries of the Registrant

Exhibit
Number	Description
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on page 91)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

+	Schedules, exhibits and similar attachments to the Merger Agreement, as described therein, have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon its request.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.

(4)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(6)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

(7)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission March 31, 2005.

(8)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission April 25, 2005.

(9)	Incorporated by reference to an exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.

SCHEDULE II
OMNIVISION TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2006, 2005, and 2004
(In thousands)

	Balance at	Additions	Write-offs
	Beginning of	and Charges	and	Balance at
Description	Year	to Expenses	Deductions	End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended April 30, 2006	$1,237	$(81)	$89	$1,067

Fiscal year ended April 30, 2005	$1,780	$(543)	$—	$1,237

Fiscal year ended April 30, 2004	$915	$1,700	$835	$1,780

Deferred tax valuation allowance:
Fiscal year ended April 30, 2006	$1,761	$7,503	$—	$9,264

Fiscal year ended April 30, 2005	$1,260	$501	$—	$1,761

Fiscal year ended April 30, 2004	$—	$1,260	$—	$1,260

Allowance for sales returns:
Fiscal year ended April 30, 2006	$5,293	$2,303	$1,167	$6,429

Fiscal year ended April 30, 2005	$3,301	$6,224	$4,232	$5,293

Fiscal year ended April 30, 2004	$1,140	$4,372	$2,211	$3,301

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.

By:	/s/ Shaw Hong

Shaw Hong
President and Chief Executive Officer
Date: July 14, 2006
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
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shaw Hong Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	July 14, 2006

/s/ Peter V. Leigh Peter V. Leigh	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2006

/s/ Raymond Wu	Executive Vice President and Director	July 14, 2006
Raymond Wu

/s/ Joseph Jeng	Director	July 14, 2006

Joseph Jeng

/s/ Dwight Steffensen	Director	July 14, 2006

Dwight Steffensen

/s/ Andrew Wang	Director	July 14, 2006

Andrew Wang

EXHIBIT INDEX

Exhibit
Number		Description
+2.1	(8)
Agreement and Plan of Merger by and among the Registrant, Ski-Jump Acquisition Corp, R.C. Mercure, Jr., W. Thomas Cathy, Jr. and Edward Dowski, Jr., CDM Optics, Inc., and R.C. Mercure, Jr., a representative of the CDM securityholders

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

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

4.5	(8)	Registration Rights Agreement dated April 19, 2005, by and among the Registrant and former holders of CDM Optics, Inc. securities

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

10.5	(4)	Lease Agreement between the Registrant and Caribbean/Geneva Investors and Crossman Partners, L.P., dated March 14, 2003, for the premises at 1341 Orleans Drive, Sunnyvale, California 94089-1136

*10.6	(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998

10.7	(2)
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

*10.10 (b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders’ Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company and certain other parties

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on page 91)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

+	Schedules, exhibits and similar attachments to the Merger Agreement, as described therein, have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon its request.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 333-31926) as declared effective by the Securities and Exchange Commission on July 13, 2000.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A (Reg. No. 000-29939) as declared effective by the Securities and Exchange Commission on September 12, 2001.

(4)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(6)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

(7)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission March 31, 2005.

(8)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission April 25, 2005.

(9)	Incorporated by reference to an exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.