Form 10-Q
period 2006-07-31
OMNIVISION TECHNOLOGIES INC
filed 2006-09-08
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
     At September 5, 2006, 54,580,996 shares of common stock of the Registrant were outstanding, exclusive of 5,870,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	July 31,	April 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$256,718	$240,227
Short-term investments	120,754	114,278
Accounts receivable, net	72,026	65,916
Inventories	68,466	54,973
Refundable and deferred income taxes	1,695	1,708
Prepaid expenses and other current assets	10,401	9,158

Total current assets	530,060	486,260
Property, plant and equipment, net	42,450	38,010
Long-term investments	19,549	18,673
Goodwill	4,892	4,892
Intangibles, net	27,285	26,245
Other non-current assets	2,819	3,189

Total assets	$627,055	$577,269

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,788	$42,770
Accrued expenses and other current liabilities	21,414	21,351
Accrued income taxes payable	58,657	52,406
Deferred income	7,268	6,329
Current portion of capital lease obligations	106	152

Total current liabilities	137,233	123,008

Long-term liabilities:
Capital lease obligations, less current portion	277	308
Deferred tax liabilities	3,548	4,033

Total long-term liabilities	3,825	4,341

Total liabilities	141,058	127,349

Commitments and contingencies (Note 13)

Minority interest	32,690	27,113

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 60,368 issued and 54,498 outstanding at July 31, 2006 and 59,744 shares issued and 53,874 outstanding at April 30, 2006, respectively	60	60
Additional paid-in capital	299,544	285,112
Accumulated other comprehensive income	1,279	1,092
Treasury stock, 5,870 shares at July 31, 2006 and April 30, 2006	(79,568)	(79,568)
Retained earnings	231,992	216,111

Total stockholders’ equity	453,307	422,807

Total liabilities, minority interest and stockholders’ equity	$627,055	$577,269

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	July 31,
	2006	2005
Revenues	$136,875	$95,994
Cost of revenues	87,155	64,065

Gross profit	49,720	31,929

Operating expenses:
Research, development and related	16,842	8,477
Selling, general and administrative	12,451	6,778

Total operating expenses	29,293	15,255

Income from operations	20,427	16,674
Interest income, net	3,403	1,959
Other income, net	977	23

Income before income taxes and minority interest	24,807	18,656
Provision for income taxes	6,624	3,732
Minority interest	2,302	542

Net income	$15,881	$14,382

Net income per share:
Basic	$0.29	$0.25

Diluted	$0.28	$0.25

Shares used in computing net income per share:
Basic	54,401	57,178

Diluted	56,704	58,194

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 31,
	2006	2005
Cash flows from operating activities:
Net income	$15,881	$14,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,788	2,331
Stock-based compensation	6,455	2
Affiliate’s stock grants	179	—
Tax benefits from stock option exercises	—	563
Minority interest in net income of consolidated affiliates	2,302	542
Equity investments gain, net	(876)	(16)
Loss on disposal of property, plant and equipment	8	—
Changes in assets and liabilities:
Accounts receivable, net	(6,117)	5,154
Inventories	(13,568)	(2,980)
Refundable and deferred income taxes	—	77
Prepaid expenses and other current assets	(3,108)	(1,312)
Accounts payable	7,047	8,293
Accrued expenses and other current liabilities	106	(1,231)
Accrued income taxes payable	6,252	3,537
Deferred income	939	4,132
Deferred tax liabilities	(485)	(477)

Net cash provided by operating activities	18,803	32,997

Cash flows from investing activities:
Purchases of short-term investments	(58,122)	(78,249)
Proceeds from sales or maturities of short-term investments	51,528	63,300
Purchases of property, plant and equipment, net of sales	(6,137)	(248)
Purchases of intangible assets	(548)	—

Net cash used in investing activities	(13,279)	(15,197)

Cash flows from financing activities:
Payment of capital lease obligations	(39)	—
Cash contribution by minority shareholder	4,290	—
Proceeds from exercise of stock options and employee stock purchase plan	6,748	1,635
Payment for repurchases of common stock	—	(17,159)

Net cash provided by (used in) financing activities	10,999	(15,524)

Effect of exchange rate changes on cash and cash equivalents	(32)	(73)

Net increase in cash and cash equivalents	16,491	2,203
Cash and cash equivalents at beginning of period	240,227	170,457

Cash and cash equivalents at end of period	$256,718	$172,660

Supplemental cash flow information:
Taxes paid	$1,580	$—

Interest paid	$7	$—

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital equipment	$44	$—

Affiliate shares issued to affiliate employees	$459	$—

Affiliate cash dividend payable to minority shareholder	$245	$—

Change-of-interest benefit from minority shareholder cash contribution	$1,229	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Note 1 — Basis of Presentation
   Overview
     The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2006 and April 30, 2006 and for the three months ended July 31, 2006 and 2005 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2006 are derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (the “Form 10-K”).
     The results of operations for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007 or any other future period.
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

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	Revised	As Reported	Revised
July 31, 2005	$193,560	$172,660	$118,395	$139,295
     The Company’s revision of the classification of variable rate demand notes affects the following line items in the Statement of Cash Flows for the three months ended July 31, 2005 (in thousands):

	Cash Flow Activity
	As Reported	Revised
Purchases of short-term investments	$(35,149)	$(78,249)
Proceeds from sales or maturities of short-term investments	7,500	63,300
Net increase (decrease) in cash and cash equivalents	(10,497)	2,203
Cash and cash equivalents at beginning of period	204,057	170,457
Cash and cash equivalents at end of period	$193,560	$172,660

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
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
     In addition, the Company recognizes revenue from the provision of services to a limited number of its customers by its wholly-owned subsidiary, CDM Optics, Inc. (“CDM”) and by its consolidated affiliate, VisEra Technologies Company, Ltd. (“VisEra”). The Company recognizes the CDM-associated revenue under fixed-price, milestone-based and cost-plus contract arrangements. The Company recognizes CDM-associated revenue each month based upon the proportional performance of the contract as hours are incurred relative to the total estimated hours. CDM-associated revenue has not been material in any of the periods presented. For production services, the Company recognizes revenue when the production services are complete and the product has been shipped to the customer.
   Foreign Currency Translation
     The functional currencies of the Company’s wholly-owned subsidiaries are the local currencies with the exception of the Company’s subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., and in the Cayman Islands, OmniVision International Holding, Ltd., for which the functional currency is the U.S. dollar. Effective May 1, 2006, the functional currency of one of the Company’s consolidated affiliates, VisEra, also became the U.S. dollar. The change is made necessary by a significant increase in U.S. dollar-based transactions after VisEra’s entry into the color-filter business. The functional currency of Silicon Optronics, Inc., (“SOI”), the other consolidated affiliate of the Company, remains the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented.
     For subsidiaries with local currencies as the functional currencies, the assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries or consolidated affiliates with U.S. dollar functional currencies, non-monetary assets are re-measured into U.S. dollars with historical rates of exchange. Re-measurement gains and losses are included in Other Income, Net.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
   Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, government bonds, certificates of deposit and money market funds that are stated at cost, which approximates fair value.
     The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these instruments to the extent that such amounts represent cash balances in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
   Inventories
     Inventories are stated at the lower of cost, determined on first-in, first-out (“FIFO”) basis, or market.
     The Company records allowances to reduce the carrying value of inventories to their net realizable value when the Company believes that the net realizable value is less than cost. The Company also records allowances for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months.
   Stock-Based Compensation
     Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires all share-based payments to employees, including grants of employee stock options and employee stock purchases under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), to be recognized in the financial statements based on their respective grant date fair values. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and eliminates the pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS No. 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).
     The Company adopted SFAS No. 123(R) using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the quarter ended July 31, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 11.
     Under SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite service period of the award. The Company has chosen to recognize stock-based compensation expense using the straight-line attribution method. Black-Scholes requires the use of highly subjective, complex assumptions, including the expected term and the price volatility of the Company’s stock. SFAS No. 123(R) also requires forfeiture rates to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended July 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). This FSP grants one year from the later of the date of the FSP or the adoption

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
of SFAS No. 123(R) to the Company for determination of the one-time election for purposes of transition. As of July 31, 2006, the Company had not yet chosen a transition method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R).
     Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and complied with the disclosure provisions of SFAS No. 123. Under APB 25, compensation cost was recognized based on the difference on the date of grant, if any, between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. In accordance with SFAS No. 123, the Company provided pro forma information to illustrate the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. In the pro forma presentation, we recognized stock-based compensation expense under the accelerated method, as specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
   Comprehensive Income (loss)
     Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for the three months ended July 31, 2006 and 2005 was $16.1 million and $14.6 million, respectively, and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries.
  Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s consolidated balance sheets and consolidated statements of income.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Note 3 — Short-Term Investments
     Short-term investments at July 31, 2006 and April 30, 2006 were as follows (in thousands):

	July 31,	April 30,
	2006	2006
Certificates of deposit	$3,084	$—
Available-for-sale securities	117,670	114,278

Total	$120,754	$114,278

     Available-for-sale securities at July 31, 2006 and April 30, 2006 were as follows (in thousands):

	As of July 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Foreign government bonds	$1,985	$—	$—	$1,985
Municipal bonds and notes	112,717	2	(34)	112,685
Commercial paper	3,000	—	—	3,000

	$117,702	$2	$(34)	$117,670

Contractual maturity dates, less than one year				$42,791
Contractual maturity dates, one year to 35 years(1)				74,879

				$117,670

	As of April 30, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Municipal bonds and notes	$95,445	$—	$(39)	$95,406
Commercial paper	18,900	—	(28)	18,872

	$114,345	$—	$(67)	$114,278

Contractual maturity dates, less than one year				$36,648
Contractual maturity dates, one year to 34 years(1)				77,630

				$114,278

(1)	Represents auction rate securities, which have a maturity date of up to 30 years with the interest rate being reset principally up to every 35 days and variable rate demand notes, which have a final maturity date of up to 35 years but whose interest rate is reset at varying intervals typically between one and seven days.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Note 4 — Balance Sheet Accounts (in thousands)

	July 31,	April 30,
	2006	2006
Cash and cash equivalents:
Cash	$11,643	$8,597
Money market funds and certificates of deposit	204,047	197,030
Commercial paper and government bonds	41,028	34,600

	$256,718	$240,227

Accounts receivable, net:
Accounts receivable	$79,235	$73,412
Less: Allowance for doubtful accounts	(1,051)	(1,067)
Allowance for sales returns	(6,158)	(6,429)

	$72,026	$65,916

Inventories:
Work in progress	$43,960	$34,310
Finished goods	24,506	20,663

	$68,466	$54,973

Prepaid expenses and other current assets:
Prepaid expenses	$2,798	$2,758
Deposits and other	6,075	4,556
Interest receivable	1,528	1,844

	$10,401	$9,158

Property, plant and equipment, net:
Building and land use right	$7,281	$7,163
Buildings/leasehold improvements	3,132	2,702
Machinery and equipment	40,008	34,185
Furniture and fixtures	762	713
Software	2,479	2,280
Construction in progress	3,112	3,248

	56,774	50,291
Less: Accumulated depreciation and amortization	(14,324)	(12,281)

	$42,450	$38,010

Accrued expenses and other current liabilities:
Employee compensation	$6,051	$5,301
Third party commissions	1,634	1,876
Acquisition costs	2,095	2,095
Professional services	1,628	2,494
Noncancelable purchase commitments	2,415	2,627
Pricing adjustments	5,818	3,968
Other	1,773	2,990

	$21,414	$21,351

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Note 5 — Long-term Investments
     Long-term investments as of July 31, 2006 and April 30, 2006 consisted of the following (in thousands):

	July 31,	April 30,
	2006	2006
ImPac	$2,253	$2,130
XinTec	17,296	16,543

Total	$19,549	$18,673

   ImPac Technology Co., Ltd.
     In June 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded equity income of $123,000 and an equity loss of $18,000, respectively, in “Other income, net”, as its portion of the net income and loss in the three months ended July 31, 2006 and 2005, respectively, recorded by ImPac. (See Note 14.)
   XinTec, Inc.
     In October 2005, pursuant to the terms of the Amended VisEra Agreement, VisEra Holding Company (“VisEra Cayman”) completed the acquisition from existing shareholders of shares of XinTec, Inc. (“XinTec”) representing approximately 29.6% of the issued and outstanding shares of XinTec, a Taiwan-based supplier of chip-scale packaging services, in which the Company already held an approximate eight percent interest. The Company accounts for its investment in XinTec under the equity method. For the three months ended July 31, 2006 and 2005, the Company recorded an equity gain of $0.8 million and zero, respectively. Prior to the three months ended July 31, 2005, the Company recorded its investment in XinTec under the cost method. The Company’s purchases of services from XinTec are at arm’s length.
   Silicon Optronics, Inc.
     In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) to establish a joint venture in Taiwan. The purpose of the joint venture, which is called SOI, is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company has contributed approximately $2.1 million to SOI in exchange for an ownership percentage of approximately 49%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005.
     In July 2006, SOI declared a cash dividend of $482,000, of which $245,000 was payable to minority shareholders. SOI also issued shares to its employees with an estimated fair value of $459,000.
   VisEra Technologies Company, Ltd.
     In August 2005, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended VisEra Agreement”) with Taiwan Semiconductor Manufacturing Co., Ltd. (“TSMC”), VisEra, and VisEra Cayman. The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to complementary metal oxide semiconductor, or CMOS, image sensors. In November 2003, pursuant to the

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
terms of the original Shareholders’ Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands and VisEra became a subsidiary of VisEra Cayman.
     Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million, which commitments may be met or discharged in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra Cayman. To date the Company has contributed $18.5 million to VisEra and VisEra Cayman. A minimum of an additional $6.5 million in cash or asset contributions will be made by the Company and TSMC, with the remaining $15.0 million to be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra Cayman. At a future date yet to be determined, the Company expects to contribute approximately $20.5 million of assets to the joint venture, including technology and plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed by the Company exceeds the balance of the Company’s commitment, the Company will receive cash from VisEra Cayman.
     As a result of the additional investment that the Company and TSMC made in VisEra during the quarter ended October 31, 2005, the Company’s and TSMC’s interest each increased from 25% to 43%, and consequently the Company re-evaluated its accounting for VisEra in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The Company concluded that, as a result of its step acquisition of VisEra, and because substantially all of the activities of VisEra either involve or are conducted on behalf of the Company, VisEra is a variable interest entity. Since the Company is the source of virtually all of VisEra’s revenues, the Company has a decisive influence over VisEra’s profitability. Accordingly, the Company considers itself to be the primary beneficiary of VisEra, and includes VisEra’s financial results in its consolidated financial statements. In the quarter ended January 2006, the Company increased its interest in VisEra from 43% to 46% through purchases of unissued shares.
     All other material terms of the original Shareholders’ Agreement remain in effect. (See Note 13.)
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
     In May 2006, VisEra Cayman purchased certain equipment and intellectual property from Dai Nippon Printing Co., Ltd., or Dai Nippon, for approximately $3.1 million. Dai Nippon also made an investment in VisEra Cayman of approximately $4.3 million, representing an approximate 3.6% interest in the common stock of VisEra Cayman. Because the per share value of the Dai Nippon investment exceeded the Company’s average per share carrying value in VisEra Cayman, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to Additional paid-in capital, a component of stockholders’ equity.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Note 6 — Intangible Assets
     Intangible assets as of July 31, 2006 consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net Book Value
Core technology	$17,800	$4,450	$13,350
Patents and licenses	13,460	2,501	10,959
Other intangible assets	2,073	205	1,868
Trademarks and tradenames	1,400	350	1,050
Customer relationships	100	42	58

Intangible assets, net	$34,833	$7,548	$27,285

     Intangible assets as of April 30, 2006 consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net Book Value
Core technology	$17,800	$3,560	$14,240
Patents and licenses	11,260	1,865	9,395
Other intangible assets	1,525	102	1,423
Trademarks and tradenames	1,400	280	1,120
Customer relationships	100	33	67

Intangible assets, net	$32,085	$5,840	$26,245

     During the three months ended July 31, 2006 and 2005, the Company recorded $1.7 million and $1.3 million, respectively, in total amortization expense of intangible assets. The total expected future amortization of these intangible assets is as follows (in thousands):

Years Ended April 30,
2007	$5,235
2008	6,980
2009	6,947
2010	6,800
2011	1,286
Thereafter	37

Total	$27,285

Note 7 — Credit Facilities of Consolidated Affiliates
     VisEra maintains four unsecured lines of credit with four financial institutions, which provide a total of approximately $12.7 million in available credit. All borrowings under the four lines of credit maintained by VisEra bear interest at the market interest rate prevailing at the time of borrowing. SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at July 31, 2006, there were no borrowings.
Note 8 — Capital Lease Obligations
     In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through February 2009. Accordingly, the Company recorded a capital asset for $0.4 million that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of July 31, 2006 and April 30, 2006, $383,000 was outstanding under the capital lease, $277,000 of which was classified as a long-term obligation.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Note 9 — Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.
     Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three months ended July 31, 2006 and 2005, 3,349,975 and 6,296,836 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the average trading price of the Company’s common stock as reported on The Nasdaq Stock Market for the periods presented).
     The Company’s earnings per share were calculated under the provisions of SFAS No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. In February 2005, SOI issued to its employees options exercisable for 1,400,000 shares of its own common stock. In June 2006, SOI issued to its employees options exercisable for an additional 700,000 shares of its own stock. In the calculation of its earnings per share for the three months ended July 31, 2006 and 2005, the Company included the effect of SOI’s options in its consolidated earnings per share.
     The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2006	2005
Basic:
Numerator:
Net income	$15,881	$14,382

Denominator:
Weighted average common shares for net income per share	54,401	57,178

Basic net income per share	$0.29	$0.25

Diluted:
Numerator:
Net income	$15,881	$14,382
Dilutive effect of SOI consolidation	(1)	(9)

Net income for diluted computation	$15,880	$14,373

Denominator:
Denominator for basic net income per share	54,401	57,178
Weighted average effect of dilutive securities:
Common stock options	2,303	1,016

Weighted average common shares for diluted net income per share	56,704	58,194

Diluted net income per share	$0.28	$0.25

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Note 10 — Segment and Geographic Information
     The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.
     The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and to distributors for the three months ended July 31, 2006 and 2005:

	Three Months Ended
	July 31,
	2006	2005
OEMs and VARs	68.1%	73.8%
Distributors	31.9	26.2

Total	100.0%	100.0%

     Since the Company’s end-user customers market and sell their products worldwide, the Company’s revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues by geography in the following table are based on the country or region in which the Company’s customers issue purchase orders (in thousands):

	Three Months Ended
	July 31,
	2006	2005
Hong Kong	$50,082	$44,292
Taiwan	27,970	18,679
China	25,992	13,832
South Korea	14,242	5,712
Japan	13,088	11,227
United States	2,493	957
All other	3,008	1,295

Total	$136,875	$95,994

     The Company’s long-lived assets are located in the following countries (in thousands):

	July 31,	April 30,
	2006	2006
Taiwan	$44,092	$40,637
China	16,694	17,146
United States	1,542	1,633
All other	524	456

Total	$62,852	$59,872

Note 11 — Employee Stock Purchase and Stock Option Plans
  2000 Employee Stock Purchase Plan
     The 2000 Purchase Plan was adopted by the board of directors in February 2000 and was approved by the shareholders in March 2000. The 2000 Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2000 Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or 4% of the

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Company’s outstanding common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The offering periods under this plan are the periods of approximately 24 months commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the periods ending twenty-four months later. (Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping.) The purchase period under the 2000 Purchase Plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the start date of the offering period or on the end date of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of July 31, 2006, 1,760,000 shares had been purchased under the 2000 Purchase Plan.
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
     2000 Stock Plan
          In February 2000, the Company adopted the 2000 Stock Plan under which 6,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 3,000,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The 2000 Stock Plan provides for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company’s common stock and at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan have been at fair market value on the date of the grant and generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant).
          Options to purchase 2,782,000 and 1,010,000 shares of common stock were granted to employees during the three months ended July 31, 2006 and 2005, respectively. As of July 31, 2006, options to purchase 11,158,000 shares of common stock were outstanding.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
     2000 Director Option Plan
          The 2000 Director Option Plan was adopted by the board of directors in February 2000 and approved by the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, or 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year, or an amount determined by the board of directors. The 2000 Director Option Plan provides for an initial grant to the nonemployee director to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director is granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting, the director has served on the board of directors for no less than six months. The contractual term of options granted under the 2000 Director Option Plan is ten years, but the options expire three months following the termination of the optionee’s status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants are exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000 share grants are exercisable at the rate of 1/16th of the shares per quarter. The exercise price of all of these options is 100% of the fair market value of the common stock on the date of grant.
     Stock-Based Compensation Award Activity
          The following table summarizes stock-based compensation award activity under the 2000 Stock Plan and the 2000 Director Option Plan, and the related weighted average exercise price, for the three months ended July 31, 2006:

		Options outstanding
			Weighted
	Options		Average
	Available For	Number of	Price Per
	Grant	Shares	Share
	(in thousands)	(in thousands)
Balance at April 30, 2006	3,041	8,963	$16.22
Replenished	3,135	—	—
Granted	(2,782)	2,782	25.44
Exercised	—	(526)	10.26
Expired or forfeited	61	(61)	24.25

Balance at July 31, 2006	3,455	11,158	18.76

Vested and expected to vest at July 31, 2006		10,247	$18.36

          As of July 31, 2006 and April 30, 2006, options to purchase 4,799,000 and 4,768,000 shares, respectively, were vested. Information regarding the options outstanding as of July 31, 2006 is summarized below:

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate	Options	Average	Average	Aggregate
Range of Exercise	Options	Contractual	Exercise	Intrinsic	Vested and	Remaining	Exercise	Intrinsic
Prices	Outstanding	Life	Price	Value	Exercisable	Contractual Life	Price	Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.15–$8.27	1,353	5.20	$4.91		1,325		$4.85
$8.28–$15.76	1,793	8.53	13.60		985		13.71
$15.77–$18.77	2,712	7.49	17.04		1,473		16.67
$18.78–$25.50	2,561	8.22	23.93		948		23.47
$25.51–$30.05	2,739	9.77	25.84		68		27.72

$0.15–$30.05	11,158	8.11	$18.76	$34,067	4,799	7.01	$14.30	$27,390

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on July 31, 2006 of $19.00 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of July 31, 2006 was 3,782,000.
          The total intrinsic value of options exercised during the three months ended July 31, 2006 was $4.6 million. Total cash received from employees as a result of employee stock option exercises during the three months ended July 31, 2006 was approximately $5.4 million.
          As of July 31, 2006, there was $59.3 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.5 years. The Company’s current practice is to issue new shares to settle share option exercises. For the 2000 Purchase Plan, there was $1.1 million of unrecognized compensation cost as of July 31, 2006.
     Impact of the Adoption of SFAS No. 123(R)
          The Company adopted SFAS No. 123(R) beginning May 1, 2006 and used the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Effective with the adoption of SFAS No. 123(R), stock-based compensation expense is recognized in the Company’s Consolidated Statements of Operations and includes (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of SFAS No. 123(R) on the Company’s consolidated financial statements by award type for the three months ended July 31, 2006 was as follows (in thousands, except per share amounts):

Three Months
Ended
July 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$6,030
Employee stock purchase plan	425

Total stock-based compensation	6,455
Tax effect	792

Net effect on net income	$5,663

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Valuation Assumptions
          SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statements of Income. The Company measures the fair value of stock-based compensation awards using Black-Scholes consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.
          The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted was $13.93 and $7.60 during the three months ended July 31, 2006 and 2005, respectively.
          The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three months ended July 31, 2006 and 2005:

	Employee Stock Option Plans
	Three Months Ended
	July 31,
	2006	2005
Risk-free interest rate	5.05%	3.70%
Expected term of options (in years)	4.0	3.5
Expected volatility	66.8%	84.3%
Expected dividend yield	0%	0%
          Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three months ended July 31, 2006 and 2005 was $8.13 and $3.33, respectively.
          The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended
	July 31,
	2006	2005
Risk-free interest rate	5.11%	3.28%
Expected term of options (in years)	0.5	0.5
Expected volatility	57.2%	43.0%
Expected dividend yield	0%	0%
          The methodologies for determining the above values were as follows:
•	Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical experience.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock-based awards.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
•	Expected volatility: The Company determines expected volatility based on an average between the historical volatility of the Company’s common stock and the implied volatility based on the Company’s traded options.

•	Dividend yield: The dividend yield assumption reflects the Company’s intention not to issue a dividend under its dividend policy.

•	Estimated pre-vesting forfeitures: When estimating pre-vesting forfeitures, the Company considers forfeiture behavior based on actual historical information.
     Periods Prior to Adoption of SFAS No. 123(R)
          Prior to the adoption of SFAS No. 123(R), the Company applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The pro forma information in the following table illustrates the effect on net income and net income per share for the three months ended July 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

Three Months Ended
July 31, 2005
Net income, as reported	$14,382
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	5,540

As adjusted net income	$8,842

Net income per share – Basic:
As reported	$0.25

As adjusted	$0.15

Net income per share – Diluted:
As reported	$0.25

As adjusted	$0.15

Shares used in computing net income per share – Basic:
As reported	57,178

As adjusted	57,178

Shares used in computing net income per share – Diluted:
As reported	58,194

As adjusted	57,178

Note 12 — Treasury Stock
          On June 21, 2005, the Company’s Board of Directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company’s common stock. Repurchases under the open-market program were authorized for a twelve-month period that ended on June 21, 2006. As of July 31, 2006 and April 30, 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
Note 13 — Commitments and Contingencies
     Commitments
          In December 2000, the Company formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of HWSC is $30.0 million of which the Company has funded a total of $19.7 million. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded has been extended to January 17, 2007. The $19.7 million invested through July 31, 2006 was used primarily for payment to building contractors for the construction of facilities and the purchase of equipment.
          The Company also maintains a subsidiary in Shanghai, the Shanghai Design Center (“SDC”), which provides assistance to the Company in various product design projects. Under a separate agreement with the Chinese government, approximately $5.3 million of registered capital for SDC will be funded by March 7, 2009. The investment will provide additional design capacity to the Company.
          The Company has various commitments arising from the Amended VisEra Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra and VisEra Cayman. To date the Company has contributed $18.5 million to VisEra and VisEra Cayman. A minimum of an additional $6.5 million in cash or asset contributions will be made by each of the parties, with the remaining $15.0 million to be made by additional investors, additional contributions by the parties, or a combination thereof, provided that the parties have and will maintain equal interests in VisEra Cayman. To the extent, if any, that the value of the assets contributed exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Note 5.)
     Litigation
          From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising in the normal course of business.
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
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
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
          On October 20, 2005, another purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company is named solely as a nominal defendant against whom no monetary recovery is sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. The Company and individual defendants filed demurrers to the complaint. On May 15, 2006, the Court sustained the Company’s demurrer to the complaint with leave to amend on the grounds that plaintiff failed to make a pre-litigation demand on the Company’s Board of Directors and fails to sufficiently plead that demand is futile. Plaintiff has filed an amended complaint. The Company and individual defendants have filed demurrers to the amended complaint that will be heard by the Court in September 2006.
Note 14 — Related Party Transactions
          In May 2006, the Company consummated a loan agreement with one of its employees. Under the terms of the agreement which was approved in fiscal 2004, the Company extended to the employee a three-year $1.0 million loan with an imputed interest rate of approximately five percent per annum which matures on May 12, 2009. The loan is secured by a deed of trust.
          In the second quarter of fiscal 2006, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to HWSC. The Company compensates ImPac for the services provided in accordance with the Company’s policy regarding related party transactions. The agreement, which may be cancelled by either party at any time, was approved by the Company’s board of directors. During the three months ended July 31, 2006, the Company paid ImPac approximately $210,000 as compensation for management and support services. There were no such payments the three months ended July 31, 2005. In addition, from August 2005 to present, Tsuey-Jiuan Chen, the president of ImPac, has also acted as president of HWSC. From August 2001 to April 2003, Tsuey-Jiuan Chen served on the Company’s board of directors.
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
For the Three Months Ended July 31, 2006 and 2005
(unaudited)
VisEra with certain manufacturing support services, such as mail delivery and receipt and reception services, at prices which approximate cost.
Note 15 — Subsequent Events
          In August 2006, the Company remitted to XinTec approximately $17.6 million pursuant to an agreement under which the Company will procure through XinTec certain packaging equipment. The Company expects that the total cost of the program will be up to approximately $50.0 million, that the first equipment will be installed before the end of calendar 2006 and that the program as a whole will be complete by the middle of calendar 2007. Under the terms of the agreement, the Company expects to take title to the equipment as soon as practicable following installation of the equipment at XinTec’s fabrication facilities.
          In August 2006, VisEra submitted a proposal to the Company to increase its manufacturing capacity. The Company’s Board of Directors approved the first phase of the proposal which will require an additional investment of approximately $27.0 million in VisEra Cayman. TSMC, the Company’s joint venture partner, will invest an equal amount in the joint venture. This investment is part of an ongoing capacity expansion plan at VisEra.
     In August 2006, SOI filed its application to become a public company with the Taiwan Securities and Futures Bureau (“TSFB”). In September, the TSFB accepted the application. SOI also plans to apply for a listing on the Taiwan Emerging Market (“TEM”) in 2007. In Taiwan, obtaining acceptance to become a public company and being listed on the TEM are mandatory steps prior to an initial public offering (“IPO”). The timing of the commencement of SOI’s IPO application will depend on its business outlook. The due diligence process will follow and is anticipated to take approximately six months after SOI files its application for a listing on the Taiwan GreTai Securities Market (“TGSM”), which is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. SOI will complete the IPO process by applying for listing on the TGSM.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding the expansion of our testing capabilities and packaging capacity, manufacturing services to be provided by VisEra, future trends and opportunities in certain markets, the development, introduction and capabilities of new products, the establishment of partnerships with other companies, the extent of future sales outside of the United States, the increase of competition in our industry, the continued importance of the camera cell phone market to our business, continued price competition and reduction of average selling prices with respect to our products, the quarterly variation in customers’ orders, the extent of certain future expenses, our effective tax rate for fiscal 2007, our future investments, our working capital requirements in fiscal 2007, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 43 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.
          OmniVision is a registered trademark of OmniVision Technologies, Inc. CameraChip, OmniPixel, OmniPixel2, OmniQSP, VarioPixel and VarioPixel2 are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of CDM Optics, Inc.
Overview
          We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices which we refer to by the name CameraChip™ image sensors, are used to capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are designed to use the complementary metal oxide semiconductor, or CMOS, fabrication process. Our CameraChip image sensors are predominantly single-chip CMOS solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChip image sensors enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using traditional charge-coupled devices, or CCDs.
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
          In September 2005, we announced the introduction of our advanced OmniPixel2™ architecture. This architecture, which is based on a 2.2µ x 2.2µ pixel and uses a 0.13µ process geometry, is less than half the size of the OmniPixel architecture introduced in 2004, but with improved performance. With the OmniPixel2 architecture, we have significantly improved sensor performance in three key areas. The improved fill-factor and zero-gap micro-lens structure increase the sensor’s ability to capture light, and its improved quantum efficiency improves its dynamic range, its ability to adapt to large and rapid changes in light levels.

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
          In April 2006, we unveiled our second-generation, 5-megapixel camera chip. The OV5620 offers a small form-factor, 5-megapixel CMOS camera that we believe surpasses CCD sensors in performance. Furthermore, we believe the OV5620’s advanced high-definition, or HD, video modes with vivid colors make this CameraChip image sensor especially attractive for next generation digital still cameras, or DSCs, and hybrid cameras, which take both still and video pictures.
     Joint Venture with TSMC
          In October 2003, we entered into a Shareholders’ Agreement, or the VisEra Agreement, with Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, pursuant to which we agreed with TSMC to form VisEra Technologies Company, Ltd., or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide manufacturing services and automated final testing services. In connection with the formation of VisEra, both TSMC and we entered into separate nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services and automated final testing services. The VisEra Agreement also provided that once VisEra had acquired the capability to deliver high quality manufacturing services and automated final testing services, we would be committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. Both TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services and automated final testing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.
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
          In August 2006, VisEra submitted a proposal to us to increase its manufacturing capacity. In its present form, the proposal will require TSMC and us to make an additional investment totaling up to approximately $50.0 million. Of this amount, we approved the first phase of the proposal for approximately $27.0 million. TSMC, our joint venture partner, will invest an equal amount in the joint venture. This investment is part of an ongoing capacity expansion plan at VisEra.
     Joint Venture with PSC
          In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, to establish Silicon Optronics, Inc., or SOI, a joint venture in Taiwan. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of our legacy products. In connection with the establishment of SOI, we have agreed to enter into manufacturing and other agreements as appropriate with PSC. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005.
     Acquisition of CDM
          In April 2005, we completed the acquisition of privately held CDM Optics, Inc., or CDM. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing OmniVision sensors. Because the image is always in focus, Wavefront Coding technology also eliminates the time-delay inherent in conventional auto or manually focused camera systems. The closing consideration for the acquisition consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers and will be retained until final resolution, if any, of any indemnification claims, if any, arising on or before the 18-month anniversary of the closing of the merger. We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at July 31, 2006 and 2005.
     Capital Resources
          As of July 31, 2006, we had approximately $256.7 million in cash and cash equivalents and approximately $120.8 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.
          In June 2005, our board of directors approved a proposal to use up to $100 million of our available cash to repurchase our common stock in an open-market program. Repurchases under the open market program were authorized for a twelve-month period that ended on June 21, 2006. During the three months ended July 31, 2006, we did not repurchase any shares under this program. Since inception of the program, we have repurchased a total of 5,870,000 shares at a weighted average price of $13.56 per common share for a total of $79.6 million.
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
          We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we divide our marketing efforts into two separate departments, each headed by a Vice President. The Mainstream Products marketing department addresses the camera cell phone and DSC markets, and the Advanced Products marketing department addresses the security and surveillance, toys and games, personal computers, automotive and medical markets.
          In the camera cell phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular hand-set maker determines which image sensor to design into one or more specific models. There is generally a time lag of between six and nine months between the time of a particular design win and the first shipments of the designated product. Design wins are also an important driver in the many other markets that we address, and in some cases, such as automotive applications, the time lag between a particular design win and first revenue can be longer than one year.
          The overwhelming majority of sales of our products depend on decisions by engineering designers and manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular product requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver on time reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 350 million image sensors, including approximately 58 million in the three months ended July 31, 2006, which demonstrates the capabilities of our production system, including our sources of offshore fabrication. To increase and enhance our production capabilities, we recently completed a project with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of their fabrication facilities, at which our products can be produced. We are also working with PSC to expand their ability to process wafers for us. VisEra, our joint venture with TSMC and our investments in two key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for packaging our image sensors in the various formats required by our customers. We currently have plans to expand our capacity with VisEra and XinTec, one of the key packaging suppliers. As necessary, we will make further investments to ensure that we have sufficient production capacity to meet the demands of our customers.
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
          We believe that the market opportunity represented by camera cell phones remains very large. We benefited from growth in shipments of sensors for camera cell phones on a year-over-year basis, driven, in part, by increased demand for our VGA and 1.3-megapixel image sensors.
          We also believe that, like the digital still camera market, camera cell phone demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of multiple products. In response to these trends we introduced several 1.3-megapixel products based on our OmniPixel technology. More recently, we began volume production of the first product based on the second generation of our OmniPixel technology which we call OmniPixel2 technology, a 2-megapixel image sensor, the world’s first 2-megapixel sensor in a quarter-inch format, and during the quarter ended July 31, 2006, we began shipping this product in volume. We also believe that VGA resolution sensors will continue to account for a large portion of the volume shipments in handsets during the remainder of fiscal 2007. Consequently, we have continued to introduce new products at this resolution.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          The digital still camera market also demonstrates a continuing trend toward higher resolution products, with a growing acceptance of CMOS image sensors. We have continued to address this trend through the development and introduction of higher resolution products. In April 2006, we introduced our OV5620 sensor, a second generation small-scale, CMOS image sensor based on our OmniPixel2 technology. The new sensor offers advanced imaging features both for digital still cameras and hybrid cameras which take both still and video pictures. Along with the transition to higher resolution products, we continue to see increased pressure on product pricing.
          The digital sensor market also demonstrates a trend toward slim and thin form factors. In January 2006, based on the new and improved OV7670 VGA sensor, we introduced an ultra thin VGA camera module which measures just 6 x 6 x 4.1 mm. Our design meets the current trend of slim and thin form factors in camera phones and other electronic devices. In addition to addressing the continuous demand for smaller, thinner camera phones, we believe that the ultra thin module solution may also prove popular in personal computer, or PC, notebook applications where the camera module needs to be no thicker than the LCD housing.
          In the notebook market, we continue to win designs. We are supplying sensors to three of the top five notebook OEMs. Our shipments to notebook and standalone PC camera manufacturers continue to grow as services such as Skype, Google, AOL and Yahoo are adding video capability to their conferencing software.
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
          As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include MagnaChip, Micron, Samsung, ST Microelectronics and Toshiba. We expect to see continued price competition in the image sensor market for camera cell phones and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.
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
          We have migrated the production of our new sensors to the 0.13µ line width process, and initiated mass production volumes at the end of calendar 2005. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.
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
          In addition, we recognize revenue from the provision of services to a limited number of our customers by our wholly-owned subsidiary, CDM, and by our consolidated affiliate, VisEra. We recognize the CDM-associated revenue under fixed-price, milestone-based and cost-plus contract arrangements. We recognize CDM-associated revenue each month based upon the proportional performance of the contract as hours are incurred relative to the total estimated hours. CDM-associated revenue has not been material in any of the periods presented. We recognize VisEra’s revenue from third party customers when the production services provided by VisEra are complete and the product is shipped to the customer.
     Critical Accounting Policies
          For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006. There have been no material changes in any of our critical accounting policies since April 30, 2006, except for policies that are related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R).
     Stock-Based Compensation Expense
          Effective May 1, 2006, we adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) that requires all share-based payments to employees, including grants of employee stock options and employee stock purchases under our employee stock purchase plan, to be recognized in our financial statements based on their respective grant date fair values. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including our stock price, expected volatility, expected term, risk-free interest rate and expected dividend yield. For expected volatility, we use an average between the historical volatility of our common stock, and the implied volatility of traded options on our common stock. The expected term of the awards is based on historical data regarding our employees’ option exercise behaviors. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. In addition to the requirement for fair value estimates, SFAS No. 123(R) also requires the recording of expense that is net of an anticipated forfeiture rate. Only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on our historical option cancellation experience.
          We evaluate the Black-Scholes assumptions that we use to value our awards on a quarterly basis. With respect to the forfeiture rate, we will revise the rate, if necessary, in subsequent periods if actual forfeitures differ from our estimates. Otherwise, we will revise the forfeiture rate on an annual basis. If factors change and we employ different assumptions, stock-based compensation expense related to future stock-based payments may differ significantly from estimates recorded in prior periods.
Results of Operations
     The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	Three Months Ended
	July 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	63.7	66.7

Gross margin	36.3	33.3

Operating expenses:
Research, development and related	12.3	8.8
Selling, general and administrative	9.1	7.1

Total operating expenses	21.4	15.9

Income from operations	14.9	17.4
Interest income, net	2.5	2.0
Other income, net	0.7	—

Income before income taxes and minority interest	18.1	19.4
Provision for income taxes	4.8	3.9
Minority interest	1.7	0.5

Net income	11.6%	15.0%

Three Months Ended July 31, 2006 as Compared to Three Months Ended July 31, 2005
Revenues
          We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, security and surveillance cameras, digital still cameras, embedded applications for personal computers, interactive video and toy cameras and automotive products. Revenues for the three months ended July 31, 2006 increased by 42.6% to approximately $136.9 million from $96.0 million for the three months ended July 31, 2005. The increased revenues were due to an increase in unit sales of our image-sensor products, primarily for cell phones, partially offset by a decrease in average selling prices. Revenue from Silicon Optronics, our joint venture with Powerchip Semiconductor Corporation, whose operating results were consolidated for the first time in the first quarter of fiscal 2006, represented approximately three percent and seven percent of our revenue for the three months ended July 31, 2006 and 2005, respectively.
     Revenues from Sales to OEMs and VARs as Compared to Distributors
          We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended July 31, 2006 and 2005:

	Three Months Ended
	July 31,
	2006	2005
OEMs and VARs	68.1%	73.8%
Distributors	31.9	26.2

Total	100.0%	100.0%

          OEMs and VARs. In the three months ended July 31, 2006, one OEM customer accounted for approximately 13.2% of our revenues. In the three months ended July 31, 2005, two OEM customers accounted for approximately 13.2% and 11.7% of our revenues. For the three months ended July 31, 2006 and 2005, no other OEM or VAR customer accounted for 10% or more of our revenues.
          Distributors. In the three months ended July 31, 2006, one distributor customer accounted for approximately 12.9% of our revenues. In the three months ended July 31, 2005, one distributor customer accounted for approximately 13.4% of our revenues. No other distributor accounted for 10% or more of our revenues during either of these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     Revenues from Domestic Sales as Compared to Foreign Sales
          The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2006 and 2005:

	Three Months Ended
	July 31,
	2006	2005
Domestic sales	1.8%	1.0%
Foreign sales	98.2	99.0

Total	100.0%	100.0%

          We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing the production of consumer electronics products to Asia-Pacific manufacturers and facilities and to the increasing markets in Asia for consumer products. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of products which incorporate our image sensors.
Gross Profit
          Our gross margin in the three months ended July 31, 2006 was 36.3%, up from the 33.3% we reported for the three months ended July 31, 2005. The principal cause of the year-over-year increase in our gross margin was a more favorable product mix and reductions in our production costs, partially offset by decline in our average selling prices and by approximately $0.9 million in stock compensation expense recognized in the three months ended July 31, 2006 in accordance with SFAS No. 123(R). We adopted SFAS No. 123(R) effective May 1, 2006 and there was no similar expense in the prior year quarter. Our gross margin in the three months ended July 31, 2005 was reduced by approximately six percentage points due to the back-end yield issues that arose in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. Both of these issues are now resolved.
          Revenue from sales of previously reserved products in the three months ended July 31, 2006 was $2.9 million, as compared to $5.9 million during the same period in the prior fiscal year. In addition, during the three months ended July 31, 2006, we recognized credits of $2.2 million in compensation from suppliers whose product quality in previous periods did not meet our standards. In the three months ended July 31, 2006, we recorded an allowance for excess and obsolete inventory totaling $0.9 million to cost of sales as compared to $1.8 million during the same period in the prior fiscal year.
Research, Development and Related
          Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended July 31, 2006 increased to approximately $16.8 million from approximately $8.5 million for the three months ended July 31, 2005. As a percentage of revenues, research and development expenses for the three months ended July 31, 2006 and 2005 represented 12.3% and 8.8%, respectively.
     The increase in research, development and related expenses of approximately $8.4 million, or 98.7%, for the three months ended July 31, 2006 from the similar period in the prior year resulted primarily from the recognition of $3.0 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $2.3 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $1.6 million increase in non-recurring engineering expenses related to new product development, a $0.6 million increase in software expenses and a $0.4 million increase in amortization expenses of acquired intangible assets.

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
Selling, General and Administrative
          Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended July 31, 2006 increased to approximately $12.5 million from $6.8 million for the three months ended July 31, 2005. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2006 and 2005 represented 9.1% and 7.1%, respectively.
          The increase in selling, general and administrative expenses of approximately $5.7 million, or 83.7%, for the three months ended July 31, 2006 from the similar period in the prior year resulted primarily from the recognition of $2.5 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $1.6 million increase in salary and payroll-related expenses, a $0.8 million increase in outside service expenses, a $0.6 million increase in commissions associated with increased revenues and a $0.3 million increase in our facility expense, partially offset by a $0.7 million reduction in legal expenses. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our ERP and other management information systems.
Interest Income, Net
          Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds with maturities from the date of purchase ranging from less than 12 months to 35 years. Interest income increased for the three months ended July 31, 2006 from the corresponding period in the prior year to approximately $3.4 million from $2.0 million. Increased interest income for the three months ended July 31, 2006 as compared to the corresponding period in the prior year resulted from higher balances in interest-bearing accounts resulting primarily from cash from operations, and by higher interest rates.
Other Income, Net
          Other income, net, for the three months ended July 31, 2006 was income of $1.0 million and consisted of $0.8 million as our portion of the income recorded by XinTec and $0.1 million as our portion of the income recorded by ImPac Technology Co., Ltd., or ImPac, both of which we account for using the equity method of accounting, combined with other income, net. (See “Note 5 – Long-term Investments” of the Notes to Condensed Consolidated Financial Statements.) Other income, net, for the three months ended July 31, 2005 was $23,000 and included our portion of the loss recorded by ImPac.
Provision for Income Taxes
          We generated approximately $24.8 million and $18.7 million in income before income taxes for the three months ended July 31, 2006 and 2005, respectively. We recorded provisions for income taxes for the three months ended July 31, 2006 and 2005 of approximately $6.6 million and $3.7 million, respectively. For the three months ended July 31, 2006 and 2005, our effective tax rates were 26.7% and 20.0%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where the tax rate is lower than the combined federal and state statutory rate. The higher effective tax rate for fiscal 2007 as compared to fiscal 2006 is principally due to the adoption of SFAS No. 123(R) and the mix of income between domestic and foreign entities. We expect that our consolidated effective tax rate in fiscal 2007 will be less than the combined federal and state statutory rates. Achieving an effective tax rate in fiscal 2007 that is less than the combined federal and state statutory rates is principally contingent upon the proportion of our total pre-tax income that is generated by our foreign affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Minority Interest
          Minority interest for the three months ended July 31, 2006 and 2005 was $2.3 million and $0.5 million, respectively. For the three months ended July 31, 2006 and 2005, approximately $72,000 and $0.5 million, respectively, represents the 53% interest that we do not own in the net income of SOI, which we included in our consolidated operating results for the first time beginning in the three months ended July 31, 2005. For the three months ended July 31, 2006, approximately $2.2 million represents the 54% interest that we do not own in the net income of VisEra, which we included in our consolidated operating results for the first time beginning in the three months ended October 31, 2005.
Liquidity and Capital Resources
          Our principal sources of liquidity at July 31, 2006 consisted of cash, cash equivalents and short-term investments of $377.5 million.
     Liquidity
          Our working capital increased by approximately $29.5 million to $392.8 million as of July 31, 2006 from $363.3 million as of April 30, 2006. The increase was primarily attributable to: a $16.5 million increase in cash and cash equivalents; a $13.5 million increase in inventories in anticipation of increased sales; a $6.4 million increase in short-term investments; a $6.1 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels and a $1.2 million increase in prepaid expenses and other current assets. These increases in working capital were partially offset by: a $7.0 million increase in accounts payable primarily resulting from increased inventory purchases; a $6.3 million increase in accrued income taxes payable and a $0.9 million increase in deferred income.
          In the three months ended October 31, 2005, we consolidated for the first time our affiliate, VisEra. VisEra maintains three unsecured lines of credit with three commercial banks and one unsecured line of credit with a financial institution, which together provide a total of approximately $12.7 million in available credit. All borrowings under the four lines of credit maintained by VisEra bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At July 31, 2006, there were no borrowings outstanding under these facilities. In March 2005, we assumed control of the board of directors of SOI and as of April 30, 2005, we consolidated SOI. SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at July 31, 2006, there were no borrowings outstanding under these facilities.
     Cash Flows from Operating Activities
          For the three months ended July 31, 2006, net cash provided by operating activities totaled approximately $18.7 million as compared to $33.0 million for the corresponding period in the prior year, primarily due to: net income of approximately $15.9 million for the three months ended July 31, 2006, adjusted for non-cash charges of $6.5 million in stock-based compensation, $3.8 million in depreciation and amortization and $2.3 million in the minority interest in the net income of consolidated affiliates; a $7.0 million increase in accounts payable; a $6.3 million increase in accrued income taxes payable and a $0.9 million increase in deferred income. These increases were partially offset by: a $13.6 million increase in inventories; a $6.1 million increase in accounts receivable, net; a $3.1 million increase in prepaid expenses and other current assets. The $6.1 million increase in accounts receivable, net, reflects the higher level of revenues during the three months ended July 31, 2006, as days of sales outstanding as of July 31, 2006 increased slightly to 48 days from 45 days as of April 30, 2006. The $13.6 million increase in inventories was driven by our 12 to 14 week production cycle and reflects our increased sales activity combined with a decline in inventory turns to 5.1 as of July 31, 2006 from 6.1 as of April 30, 2006. Our accrued income taxes payable increased as a consequence of an additional accrual for the three months ended July 31, 2006.
          For the three months ended July 31, 2005, net cash provided by operating activities totaled approximately $33.0 million, primarily due to net income of approximately $14.4 million for the three months ended July 31, 2005,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
a $8.3 million increase in accounts payable, a $5.2 million decrease in accounts receivable, net, a $4.1 million increase in deferred income, a $3.5 million increase in accrued income taxes payable, partially offset by a $3.0 million increase in inventories, a $1.2 million decrease in accrued expenses and other current liabilities, and a $1.3 million increase in prepaid expenses and other assets. The $5.2 million decrease in accounts receivable, net, reflects the lower level of revenues during the three months ended July 31, 2005, as days of sales outstanding as of July 31, 2005 remained unchanged from 52 days as of April 30, 2005. The $3.0 million increase in inventories was attributable to our expansion of work-in-process inventories late in the quarter in anticipation of increased future sales in the second quarter of fiscal 2006. Inventory turns decreased to 4.1 as of July 31, 2005 from 4.5 as of April 30, 2005, as we increased inventory levels to reduce supply constraints. Accounts payable increased with the increased inventory in the three months ended July 31, 2005. Our accrued taxes increased as a consequence of an additional accrual for the three months ended July 31, 2005.
     Cash Flows From Investing Activities
          For the three months ended July 31, 2006, our cash used in investing activities decreased to $13.3 million as compared to $15.2 million in cash used in investing activities for the corresponding prior year period, due to: $6.6 million in net purchases of short-term investments; $6.1 million in purchases of property, plant and equipment and $0.5 million in purchase of intangible property. For the three months ended July 31, 2005, our cash used in investing activities decreased to approximately $15.2 million from $19.5 million for the corresponding prior year period, due to $15.0 million in net purchases of short-term investments and $0.2 million in purchases of property, plant and equipment.
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

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	Revised	As Reported	Revised
July 31, 2005	$193,560	$172,660	$118,395	$139,295
          Our revision of the classification of variable rate demand notes affects the following line items in the Statements of Cash Flows for the three months ended July 31, 2005 (in thousands):

	Cash Flow Activity
	As Reported	Revised
Purchases of short-term investments	$(35,149)	$(78,249)
Proceeds from sales or maturities of short-term investments	7,500	63,300
Net increase (decrease) in cash and cash equivalents	(10,497)	2,203
Cash and cash equivalents at beginning of period	204,057	170,457
Cash and cash equivalents at end of period	$193,560	$172,660
     Cash Flows From Financing Activities
          For the three months ended July 31, 2006, net cash provided by financing activities totaled approximately $11.0 million as compared to net cash used in financing activities of $15.5 million for the corresponding period in the prior year. This change was primarily due to the absence of any repurchases of shares of our common stock in the three months ended July 31, 2006. Cash provided by financing activities for the three months ended July 31, 2006 resulted from $6.7 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and a $4.3 million cash contribution by one of our minority interest shareholders. For the three months ended July 31, 2005, net cash used in financing activities totaled approximately $15.5 million and resulted from the $17.2 million payment for the repurchase of shares of our common stock, partially offset by $1.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     Capital Resources
          In December 2000, we formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of our products in China. A total of $19.7 million of the $30.0 million of HWSC’s registered capital, as required by Chinese law, had been funded as of July 31, 2006 from our available working capital. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded has been extended to January 17, 2007. Separately, our subsidiary, the Shanghai Design Center, or SDC, will receive $5.3 million of cash infusion in the form of registered capital. Under an agreement with the Chinese government, this amount will be funded within the next 12 months. We expect to fund the capital commitment to HWSC, SDC and to our joint ventures with TSMC from our available working capital.
          We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate to be generated from business operations, to be sufficient to satisfy our foreseeable capital requirements. Other than normal working capital requirements, we expect our capital requirements totaling approximately $100.0 million in fiscal 2007 will consist primarily of funding required to expand the wafer packaging capacity available to us and to expand our color-filter processing and testing capacity. Under the terms of the agreement, we expect to take title to the equipment as soon as practicable following installation of the equipment at XinTec’s fabrication facilities.
          We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at July 31, 2006 and April 30, 2006.
          In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock. Repurchases under the open market program were authorized for a twelve-month period that ended on June 21, 2006. As of July 31, 2006, we had repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.
          Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.
Contractual Obligations and Commercial Commitments
          The following summarizes our contractual obligations and commercial commitments as of July 31, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			Less than			More than
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$30,917		$8,167	$13,512	$3,689	$5,549
Noncancelable orders	100,048		100,048	—	—	—

Total contractual obligations	130,965		108,215	13,512	3,689	5,549

Other Commercial Commitments:
Investment in HWSC	10,300	[1]	10,300	—	—	—
Joint Venture with TSMC	6,500	[2]	6,500	—	—	—
Investment in Shanghai Design Center	5,300	[3]	5,300	—	—	—

Total commercial commitments	22,100		22,100	—	—	—

Total contractual obligations and commercial commitments	$153,065		$130,315	$13,512	$3,689	$5,549

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

[1]	Represents the remaining $10.3 million of registered capital for our subsidiary, HWSC. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our image-sensor products. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded is now January 17, 2007.

[2]	On August 12, 2005, our wholly-owned subsidiary, OmniVision International Holding Ltd., entered into an Amended and Restated Shareholders’ Agreement, or the Amended VisEra Agreement, with Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, VisEra Technologies Company, Ltd., or VisEra, and VisEra Holding Company, or VisEra Cayman. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to CMOS image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In September 2005, we contributed a further $7.5 million to VisEra Cayman. In November 2005, pursuant to the Amended VisEra Agreement, we contributed an additional $9.5 million in cash to VisEra Cayman. As a result of our step acquisition, and in accordance with the provisions of FIN 46, we consolidated the results of VisEra beginning in the fiscal quarter ended October 31, 2005. See Note 5 in our condensed consolidated financial statements.

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

Pursuant to the terms of the Amended VisEra Agreement, VisEra Cayman used approximately $12.3 million of the $18.0 million increase in the total capital commitment for the acquisition of approximately 29.6% of the issued shares of XinTec, of which we own separately and directly approximately 7.8%. See Note 5 in our condensed consolidated financial statements.

All other material terms of the original Shareholders’ Agreement remain in effect.

[3]	The Company intends to increase its investment in the Shanghai Design Center by $5.3 million before March 7, 2009. The investment will provide additional design capacity. See Note 13 in our condensed consolidated financial statements.
Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that we recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact FIN No. 48 will have on our consolidated balance sheets and consolidated statements of income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk
          We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.
          The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars include certain costs affecting gross profit, selling, general and administrative and research, development and related expenses, and are primarily incurred in China, where the Chinese Yuan Renminbi (“CNY”) is the local currency and Taiwan, where the New Taiwan dollar is the local currency. Historically, the Chinese government benchmarked the CNY exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. However, in July 2005, the Chinese central bank announced that, in the future, it would benchmark the CNY against a basket of currencies which allowed the CNY to appreciate by approximately two percent against the U.S. dollar.
          The functional currencies of our wholly-owned subsidiaries are the local currencies with the exception of our subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., and in the Cayman Islands, OmniVision International Holding, Ltd., for which the functional currency is the U.S. dollar. Effective May 1, 2006, the functional currency of one of the Company’s consolidated affiliates, VisEra, also became the U.S. dollar. The change is made necessary by a significant increase in U.S. dollar-based transactions after VisEra’s entry into the color-filter business. The functional currency of Silicon Optronics, Inc., (“SOI”), the other one of our consolidated affiliates, remains the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2006 and 2005 were not material.
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
     Market Interest Rate Risk
          Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 12 months or less from the date of purchase, with the exception of auction rate securities, which bear a maturity date of up to thirty years and are re-negotiated every 35 days and variable rate demand notes which have a maturity of up to 35 years and the interest rate being reset every seven days. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures.
          Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure..
     (b) Changes in Internal Controls.
          There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising in the normal course of business.
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
          On October 20, 2005, another purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. We are named solely as a nominal defendant against whom no monetary recovery is sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. Individual defendants and we filed demurrers to the complaint. On May 15, 2006, the Court sustained our demurrer to the complaint with leave to amend on the grounds that the plaintiff failed to make a pre-litigation demand on our Board of Directors and fails to sufficiently plead that demand is futile. Plaintiff has filed an amended complaint. Individual defendants and we have filed demurrers to the amended complaint that will be heard by the Court in September 2006.

ITEM 1A. RISK FACTORS
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
          The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2006 Annual Report on Form 10-K filed with the SEC on July 14, 2006. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
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
          Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Cypress, Kodak, MagnaChip, Micron, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including PixArt and Pixelplus. Competition with these and other companies may force us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability.
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
          Sales to the camera cell phone market account for a large portion of our revenues from digital applications. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold through distributors and VARs, we believe that the camera cell phone market accounted for approximately 70% of our revenues in fiscal 2006 and in the three months ended July 31, 2006. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during fiscal 2007 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for camera cell phones is also relatively concentrated and the top six producers account for more than 75% of the annual sales of these products. If we do not continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The camera cell phone image sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If sales to the camera cell phone market do not increase, our results of operations, business and prospects would be materially adversely affected.
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
          We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering Inc., or ASE, and ImPac for substantially all of our ceramic chip packages. We also rely on ImPac, our equity investee, for our plastic chip packages. We rely on XinTec, another investee company, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We currently have plans to expand color filter processing capacity and our chip scale packaging with these service providers. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.
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
Changes in accounting rules for stock-based compensation adversely affect our reported operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.
          Since our founding, we have used employee stock options and other stock-based compensation to attract, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” We adopted SFAS No. 123(R) on May 1, 2006 and accordingly, we began to measure compensation costs for all stock-based compensation at fair value and recognized these costs as expenses in our condensed consolidated statements of income. The recognition of these expenses in our statements of income has had a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to attract, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.
Problems with wafer manufacturing and/or back-end processing yields could result in higher product costs and could impair our ability to meet customer demand for our products.
          If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function both of our design technology and the particular foundry’s manufacturing process technology. Certain risks are inherent in the introduction of such new products and technology. Low yields may result from design errors or manufacturing failures in new or existing products. During the early stages of production, production yields for new products are typically lower than those of established products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly, we perform final testing of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as the application of color filters and micro-

lenses, dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our gross margins and/or our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business. For example, lower back-end yields on two of our products adversely impacted our gross margins for the fiscal quarters ended April 30, 2005, July 31, 2005 and October 31, 2005.
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
          Because we integrate many functions on a single chip, our products are complex and are based upon evolving technology. The integration of additional functions into the complex operations of our products could result in a greater risk that customers or end users could discover latent defects or subtle faults after volumes of product have already been shipped. Although we test our products, we have in the past and may in the future encounter defects or errors. For example, in the third quarter of fiscal 2005, we made a provision of $2.7 million related to the possible replacement of products that did not meet a particular customer’s standards. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.
Historically, our revenues have been dependent upon a few key customers, the loss of one or more of which could significantly reduce our revenues.
          Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the three months ended July 31, 2006, one OEM customer accounted for approximately 13.2% of our revenues, and one distributor accounted for 12.9% of our revenues. In the three months ended July 31, 2005, two OEM customers accounted for approximately 13.2% and 11.7% of our revenues, respectively, and one distributor customer accounted for approximately 13.4% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.
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
          Our quarterly operating results have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include:
•	the volume and mix of our product sales;

•	competitive pricing pressures;

•	our ability to accurately forecast demand for our products;

•	our ability to achieve acceptable wafer manufacturing or back-end processing yields;

•	our gain or loss of a large customer;

•	our ability to manage our product transitions;

•	the availability of production capacity at the suppliers that manufacture our products or components of our products;

•	the growth of the market for products and applications using CMOS image sensors;

•	the timing and size of orders from our customers;

•	the volume of our product returns;

•	the seasonal nature of customer demand for our products;

•	the deferral of customer orders in anticipation of new products, product designs or enhancements;

•	the announcement and introduction of products and technologies by our competitors; and

•	the level of our operating expenses.
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
          Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill or amortizable intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2006, our net goodwill and amortizable intangible assets totaled approximately $32.2 million.
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
          We are required to comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires that we prepare an annual management report assessing the effectiveness of our internal control over financial reporting, and requires a report by our independent registered public accounting firm addressing this assessment and the effectiveness of our internal control over financial reporting.
          We have in the past discovered, and may in the future discover, areas of our internal control that need improvement. For example, we restated our financial statements for the first, second and third quarters of fiscal 2004. If these or similar types of issues were to arise with respect to our internal controls in future periods, they could impair our ability to produce accurate and timely financial reports.
          As our business expands, ongoing compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and maintenance of effective internal control over financial reporting will require that we hire additional qualified finance and accounting personnel. Because other businesses face similar challenges, there is significant competition for such personnel, and there can be no assurance that we will be able to attract and/or retain suitably qualified employees.
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
          We may in the future make acquisitions of, or investments in, businesses that offer products, services and technologies that we believe would complement our products, including CMOS image sensor manufacturers. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. In addition, any future acquisition or substantial investment could present numerous risks, including:
•	difficulty in realizing the potential technological benefits of the transaction;

•	difficulty in integrating the technology, operations or work force of the acquired business with our existing business;

•	unanticipated expenses related to technology integration;

•	disruption of our ongoing business;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	possible impairment of relationships with employees, customers, suppliers and strategic partners as a result of integration of new businesses and management personnel;

•	reductions in our future operating results from amortization of intangible assets;

•	impairment of resulting goodwill; and

•	potential unknown or unexpected liabilities associated with acquired businesses.
          We expect that any future acquisitions could include consideration to be paid in cash, shares of our common stock or a combination of cash and our common stock. If and when consideration for a transaction is paid in common stock, it will result in dilution to our existing stockholders.

We may never achieve all of the anticipated benefits from our joint venture with TSMC.
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
We may not achieve all of the anticipated benefits of our alliances with, and strategic investments in, third parties.
          We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a chip scale packaging service company, and in June 2003 we made an investment in ImPac, a plastic packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further approximately 30% of the issued and outstanding shares of XinTec.
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
          We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, in August 2002 we initiated a patent infringement action in Taiwan, Republic of China against IC Media Corporation of San Jose, California for infringement of a Taiwanese patent that had been issued to us. In response to our patent infringement action, in October 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to our patent. In July 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of the subject patent, which decision was upheld by the Taiwan Ministry of Economic Affairs and the High Administrative Court. We decided not to appeal such decision by the May 31, 2005 deadline. Although we do not believe the cancellation of the Taiwanese patent at issue in the dispute described above has had a material adverse effect on our business or prospects, there may be other situations where our inability to adequately protect our intellectual property rights could materially and adversely affect our competitive position and operating results. If a third party can copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents, this could materially adversely affect our business and prospects. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Any disputes over our intellectual property rights, whatever the ultimate resolution of such disputes, may result in costly and time-consuming litigation or require the license of additional elements of intellectual property for a fee.
Litigation regarding intellectual property could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.
          In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past been, and may in the future be, subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. In fiscal 2002, we paid $3.5 million to settle an intellectual property litigation matter. Any potential intellectual property litigation against us would likely be time-consuming and expensive to resolve and would divert management’s time and attention and could also force us to take actions such as:
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
          A number of factors will affect our future tax rate, and certain of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. For example, the complex rules for accounting for the tax effects of stock-based compensation under SFAS No. 123(R) have resulted in an increase in our effective tax rate in the current fiscal year. In addition, our future effective tax rates could be negatively affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.
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
Our sales through distributors increase the complexity of our business and may reduce our ability to forecast revenues.
          During fiscal 2006, approximately 31.1% of our revenues came from sales through distributors. For the three months ended July 31, 2006, approximately 31.9% of our revenues came from sales through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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
          Sales outside of the United States accounted for substantially all of our revenues for fiscal 2006 and the three months ended July 31, 2006. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:
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
          The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through July 31, 2006, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on September 5, 2006 was $15.45 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On June 21, 2005, our Board of Directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of our common stock. Repurchases under the open-market program were authorized for a twelve-month period that ended on June 21, 2006. We did not make any purchases of our common stock in the three months ended July 31, 2006. See the section entitled “Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for further information regarding this program.
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
Dated: September 8, 2006
	By:	/s/ Shaw Hong

Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: September 8, 2006
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