Form 10-Q
period 2006-10-31
OMNIVISION TECHNOLOGIES INC
filed 2006-12-11
CIK 1106851

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     At December 6, 2006, 54,858,247 shares of common stock of the Registrant were outstanding, exclusive of 5,870,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	October 31,	April 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$207,035	$240,227
Short-term investments	142,941	114,278
Accounts receivable, net	75,288	65,916
Inventories	103,693	54,973
Refundable and deferred income taxes	1,689	1,708
Prepaid expenses and other current assets	10,779	9,158
Recoverable insurance proceeds	13,000	—

Total current assets	554,425	486,260

Property, plant and equipment, net	83,921	38,010
Long-term investments	20,301	18,673
Goodwill	7,541	4,892
Intangibles, net	25,540	26,245
Other non-current assets	4,023	3,189

Total assets	$695,751	$577,269

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$78,076	$42,770
Accrued expenses and other current liabilities	23,179	21,351
Litigation settlement accrual	13,820	—
Accrued income taxes payable	63,939	52,406
Deferred income	6,849	6,329
Current portion of capital lease obligations	141	152

Total current liabilities	186,004	123,008

Long-term liabilities:
Capital lease obligations, less current portion	208	308
Deferred tax liabilities	3,071	4,033

Total long-term liabilities	3,279	4,341

Total liabilities	189,283	127,349

Commitments and contingencies (Note 15)

Minority interest	35,227	27,113

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 60,552 issued and 54,682 outstanding at October 31, 2006 and 59,744 shares issued and 53,874 outstanding at April 30, 2006, respectively	61	60
Additional paid-in capital	311,890	285,112
Accumulated other comprehensive income	1,451	1,092
Treasury stock, 5,870 shares at October 31, 2006 and April 30, 2006	(79,568)	(79,568)
Retained earnings	237,407	216,111

Total stockholders’ equity	471,241	422,807

Total liabilities, minority interest and stockholders’ equity	$695,751	$577,269

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues	$137,656	$126,820	$274,531	$222,814
Cost of revenues	92,101	80,997	179,256	145,062

Gross profit	45,555	45,823	95,275	77,752

Operating expenses:
Research, development and related	18,657	9,935	35,499	18,412
Selling, general and administrative	15,774	9,059	28,225	15,837
Litigation settlement	3,300	—	3,300	—

Total operating expenses	37,731	18,994	67,024	34,249

Income from operations	7,824	26,829	28,251	43,503
Interest income, net	3,366	2,094	6,769	4,053
Other income, net	669	36	1,646	59

Income before income taxes and minority interest	11,859	28,959	36,666	47,615
Provision for income taxes	3,907	5,791	10,531	9,523
Minority interest	2,537	571	4,839	1,113

Net income	$5,415	$22,597	$21,296	$36,979

Net income per share:
Basic	$0.10	$0.42	$0.39	$0.67

Diluted	$0.10	$0.41	$0.38	$0.65

Shares used in computing net income per share:
Basic	54,620	53,807	54,511	55,493

Diluted	55,624	55,486	55,689	57,193

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 31,
	2006	2005
Cash flows from operating activities:
Net income	$21,296	$36,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,822	4,712
Stock-based compensation	15,277	2
Affiliate’s stock grants	179	—
Tax benefits from stock option exercises	—	955
Minority interest in net income of consolidated affiliates	4,839	1,113
Equity investments (gain) loss, net	(1,628)	125
Loss on disposal of property, plant and equipment	7	—
Changes in assets and liabilities:
Accounts receivable, net	(9,384)	(13,679)
Inventories	(48,819)	(12,823)
Refundable and deferred income taxes	—	54
Prepaid expenses and other current assets	(17,653)	(2,170)
Accounts payable	35,349	20,717
Accrued expenses and other current liabilities	14,702	(392)
Accrued income taxes payable	11,535	9,179
Deferred income	520	2,789
Deferred tax liabilities	(962)	(955)

Net cash provided by operating activities	33,080	46,606

Cash flows from investing activities:
Purchases of short-term investments	(125,672)	(122,054)
Proceeds from sales or maturities of short-term investments	96,800	121,375
Purchases of property, plant and equipment, net of sales	(49,143)	(984)
Proceeds from consolidation of VisEra, net of cash payments	—	13,792
Purchases of long-term investments	—	(11,847)
Purchases of intangible assets	(548)	—

Net cash provided by (used in) investing activities	(78,563)	282

Cash flows from financing activities:
Proceeds from short-term borrowings of consolidated affiliate	—	3,981
Repayment of short-term borrowings of consolidated affiliate	—	(3,038)
Payment of capital lease obligations	(74)	—
Cash contribution by minority shareholder	4,290	—
Affiliate cash dividend paid to minority shareholder	(245)	—
Proceeds from exercise of stock options and employee stock purchase plan	8,345	2,267
Payment for repurchases of common stock	—	(79,568)

Net cash provided by (used in) financing activities	12,316	(76,358)

Effect of exchange rate changes on cash and cash equivalents	(25)	263

Net decrease in cash and cash equivalents	(33,192)	(29,207)
Cash and cash equivalents at beginning of period	240,227	170,457

Cash and cash equivalents at end of period	$207,035	$141,250

Supplemental cash flow information:
Income taxes paid	$1,764	$228

Interest paid	$13	$—

Supplemental schedule of non-cash investing and financing activities:
Capital equipment financing obligations	$554	$—

Affiliate shares issued to affiliate employees	$459	$—

Change-of-interest benefit from minority shareholder cash contribution	$1,229	$—

Issuance of escrow shares to CDM selling stockholders	$34	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
Note 1 — Basis of Presentation
     Overview
          The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2006 and April 30, 2006 and for the three and six months ended October 31, 2006 and 2005 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2006 are derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (the “Form 10-K”).
          The results of operations for the three and six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007 or any other future period.
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

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	Revised	As Reported	Revised
October 31, 2005	$172,365	$141,250	$93,711	$124,826
          The Company’s revision of the classification of variable rate demand notes affects the following line items in the Statement of Cash Flows for the six months ended October 31, 2005 (in thousands):

	Cash Flows Activity
	As Reported	As Revised
Purchases of short-term investments	$(48,164)	$(122,054)
Proceeds from sales or maturities of short-term investments	45,000	121,375
Net decrease in cash and cash equivalents	(31,692)	(29,207)
Cash and cash equivalents at beginning of period	204,057	170,457
Cash and cash equivalents at end of period	$172,365	$141,250

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
Note 2 — Summary of Significant Accounting Policies
     Principles of Consolidation
          The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its consolidated affiliates. All significant inter-company accounts and transactions have been eliminated.
     Revenue Recognition
          For shipments to customers without agreements that allow for returns or credits, principally original equipment manufacturers (“OEMs”) and value added resellers (“VARs”), the Company recognizes revenue using the “sell-in” method. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. At the time revenue is recognized, the Company provides for future returns of potentially defective product based on historical experience.
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
          In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, CDM, and by its consolidated affiliate, VisEra Technologies Company, Ltd. (“VisEra”). The Company recognizes the CDM-associated revenue under fixed-price, milestone-based and cost-plus contract arrangements. The Company recognizes CDM-associated revenue each month based upon the proportional performance of the contract as hours are incurred relative to the total estimated hours. CDM-associated revenue has not been material in any of the periods presented. For production services, the Company recognizes revenue when the production services are complete and the product has been shipped to the customer.
     Foreign Currency Translation
          The functional currencies of the Company’s wholly-owned subsidiaries are the local currencies with the exception of the Company’s subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., and in the Cayman Islands, OmniVision International Holding, Ltd., for which the functional currency is the U.S. dollar. Effective May 1, 2006, the functional currency of one of the Company’s consolidated affiliates, VisEra, also became the U.S. dollar. The change was made necessary by a significant increase in U.S. dollar-based transactions after VisEra’s entry into the color-filter business. The functional currency of Silicon Optronics, Inc., (“SOI”), the other consolidated affiliate of the Company, remains the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented.
          For subsidiaries with local currencies as the functional currencies, the assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries or consolidated affiliates with U.S. dollar functional currencies, non-monetary assets are remeasured into U.S. dollars with historical rates of exchange. Remeasurement gains and losses are included in “Other income, net” and have not been material for all periods presented.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
     Cash and Cash Equivalents
          The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, government bonds, certificates of deposit and money market funds that are stated at cost, which approximates fair value.
          The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these instruments to the extent that amounts on deposit represent cash balances in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
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
     Stock-Based Compensation
          Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires all share-based payments to employees, including grants of employee stock options and employee stock purchases under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), to be recognized in the financial statements based on their respective grant date fair values. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and eliminates the pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS No. 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).
          The Company adopted SFAS No. 123(R) using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the three and six months ended October 31, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 12.
          Under SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite service period of the award. The Company has chosen to recognize stock-based compensation expense using the straight-line attribution method. Black-Scholes requires the use of highly subjective, complex assumptions, including the expected term and the price volatility of the Company’s stock. SFAS No. 123(R) also requires forfeiture rates to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended October 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.
          In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
No. 123(R) to the Company for determination of the one-time election for purposes of transition. As of October 31, 2006, the Company had not yet chosen a transition method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R).
          Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and complied with the disclosure provisions of SFAS No. 123. Under APB 25, compensation cost was recognized based on the difference on the date of grant, if any, between the fair value of the Company’s stock and the amount an employee was required to pay to acquire the stock. In accordance with SFAS No. 123, the Company provided pro forma information to illustrate the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. In the pro forma presentation, we recognized stock-based compensation expense under the accelerated method, as specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
     Comprehensive Income (Loss)
          Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for the three and six months ended October 31, 2006 was $5.6 million and $21.7 million, respectively, and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the three and six months ended October 31, 2005 was $21.9 million and $36.5 million, respectively.
     Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or a net basis is an accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company does not believe that the application of EITF 06-3 will have a material effect on the Company’s consolidated results of operations, financial condition and cash flows.
          In June 2006, the FASB issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s consolidated balance sheets and consolidated statements of income.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements’’ (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands the requisite disclosures for fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather establishes a common definition of fair value to be used throughout generally accepted accounting principles. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact of adopting SFAS No. 157 on its consolidated results of operations, financial condition and cash flows.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Pursuant to SAB No. 108, registrants are required to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not believe that the application of SAB No. 108 will have a material effect on the Company’s consolidated results of operations, financial condition and cash flows.
Note 3 — Short-Term Investments
     Available-for-sale securities at October 31, 2006 and April 30, 2006 were as follows (in thousands):

	As of October 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Certificates of deposit	$4,540	$—	$—	$4,540
Municipal bonds and notes	118,451	10	(14)	118,447
Commercial paper and bond funds	19,950	4	—	19,954

	$142,941	$14	$(14)	$142,941

Contractual maturity dates, less than one year				$107,877
Contractual maturity dates, one year to two years				19,721
Contractual maturity dates, two years to 35 years(1)				15,343

				$142,941

	As of April 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Municipal bonds and notes	$95,445	—	(39)	$95,406
Commercial paper	18,900	—	(28)	18,872

	$114,345	$—	$(67)	$114,278

Contractual maturity dates, less than one year				$36,648
Contractual maturity dates, one year to 34 years(1)				77,630

				$114,278

(1)	Represents auction rate securities, which have a maturity date of up to 30 years with the interest rate being reset principally up to every 35 days and variable rate demand notes, which have a final maturity date of up to 35 years but whose interest rate is reset at varying intervals typically between one and seven days.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
Note 4 — Balance Sheet Accounts (in thousands)

	October 31,	April 30,
	2006	2006
Cash and cash equivalents:
Cash	$10,509	$8,597
Money market funds and certificates of deposit	123,294	197,030
Commercial paper and government bonds	73,232	34,600

	$207,035	$240,227

Accounts receivable, net:
Accounts receivable	$82,146	$73,412
Less: Allowance for doubtful accounts	(1,028)	(1,067)
Allowance for sales returns	(5,830)	(6,429)

	$75,288	$65,916

Inventories:
Work in progress	$68,772	$34,310
Finished goods	34,921	20,663

	$103,693	$54,973

Prepaid expenses and other current assets:
Prepaid expenses	$3,489	$2,758
Deposits and other	5,518	4,556
Interest receivable	1,772	1,844

	$10,779	$9,158

Property, plant and equipment, net:
Buildings and land use right	$7,368	$7,163
Buildings/leasehold improvements	3,235	2,702
Machinery and equipment	46,095	34,185
Furniture and fixtures	765	713
Software	2,649	2,280
Construction in progress	40,444	3,248

	100,556	50,291
Less: Accumulated depreciation and amortization	(16,635)	(12,281)

	$83,921	$38,010

Accrued expenses and other current liabilities:
Employee compensation	$7,345	$5,301
Third party commissions	1,501	1,876
Acquisition costs	—	2,095
Professional services	1,862	2,494
Noncancelable purchase commitments	2,169	2,627
Pricing adjustments	6,935	3,968
Other	3,367	2,990

	$23,179	$21,351

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
Note 5 — Long-term Investments
     Long-term investments as of October 31, 2006 and April 30, 2006 consisted of the following (in thousands):

	October 31,	April 30,
	2006	2006
ImPac	$2,477	$2,130
XinTec	17,824	16,543

Total	$20,301	$18,673

     ImPac Technology Co., Ltd.
          In June 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded equity income of $224,000 and $347,000, respectively, in “Other income, net”, as its portion of the net income in the three and six months ended October 31, 2006 recorded by ImPac. The Company recorded equity income of $68,000 and $50,000, respectively, in “Other income, net”, as its portion of the net income in the three and six months ended October 31, 2005 recorded by ImPac. See Note 16.
     XinTec, Inc.
          In October 2005, pursuant to the terms of the Amended VisEra Agreement (as defined below), VisEra Holding Company (“VisEra Cayman”) completed the acquisition from existing shareholders of shares of XinTec, Inc. (“XinTec”) representing approximately 29.6% of the issued and outstanding shares of XinTec, a Taiwan-based supplier of chip-scale packaging services, in which the Company already held an approximate eight percent interest. The Company accounts for its investment in XinTec under the equity method. For the three and six months ended October 31, 2006, the Company recorded equity income of $0.5 million and $1.3 million, respectively, in “Other income, net.” Prior to the three months ended July 31, 2005, the Company recorded its investment in XinTec under the cost method. For the three and six months ended October 31, 2005, the Company recorded an equity loss of $216,000 in “Other income, net.” The Company’s purchases of services from XinTec are at arm’s length.
          On August 31, 2006, the Company entered into an Equipment Procurement Agreement (the “Equipment Agreement”) with XinTec. Under the terms of the Equipment Agreement, XinTec has agreed to provide wafer level packaging services to the Company on the terms and conditions of a manufacturing agreement to be negotiated between the parties. The Company has agreed to procure, through XinTec, up to $50 million of certain equipment to be located at XinTec’s facilities for the sole purpose of providing such wafer level packaging services to the Company. In addition, XinTec has agreed to dedicate capacity to fulfill the Company’s future orders.
          In the three months ended October 31, 2006, the Company remitted to XinTec approximately $24.9 million pursuant to the Equipment Agreement. The Company expects that the program as a whole will be complete by the middle of calendar year 2007. The first equipment was installed in November 2006. Under the terms of the agreement, the Company takes title to the equipment as soon as practicable following installation of the equipment at XinTec’s fabrication facilities. See Note 17.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
Note 6 — Consolidated Affiliates
     Silicon Optronics, Inc.
          In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”) to establish a joint venture in Taiwan. The purpose of the joint venture, which is called SOI, is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of approximately 49%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005.
          In July 2006, SOI declared a cash dividend of $482,000, of which $245,000 was payable to minority shareholders. SOI also issued shares to its employees with an estimated fair value of $459,000. The cash dividend was paid in August 2006. As a result of the issuance of shares by SOI to its employees, the Company’s ownership percentage declined from 49% to approximately 47%.
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
          Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million, which commitments may be met or discharged in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra Cayman. Through October 31, 2006, the Company has contributed $18.5 million to VisEra and VisEra Cayman. A minimum of an additional $6.1 million in cash or asset contributions will be made by the Company and TSMC, with the remaining $10.7 million to be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra Cayman. At a future date yet to be determined, the Company expects to contribute certain of its assets to the joint venture, including technology and plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed by the Company exceeds the balance of the Company’s commitment, the Company will receive cash from VisEra Cayman. See Note 17.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
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
          All other material terms of the original Shareholders’ Agreement remain in effect. See Note 15.
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
          In May 2006, VisEra Cayman purchased certain equipment and intellectual property from Dai Nippon Printing Co., Ltd., or Dai Nippon, for approximately $3.1 million. Dai Nippon also made an investment in VisEra Cayman of approximately $4.3 million, representing an approximate 3.6% interest in the common stock of VisEra Cayman. Because the per share value of the Dai Nippon investment exceeded the Company’s average per share carrying value in VisEra Cayman, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to “Additional paid-in capital,” a component of stockholders’ equity.
          In August 2006, VisEra submitted a proposal to the Company to increase its manufacturing capacity. In its present form, the proposal will require TSMC and the Company to each make an additional investment totaling up to approximately $50.0 million. The Company’s board of directors approved the first phase of the proposal, which will require an additional investment of approximately $27.0 million in VisEra Cayman. TSMC, the Company’s joint venture partner, also invested an equal amount in the joint venture. This investment is part of an ongoing capacity expansion plan at VisEra.
     Note 7 — Intangible Assets and Goodwill
     Intangible assets as of October 31, 2006 consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net Book Value
Core technology	$17,800	$5,340	$12,460
Patents and licenses	13,460	3,174	10,286
Other intangible assets	2,073	309	1,764
Trademarks and tradenames	1,400	420	980
Customer relationships	100	50	50

Intangible assets, net	$34,833	$9,293	$25,540

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
          Intangible assets as of April 30, 2006 consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net Book Value
Core technology	$17,800	$3,560	$14,240
Patents and licenses	11,260	1,865	9,395
Other intangible assets	1,525	102	1,423
Trademarks and tradenames	1,400	280	1,120
Customer relationships	100	33	67

Intangible assets, net	$32,085	$5,840	$26,245

          During the three and six months ended October 31, 2006, the Company recorded $1.8 million and $3.5 million, respectively, in total amortization expense of intangible assets. During the three and six months ended October 31, 2005, the Company recorded $1.5 million and $2.8 million, respectively, in total amortization expense of intangible assets. The total expected future amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2007	$3,490
2008	6,980
2009	6,947
2010	6,800
2011	1,286
Thereafter	37

Total	$25,540

          The following table shows the activity recorded to “Goodwill” for the six months ended October 31, 2006 (in thousands):

Goodwill
Balance at April 30, 2006	$4,892
Increase in goodwill associated with CDM acquisition in fiscal 2005 (1)	2,649

Balance at October 31, 2006	$7,541

(1)	In the three months ended October 31, 2006, the Company increased “Goodwill” related to its acquisition of CDM by $2.6 million. The increase was partially related to a put option that expired during the current quarter with respect to the remaining CDM escrow shares. The escrow shares were puttable back to the Company at a premium and 145,000 shares were put to the Company for cash totaling $2.8 million. Additionally, the value of the initial shares that were issued in April 2005 as part of the CDM acquisition was also increased due to a put option that expired unexercised subsequent to their original issuance. Both amounts should have been recorded as part of the initial acquisition of CDM.
Note 8 — Credit Facilities of Consolidated Affiliates
          VisEra maintains three unsecured lines of credit with three financial institutions, which provide a total of approximately $11.0 million in available credit. All borrowings under the three lines of credit maintained by VisEra bear interest at the market interest rate prevailing at the time of borrowing. SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements associated with these facilities and at October 31, 2006, and April 30, 2006, there were no borrowings.
Note 9 — Capital Lease Obligations
          In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
of approximately $14,000 through February 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of October 31, 2006 and April 30, 2006, $349,000 and $460,000, respectively, were outstanding under the capital lease. As of October 31, 2006 and April 30, 2006, $208,000 and $308,000, respectively, was classified as a long-term obligation.
Note 10 — Net Income Per Share
          Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.
          Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three and six months ended October 31, 2006, 9,820,166 and 5,163,158 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the average trading price of the Company’s common stock as reported on The Nasdaq Stock Market for the periods presented). For the three and six months ended October 31, 2005, 6,377,239 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive.
          The Company’s earnings per share were calculated under the provisions of SFAS No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. In February 2005, SOI issued to its employees options exercisable for 1,400,000 shares of its own common stock. In June 2006, SOI issued to its employees options exercisable for an additional 700,000 shares of its own stock. In the calculation of its earnings per share for the three and six months ended October 31, 2006 and 2005, the Company included the effect of SOI’s options in its consolidated earnings per share.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
          The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Basic:
Numerator:
Net income	$5,415	$22,597	$21,296	$36,979

Denominator:
Weighted average common shares for net income per share	54,620	53,807	54,511	55,493

Basic net income per share	$0.10	$0.42	$0.39	$0.67

Diluted:
Numerator:
Net income	$5,415	$22,597	$21,296	$36,979
Dilutive effect of SOI consolidation	(2)	(9)	(3)	(20)

Net income for diluted computation	$5,413	$22,588	$21,293	$36,959

Denominator:
Denominator for basic net income per share	54,620	53,807	54,511	55,493
Weighted average effect of common stock options	1,004	1,679	1,178	1,700

Weighted average common shares for diluted net income per share	55,624	55,486	55,689	57,193

Diluted net income per share	$0.10	$0.41	$0.38	$0.65

Note 11 — Segment and Geographic Information
          The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.
          The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and to distributors for the three and six months ended October 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
OEMs and VARs	62.7%	69.2%	65.4%	71.2%
Distributors	37.3	30.8	34.6	28.8

Total	100.0%	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Hong Kong	$51,984	$57,300	$102,066	$101,592
China	38,903	20,197	64,895	34,029
Taiwan	29,081	25,011	57,052	43,690
South Korea	7,287	11,476	21,528	17,188
Japan	4,855	11,203	17,943	22,430
United States	1,259	1,463	3,752	2,420
All other	4,287	170	7,295	1,465

Total	$137,656	$126,820	$274,531	$222,814

          The Company’s long-lived assets are located in the following countries (in thousands):

	October 31,	April 30,
	2006	2006
Taiwan	$86,126	$40,637
China	16,962	17,146
United States	1,538	1,633
All other	504	456

Total	$105,130	$59,872

Note 12 — Employee Stock Purchase and Stock Option Plans
     2000 Employee Stock Purchase Plan
          The 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) was adopted by the board of directors in February 2000 and was approved by the shareholders in March 2000. The 2000 Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2000 Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or 4% of the Company’s outstanding common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The offering periods under this plan are the periods of approximately 24 months commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the periods ending twenty-four months later. Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping. The purchase period under the 2000 Purchase Plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The 2000 Purchase Plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of October 31, 2006, 1,760,000 shares had been purchased under the 2000 Purchase Plan.
     1995 Stock Option Plan
          In May 1995, the Company adopted the 1995 Stock Option Plan under which 7,200,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
and stock purchase rights. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company’s common stock and at a price of not less than 110% of the fair market value for grants to any person who owns more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owns more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1995 Stock Option Plan generally vest over five years and are exercisable immediately or for up to ten years (five years for grants to any person who owns more than 10% of the voting power of all classes of stock on the date of the grant).
          In February 2000, the Company terminated the 1995 Stock Option Plan as to future grants. However, options outstanding under the 1995 Stock Option Plan continue to be governed by the terms of the 1995 Stock Option Plan.
     2000 Stock Plan
          In February 2000, the Company adopted the 2000 Stock Plan under which 6,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 3,000,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The 2000 Stock Plan provides for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company’s common stock and at a price not less than 110% of the fair market value for grants to any person who owns more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owns more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan have been at fair market value on the date of the grant and generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant).
          Options to purchase 2,235,000 and 5,017,000 shares of common stock were granted to employees during the three and six months ended October 31, 2006, respectively, under the 2000 Stock Plan. Options to purchase 63,500 and 1,073,419 shares of common stock were granted to employees during the three and six months ended October 31, 2005, respectively, under the 2000 Stock Plan. As of October 31, 2006, options to purchase 12,796,000 shares of common stock were outstanding.
     2000 Director Option Plan
          The 2000 Director Option Plan was adopted by the board of directors in February 2000 and approved by the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, or 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year, or an amount determined by the board of directors. The 2000 Director Option Plan provides for an initial grant to the nonemployee director to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director is granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting the director has served on the board of directors for no less than six months. The contractual term of options granted under the 2000 Director Option Plan is ten years, but the options expire three months following the termination of the optionee’s status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants are exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000 share grants are exercisable at the rate of 1/16th of the shares per quarter. The exercise price of all of these options is 100% of the fair market value of the common stock on the date of grant.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
     Stock-Based Compensation Award Activity
          The following table summarizes stock-based compensation award activity under the 2000 Stock Plan and the 2000 Director Option Plan, and the related weighted average exercise price, for the six months ended October 31, 2006:

		Options outstanding
			Weighted
	Options		Average
	Available	Number	Price
	For Grant	of Shares	Per Share
	(in	(in
	thousands)	thousands)
Balance at April 30, 2006	3,041	8,963	$16.22
Replenished	3,135	—	—
Granted	(5,017)	5,017	21.56
Exercised	—	(709)	9.87
Expired or forfeited	475	(475)	20.53

Balance at October 31, 2006	1,634	12,796	18.50

Vested and expected to vest at October 31, 2006		11,763	$18.24

          As of October 31, 2006 and April 30, 2006, options to purchase 5,076,000 and 4,768,000 shares, respectively, were vested. Information regarding the options outstanding as of October 31, 2006 is summarized below:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate	Options	Remaining	Average	Aggregate
Range of Exercise	Options	Contractual	Exercise	Intrinsic	Vested and	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life	Price	Value	Exercisable	Life	Price	Value
				(in	(in			(in
	(in thousands)	(in years)		thousands)	thousands)	(in years)		thousands)
$0.15–$12.14	1,871	5.88	$7.21		1,546		$6.26
$12.15–$16.40	2,796	7.38	15.69		2,022		15.75
$16.41–$18.77	2,966	9.50	17.14		358		17.69
$18.78–$25.40	2,465	7.92	23.88		1,075		23.47
$25.41–$30.05	2,698	9.51	25.84		75		27.72

$0.15–$30.05	12,796	8.20	$18.50	$19,262	5,076	6.92	$14.81	$17,067

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on October 31, 2006 of $16.42 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of October 31, 2006 was 3,568,000.
          The total intrinsic value of options exercised during the three and six months ended October 31, 2006 was $1.4 million and $4.6 million, respectively. Total cash received from employees as a result of employee stock option exercises during the six months ended October 31, 2006 was approximately $7.0 million.
          As of October 31, 2006, there was $54.3 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.4 years. The Company’s current practice is to issue new shares to settle share option exercises. For the 2000 Purchase Plan, there was $0.7 million of unrecognized compensation cost as of October 31, 2006, which is expected to be recognized over a weighted average period of 0.9 years.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
     Impact of the Adoption of SFAS No. 123(R)
          The Company adopted SFAS No. 123(R) beginning May 1, 2006 and used the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Effective with the adoption of SFAS No. 123(R), stock-based compensation expense is recognized in the Company’s Consolidated Statements of Operations and includes (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of SFAS No. 123(R) on the Company’s consolidated financial statements by award type for the three and six months ended October 31, 2006 was as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2006	2006
Stock-based compensation expense by type of award:
Employee stock options	$8,423	$14,453
Employee stock purchase plan	399	824

Total stock-based compensation	8,822	15,277
Tax effect	1,152	1,944

Net effect on net income	$7,670	$13,333

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
          The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted was $8.67 and $11.59 during the three and six months ended October 31, 2006, respectively. The per share weighted average estimated grant date fair value for employee options granted was $7.49 and $7.59 during the three and six months ended October 31, 2005, respectively.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
          The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three months ended October 31, 2006 and 2005:

	Employee Stock Option Plans
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Risk-free interest rate	4.81%	4.00%	4.94%	3.72%
Expected term of options (in years)	4.0	3.5	4.0	3.5
Expected volatility	62.3%	80.9%	64.8%	84.1%
Expected dividend yield	0%	0%	0%	0%
          Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2006 was $8.25 and $8.19, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2005 was $3.15 and $3.24, respectively.
          The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Risk-free interest rate	5.11%	3.65%	5.11%	3.47%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	57.2%	36.4%	57.2%	39.6%
Expected dividend yield	0%	0%	0%	0%
          The methodologies for determining the above values were as follows:
•	Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical experience.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock-based awards.

•	Expected volatility: The Company determines expected volatility based on an average between the historical volatility of the Company’s common stock and the implied volatility based on the Company’s traded options.

•	Dividend yield: The dividend yield assumption reflects the Company’s intention not to issue a dividend under its dividend policy.

•	Estimated pre-vesting forfeitures: When estimating pre-vesting forfeitures, the Company considers forfeiture behavior based on actual historical information.

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
     Periods Prior to Adoption of SFAS No. 123(R)
          Prior to the adoption of SFAS No. 123(R), the Company applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The pro forma information in the following table illustrates the effect on net income and net income per share for the three and six months ended October 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2005	2005
Net income, as reported	$22,597	$36,979
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	5,808	11,348

As adjusted net income	$16,789	$25,631

Net income per share — Basic:
As reported	$0.42	$0.67

As adjusted	$0.31	$0.46

Net income per share — Diluted:
As reported	$0.41	$0.65

As adjusted	$0.31	$0.46

Shares used in computing net income per share — Basic:
As reported	53,807	55,493

As adjusted	53,807	55,493

Shares used in computing net income per share — Diluted:
As reported	55,486	57,193

As adjusted	53,807	55,493

Note 13 — Additional Paid-in Capital
          The following table shows the activity recorded to “Additional paid-in capital” for the six months ended October 31, 2006 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2006	$285,112
Exercise of stock options	6,993
Employee stock purchase plan	1,351
Compensation related to stock options granted	15,277
Gain from minority investment	1,229
Goodwill adjustment for put rights issued to CDM selling stockholders	1,894
Shares issued for CDM Optics acquisition	34

Balance at October 31, 2006	$311,890

Note 14 — Treasury Stock
          On June 21, 2005, the Company’s board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company’s common stock. Repurchases under the open-market program

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
were authorized for a twelve-month period that ended on June 21, 2006. As of October 31, 2006 and April 30, 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock under the open-market program for an aggregate cost of approximately $79.6 million.
Note 15 — Commitments and Contingencies
     Commitments
          In December 2000, the Company formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of HWSC is $30.0 million of which the Company has funded a total of $19.7 million. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded has been extended to January 17, 2007. The $19.7 million invested through October 31, 2006 was used primarily for payment to building contractors for the construction of facilities and the purchase of equipment.
          The Company also maintains a subsidiary in Shanghai, the Shanghai Design Center (“SDC”), which provides assistance to the Company in various product design projects. Under a separate agreement with the Chinese government, approximately $4.9 million of registered capital for SDC will be funded by March 7, 2009. The investment will provide additional design capacity to the Company.
          The Company has various commitments arising from the Amended VisEra Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra and VisEra Cayman. Through October 31, 2006, the Company has contributed $18.5 million to VisEra and VisEra Cayman. A minimum of an additional $6.1 million in cash or asset contributions will be made by the Company and TSMC, with the remaining $10.7 million to be made by additional investors, additional contributions by the parties, or a combination thereof, provided that the parties have and will maintain equal interests in VisEra Cayman. To the extent, if any, that the value of the assets contributed exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. See Notes 6 and 17.
     Litigation
          From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising in the normal course of business.
          On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against the Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including the Company, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
not issue a ruling on the motion for final approval at the fairness hearing. On December 5, 2006 the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation. The settlement continues to remain subject to final Court approval and a number of other conditions. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. The Company further believes that the settlement will not have any material adverse affect on its financial condition, results of operations or cash flows.
          On June 10, 2004, the first of several putative class actions was filed against the Company and certain of its present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased the Company’s common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of the Company’s common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. On July 29, 2005, the court denied the Company’s motion to dismiss the complaint and discovery commenced thereafter. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. Much of the settlement would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to the Company. The Company has accrued $3.3 million for the quarter ended October 31, 2006, as the Company’s share of the settlement, including unreimbursed defense costs, net of $13.0 million in recoverable insurance proceeds. The parties are currently drafting a written settlement agreement and other customary documentation. As a result of the pending statement, the parties have agreed to stay discovery and other proceedings. Notice of the settlement must be provided to the purported shareholder class, and the Court must grant final approval of the settlement. The Company believes that ultimate settlement is probable at the currently estimated amount. There is no assurance that the Court will grant such approval, or that the settlement will become final. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. If the litigation continues, the Company cannot estimate whether the result of the litigation would have a material adverse effect on its financial condition, results of operations or cash flows.
          On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company is named solely as a nominal defendant against whom no monetary recovery is sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. The Company and individual defendants filed demurrers to the complaint. On May 15, 2006, the Court sustained the Company’s demurrer to the complaint with leave to amend on the grounds that plaintiff failed to make a pre-litigation demand on the Company’s board of directors and fails to sufficiently plead that demand is futile. On October 4, 2006, the Court sustained the Company’s demurrer to the amended complaint as well and granted leave to amend. Plaintiff is currently scheduled to file a second amended complaint on December 12, 2006.
Note 16 — Related Party Transactions
          In May 2006, the Company consummated a loan agreement with one of its employees. Under the terms of the agreement which was approved in fiscal 2004, the Company extended to the employee a three-year $1.0 million loan with an imputed interest rate of approximately five percent per annum which matures on May 12, 2009. The loan is secured by a deed of trust.
          In the second quarter of fiscal 2006, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to HWSC. The Company compensates

OMNIVISION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended October 31, 2006 and 2005
(unaudited)
ImPac for the services provided in accordance with the Company’s policy regarding related party transactions. The Company’s board of directors approved the agreement, which may be cancelled by either party at any time. Subsequent to October 31, 2006, the Company and ImPac have mutually agreed to phase out the management and support services over the next several months beginning on January 1, 2007. During the three and six months ended October 31, 2006, the Company paid ImPac approximately $254,000 and $0.5 million, respectively, as compensation for management and support services. During the three and six months ended October 31, 2005, the Company paid ImPac approximately $116,000 as compensation for management and support services. In addition, from August 2005 to present, Tsuey-Jiuan Chen, the president of ImPac, has also acted as president of HWSC. From August 2001 to April 2003, Tsuey-Jiuan Chen served on the Company’s board of directors.
          In January 2006, in accordance with the Amended VisEra Agreement (see Note 6), VisEra, the Company’s joint venture with TSMC, purchased from TSMC color filter processing equipment and related assets for an aggregate price equivalent to $16.9 million. In connection with the purchase, VisEra entered into a three-year lease agreement with TSMC. Under this agreement, VisEra leases from TSMC approximately 14,000 square feet of factory and office space where the assets are located. Under a related services contract, TSMC agreed to provide VisEra with certain manufacturing support services, such as mail delivery and receipt and reception services, at prices which approximate cost.
Note 17 — Subsequent Event
          The Company has various commitments arising from the Amended VisEra Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. In November 2006, the Company provided a further $6.1 million as its portion of an additional cash or asset contribution to be made by the Company and TSMC under the current Amended VisEra Agreement. See Notes 6 and 16.
          On December 5, 2006, XinTec held a special shareholder meeting during which XinTec’s shareholders approved an additional private-placement investment by TSMC. As a result, the Company’s ownership percentage declined from 7.8% to 4.4%, and VisEra’s ownership percentage declined from 29.6% to 16.9%. See Note 5.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the expansion of our testing capabilities and packaging capacity, manufacturing services to be provided by VisEra, future trends and opportunities in certain markets, the development, introduction and capabilities of new products, the establishment of partnerships with other companies, increased unit volume sales, the increase of competition in our industry, the continued importance of the camera cell phone market to our business, continued price competition and reduction of average selling prices with respect to our products, the extent of certain future expenses, our effective tax rate for fiscal 2007, our future investments, our working capital requirements in fiscal 2007, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 49 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.
          OmniVision and OmniPixel are registered trademarks of OmniVision Technologies, Inc. CameraChip, OmniPixel2, OmniQSP, VarioPixel and VarioPixel2 are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of CDM Optics, Inc.
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
          In September 2005, we announced the introduction of our advanced OmniPixel2® architecture. This architecture, which is based on a 2.2 µ x 2.2 µ pixel and uses a 0.13 µ process geometry, is less than half the size of the OmniPixel architecture introduced in 2004, but with improved performance. With the OmniPixel2 architecture, we have significantly improved sensor performance in three key areas. The improved fill-factor and zero-gap micro-lens structure increase the sensor’s ability to capture light, and its improved quantum efficiency improves its dynamic range, its ability to adapt to large and rapid changes in light levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          During the three months ended October 31, 2006, we shipped the first sample of our new sensor based on our Wavefront Coding™ technology. Our customers have indicated a high level of interest in Wavefront Coding, which we are continuing to refine through ongoing internal development efforts. Although continued refinements of the technology will defer the realization of first product revenues, we remain committed to fully exploiting the potential of this advanced lens focus system.
     New Products
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
          In September 2006, we introduced the OV7720, a high sensitivity digital VGA CameraChip sensor designed specifically for security and surveillance applications. Unlike the sensors used in conventional analog security cameras, the new sensor produces high quality digital output and eliminates the need for A/D converters while simplifying post processing. The OV7720 is one of the first high performance sensors capable of running at 60 frames per second and delivers, we believe, exceptional low-light sensitivity and performance without sacrificing the speed required for advanced security applications. In September 2006, we also unveiled the new OV7949 advanced CMOS CameraChip sensor designed specifically for commercial CCTV/video monitoring security systems. The highly integrated, single-chip OV7949 video camera chip sensor is based on our proprietary OmniPixel architecture. The OV7949 combines a high level of functionality with a brand new design that we specifically engineered to operate extremely well in low-light conditions, a feature especially critical to indoor and night security monitoring systems.
          In October 2006, we announced the availability of our new all digital OV7710 CameraChip advanced CMOS image sensor developed specifically for automotive applications. The OV7710 is a highly integrated CMOS video camera that combines a high level of functionality with all digital output. Digital output is a key requirement for automotive machine-vision applications such as airbag deployment, lane departure warning, collision avoidance/pedestrian detection, windshield wiper control, and drowsiness detection. The OV7710 features a dual dynamic overlay function, which permits text or graphics within the image.
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
          In August 2005, we entered into an Amended and Restated Shareholders’ Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of approximately 29.6% of the issued share capital of XinTec, Inc., or XinTec, a Taiwan-based provider of chip-scale packaging services of which we directly owned approximately 7.8%. In fiscal 2006, VisEra invested an additional $0.5 million and we invested an additional $130,000 in XinTec as our portion of an additional capital injection to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec due to VisEra’s investment in XinTec during fiscal 2006, we now account for our investment in XinTec under the equity method. On December 5, 2006, XinTec held a special shareholder meeting during which XinTec’s shareholders approved an additional private-placement investment by TSMC. As a result, our ownership percentage declined from 7.8% to 4.4% and VisEra’s ownership percentage declined from 29.6% to 16.9%.
          As a result of the additional investment that TSMC and we made in VisEra during the quarter ended October 31, 2005, TSMC’s and our interest each increased from 25% to 43%, and consequently we re-evaluated our accounting for VisEra in accordance with FIN 46. We concluded that, as a result of our step acquisition of VisEra and because substantially all of the activities of VisEra either involve or are conducted on our behalf, VisEra is a variable interest entity. Since we are the source of virtually all of VisEra’s revenues, we have a decisive influence over VisEra’s profitability. Accordingly, we consider ourselves to be the primary beneficiary of the joint venture, and we now include VisEra’s financial results in our consolidated financial statements. In the quarter ended January 2006, we increased our interest in VisEra from 43% to 46% through purchases of unissued shares. In January 2006, pursuant to the Amended VisEra Agreement, VisEra purchased from TSMC the equipment used for applying color filers and micro-lenses to wafers, and VisEra is now providing the related processing services that we previously purchased from TSMC. In November 2006, we provided a further $6.1 million as our portion of an additional cash or asset contribution to be made by TSMC and us under the current Amended VisEra Agreement.
          In August 2006, VisEra submitted a proposal to us to increase its manufacturing capacity. In its present form, the proposal will require TSMC and us to each make an additional investment totaling up to approximately $50.0 million. Of this amount, we approved the first phase of the proposal, which will require an additional investment of approximately $27.0 million in VisEra Cayman. TSMC, our joint venture partner, will also invest an equal amount in the joint venture. This investment is part of an ongoing capacity expansion plan at VisEra. In July 2006, we agreed with VisEra that we would assume direct responsibility for the logistics management services that VisEra currently provides to us. We currently expect this change will be effective during the third quarter of fiscal 2007 and, as a result, we expect that we may be required to de-consolidate VisEra as of the date of the change. We do not expect that the de-consolidation of VisEra will have any material effect on our reported revenue or reported net income.
     Joint Venture with PSC
          In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, to establish Silicon Optronics, Inc., or SOI, our joint venture with Powerchip Semiconductor Corporation in Taiwan. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of our legacy products. In connection with the establishment of SOI, we have agreed to enter into manufacturing and other agreements as appropriate with PSC. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. In July 2006, SOI declared a cash dividend of $482,000, of which $245,000 was payable to minority shareholders. SOI also issued shares to its employees with an estimated fair value of $459,000. The cash dividend was paid in August 2006. As a result of the issuance of shares by SOI to its employees, our ownership percentage declined from 49% to approximately 47%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     Acquisition of CDM
          In April 2005, we completed the acquisition of privately held CDM Optics, Inc., or CDM. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing OmniVision sensors. Because the image is always in focus, Wavefront Coding technology also eliminates the time-delay inherent in conventional auto or manually focused camera systems. The closing consideration for the acquisition consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. We are further obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at October 31, 2006 and April 30, 2005.
          In the three months ended October 31, 2006, we increased “Goodwill” related to our acquisition of CDM by $2.6 million. The increase was partially related to a put option that expired during the current quarter with respect to the remaining CDM escrow shares. The escrow shares were puttable back to us at a premium and 145,000 shares were put to us for cash totaling $2.8 million. Additionally, the value of the initial shares that were issued in April 2005 as part of the CDM acquisition were also increased due to a put option that expired unexercised subsequent to the original issuance of the shares. Both amounts should have been recorded as part of the initial acquisition of CDM.
     Capital Resources
          As of October 31, 2006, we had approximately $207.0 million in cash and cash equivalents and approximately $142.9 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.
          In June 2005, our board of directors approved a proposal to use up to $100 million of our available cash to repurchase our common stock in an open-market program. Repurchases under the open-market program were authorized for a twelve-month period that ended on June 21, 2006. During the program’s twelve-month period, we repurchased a total of 5,870,000 shares at a weighted average price of $13.56 per common share for a total of $79.6 million.
     The Current Economic and Market Environment
          We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our sources of offshore fabrication, we relocated a substantial portion of our testing operations to China during fiscal 2004 and completed this relocation in early fiscal 2005.
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
          The overwhelming majority of sales of our products depend on decisions by engineering designers and manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular product requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver on time reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 400 million image sensors, including approximately 120 million in the six months ended October 31, 2006, which demonstrates the capabilities of our production system, including our sources of offshore fabrication. To increase and enhance our production capabilities, we recently completed a project with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of their fabrication facilities, at which our products can be produced. We are also working with PSC to expand their ability to process wafers for us. VisEra, our joint venture with TSMC and our investments in two key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for packaging our image sensors in the various formats required by our customers. We are currently expanding our capacity with VisEra and XinTec, one of the key packaging suppliers. As necessary, we will make further investments to ensure that we have sufficient production capacity to meet the demands of our customers.
          Since our end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues by geography are based on the country or region in which our customers issue purchase orders to us.
          We believe that the market opportunity represented by camera cell phones remains very large. We benefited from growth in shipments of sensors for camera cell phones on a year-over-year basis, driven, in part, by increased demand for our VGA and 1.3-megapixel image sensors.
          We also believe that, like the digital still camera market, camera cell phone demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of multiple products. In response to these trends we introduced several 1.3-megapixel products based on our OmniPixel technology. More recently, we began volume production of the first product based on the second generation of our OmniPixel technology which we call OmniPixel2 technology. This is a 2-megapixel image sensor, the world’s first 2-megapixel sensor in a quarter-inch format, and during the quarter ended July 31, 2006, we began shipping this product in volume.
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
that the ultra thin module solution may also prove popular in personal computer, or PC, notebook applications where the camera module needs to be no thicker than the LCD housing. In October 2006, we introduced our sixth generation 1.3-megapixel CameraChip sensor based on our OmniPixel2 technology. Featuring a 2-micron pixel and 1/5-inch optical format, the OV9660 enables a 25 percent thinner camera module than the previous generation, meeting the requirements of ultra slim handset designs. Additionally, the smaller module size is especially attractive to handset makers because it allows a drop-in upgrade from VGA to 1.3 megapixels, thereby extending the life of existing VGA camera phone designs.
          In the emerging notebook market for embedded image sensors, we continue to win designs. We are supplying sensors to four of the top five notebook OEMs. Our shipments to notebook and standalone PC camera manufacturers continue to grow as services such as Skype, Google, AOL and Yahoo are adding video capability to their conferencing software. The OV9660 also provides ultra-portable notebook manufacturers with the ability to upgrade to 1.3-megapixel cameras without the need for a costly system redesign by avoiding the size constraints which previously limited them to VGA resolution cameras.
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
          In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Accordingly, in order to maintain our gross margins, we and our suppliers have to work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we have to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, our gross margin will decline.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          In August 2004, we announced the introduction of our advanced OmniPixel technology. In September 2004, we introduced our first small-scale, CMOS image sensor with five megapixels based on our new OmniPixel technology. In October 2005, we announced the second generation of our OmniPixel technology, OmniPixel2 technology. Certain risks are inherent in the introduction of such new products and technology. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as the unexpected back-end problems that resulted in low yields on two of our products, the first of which arose in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006.
          We have migrated the production of our new sensors to the 0.13 µ line width process, and initiated mass production volumes at the end of calendar 2005. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.
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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	66.9	63.9	65.3	65.1

Gross margin	33.1	36.1	34.7	34.9

Operating expenses:
Research, development and related	13.5	7.8	12.9	8.3
Selling, general and administrative	11.5	7.1	10.3	7.1
Litigation settlement	2.4	—	1.2	—

Total operating expenses	27.4	14.9	24.4	15.4

Income from operations	5.7	21.2	10.3	19.5
Interest income, net	2.4	1.6	2.5	1.9
Other income, net	0.5	—	0.6	—

Income before income taxes and minority interest	8.6	22.8	13.4	21.4
Provision for income taxes	2.8	4.6	3.8	4.3
Minority interest	1.9	0.4	1.8	0.5

Net income	3.9%	17.8%	7.8%	16.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Three Months Ended October 31, 2006 as Compared to Three Months Ended October 31, 2005
Revenues
          We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, security and surveillance cameras, digital still cameras, embedded applications for personal computers, interactive video and toy cameras and automotive products. Revenues for the three months ended October 31, 2006 increased by 8.5% to approximately $137.7 million from $126.8 million for the three months ended October 31, 2005. The increased revenues were due to an increase in unit sales of our image-sensor products, primarily for cell phones, partially offset by a decrease in average selling prices. Revenue from SOI, whose operating results were consolidated for the first time in the first quarter of fiscal 2006, represented approximately three percent and four percent of our revenue for the three months ended October 31, 2006 and 2005, respectively.
     Revenues from Sales to OEMs and VARs as Compared to Distributors
          We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended October 31, 2006 and 2005:

	Three Months Ended
	October 31,
	2006	2005
OEMs and VARs	62.7%	69.2%
Distributors	37.3	30.8

Total	100.0%	100.0%

          OEMs and VARs. In the three months ended October 31, 2006, one OEM customer accounted for approximately 17.8% of our revenues. In the three months ended October 31, 2005, one OEM customer accounted for approximately 18.8% of our revenues. For the three months ended October 31, 2006 and 2005, no other OEM or VAR customer accounted for 10% or more of our revenues.
          Distributors. In the three months ended October 31, 2006, two distributor customers accounted for approximately 13.6% and 13.4% of our revenues, respectively. In the three months ended October 31, 2005, one distributor customer accounted for approximately 17.0% of our revenues. No other distributor accounted for 10% or more of our revenues during either of these periods.
     Revenues from Domestic Sales as Compared to Foreign Sales
          The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2006 and 2005:

	Three Months Ended
	October 31,
	2006	2005
Domestic sales	0.9%	1.2%
Foreign sales	99.1	98.8

Total	100.0%	100.0%

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

ITEM 2.	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Gross Profit
     Our gross margin in the three months ended October 31, 2006 was 33.1%, down from the 36.1% we reported for the three months ended October 31, 2005. The principal cause of the year-over-year decrease in our gross margin was a less favorable product mix, in particular the larger share of VGA sensors in our unit and dollar volume, and a decline in our average selling prices, which were partially offset by reductions in our production costs. In addition, we recorded approximately $1.0 million in stock compensation expense to cost of revenues in the three months ended October 31, 2006 in accordance with SFAS No. 123(R). We adopted SFAS No. 123(R) effective May 1, 2006 and there was no similar expense in the prior year quarter. Our gross margin in the three months ended October 31, 2005 was reduced by approximately four hundred basis points from the sales of the products with which we had back-end yield issues that arose in the fourth quarter of fiscal 2005 and the first and second quarters of fiscal 2006. Both of these issues are now resolved.
     Revenue from sales of previously reserved products in the three months ended October 31, 2006 was $4.1 million, as compared to $0.8 million during the same period in the prior fiscal year. In addition, during the three months ended October 31, 2006, we recognized credits of $1.6 million in compensation from suppliers whose product quality in previous periods did not meet our standards. In the three months ended October 31, 2006, we recorded an allowance for excess and obsolete inventory totaling $1.5 million to cost of revenues as compared to $1.5 million during the same period in the prior fiscal year.
Research, Development and Related Expenses
     Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended October 31, 2006 increased to approximately $18.7 million from approximately $9.9 million for the three months ended October 31, 2005. As a percentage of revenues, research and development expenses for the three months ended October 31, 2006 and 2005 represented 13.5% and 7.8%, respectively.
     The increase in research, development and related expenses of approximately $8.7 million, or 87.8%, for the three months ended October 31, 2006 from the similar period in the prior year resulted primarily from the recognition of $3.6 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $2.9 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $0.7 million increase in software expenses, a $0.6 million increase in office and outside service expenses, a $237,000 increase in amortization expenses of acquired intangible assets and a $170,000 increase in non-recurring engineering expenses related to new product development. We anticipate that our research, development and related expenses will continue to increase as we develop and introduce new products employing our OmniPixel2 and Wavefront Coding technologies.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended October 31, 2006 increased to approximately $15.8 million from $9.1 million for the three months ended October 31, 2005. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2006 and 2005 represented 11.5% and 7.1%, respectively.
     The increase in selling, general and administrative expenses of approximately $6.7 million, or 74.1%, for the three months ended October 31, 2006 from the similar period in the prior year resulted primarily from the recognition of $4.2 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $1.6 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $0.5 million increase in outside service expenses, a $0.4 million increase in commissions paid primarily to distributors as a result of increased revenues and a $0.4 million increase in accounting expense,

ITEM 2.	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
partially offset by a $0.7 million reduction in an allowance for bad debt and $0.6 million reduction in legal expenses. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, and other management information systems.
Litigation Settlement
     We have accrued $3.3 million in litigation settlement expenses for the quarter ended October 31, 2006, to reflect our share of a settlement of a securities class action lawsuit pending in the United States District Court for the Northern District of California. The parties to the litigation have reached an agreement in principle to settle the litigation. The parties are drafting a written settlement agreement and other customary documentation. Notice of the settlement must be provided to the purported shareholder class and the Court must provide final approval of the settlement. Litigation settlement expenses for the three months ended October 31, 2006 represented 2.4% of revenue. (See “Note 15 – Commitments and Contingencies” of the Notes to condensed consolidated financial statements.)
Interest Income, Net
     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds with maturities from the date of purchase up to 35 years. Interest income increased for the three months ended October 31, 2006 from the corresponding period in the prior year to approximately $3.4 million from $2.1 million. Increased interest income for the three months ended October 31, 2006 as compared to the corresponding period in the prior year resulted from higher balances in interest-bearing accounts resulting primarily from cash from operations, and by higher interest rates.
Other Income, Net
     Other income, net, for the three months ended October 31, 2006 was income of $0.7 million as compared to $36,000 in the prior year and consisted of $0.5 million as our portion of the income recorded by XinTec and $224,000 as our portion of the income recorded by ImPac Technology Co., Ltd., or ImPac, both of which we account for using the equity method of accounting, combined with other income, net. (See “Note 5 – Long-term Investments” of the Notes to condensed consolidated financial statements.) Other income, net, for the three months ended October 31, 2005 was income of $36,000 and included our portion of the net income recorded by ImPac and the net loss recorded by XinTec.
Provision for Income Taxes
     We generated approximately $11.9 million and $29.0 million in income before income taxes and minority interest for the three months ended October 31, 2006 and 2005, respectively. We recorded provisions for income taxes for the three months ended October 31, 2006 and 2005 of approximately $3.9 million and $5.8 million, respectively. For the three months ended October 31, 2006 and 2005, our effective tax rates were 32.9% and 20.0%, respectively. Quarterly income taxes are calculated using an estimate of the effective tax rate for the fiscal year. The tax provision for the quarter reflects the estimated annual effective tax rate and includes, when applicable, the impact of changes from the prior estimated rate and discrete tax items. The current quarter rate is higher than the rate reflected in the provision for the quarter ended July 31, 2006 because we now expect our annual effective tax rate for the current fiscal year to be higher than we previously estimated, and the current quarter reflects the consequent adjustment. The sequential increase in current quarter tax rate is partially offset by the income tax benefit from discrete tax items, in particular the class action lawsuit settlement. In both years, however, our effective tax rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rate. The higher effective tax rate for fiscal 2007 as compared to fiscal 2006 is principally due to the unfavorable impact of the adoption of SFAS No. 123(R) and the change in the geographical mix of income, partially offset by an increase in tax exempt interest income. We expect that our consolidated effective tax rate during the remainder of fiscal 2007 will continue to be less than the combined federal and state statutory rates. The extent to which our effective tax rate in fiscal 2007 is less than the combined federal and state statutory rates is principally contingent upon the proportion and geographic mix of our total pre-tax income that is generated in jurisdictions outside the United States.

ITEM 2.	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Minority Interest
     Minority interest for the three months ended October 31, 2006 and 2005 was $2.5 million and $0.6 million, respectively. For the three months ended October 31, 2006 and 2005, approximately $197,000 and $350,000, respectively, represents the 53% interest that we do not own in the net income of SOI, which we included in our consolidated operating results for the first time beginning in the three months ended July 31, 2005. For the three months ended October 31, 2006 and 2005, approximately $2.3 million and $221,000 represents the 57% interest that we do not own in the net income of VisEra, which we included in our consolidated operating results for the first time beginning in the three months ended October 31, 2005.
Six Months Ended October 31, 2006 as Compared to Six Months Ended October 31, 2005
Revenues
     Revenues for the six months ended October 31, 2006 increased by 23.2% to approximately $274.5 million from $222.8 million for the six months ended October 31, 2005. The increased revenues were due to an increase in unit sales of our image-sensor products, primarily for cell phones, partially offset by a decrease in average selling prices. Revenue from SOI, whose operating results were consolidated for the first time in the first quarter of fiscal 2006, represented approximately three percent and six percent of our revenue for the six months ended October 31, 2006 and 2005, respectively.
  Revenues from Sales to OEMs and VARs as Compared to Distributors
     The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2006 and 2005:

	Six Months Ended
	October 31,
	2006	2005
OEMs and VARs	65.4%	71.2%
Distributors	34.6	28.8

Total	100.0%	100.0%

     OEMs and VARs. In the six months ended October 31, 2006, one OEM customer accounted for approximately 15.5% of our revenues. In the six months ended October 31, 2005, two OEM customers accounted for approximately 16.4% and 10.0% of our revenues, respectively. For the six months ended October 31, 2006 and 2005, no other OEM or VAR customer accounted for 10% or more of our revenues.
     Distributors. In the six months ended October 31, 2006, two distributor customers accounted for approximately 13.2% and 10.7% of our revenues. In the six months ended October 31, 2005, one distributor customer accounted for approximately 15.4% of our revenues. No other distributor accounted for 10% or more of our revenues during either of these periods.
  Revenues from Domestic Sales as Compared to Foreign Sales
     The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2006 and 2005:

	Six Months Ended
	October 31,
	2006	2005
Domestic sales	1.4%	1.1%
Foreign sales	98.6	98.9

Total	100.0%	100.0%

ITEM 2.	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Gross Profit
     Our gross margin in the six months ended October 31, 2006 was 34.7% as compared to the 34.9% we reported for the six months ended October 31, 2005. The principal cause of the year-over-year slight decrease in our gross margin was a less favorable product mix, in particular the larger share of VGA sensors in our unit and dollar volume and a decline in our average selling prices, which were partially offset by reductions in our production costs. In addition, we recorded approximately $2.0 million in stock compensation expense in the six months ended October 31, 2006 in accordance with SFAS No. 123(R). We adopted SFAS No. 123(R) effective May 1, 2006 and there was no similar expense in the first six months of the prior year. Our gross margin in the six months ended October 31, 2005 was reduced by approximately five hundred basis points due to the back-end yield issues that arose in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. Both of these issues are now resolved.
     Revenue from sales of previously reserved products in the six months ended October 31, 2006 was $7.0 million, as compared to $6.7 million during the same period in the prior fiscal year. In addition, during the six months ended October 31, 2006, we recognized credits of $3.8 million in compensation from suppliers whose product quality in previous periods did not meet our standards. In the six months ended October 31, 2006, we recorded an allowance for excess and obsolete inventory totaling $2.1 million to cost of sales as compared to $3.3 million during the same period in the prior fiscal year.
Research, Development and Related Expenses
     Research, development and related expenses for the six months ended October 31, 2006 increased to approximately $35.5 million from approximately $18.4 million for the six months ended October 31, 2005. As a percentage of revenues, research and development expenses for the six months ended October 31, 2006 and 2005 represented 12.9% and 8.3%, respectively.
     The increase in research, development and related expenses of approximately $17.1 million, or 92.8%, for the six months ended October 31, 2006 from the similar period in the prior year resulted primarily from the recognition of $6.7 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $5.2 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $1.7 million increase in non-recurring engineering expenses related to new product development, a $1.3 million increase in software expenses, a $0.9 million increase in office and outside service expenses and a $0.6 million increase in amortization expenses of acquired intangible assets. The increase in non-recurring engineering expenses is primarily due to an increase in the number of new designs we released to our foundry partners.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the six months ended October 31, 2006 increased to approximately $28.2 million from $15.8 million for the six months ended October 31, 2005. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2006 and 2005 represented 10.3% and 7.1%, respectively.
     The increase in selling, general and administrative expenses of approximately $12.4 million, or 78.2%, for the six months ended October 31, 2006 from the similar period in the prior year resulted primarily from the recognition of $6.7 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $3.1 million increase in salary and payroll-related expenses, a $1.3 million increase in outside service expenses, a $1.0 million increase in commissions paid primarily to distributors associated with increased revenues and a $0.7 million increase in our facility expense, partially offset by a $1.3 million reduction in legal expenses.
Litigation Settlement
     We have accrued $3.3 million in litigation settlement expenses for the six months ended October 31, 2006, to reflect our share of a settlement of a securities class action lawsuit pending in the United States District Court for the Northern District of California. The parties to the litigation have reached an agreement in principle to settle the litigation. The parties are drafting a written settlement agreement and other customary documentation. Notice of the settlement must be provided to the purported shareholder class and the Court must provide final approval of the

ITEM 2.	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
settlement. Litigation settlement expenses for the six months ended October 31, 2006 represented 1.2% of revenue. (See “Note 15 – Commitments and Contingencies” of the Notes to condensed consolidated financial statements.)
Interest Income, Net
     Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds with maturities from the date of purchase ranging from less than 12 months to 35 years. Interest income increased for the six months ended October 31, 2006 from the corresponding period in the prior year to approximately $6.8 million from $4.1 million. Increased interest income for the six months ended October 31, 2006 as compared to the corresponding period in the prior year resulted from higher balances in interest-bearing accounts resulting primarily from cash from operations, and by higher interest rates.
Other Income, Net
     Other income, net, for the six months ended October 31, 2006 was income of $1.6 million as compared to $59,000 in the prior year and consisted of $1.3 million as our portion of the income recorded by XinTec and $347,000 as our portion of the income recorded by ImPac Technology Co., Ltd., or ImPac, both of which we account for using the equity method of accounting, combined with other income, net. (See “Note 5 – Long-term Investments” of the Notes to condensed consolidated financial statements.) Other income, net, for the six months ended October 31, 2005 was income of $59,000 on a net basis and included our portion of the net income recorded by ImPac and the net loss recorded by XinTec, two companies in which we hold a minority interest.
Provision for Income Taxes
     We generated approximately $36.7 million and $47.6 million in income before income taxes and minority interest for the six months ended October 31, 2006 and 2005, respectively. We recorded provisions for income taxes for the six months ended October 31, 2006 and 2005 of approximately $10.5 million and $9.5 million, respectively. For the six months ended October 31, 2006 and 2005, our effective tax rates were 28.7% and 20.0%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where tax rates are lower than the combined federal and state statutory rate. The higher effective tax rate for fiscal 2007 as compared to fiscal 2006 is principally due to the unfavorable impact of the adoption of SFAS No. 123(R) and the change in the geographical mix of income, partially offset by an increase in tax exempt interest income.
Minority Interest
     Minority interest for the six months ended October 31, 2006 and 2005 was $4.8 million and $1.1 million, respectively. For the six months ended October 31, 2006 and 2005, approximately $269,000 and $0.9 million, respectively, represents the 53% interest that we do not own in the net income of SOI, which we included in our consolidated operating results for the first time beginning in the three months ended July 31, 2005. For the six months ended October 31, 2006, approximately $4.6 million represents the 57% interest that we do not own in the net income of VisEra, which we included in our consolidated operating results for the first time beginning in the three months ended October 31, 2005.
Liquidity and Capital Resources
     Our principal sources of liquidity at October 31, 2006 consisted of cash, cash equivalents and short-term investments of $350.0 million.
  Liquidity
     Our working capital increased by approximately $5.2 million to $368.5 million as of October 31, 2006 from $363.3 million as of April 30, 2006. The increase was primarily attributable to: a $48.7 million increase in inventories which resulted from an increase late in the quarter in our work-in-process to support our anticipated increase in unit volume sales in the next two quarters, to prepare for new packaging capacity expected to come on-line at XinTec and a shift in demand towards VGA products late in the quarter, which precluded wafer production

ITEM 2.	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
schedule adjustments; a $28.7 million increase in short-term investments; a $13.0 million increase in recoverable insurance proceeds; a $9.4 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels and a $1.6 million increase in prepaid expenses and other current assets. These increases in working capital were partially offset by: a $35.3 million increase in accounts payable primarily resulting from increased inventory purchases; a $33.2 million decrease in cash and cash equivalents; a $13.8 million increase in a litigation settlement accrual; a $11.5 million increase in accrued income taxes payable and a $1.8 million increase in accrued expenses and other current liabilities.
     In the three months ended October 31, 2005, we consolidated for the first time our affiliate, VisEra. VisEra maintains three unsecured lines of credit with three commercial banks, which together provide a total of approximately $11.0 million in available credit. All borrowings under the three lines of credit maintained by VisEra bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At October 31, 2006, there were no borrowings outstanding under these facilities. In March 2005, we assumed control of the board of directors of SOI and as of April 30, 2005, we consolidated SOI. SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at October 31, 2006, there were no borrowings outstanding under these facilities.
  Cash Flows from Operating Activities
     For the six months ended October 31, 2006, net cash provided by operating activities totaled approximately $33.1 million as compared to $46.6 million for the corresponding period in the prior year, primarily due to: net income of approximately $21.3 million for the six months ended October 31, 2006, adjusted for non-cash charges of $15.3 million in stock-based compensation, $7.8 million in depreciation and amortization, $4.8 million in the minority interest in the net income of consolidated affiliates and $1.6 million of gains in equity investments; a $35.3 million increase in accounts payable; a $14.7 million increase in accrued expenses and other current liabilities; an $11.5 million increase in accrued income taxes payable and a $0.5 million increase in deferred income. These increases were partially offset by: a $48.8 million increase in inventories; a $17.7 million increase in prepaid expenses and other current assets; a $9.4 million increase in accounts receivable, net and a $1.0 million decrease in deferred tax liabilities. The 17.7 million increase in prepaid expenses and other current assets resulted from $13.0 million in recoverable insurance proceeds associated with the settlement of security class-action litigation. The $14.7 million increase in accrued expenses and other current liabilities resulted from a $13.8 million litigation settlement accrual associated with the settlement of security class-action litigation. The $9.4 million increase in accounts receivable, net, reflects the higher level of revenues during the six months ended October 31, 2006, as days of sales outstanding as of October 31, 2006 increased to 50 days from 45 days as of April 30, 2006. The $48.8 million increase in inventories resulted from an increase late in the quarter in our work-in-process to support our anticipated increase in unit volume sales in the next two quarters, to prepare for new packaging capacity expected to come on-line at XinTec and a shift in demand towards VGA products late in the quarter, which precluded wafer production schedule adjustments. The increase in inventory balances resulted in a decline in inventory turns to 3.6 as of October 31, 2006 from 6.1 as of April 30, 2006. Our accrued income taxes payable increased as a consequence of an additional accrual for the three and six months ended October 31, 2006.
     For the six months ended October 31, 2005, net cash provided by operating activities totaled approximately $46.6 million primarily due to: net income of approximately $37.0 million for the six months ended October 31, 2005; a $20.7 million increase in accounts payable; a $9.2 million increase in accrued income taxes payable and a $2.8 million increase in deferred income. These increases were partially offset by: a $13.7 million increase in accounts receivable, net; a $12.8 million increase in inventories; and a $2.2 million increase in prepaid expenses and other assets. The $13.7 million increase in accounts receivable, net, reflects the higher level of revenues during the six months ended October 31, 2005, as days of sales outstanding as of October 31, 2005 increased slightly to 53 days from 52 days as of April 30, 2005. The $12.8 million increase in inventories was attributable to our expansion of work-in-process inventories late in the quarter in anticipation of increased future sales in the third quarter of fiscal 2006. The increase is driven by our 12 to 14 week production cycle and reflects our anticipated increase in revenue during the third and fourth quarters of fiscal 2006. Inventory turns increased slightly to 4.6 as of October 31, 2005 from 4.5 as of April 30, 2005. Accounts payable increased as a result of the increased inventory in

ITEM 2.	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
the six months ended October 31, 2005. Our accrued income taxes payable increased as a consequence of our income before taxes, partially offset by a reduction in our effective tax rate for the six months ended October 31, 2005.
   Cash Flows From Investing Activities
     For the six months ended October 31, 2006, our cash used in investing activities increased to $78.6 million as compared to $282,000 in cash provided by investing activities for the corresponding prior year period, due to: $49.1 million in purchases of property, plant and equipment; $28.9 million in net purchases of short-term investments and $0.5 million in purchase of intangible property. Of the $49.1 million increase in purchases of property, plant and equipment, $24.9 million represents investments in packaging equipment that will be operated by XinTec. In addition, $23.2 million represents capital equipment and manufacturing facility investments at VisEra. For the six months ended October 31, 2005, our cash provided by investing activities was approximately $282,000 due to $11.8 million in purchases of long-term investments, $0.7 million in net purchases of short-term investments and $1.0 million in purchases of property, plant and equipment. These uses were partially offset by $13.8 million in proceeds from the consolidation of VisEra, net of cash payments.
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

	Cash and		Short-term
	Cash Equivalents		Investments
	As Reported	Revised	As Reported	Revised
October 31, 2005	$172,365	$141,250	$93,711	$124,826
     Our revision of the classification of variable rate demand notes affects the following line items in the Statements of Cash Flows for the six months ended October 31, 2005 (in thousands):

	Cash Flow Activity
	As Reported	As Revised
Purchases of short-term investments	$(48,164)	$(122,054)
Proceeds from sales or maturities of short-term investments	45,000	121,375
Net decrease in cash and cash equivalents	(31,692)	(29,207)
Cash and cash equivalents at beginning of period	204,057	170,457
Cash and cash equivalents at end of period	$172,365	$141,250
  Cash Flows From Financing Activities
     For the six months ended October 31, 2006, net cash provided by financing activities totaled approximately $12.3 million as compared to net cash used in financing activities of $76.4 million for the corresponding period in the prior year. This change was primarily due to the absence of any repurchases of shares of our common stock under the open-market program in the six months ended October 31, 2006. Cash provided by financing activities for the six months ended October 31, 2006 resulted from $8.3 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and a $4.3 million cash contribution by one of our minority interest shareholders. For the six months ended October 31, 2005, net cash used in financing activities increased to approximately $76.4 million primarily due to the $79.6 million payment for the repurchase of shares of our common stock under the open-market program in the six months ended October 31, 2005. This cash used in financing activities was partially offset by proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan which totaled approximately $2.3 million for the six months ended October 31, 2005. This cash used was also partially offset by $0.9 million in net proceeds from short-term borrowings of a consolidated affiliate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
   Capital Resources
     In December 2000, we formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of our products in China. A total of $19.7 million of the $30.0 million of HWSC’s registered capital, as required by Chinese law, had been funded as of October 31, 2006 from our available working capital. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded has been extended to January 17, 2007. Separately, our subsidiary, the Shanghai Design Center, or SDC, will receive $4.9 million of cash infusion in the form of registered capital. Under an agreement with the Chinese government, this amount must be funded prior to March 2009. We expect to fund the capital commitment to HWSC, SDC and to our joint ventures with TSMC from our available working capital.
     We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate to be generated from business operations, to be sufficient to satisfy our foreseeable capital requirements. Other than normal working capital requirements, we expect our capital requirements totaling approximately $100.0 million during the remainder of fiscal 2007 will consist primarily of funding required to expand the wafer packaging capacity available to us and to expand our color-filter processing and testing capacity.
     We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at October 31, 2006 and April 30, 2006.
     Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.
Contractual Obligations and Commercial Commitments
     The following summarizes our contractual obligations and commercial commitments as of October 31, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			Less than			More than
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$29,874		$8,271	$13,169	$3,102	$5,332
Noncancelable orders	75,720		75,720	—	—	—

Total contractual obligations	105,594		83,991	13,169	3,102	5,332

Other Commercial Commitments:
Investment in HWSC	10,300	[1]	10,300	—	—	—
Joint Venture with TSMC	6,069	[2]	6,069	—	—	—
Investment in Shanghai Design Center	4,900	[3]	4,900	—	—	—
XinTec equipment consignment	25,100	[4]	25,100

Total commercial commitments	46,369		46,369	—	—	—

Total contractual obligations and commercial commitments	$151,963		$130,360	$13,169	$3,102	$5,332

[1]	Represents the remaining $10.3 million of registered capital for our subsidiary, HWSC. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our image-sensor products. Under an agreement with the Chinese government, the date by which the remaining $10.3 million of registered capital must be funded is now January 17, 2007.

[2]	On August 12, 2005, our wholly-owned subsidiary, OmniVision International Holding Ltd., entered into an Amended and Restated Shareholders’ Agreement, or the Amended VisEra Agreement, with Taiwan

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Semiconductor Manufacturing Co., Ltd., or TSMC, VisEra Technologies Company, Ltd., or VisEra, and VisEra Holding Company, or VisEra Cayman. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to CMOS image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In September 2005, we contributed a further $7.5 million to VisEra Cayman. In November 2005, pursuant to the Amended VisEra Agreement, we contributed an additional $9.5 million in cash to VisEra Cayman. As a result of our step acquisition, and in accordance with the provisions of FIN 46, we consolidated the results of VisEra beginning in the fiscal quarter ended October 31, 2005. See Note 6 to our condensed consolidated financial statements.

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50 million to $68 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra and VisEra Cayman. To date we have contributed $18.5 million to VisEra and VisEra Cayman. A minimum of an additional $6.5 million in cash or asset contributions will be made by each of the parties, with the remaining $10.7 million to be made by additional investors, additional contributions by the parties, or a combination thereof, provided that the parties have and will maintain equal interests in VisEra Cayman. In November 2006, we contributed approximately $6.1 million in another round of financing with certain other assets to be contributed to the joint venture at an undetermined date, including technology, plant and equipment currently owned by us or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed exceeds the value of our commitment, we will receive cash from VisEra Cayman. See Note 16 to our condensed consolidated financial statements.

Pursuant to the terms of the Amended VisEra Agreement, VisEra Cayman used approximately $12.3 million of the $18.0 million increase in the total capital commitment for the acquisition of approximately 29.6% of the issued shares of XinTec, of which we own separately and directly approximately 7.8%. See Notes 5, 15 and 16 in our condensed consolidated financial statements.

All other material terms of the original Shareholders’ Agreement remain in effect.

[3]	We intend to increase our investment in the Shanghai Design Center by $4.9 million before March 7, 2009. The investment will provide additional design capacity. See Note 15 to our condensed consolidated financial statements.

[4]	On August 31, 2006, we entered into an Equipment Procurement Agreement (the “Equipment Agreement”) with XinTec. Under the terms of the Equipment Agreement, XinTec has agreed to provide wafer level packaging services to us on the terms and conditions of a manufacturing agreement to be negotiated between the parties. We have agreed to procure, through XinTec, up to $50 million of certain equipment to be located at XinTec’s facilities for the sole purpose of providing such wafer level packaging services to us. See Note 5 to our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or a net basis is an accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. We do not believe that the application of EITF 06-3 will have a material effect on our consolidated results of operations, financial condition and cash flows.
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements’’ (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands the requisite disclosures for fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather establishes a common definition of fair value to be used throughout generally accepted accounting principles. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We are currently assessing the impact of adopting SFAS No. 157 on our consolidated results of operations, financial condition and cash flows.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Pursuant to SAB No. 108, registrants are required to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We do not believe that the application of SAB No. 108 will have a material effect on our consolidated results of operations, financial condition and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Foreign Currency Exchange Risk
     We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.
     The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars include certain costs affecting gross profit, selling, general and administrative and research, development and related expenses, and are primarily incurred in China, where the Chinese Yuan Renminbi (“CNY”) is the local currency and Taiwan, where the New Taiwan dollar is the local currency. Historically, the Chinese government benchmarked the CNY exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. However, in July 2005, the Chinese central bank announced that, in the future, it would benchmark the CNY against a basket of currencies, and has now allowed the CNY to appreciate by approximately three percent against the U.S. dollar.
     The functional currencies of our wholly-owned subsidiaries are the local currencies with the exception of our subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., and in the Cayman Islands, OmniVision International Holding, Ltd., for which the functional currency is the U.S. dollar. Effective May 1, 2006, the functional currency of one of the Company’s consolidated affiliates, VisEra, also became the U.S. dollar. The change is made necessary by a significant increase in U.S. dollar-based transactions after VisEra’s entry into the color-filter business. The functional currency of Silicon Optronics, Inc., (“SOI”), the other one of our consolidated affiliates, remains the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three months ended October 31, 2006 and 2005 were not material.
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
     On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation. The settlement continues to remain subject to final Court approval and a number of other conditions. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. We further believe that the settlement will not have any material adverse affect on our financial condition, results of operations or cash flows.
     On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. On July 29, 2005, the court denied our motion to dismiss the complaint and discovery commenced thereafter. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. Much of the settlement would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to us. We have accrued $3.3 million for the quarter ended October 31, 2006, as our share of the settlement, including unreimbursed defense costs, net of $13.0 million in recoverable insurance proceeds. The parties are currently drafting a written settlement agreement and other customary documentation. As a result of the pending settlement, the parties have agreed to stay discovery and other proceedings. Notice of the settlement must be provided to the purported shareholder class, and the Court must grant final approval of the settlement. We believe that ultimate settlement is probable at the currently estimated amount. There is no assurance that the Court will grant such approval, or that the settlement will become final. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. If the litigation continues, we cannot estimate whether the result of the litigation would have a material adverse effect on our financial condition, results of operations or cash flows.
On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. We are named solely as a nominal defendant against whom no monetary recovery is sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. Individual defendants and we filed demurrers to the complaint. On May 15, 2006, the Court sustained our demurrer to the complaint with leave to amend on the grounds that the plaintiff failed to make a pre-litigation demand on our board of directors and fails to sufficiently plead that demand is futile. On October 4, 2006, the Court sustained our demurrer to the amended complaint as well and granted leave to amend. Plaintiff is currently scheduled to file a second amended complaint on December 12, 2006.
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
Sales of our image-sensor products for camera cell phones account for a large portion of our revenues, and any decline in sales to the camera cell phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.
     Sales to the camera cell phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the camera cell phone market accounted for approximately 70% of our revenues in fiscal 2006 and 85% in the six months ended October 31, 2006. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during fiscal 2007 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our results of operations. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for camera cell phones is also relatively concentrated and the top six producers account for more than 75% of the annual sales of these products. If we do not continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The camera cell phone image sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If sales to the camera cell phone market do not increase, our results of operations, business and prospects would be materially adversely affected.
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
     Our future success is dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver on a timely basis cost effective and innovative image-sensor solutions that satisfy the manufacturers’ requirements. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.
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
     We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering Inc., or ASE, and ImPac for substantially all of our ceramic chip packages. We also rely on ImPac, our equity investee, for our plastic chip packages. We rely on XinTec, another investee company, and China Wafer Level CSP, Ltd. for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We currently have plans to expand color filter processing capacity and our chip scale packaging with these service providers. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.
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
     Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions about forecasted customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell to other customers at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example, beginning in the third quarter of fiscal 2001, major demand for our image-sensor products for use in PC cameras decreased significantly and one of our OEM customers unexpectedly canceled its purchase orders. We are required to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. If we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. The length of our production cycle required that we increase work-in-process inventory during the second quarter of fiscal 2007 to support our anticipated increase in unit volume sales in the next two quarters, to prepare for new packaging capacity expected to come on-line at XinTec and a shift in demand towards VGA products late in the quarter, which precluded wafer production schedule adjustments. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.
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
     Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the six months ended October 31, 2006, one OEM customer accounted for approximately 15.5% of our revenues, and two distributors accounted for approximately 13.2% and 10.7% of our revenues. In the six months ended October 31, 2005, two OEMs accounted for approximately 16.4% and 10.0% of our revenues, respectively, and one distributor accounted for approximately 15.4% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.
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
     Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill or amortizable intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2006, our net goodwill and amortizable intangible assets totaled approximately $33.0 million.
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
     In May 2004, we entered into an agreement with PSC under which we established SOI, a joint venture as a company incorporated under the laws of Taiwan, and we contributed $2.1 million in exchange for an ownership percentage of approximately 49%. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling certain of our legacy products. On April 30, 2005, after we appointed a majority of the board of directors, we began to consolidate SOI. In July 2006, SOI declared a cash dividend of $482,000, of which $245,000 was payable to minority shareholders. SOI also issued shares to its employees with an estimated fair value of $459,000. The cash dividend was paid in August 2006. As a result of the issuance of shares by SOI to its employees, our ownership percentage declined from 49% to approximately 47%.
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
     We are currently a defendant in ongoing litigation matters as described in Part II, Item 1 – “Legal Proceedings” of this Quarterly Report. We have reached an agreement in principle to settle the shareholder class action lawsuit pending in the United States District Court for the Northern District of California. The Company has accrued $3.3 million in litigation settlement expenses for the quarter ended October 31, 2006 to reflect the Company’s share of the settlement, including unreimbursed defense costs. The parties are drafting a written settlement agreement and other customary documentation. Notice of the settlement must be provided to the purported shareholder class and the Court must grant final approval of the settlement. There is no assurance that the settlement will become final. If there is no final settlement of the matters described in Part II, Item 1 – Legal Proceedings,” and we fail to prevail in such matters, such failure could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition, the results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.
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
     During fiscal 2006, approximately 31.1% of our revenues came from sales through distributors. For the six months ended October 31, 2006, approximately 34.6% of our revenues came from sales through distributors. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:
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
     Sales outside of the United States accounted for substantially all of our revenues for fiscal 2006 and the first six months of fiscal 2007. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:
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
     As our business grows and becomes more complex, we have to expand and upgrade our ERP system and other management information systems which are critical to the operational, accounting and financial functions of our company. We continue to evaluate alternative solutions, both short term and long-term, to meet the operating, administrative and financial reporting requirements of our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and could materially adversely affect our operating results and impact our ability to manage our business. At some point, we may outgrow our existing ERP system and need to transition our systems to a new platform. Such a transition would be time consuming and costly, and would require management resources in excess of those we currently have.
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
     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through October 31, 2006, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on December 6, 2006 was $14.17 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In April 2005, we completed the acquisition of privately held CDM Optics, Inc., or CDM. The closing consideration for the acquisition consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. Approximately 147,000 of these shares were retained as security for certain indemnities given by the CDM selling stockholders and were retained until final resolution of indemnification claims by the Company or third parties. In October 2006 at the expiration of the 18-month escrow period, we issued the 147,000 escrowed shares to the CDM selling stockholders, and the CDM selling stockholders exercised their put rights and put the shares back to us in exchange for cash totaling $2.8 million.

     The following table sets forth, for the periods indicated, information regarding this purchase of common stock in the second quarter of fiscal 2007:

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number		Purchased as	that May Yet Be
	of Shares	Average Price	Part of a Publicly	Purchased Under
Period	Purchased(1)	Paid per Share	Announced Plan	the Plan
August 1, 2006 - August 31, 2006.	—	$—	—	$—
September 1, 2006 - September 30, 2006	—	$—	—	$—
October 1, 2006 - October 31, 2006	145,021	$19.42	—	$—

Total	145,021	$19.42	—

(1)	As described above, in October 2006 certain stockholders exercised put rights with respect to previously escrowed shares. The put rights associated with all of the remaining escrowed shares expired unexercised on November 9, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held at our corporate headquarters at 1341 Orleans Drive, Sunnyvale, California on September 28, 2006 at 10:00 a.m. local time. The results of the matters voted upon were as follows:
1.	To elect two Class III directors to serve until the expiration of their three-year term or until their successors are duly elected and qualified.

	Vote
	For	Withheld
Joseph Jeng.	47,438,184	3,234,798
Dwight Steffensen	47,444,513	3,228,469
     The term of office of directors Shaw Hong and Andrew Wang continued after the Annual Meeting.
2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2007.

For	Against	Abstained	No Vote
50,169,259	362,047	141,676	—
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.13*	Equipment Procurement Agreement dated as of August 31, 2006, by and between OmniVision Trading (Hong Kong) Co. Ltd. and XinTec Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OmniVision Technologies, Inc.
(Registrant)

Dated: December 11, 2006

	By:	/s/ Shaw Hong

Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: December 11, 2006

	By:	/s/ Peter V. Leigh

Peter V. Leigh
Vice President of Finance and Chief Financial
Officer (Principal Financial
and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.13*	Equipment Procurement Agreement dated as of August 31, 2006, by and between OmniVision Trading (Hong Kong) Co. Ltd. and XinTec Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.