Form 10-Q
period 2007-01-31
OMNIVISION TECHNOLOGIES INC
filed 2007-03-12
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

Large accelerated filer  ☒ Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

At March 6, 2007, 54,925,165  shares of common stock of the Registrant were outstanding, exclusive of 5,870,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	January 31,	April 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$209,463	$240,227
Short-term investments	131,320	114,278
Accounts receivable, net	73,167	65,916
Inventories	105,537	54,973
Refundable and deferred income taxes	3,503	1,708
Prepaid expenses and other current assets	7,588	9,158
Recoverable insurance proceeds	13,000	—
Total current assets	543,578	486,260

Property, plant and equipment, net	21,841	38,010
Long-term investments	42,267	18,673
Goodwill	7,541	4,892
Intangibles, net	22,135	26,245
Other non-current assets	10,065	3,189
Total assets	$647,427	$577,269

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,791	$42,770
Accrued expenses and other current liabilities	19,317	21,351
Litigation settlement accrual	13,750	—
Accrued income taxes payable	57,941	52,406
Deferred income	7,143	6,329
Current portion of capital lease obligations	144	152
Total current liabilities	150,086	123,008

Long-term liabilities:
Capital lease obligations, less current portion	171	308
Deferred tax liabilities	6,744	4,033
Total long-term liabilities	6,915	4,341
Total liabilities	157,001	127,349

Commitments and contingencies (Note 15)

Minority interest	4,282	27,113

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 60,774 issued and 54,904 outstanding at January 31, 2007 and 59,744 shares issued and 53,874 outstanding at April 30, 2006, respectively	61	60
Additional paid-in capital	323,143	285,112
Accumulated other comprehensive income	971	1,092
Treasury stock, 5,870 at January 31, 2007 and April 30, 2006	(79,568)	(79,568)
Retained earnings	241,537	216,111
Total stockholders’ equity	486,144	422,807
Total liabilities, minority interest and stockholders’ equity	$647,427	$577,269

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenues	$134,381	$137,283	$408,912	$360,097
Cost of revenues	100,892	81,922	280,148	226,984
Gross profit	33,489	55,361	128,764	133,113

Operating expenses:
Research, development and related	16,521	10,481	52,020	28,893
Selling, general and administrative	16,627	9,238	44,852	25,075
Litigation settlement	—	—	3,300	—
Total operating expenses	33,148	19,719	100,172	53,968

Income from operations	341	35,642	28,592	79,145
Interest income, net	4,195	2,292	10,964	6,345
Other income (expense), net	(756)	1,197	890	1,256
Income before income taxes and minority interest	3,780	39,131	40,446	86,746
Provision for (benefit from) income taxes	(1,338)	7,826	9,193	17,349
Minority interest	988	1,669	5,827	2,782
Net income	$4,130	$29,636	$25,426	$66,615

Net income per share:
Basic	$0.08	$0.56	$0.47	$1.22
Diluted	$0.07	$0.53	$0.46	$1.18

Shares used in computing net income per share:
Basic	54,872	52,576	54,631	54,515
Diluted	55,885	55,547	55,509	56,643

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	January 31,
	2007	2006
Cash flows from operating activities:
Net income	$25,426	$66,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,462	7,487
Stock-based compensation	22,880	2
Affiliate’s stock grants	179	—
Tax benefits from stock-based compensation	365	2,623
Excess tax benefits from stock-based compensation	(365)	—
Minority interest in net income of consolidated affiliates	5,827	2,783
Equity investments gain, net	(3,172)	(1,070)
Loss on disposal of property, plant and equipment	7	—
Changes in assets and liabilities, net of the impact of VisEra’s deconsolidation:
Accounts receivable, net	(7,572)	(16,596)
Inventories	(50,902)	(4,160)
Refundable and deferred income taxes	(8,969)	52
Prepaid expenses and other current assets	(14,739)	(5,007)
Accounts payable	29,864	14,446
Accrued expenses and other current liabilities	13,818	3,664
Accrued income taxes payable	12,298	13,752
Deferred income	814	9,327
Deferred tax liabilities	2,735	(1,415)
Net cash provided by operating activities	38,956	92,503
Cash flows from investing activities:
Purchases of short-term investments	(243,100)	(156,246)
Proceeds from sales or maturities of short-term investments	214,741	153,955
Purchases of property, plant and equipment, net of sales	(41,038)	(6,771)
Proceeds from consolidation of VisEra, net of cash payments	—	13,792
Deconsolidation of VisEra	(20,646)	—
Purchases of long-term investments	—	(11,847)
Purchases of intangible assets	(548)	(4,000)
Net cash used in investing activities	(90,591)	(11,117)
Cash flows from financing activities:
Proceeds from short-term borrowings of consolidated affiliate	—	3,981
Repayment of short-term borrowings of consolidated affiliate	—	(3,981)
Payment of capital lease obligations	(107)	—
Cash contribution by minority shareholder	10,359	9,500
Affiliate cash dividend paid to minority shareholder	(245)	—
Proceeds from exercise of stock options and employee stock purchase plan	10,445	8,024
Excess tax benefits from stock-based compensation	365	—
Payment for repurchases of common stock	—	(79,568)
Net cash provided by (used in) financing activities	20,817	(62,044)
Effect of exchange rate changes on cash and cash equivalents	54	662
Net increase (decrease) in cash and cash equivalents	(30,764)	20,004
Cash and cash equivalents at beginning of period	240,227	170,457
Cash and cash equivalents at end of period	$209,463	$190,461
Supplemental cash flow information:
Income taxes paid	$1,972	$244
Interest paid	$20	$17
Supplemental schedule of non-cash investing and financing activities:
Capital equipment financing obligations	$1,354	$—
Affiliate shares issued to affiliate employees	$459	$—
Change-of-interest benefit from minority shareholder cash contribution	$2,413	$—
Issuance of escrow shares to CDM selling stockholders	$34	$—
Current obligation for purchases of equipment	$—	$11,863

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2007 and April 30, 2006 and for the three and nine months ended January 31, 2007 and 2006 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2006 come from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (the “Form 10-K”).

The results of operations for the three and nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007 or any other future period.

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

Consolidation of Affiliates

Financial Accounting Standards Board Interpretation No. 46 (“FIN 46(R)”) requires that if an entity is the primary beneficiary of a variable interest entity (“VIE”), the entity should include the assets, liabilities and results of operations of the VIE in its consolidated financial statements. In the quarter ended January 31, 2006, the Company consolidated VisEra Technologies Company, Ltd (“VisEra”) and VisEra Holding Company (“VisEra Cayman”), as the combined VisEra entity was deemed a VIE and the Company considered itself to be the primary beneficiary of VisEra. During the quarter ended January 31, 2007, the Company assumed responsibility for logistics management previously provided by VisEra, and as a result, concluded that it had lost the status as the primary beneficiary in VisEra and VisEra ceased to be a VIE. As a result, the Company deconsolidated VisEra and VisEra Cayman on January 1, 2007, and accounted for the combined VisEra entity under the equity method. (See Notes 5 and 6.)

Revenue Recognition

For shipments to customers without agreements that allow for returns or credits, principally original equipment manufacturers (“OEMs”) and value added resellers (“VARs”), the Company recognizes revenue using the “sell-in” method. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

obligations. At the time revenue is recognized, the Company provides for future returns of potentially defective product based on historical experience. For cash consideration given to customers for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, the Company records the amounts as reductions of revenue.

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

In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, CDM, and, through December 31, 2006, by its then consolidated affiliate, VisEra. (See Note 6.)

The Company recognizes the CDM-associated revenue under the completed-contract and the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. For production services, the Company recognizes revenue when the production services are complete and the product has been shipped to the customer.

Foreign Currency Translation

In general, the functional currencies of the Company’s wholly-owned subsidiaries are their respective local currencies. The functional currency of the Company’s subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., and in the Cayman Islands, OmniVision International Holding, Ltd. and HuaWei Technology International, Ltd., is the U.S. dollar.

Effective January 1, 2007, the Company determined that, as a result of its plans to expand the scope of its future operations and to fund such expansion through the investment of U.S. dollars, its wholly-owned subsidiaries in Shanghai, China, Hua Wei Semiconductors (Shanghai) Co. Ltd. (“HWSC”) and Shanghai OmniVision IC Design Co., Ltd., (“SDC”) should change their functional currency from Chinese Yuan Renminbi to the U.S. dollar.

Effective May 1, 2006, the functional currency of one of the Company’s affiliates, VisEra, also became the U.S. dollar. The change was necessitated by a significant increase in U.S. dollar-based transactions after VisEra’s acquisition of certain color-filter manufacturing assets from TSMC. The functional currency of Silicon Optronics, Inc., (“SOI”), the only currently consolidated affiliate of the Company, remains the New Taiwan dollar.

For subsidiaries with local currencies as the functional currencies, the assets and liabilities of the subsidiaries are translated at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries or consolidated affiliates with U.S. dollar functional currencies, non-monetary assets are remeasured into U.S. dollars with historical rates of exchange. Remeasurement gains and losses are included in “Other income, net” and have not been material in any of the periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, government bonds, certificates of deposit and money market funds that are stated at cost, which approximates fair value.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

The Company’s cash and cash equivalent amount is subject to concentration of credit risk. The Company maintains some cash and cash equivalents balances with financial institutions that are in excess of FDIC insurance limits.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market.

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

The Company adopted SFAS No. 123(R) using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the three and nine months ended January 31, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). (See Note 12.)

Under SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite service period of the award. The Company has chosen to recognize stock-based compensation expense using the straight-line attribution method. Black-Scholes requires the use of highly subjective, complex assumptions, including the expected term and the price volatility of the Company’s stock. SFAS No. 123(R) also requires forfeiture rates to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended January 31, 2007 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS No. 123(R) to the Company for determination of the one-time election for purposes of transition. As of January 31, 2007, the Company had not yet chosen a transition method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and complied with the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

disclosure provisions of SFAS No. 123. Under APB 25, compensation cost was recognized based on the difference on the date of grant, if any, between the fair value of the Company’s stock and the amount an employee was required to pay to acquire the stock. In accordance with SFAS No. 123, the Company provided pro forma information to illustrate the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. In the pro forma presentation, the Company recognized stock-based compensation expense under the accelerated method, as specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for the three and nine months ended January 31, 2007 was $3.7 million and $25.3 million, respectively, and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the three and nine months ended January 31, 2006 was $31.0 million and $67.5 million, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. On January 17, 2007, the FASB decided unanimously not to delay the effective date of FIN No. 48. The FASB did, however, agree to pursue providing additional guidance regarding the definition of ultimate settlement and how the ability of the taxing authority to reopen a matter impacts recognition and measurement under FIN No. 48. Any such guidance would likely be in the form of a FASB Staff Position that would be available for public comment. The Company is currently evaluating the impact FIN No. 48 will have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements’’ (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands the requisite disclosures for fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather establishes a common definition of fair value to be used throughout generally accepted accounting principles. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company’s adoption of the provisions of SFAS No. 157 is not expected to have a material effect on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company is currently evaluating the impact SFAS No. 159 may have on its financial position, results of operations or cash flows.

Note 3 — Short-Term Investments

Available-for-sale securities at January 31, 2007 and April 30, 2006 were as follows (in thousands):

	As of January 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Certificates of deposit	$3,369	$—	$—	$3,369
U.S. government debt securities with maturities over one year	10,045	—	(23)	10,022
Municipal bonds and notes	76,680	—	(28)	76,652
Commercial paper and bond funds	41,305	—	(28)	41,277
	$131,399	$—	$(79)	$131,320
Contractual maturity dates, less than one year				$44,207
Contractual maturity dates, one year to two years				35,513
Contractual maturity dates, two years to 39 years(1)				51,600
				$131,320

	As of April 30, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal bonds and notes	$95,445	—	(39)	$95,406
Commercial paper	18,900	—	(28)	18,872
	$114,345	$—	$(67)	$114,278
Contractual maturity dates, less than one year				$36,648
Contractual maturity dates, one year to 34 years(1) (2)				77,630
				$114,278

(1)               Represents auction rate securities, which have a maturity date of up to 39 years with the interest rate being reset principally up to every 35 days.

(2)               Represents variable rate demand notes, which have a final maturity date of up to 34 years but whose interest rate is reset at varying intervals typically between one and seven days.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

Note 4 — Balance Sheet Accounts (in thousands)

	January 31, 2007	April 30, 2006
Cash and cash equivalents:
Cash	$14,568	$8,597
Money market funds and certificates of deposit	110,297	197,030
Commercial paper and government bonds	84,598	34,600
	$209,463	$240,227

Accounts receivable, net:
Accounts receivable	$80,217	$73,412
Less:Allowance for doubtful accounts	(1,077)	(1,067)
Allowance for sales returns	(5,973)	(6,429)
	$73,167	$65,916

Inventories:
Work in progress	$56,913	$34,310
Finished goods	48,624	20,663
	$105,537	$54,973

Prepaid expenses and other current assets:
Prepaid expenses	$3,161	$2,758
Deposits and other	3,801	4,556
Interest receivable	626	1,844
	$7,588	$9,158

Property, plant and equipment, net:
Buildings and land use right	$7,434	$7,163
Buildings/leasehold improvements	3,840	2,702
Machinery and equipment	18,800	34,185
Furniture and fixtures	697	713
Software	2,441	2,280
Construction in progress	2,083	3,248
	35,295	50,291
Less: Accumulated depreciation and amortization	(13,454)	(12,281)
	$21,841	$38,010

Accrued expenses and other current liabilities:
Employee compensation	$3,669	$5,301
Third party commissions	1,423	1,876
Acquisition costs	—	2,095
Professional services	2,570	2,494
Noncancelable purchase commitments	1,662	2,627
Pricing adjustments	5,930	3,968
Other	4,063	2,990
	$19,317	$21,351

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of January 31, 2007 and April 30, 2006 consisted of the following (in thousands):

	January 31, 2007	April 30, 2006
ImPac	$2,509	$2,130
XinTec	4,661	16,543
VisEra	35,097	—
Total	$42,267	$18,673

ImPac Technology Co., Ltd.

In June 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded equity income of $32,000 and $379,000, respectively, in “Other income, net”, as its portion of the net income in the three and nine months ended January 31, 2007 recorded by ImPac. The Company recorded equity income of $111,000 and $162,000, respectively, in “Other income, net”, as its portion of the net income in the three and nine months ended January 31, 2006 recorded by ImPac. (See Note 16.)

XinTec, Inc.

Between October 2005 and March 2006, pursuant to the terms of the Amended VisEra Agreement (as defined below), VisEra Cayman completed the acquisition of approximately 29.6% of the issued and outstanding shares of XinTec, Inc. (“XinTec”), a Taiwan-based supplier of chip-scale packaging services, in which the Company already held an approximate 7.8% interest. Since VisEra was a consolidated entity at the time, the Company’s beneficial interest in XinTec increased to more than 20%.  Consequently, the Company began to account for its investment in XinTec under the equity method.

In January 2007, Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) purchased approximately 90.5 million previously-unissued shares from XinTec. The purchased shares represented approximately a 43.0% ownership interest in XinTec. As a result of the purchase, TSMC’s beneficial ownership percentage in XinTec increased to approximately 51.2%. Because the per share value of the TSMC investment exceeded the Company’s average per share carrying value in XinTec, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to “Additional paid-in capital,” a component of stockholders’ equity. Other existing shareholders, including the Company and the Company’s affiliate, VisEra, did not purchase additional shares. Consequently, the Company’s direct ownership percentage in XinTec declined to approximately 4.4%. VisEra’s ownership interest declined to 16.9%, and the Company’s beneficial ownership percentage in XinTec declined to 12.6%. In accordance with APB Opinion No. 18, “The Equity Method of Accounting For Investments in Common Stocks,” (“APB 18”), the Company began to account for XinTec as a cost method investment effective January 1, 2007.

Beginning in the three months ended October 31, 2005 and through December 31, 2006, the Company accounted for its investment in XinTec under the equity method. For the three and nine months ended January 31, 2007, the Company recorded equity income of $412,000 and $1.7 million, respectively, in “Other income, net.” For the three and nine months ended January 31, 2006, the Company recorded equity income of $1.1 million and $0.9 million, respectively, in “Other income, net.” Prior to October 2005, the Company recorded its investment in XinTec under the cost method. The Company’s purchases of services from XinTec are at arm’s length.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

In August 2006, the Company entered into an Equipment Procurement Agreement (the “Equipment Agreement”) with XinTec. Under the Equipment Agreement, XinTec agreed to provide chip-scale packaging services to the Company, and the Company agreed to procure, through XinTec, up to $50.0 million of certain equipment to be located at XinTec’s facilities for the sole purpose of providing such chip-scale packaging services to the Company. In January 2007, OmniVision and XinTec mutually determined that, as a result of the recent acquisition by TSMC of a controlling interest in XinTec, it was in each company’s best interest to terminate the Equipment Agreement, and for XinTec to own and operate the capital equipment which, as of January 1, 2007, was in place and operational in the same manner as it operates its existing equipment. Pursuant to the agreement between the Company and XinTec to terminate the Equipment Agreement, XinTec refunded to the Company approximately $32.0 million, representing all funds previously remitted by the Company to XinTec for the purpose of the equipment purchase contemplated by the Equipment Agreement, plus interest accrued thereon. The deposits made to XinTec pursuant to the original Equipment Agreement, and the refund upon the termination of the agreement, are presented in the “Cash flows from investing activities” section of the Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2007.

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

In July 2006, SOI declared a cash dividend of $482,000, of which the Company received $237,000 when the cash dividend was paid in August 2006. SOI also issued shares to its employees with an estimated fair value of $459,000. As a result of the issuance of shares by SOI to its employees, the Company’s ownership percentage declined from 49% to approximately 47%.

In August 2006, SOI filed its application to become a public company with the Taiwan Securities and Futures Bureau (“TSFB”). In September, the TSFB accepted the application. SOI also plans to apply for a listing on the Taiwan Emerging Market (“TEM”) in 2007. In Taiwan, obtaining acceptance to become a public company and being listed on the TEM are mandatory steps prior to an initial public offering (“IPO”). The timing of the commencement of SOI’s IPO application will depend on its business outlook. The due diligence process will follow and is anticipated to take at least six months after SOI files its application for a listing on the Taiwan GreTai Securities Market (“TGSM”), which is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. SOI will complete the IPO process by applying for listing on the TGSM.

VisEra Technologies Company, Ltd.

In August 2005, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended VisEra Agreement”) with TSMC, VisEra, and VisEra Cayman. The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement (the “VisEra Agreement”) that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to complementary metal oxide semiconductor, or CMOS, image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands and VisEra became a subsidiary of VisEra Cayman.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million, which commitments may be met or discharged in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra Cayman. Through January 31, 2007, the Company has contributed $24.6 million to VisEra and VisEra Cayman. At a future date yet to be determined, the Company expects to contribute certain of its assets to the joint venture, including technology and plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed by the Company exceeds the balance of the Company’s commitment, the Company will receive cash from VisEra Cayman.

As a result of the additional investment that the Company and TSMC made in VisEra during the quarter ended October 31, 2005, the Company’s and TSMC’s interest each increased from 25% to 43%, and consequently the Company re-evaluated its accounting for VisEra in accordance with FIN 46. The Company concluded that, as a result of its step acquisition of VisEra, and because substantially all of the activities of VisEra either involved or were conducted on behalf of the Company, VisEra was a variable interest entity. Since the Company was the source of virtually all of VisEra’s revenues, the Company had a decisive influence over VisEra’s profitability. In the quarter ended January 2006, the Company increased its interest in VisEra from 43% to 46% through purchases of unissued shares. Accordingly, the Company considered itself to be the primary beneficiary of VisEra, and included VisEra’s financial results in its consolidated financial statements through December 31, 2006.

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

On January 1, 2007, pursuant to the terms of a mutual determination between the Company and VisEra, the Company assumed responsibility for logistical management previously provided by VisEra. As a consequence, the Company concluded that it would lose its status as the primary beneficiary in the joint venture and VisEra would cease to be VIE as defined under FIN 46R. This change became effective on January 1, 2007 and, as a result, the Company was required to deconsolidate VisEra as of the date of the change. The Company’s investment in VisEra was accounted for under the equity method beginning on January 1, 2007. The deconsolidation of VisEra did not have a material effect on the Company’s reported revenue or reported net income for the three and nine months ended January 31, 2007.

In January 2007, the Company and TSMC signed an amendment to the Amended VisEra Agreement to provide for an increase in VisEra’s manufacturing capacity. The amendment requires the Company and TSMC to each make an additional investment of up to $27.0 million. This additional investment is part of an ongoing capacity expansion program at VisEra.

All other material terms of the original Shareholders’ Agreement remain in effect. (See Note 15.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

The following table presents the summary combined financial information of VisEra and VisEra Cayman, as derived from the VisEra and VisEra Cayman financial statements as of January 31, 2007 and April 30, 2006 (in thousands):

	January 31 2007	April 30, 2006
Balance sheet data:
Current assets	$41,929	$31,108
Long-term assets	76,101	35,749
Current liabilities	39,392	20,601
Long-term liabilities	5,028	3,586

Note 7 — Intangible Assets and Goodwill

Intangible assets as of January 31, 2007 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$6,230	$11,570
Patents and licenses	13,460	3,847	9,613
Trademarks and tradenames	1,400	490	910
Customer relationships	100	58	42
Intangible assets, net	$32,760	$10,625	$22,135

Intangible assets as of April 30, 2006 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$3,560	$14,240
Patents and licenses	11,260	1,865	9,395
Other intangible assets	1,525	102	1,423
Trademarks and tradenames	1,400	280	1,120
Customer relationships	100	33	67
Intangible assets, net	$32,085	$5,840	$26,245

During the three and nine months ended January 31, 2007, the Company recorded $1.7 million and $5.2 million, respectively, in total amortization expense of intangible assets. During the three and nine months ended January 31, 2006, the Company recorded $1.6 million and $4.4 million, respectively, in total amortization expense of intangible assets. The total expected future amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2007	$1,641
2008	6,565
2009	6,532
2010	6,386
2011	973
Thereafter	38
Total	$22,135

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

The following table shows the activity recorded to “Goodwill” for the nine months ended January 31, 2007 (in thousands):

Goodwill
Balance at April 30, 2006	$4,892
Increase in goodwill associated with CDM acquisition in fiscal 2005 (1)	2,649
Balance at January 31, 2007	$7,541

(1)               In the three months ended October 31, 2006, the Company increased “Goodwill” related to its acquisition of CDM by $2.6 million. The increase was due in part to a put option related to shares held in escrow that expired during the same quarter. The escrow shares were puttable back to the Company at a premium and 145,000 shares were put to the Company for cash totaling $2.8 million. Additionally, the value of the initial shares that were issued in April 2005 as part of the CDM acquisition was also increased due to a put option that expired unexercised subsequent to their original issuance. Both amounts should have been recorded as part of the initial acquisition cost of CDM.

Note 8 — Credit Facilities of Consolidated Affiliate

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements associated with these facilities and at January 31, 2007, and April 30, 2006, there were no borrowings.

Note 9 — Capital Lease Obligations

In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through February 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of January 31, 2007 and April 30, 2006, $315,000 and $460,000, respectively, were outstanding under the capital lease. As of January 31, 2007 and April 30, 2006, $171,000 and $308,000, respectively, was classified as a long-term obligation.

Note 10 — Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three and nine months ended January 31, 2007, 10,723,000 and 5,538,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the average trading price of the Company’s common stock as reported on The Nasdaq Stock Market for the periods presented). For the three and nine months ended January 31, 2006, 2,251,000 and 5,305,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive.

The Company’s earnings per share were calculated under the provisions of SFAS No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. In February 2005, SOI issued to its employees options exercisable for 1,400,000 shares of its own common stock. In June 2006, SOI issued to its employees options exercisable for an additional 700,000 shares of its own stock. In the calculation of its earnings per share for the three and nine months ended January 31, 2007 and 2006, the Company included the effect of SOI’s options in its consolidated earnings per share.

The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Basic:
Numerator:
Net income	$4,130	$29,636	$25,426	$66,615

Denominator:
Weighted average common shares for net income per share	54,872	52,576	54,631	54,515

Basic net income per share	$0.08	$0.56	$0.47	$1.22

Diluted:
Numerator:
Net income	$4,130	$29,636	$25,426	$66,615
Dilutive effect of SOI consolidation	(1)	(27)	(3)	(46)
Net income for diluted computation	$4,129	$29,609	$25,423	$66,569

Denominator:
Denominator for basic net income per share	54,872	52,576	54,631	54,515
Weighted average effect of common stock options	1,013	2,971	878	2,128
Weighted average common shares for diluted net income per share	55,885	55,547	55,509	56,643

Diluted net income per share	$0.07	$0.53	$0.46	$1.18

Note 11 — Segment and Geographic Information

The Company identifies its operating segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and through distributors for the three and nine months ended January 31, 2007 and 2006:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
OEMs and VARs	51.1%	76.2%	60.7%	73.1%
Distributors	48.9	23.8	39.3	26.9
Total	100.0%	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
China(1)	$104,351	$84,072	$271,312	$219,692
Taiwan	9,923	18,716	66,975	62,406
South Korea	6,688	8,540	28,217	25,728
Japan	9,281	23,060	27,224	45,490
United States	309	2,164	4,061	4,584
All other	3,829	731	11,123	2,197
Total	$134,381	$137,283	$408,912	$360,097

(1)               Prior year data reclassified to combine the results for Hong Kong and China.

The Company’s long-lived assets are located in the following countries (in thousands):

	January 31, 2007	April 30, 2006
Taiwan	$42,927	$40,637
China	18,270	17,146
United States	3,187	1,633
All other	524	456
Total	$64,908	$59,872

Note 12 — Employee Stock Purchase and Stock Option Plans

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) was adopted by the board of directors in February 2000 and was approved by the shareholders in March 2000. The 2000 Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2000 Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or four percent of the Company’s outstanding common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The offering periods under this plan are the periods of approximately 24 months commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the periods ending twenty-four months later. Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping. The purchase period under the 2000 Purchase Plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The 2000 Purchase Plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of January 31, 2007, 1,869,000 shares had been purchased under the 2000 Purchase Plan.

1995 Stock Option Plan

In May 1995, the Company adopted the 1995 Stock Option Plan under which 7,200,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options and stock purchase rights. Incentive stock options were granted at a price not less than 100% of the fair market value

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

of the Company’s common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options were granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1995 Stock Option Plan generally vest over five years and are exercisable immediately or for up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant).

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

Under the 2000 Stock Plan, options to purchase approximately 181,000 and 5,198,000 shares of common stock were granted to employees during the three and nine months ended January 31, 2007, respectively. During the three and nine months ended January 31, 2006, options to purchase approximately 236,000 and 1,432,000 shares of common stock were granted to employees, respectively. As of January 31, 2007, options to purchase approximately 12,390,000 shares of common stock were outstanding.

2000 Director Option Plan

The 2000 Director Option Plan was adopted by the board of directors in February 2000 and approved by the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company’s fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, or 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year, or an amount determined by the board of directors. The 2000 Director Option Plan provides for an initial grant to the nonemployee director to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director is granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting the director has served on the board of directors for not less than six months. The contractual term of options granted under the 2000 Director Option Plan is ten years, but the options expire three months following the termination of the optionee’s status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants are exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000 share grants are exercisable at the rate of 1/16th of the shares per quarter. The exercise price of all of these options is 100% of the fair market value of the common stock on the date of grant.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 2000 Stock Plan and the 2000 Director Option Plan, and the related weighted average exercise price, for the nine months ended January 31, 2007:

		Options outstanding
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
	(in thousands)	(in thousands)
Balance at April 30, 2006	3,041	8,963	$16.22
Replenished	3,135	—	—
Granted	(5,258)	5,258	21.36
Exercised	—	(822)	9.27
Expired or forfeited	608	(608)	20.54
Balance at January 31, 2007	1,526	12,791	18.57
Vested and expected to vest at January 31, 2007		11,901	$18.36

As of January 31, 2007 and April 30, 2006, options to purchase 5,549,000 and 4,768,000 shares, respectively, were vested. Information regarding the options outstanding as of January 31, 2007 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.15—$14.58	2,195	6.17	$8.65		1,707		$7.45
$14.59—$16.40	2,350	6.93	16.01		1,967		15.98
$16.41—$18.00	2,708	9.49	16.89		396		16.95
$18.01—$25.40	2,876	7.73	23.12		1,397		22.84
$25.41—$30.05	2,662	9.26	25.83		82		27.72
$0.15—$30.05	12,791	8.01	$18.57	$7,610	5,549	6.83	$15.32	$7,599

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2007 of $11.54 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of January 31, 2007 was 1,156,000.

The total intrinsic value of options exercised during the three and nine months ended January 31, 2007 was $0.7 million and $1.9 million, respectively. Total cash received from employees as a result of employee stock option exercises during the nine months ended January 31, 2007 was approximately $7.6 million.

As of January 31, 2007, net of forfeitures, there was $50.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.3 years. For the 2000 Purchase Plan, as of January 31, 2007, there was $1.7 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 1.2 years. The Company’s current practice is to issue new shares to settle share option exercises.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R) beginning May 1, 2006 and used the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Effective with the adoption of SFAS No. 123(R), stock-based compensation expense is recognized in the Company’s Consolidated Statements of Operations and includes (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of SFAS No. 123(R) on the Company’s consolidated financial statements by award type for the three and nine months ended January 31, 2007 was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	January 31, 2007	January 31, 2007
Stock-based compensation expense by type of award:
Employee stock options	$7,548	$22,001
Employee stock purchase plan	55	879
Total stock-based compensation	7,603	22,880
Tax effect	1,127	3,071
Net effect on net income	$6,476	$19,809

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

The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted was $8.32 and $11.44 during the three and nine months ended January 31, 2007, respectively. The per share weighted average estimated grant date fair value for employee options granted was $9.65 and $7.76 during the three and nine months ended January 31, 2006, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three and nine months ended January 31, 2007 and 2006:

	Employee Stock Option Plans
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Risk-free interest rate	4.53%	4.40%	4.92%	3.85%
Expected term of options (in years)	4.2	3.5	4.1	3.5
Expected volatility	55.0%	75.0%	64.3%	82.3%
Expected dividend yield	0%	0%	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2007 was $6.54 and $7.41, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2006 was $3.28 and $3.26, respectively.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Risk-free interest rate	4.95%	4.34%	5.03%	3.82%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	46.8%	51.8%	52.0%	44.5%
Expected dividend yield	0%	0%	0%	0%

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

Periods Prior to Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The pro forma information in the following table illustrates the effect on net income and net income per share for the three and nine months ended January 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	January 31, 2006	January 31, 2006
Net income, as reported	$29,636	$66,615
Deduct:Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	5,440	16,788

As adjusted net income	$24,196	$49,827

Net income per share — Basic:
As reported	$0.56	$1.22
As adjusted	$0.46	$0.91

Net income per share — Diluted:
As reported	$0.53	$1.18
As adjusted	$0.46	$0.91

Shares used in computing net income per share — Basic:
As reported	52,576	54,515
As adjusted	52,576	54,515

Shares used in computing net income per share — Diluted:
As reported	55,547	56,643
As adjusted	53,060	54,515

Note 13 — Additional Paid-in Capital

The following table shows the activity recorded to “Additional paid-in capital” for the nine months ended January 31, 2007 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2006	$285,112
Exercise of stock options	7,615
Employee stock purchase plan	2,830
Compensation related to stock options granted	22,880
Tax benefits from stock-based compensation	365
Gain from minority investment	2,413
Goodwill adjustment for put rights issued to CDM selling stockholders	1,894
Shares issued for CDM Optics acquisition	34
Balance at January 31, 2007	$323,143

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

Note 14 — Treasury Stock

On June 21, 2005, the Company’s board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company’s common stock. Repurchases under the open-market program were authorized for a twelve-month period that ended on June 21, 2006. As of January 31, 2007 and April 30, 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock under the open-market program for an aggregate cost of approximately $79.6 million. (See Note 17.)

Note 15 — Commitments and Contingencies

Commitments

In December 2000, the Company formed a subsidiary, HWSC, to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of HWSC is $30.0 million of which the Company has funded a total of $24.0 million. The Company is currently applying to the Chinese government for an extension of the time by which it is obligated to fund the remaining registered capital of HWSC. The $24.0 million invested through January 31, 2007 was used primarily for payment to building contractors for the construction of facilities and the purchase of equipment.

The Company also maintains a subsidiary in Shanghai, SDC, which provides assistance to the Company in various product design projects. On January 10, 2007, SDC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 322,537 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $30 million to develop the land and construct facilities, which amount includes the Purchase Price. As of January 31, 2007, the Company has already contributed $7.5 million of the $30 million total investment. Construction of the facilities on the land must commence and be completed during the time period beginning on June 30, 2007 and ending on June 30, 2009, subject to an additional one-year extension under limited circumstances. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use SDC’s registered capital to partially fund its commitment to this project.

The Company has various commitments arising from the VisEra Agreement, and the subsequent amendments to it. In particular, the parties agreed to raise the total capital committed to the joint venture to $112.9 million, which commitments may be made in the form of cash or asset contributions, including in January 2007, when the Company amended its joint venture agreement with TSMC to each invest an additional $27 million in VisEra. Through January 31, 2007, the Company has contributed $24.6 million to VisEra and VisEra Cayman. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman. To the extent, if any, that the value of the assets contributed exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Notes 6 and 17.)

Litigation

From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising in the normal course of business.

On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against the Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including the Company, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has not yet issued a ruling on the motion for final approval. The settlement remains subject to final Court approval and a number of other conditions. On December 5, 2006 the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation. The Company is not one of the test cases, and it is unclear what impact this will have on the Company’s case. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. The Company further believes that the settlement will not have any material adverse affect on its financial condition, results of operations or cash flows.

On June 10, 2004, the first of several putative class actions was filed against the Company and certain of its present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased the Company’s common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of the Company’s common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. On July 29, 2005, the court denied the Company’s motion to dismiss the complaint and discovery commenced thereafter. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. Much of the settlement would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to the Company. The Company accrued $3.3 million during the quarter ended October 31, 2006, as the Company’s share of the settlement, including unreimbursed defense costs, net of $13.0 million in recoverable insurance proceeds. The parties are currently drafting a written settlement agreement and other customary documentation. As a result of the pending settlement, the parties have agreed to stay discovery and other proceedings. Notice of the settlement must be provided to the purported shareholder class, and the Court must grant final approval of the settlement. The Company believes that ultimate settlement is probable at the currently estimated amount. There is no assurance that the Court will grant such approval, or that the settlement will become final. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. If the litigation continues, the Company cannot estimate whether the result of the litigation would have a material adverse effect on its financial condition, results of operations or cash flows.

On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company is named solely as a nominal defendant against whom no monetary recovery is sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. On May 15, 2006, the Court sustained the Company’s demurrer to the complaint with leave to amend on the grounds that

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

plaintiff failed to make a pre-litigation demand on the Company’s board of directors and fails to sufficiently plead that demand is futile. On October 4, 2006, the Court sustained the Company’s demurrer to the amended complaint as well and again granted plaintiff leave to amend. The Company and individual defendants have filed demurrers to the second amended complaint, which are scheduled to be heard in April 2007.

Note 16 — Related Party Transactions

In May 2006, the Company consummated a loan agreement with one of its employees. Under the terms of the agreement, which was approved in fiscal 2004, the Company extended to the employee a three-year $1.0 million loan with an imputed interest rate of approximately five percent per annum which matures on May 12, 2009. The loan is secured by a deed of trust.

In the second quarter of fiscal 2006, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to HWSC. The Company compensates ImPac for the services provided in accordance with the Company’s policy regarding related party transactions. The Company’s board of directors approved the agreement, which may be cancelled by either party at any time. During the three months ended January 31, 2007, the Company and ImPac agreed to phase out ImPac’s management and support services over the next several months beginning on January 1, 2007. During the three and nine months ended January 31, 2007, the Company paid ImPac approximately $181,000 and $0.6 million, respectively, as compensation for management and support services. During the three and nine months ended January 31, 2006, the Company paid ImPac approximately $183,000 and $299,000, respectively, as compensation for management and support services. In addition, from August 2005 to present, Tsuey-Jiuan Chen, the president of ImPac, has also acted as president of HWSC. From August 2001 to April 2003, Tsuey-Jiuan Chen served on the Company’s board of directors.

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

Note 17 — Subsequent Events

On February 27, 2007 the Company entered into a Foundry Manufacturing Agreement (the “Manufacturing Agreement”) with PSC. Under the terms of the Manufacturing Agreement, the Company and PSC agreed to jointly develop certain process technology to enable the fabrication of the Company’s CMOS image sensors at PSC. Upon completion of the process development and subject to PSC’s fulfillment of certain terms and conditions, the Company has agreed to purchase a certain quantity of the jointly-developed wafers from PSC in accordance with the purchasing specifications approved by the parties. Under the terms of the Manufacturing Agreement, the Company has made a refundable, interest-bearing deposit of $4 million to PSC and this deposit will be applied as credit towards future wafer purchases. The Company and PSC will share in the ownership of the intellectual property created in connection with the process development. However, PSC will not have the right to use the process technology or the Company’s intellectual property for its own use or for any third party without the Company’s prior written consent.

On February 13, 2007, the Company’s board of directors approved a proposal to purchase a complex of four buildings in Santa Clara County, California, totaling approximately 207,000 square feet for an aggregate purchase price of approximately $37.2 million. The Company expects to spend approximately $10 million to complete the interior build-out of the buildings and plans to occupy two of the four buildings in mid-2008 upon completion of the work. Provided that financing is available on acceptable terms, the Company expects to finance a portion of the total project with a mortgage.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended January 31, 2007 and 2006

(unaudited)

On February 27, 2007, the Company’s board of directors approved a stock repurchase program that, subject to applicable securities laws, provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the extent of future sales through distributors, future trends and opportunities in certain markets, the development, introduction and capabilities of new products, the establishment of partnerships with other companies, increased unit volume sales, the increase of competition in our industry, the continued importance of the camera cell phone market to our business, continued price competition and reduction of average selling prices with respect to our products, the extent of certain future expenses, our effective tax rate for fiscal 2007, our future investments, our working capital requirements in fiscal 2007, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 51 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision and OmniPixel are registered trademarks of OmniVision Technologies, Inc. CameraChip,  OmniPixel2, OmniQSP and TrueFocus are trademarks of OmniVision Technologies, Inc. Wavefront Coding is a trademark of CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

Overview

We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices which we refer to by the name CameraChip™ image sensors, are used to capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process. Our CameraChip image sensors are predominantly single-chip CMOS solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChip image sensors enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, lower cost and more power efficient than cameras using traditional charge-coupled devices, or CCDs.

Technology

In August 2004, we announced the introduction of our advanced OmniPixel® technology. OmniPixel technology represented a global redesign that featured new pixel architecture, new circuit design, new embedded algorithms, new materials and new process technology. OmniPixel technology also includes support for features such as auto-focus, zooming, panning and mechanical shutter control.

In September 2005, we announced the introduction of our advanced OmniPixel2™ architecture. This architecture, which is based on a 2.2µ x 2.2µ pixel and uses a 0.13µ process geometry, is less than half the size of the OmniPixel architecture introduced in 2004, but with improved performance. With the OmniPixel2 architecture, we have significantly improved sensor performance in three key areas. The improved fill-factor and zero-gap micro-lens structure increase the sensor’s ability to capture light, and its improved quantum efficiency improves its dynamic range, its ability to capture widely differing light levels in a single image and to rapidly adjust to changes in light levels.

In February 2007, we introduced our first TrueFocus™ camera with Wavefront Coding™ technology for the mobile handset market. Our patented Wavefront Coding technology is a method of optically encoding light using a special lens to form an intermediate image on the sensor, and decoding this intermediate image with digital

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

processing to create a picture that is in focus across virtually the entire image. TrueFocus offers true ‘point-and-shoot’ capability where the entire image is always in focus and always available for instant one-click capture in real time, with no waiting for the lens to focus. TrueFocus is designed to provide our customers with a product that effectively targets the mobile handset market by being small, durable, easy to manufacture and cost-competitive.

New Products

In October 2005, we announced the OV2640 sensor, our first product on the OmniPixel2 architecture and the world’s first 2-megapixel sensor on a ¼ inch form factor. In addition to the features of the OmniPixel2 architecture, the OV2640 sensor also incorporates an advanced image signal processor called the OmniQSP™ system which provides high-grade picture processing and features traditionally found only in digital still cameras. In July 2006, we announced that the OV2640 sensor was in volume production.

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

In April 2006, we announced our second-generation, 5-megapixel camera chip. The OV5620 offers a small form-factor, 5-megapixel CMOS camera that we believe surpasses CCD sensors in performance. Furthermore, we believe the OV5620’s advanced high-definition, or HD, video modes with vivid colors make this CameraChip image sensor especially attractive for next generation digital still cameras, or DSCs, and hybrid cameras, which take both still and video pictures.

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

In February 2007, in addition to the first TrueFocus camera described above, we announced the details of two other new products. The first was a 5-megapixel auto-focus camera module for mobile handsets based around the OV5623 CameraChip sensor. The new module provides the basis for high resolution cameras to enter the mainstream mobile handset market. Our introduction of the 5-megapixel camera module with auto-focus capability, a function previously associated only with DSCs and expensive camera phones, brings high image quality and camera performance closer to the mainstream camera phone market. We expect that our new 5-megapixel camera module will enable our handset customers to continue to move up the ‘megapixel curve’ in order to provide DSC-quality imaging on mass market camera phones.

The second new product was the OV7680, a new 1/10 inch VGA CameraChip sensor designed for entry-level camera phones, for secondary cameras in 3G handsets, and for integrated notebook PC cameras. The new sensor incorporates a unique non-linear lens shift technology, which permits a reduction in the height of the camera module to just 3.17mm.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

In August 2005, we entered into an Amended and Restated Shareholders’ Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of approximately 29.6% of the issued share capital of XinTec, Inc., or XinTec, a Taiwan-based provider of chip-scale packaging services of which we directly owned approximately 7.8%. In fiscal 2006, VisEra invested an additional $0.5 million and we invested an additional $130,000 in XinTec as our portion of an additional capital injection to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec due to VisEra’s investment in XinTec during fiscal 2006, we accounted for our investment in XinTec under the equity method. In January 2007, TSMC purchased approximately 90.5 million previously unissued shares from XinTec. As a result of TSMC’s additional investment, our ownership percentage in XinTec declined from 7.8% to 4.4% and VisEra’s ownership percentage declined from 29.6% to 16.9%. Due to the reduction in our ownership percentage in XinTec and the deconsolidation of VisEra described below, effective January 1, 2007, we began to account for our interest in XinTec under the cost method.

As a result of the additional investment that TSMC and we made in VisEra during the quarter ended October 31, 2005, TSMC’s and our interest each increased from 25% to 43%, and consequently we re-evaluated our accounting for VisEra in accordance with FIN 46. We concluded that, as a result of our step acquisition of VisEra and because substantially all of the activities of VisEra either involve or are conducted on our behalf, VisEra was a variable interest entity. Since we were the source of virtually all of VisEra’s revenues, we had a decisive influence over VisEra’s profitability. Accordingly, we considered ourselves to be the primary beneficiary of the joint venture, and we began to include VisEra’s financial results in our consolidated financial statements. In the quarter ended January 2006, we increased our interest in VisEra from 43% to 46% through purchases of unissued shares. In January 2006, pursuant to the Amended VisEra Agreement, VisEra purchased from TSMC the equipment used for applying color filers and micro-lenses to wafers, and VisEra is now providing the related processing services that we previously purchased from TSMC. In November 2006, we provided a further $6.1 million as our portion of an additional cash or asset contribution to be made by TSMC and us under the then current Amended VisEra Agreement.

In July 2006, we agreed with VisEra that we would assume direct responsibility for the logistics management services that VisEra provided to us at that time. In January 2007, pursuant to the terms of the mutual agreement between VisEra and us, we assumed responsibility for logistical management previously provided by VisEra. As a consequence, we concluded that we would lose our status as the primary beneficiary in the joint venture and VisEra would cease to be a variable interest entity (“VIE”) as defined under FIN 46R. This change became effective on January 1, 2007 and, as a result, we were required to deconsolidate VisEra as of the date of the change. As a consequence of the deconsolidation, effective January 1, 2007, we account for our investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on our reported revenue or reported net

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

income for the three and nine months ended January 31, 2007. See Note 6 — “Consolidated Affiliates” to our condensed consolidated financial statements.

In January 2007, we and TSMC signed an amendment to the Amended VisEra Agreement to provide for an increase in VisEra’s manufacturing capacity. The amendment requires us and TSMC to each make an additional $27.0 million investment in VisEra. This investment is part of an ongoing capacity expansion program at VisEra. All other material terms of the original Shareholders’ Agreement remain in effect.

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

Acquisition of CDM

In April 2005, we completed the acquisition of privately-held CDM Optics, Inc., or CDM. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing OmniVision sensors. Because the image is always in focus, Wavefront Coding technology also eliminates the time-delay inherent in conventional auto or manually focused camera systems. The closing consideration for the acquisition consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. We are further obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at January 31, 2007 and April 30, 2006.

In the quarter ended October 31, 2006, we increased “Goodwill” related to our acquisition of CDM by $2.6 million. The increase was partially related to a put option that expired during the quarter with respect to the remaining CDM escrow shares. The escrow shares were puttable back to us at a premium and 145,000 shares were put to us for cash totaling $2.8 million. Additionally, the value of the initial shares that were issued in April 2005 as part of the CDM acquisition were also increased due to a put option that expired unexercised subsequent to the original issuance of the shares. Both amounts should have been recorded as part of the initial acquisition of CDM.

Capital Resources

As of January 31, 2007, we had approximately $209.5 million in cash and cash equivalents and approximately $131.3 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

In June 2005, our board of directors approved a proposal to use up to $100 million of our available cash to repurchase our common stock in an open-market program during a twelve-month period that ended on June 21, 2006. Under the program, we repurchased a total of approximately 5,870,000 shares at a weighted average price of $13.56 per common share for a total of $79.6 million.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. See Note 14  — “Treasury Stock” and Note 17 — “Subsequent Events” to our condensed consolidated financial statements.

The Current Economic and Market Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of CMOS image sensors. The shift in global fabrication to Asia has introduced a range of cost pressures on domestic manufacturers. In response to these pressures, and in order to be closer to our primary customer base and our sources of offshore fabrication, we relocated a substantial portion of our testing operations to China during fiscal 2004 and completed this relocation in early fiscal 2005.

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

The overwhelming majority of sales of our products depend on decisions by engineering designers and manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular product requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver on time reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 465 million image sensors, including approximately 186 million in the nine months ended January 31, 2007, which demonstrates the capabilities of our production system, including our sources of offshore fabrication.

To increase and enhance our production capabilities, last year we completed a project with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of their fabrication facilities, at which our products can be produced. VisEra, our joint venture with TSMC and our investments in two key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. We are currently expanding our capacity with VisEra. In January 2007, we amended our joint venture agreement with TSMC to each invest an additional $27 million in VisEra. Separately, TSMC invested $42 million in XinTec to expand XinTec’s capacity. In February 2007, we entered into a foundry manufacturing agreement with PSC. We are also expanding our testing capacity in China, as well as our overall capability to design more custom products for our customers. As necessary, we will make further investments to ensure that we have sufficient production capacity to meet the demands of our customers as part of our ongoing efforts to lower production costs to offset, at least in part, the continuing pressure we experience on prices.

Since our end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues by geography are based on the country or region in which our customers issue purchase orders to us.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Many of the products using our image sensors, such as camera cell phones, digital still cameras and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter.  Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors close.

We believe that the market opportunity represented by camera cell phones remains very large. We benefited from growth in shipments of image sensors, particularly for camera cell phones, on a year-to-date basis, driven by increased demand for our VGA, 1.3-megapixel and 2-megapixel image sensors.

We also believe that, like the digital still camera market, camera cell phone demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of multiple products. In response to these trends we introduced several 1.3-megapixel products based on our OmniPixel technology. More recently, we have begun volume production and shipments of the first product based on the second generation of our OmniPixel technology which we call OmniPixel2 technology. This is a 2-megapixel image sensor, the world’s first 2-megapixel sensor in a quarter-inch format. We also believe that VGA resolution sensors will continue to account for a large portion of the volume shipments in handsets during the remainder of fiscal 2007. Consequently, we have continued to introduce new products at this resolution, most recently the OV7680, a 1/10 inch VGA sensor that permits a camera module height of 3.17 mm. We also believe that consumers will require image focusing capabilities as picture resolution continues to increase. As such, we introduced our first TrueFocus product in February 2007.

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

The digital sensor market also demonstrates a trend toward slim and thin form factors. In January 2006, based on the new and improved OV7670 VGA sensor, we introduced an ultra thin VGA camera module which measures 6 x 6 x 4.1 mm. Our design meets the current trend of slim and thin form factors in camera phones and other electronic devices. In addition to addressing the continuous demand for smaller, thinner camera phones, we believe that the ultra thin module solution may also prove popular in personal computer, or PC, notebook applications where the camera module needs to be no thicker than the LCD housing. In October 2006, we introduced our sixth generation 1.3-megapixel CameraChip sensor based on our OmniPixel2 technology. Featuring a 2-micron pixel and 1/5-inch optical format, the OV9660 enables a 25 percent thinner camera module than the previous generation, meeting the requirements of ultra slim handset designs. Additionally, the smaller module size is especially attractive to handset makers because it allows a drop-in upgrade from VGA to 1.3 megapixels, thereby extending the life of existing VGA camera phone designs.

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

As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include MagnaChip, Micron, Samsung, ST Microelectronics and Toshiba. We expect to see continued price competition in the image sensor market for camera cell phones and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines,

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

For shipments to customers without agreements that allow for returns or credits, principally OEMs and VARs, we recognize revenue using the “sell-in” method. Under this method, we recognize revenue when title passes to the customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. We provide for future returns based on historical experience at the time we recognize revenue. For cash consideration given to customers for which we do not receive a separately identifiable benefit or cannot reasonably estimate fair value, we record the amounts as reductions of revenue.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

In addition, we recognize revenue from the provision of services to a limited number of our customers by our wholly-owned subsidiary, CDM, and, until December 31, 2006 when we ceased to account for it as a consolidated entity, by VisEra. We recognize the CDM-associated revenue under the completed-contract and the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. For production services, we recognize revenue when the production services are complete and the product has been shipped to the customer. Until December 31, 2006 when we deconsolidated VisEra, we recognized VisEra’s revenue from third party customers when the production services provided by VisEra were complete and the product was shipped to the customer.

Critical Accounting Policies

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006. Other than for policies that are related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), there have been no material changes in any of our critical accounting policies since April 30, 2006.

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended January 31		Nine Months Ended January 31
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.1	59.7	68.5	63.0
Gross margin	24.9	40.3	31.5	37.0
Operating expenses:
Research, development and related	12.3	7.6	12.7	8.0
Selling, general and administrative	12.4	6.7	11.0	7.0
Litigation settlement	—	—	0.8	—
Total operating expenses	24.7	14.3	24.5	15.0
Income from operations	0.2	26.0	7.0	22.0
Interest income, net	3.1	1.7	2.7	1.8
Other income (expense), net	(0.5)	0.8	0.2	0.3
Income before income taxes and minority interest	2.8	28.5	9.9	24.1
Provision for (benefit from) income taxes	(1.0)	5.7	2.3	4.8
Minority interest	0.7	1.2	1.4	0.8
Net income	3.1%	21.6%	6.2%	18.5%

Three Months Ended January 31, 2007 as Compared to Three Months Ended January 31, 2006

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, security and surveillance cameras, digital still cameras, embedded applications for personal computers, interactive video and toy cameras and automotive products. Revenues for the three months ended January 31, 2007 decreased by 2.1% to approximately $134.4 million from $137.3 million for the three months ended January 31, 2006. The decreased revenues were due to a decline in average selling prices, partially offset by an increase in unit sales of our image-sensor products, primarily for cell phones. Revenue from SOI, whose operating results were consolidated for the first time in the first quarter of fiscal 2006, represented approximately 2.2% and 3.8% of our revenue for the three months ended January 31, 2007 and 2006, respectively.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to distributors was significantly higher in the three months ended January 31, 2007 as compared to recent quarters. We expect that revenues from sales through distributors will continue to represent a higher proportion of our total revenues than they have in prior quarters. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended January 31, 2007 and 2006:

	Three Months Ended
	January 31,
	2007	2006
OEMs and VARs	51.1%	76.2%
Distributors	48.9	23.8
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended January 31, 2006, two OEM customers accounted for approximately 16.8% and 16.0% of our revenues, respectively. For the three months ended January 31, 2007 and 2006, no other OEM or VAR customer accounted for 10% or more of our revenues.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Distributors.   In the three months ended January 31, 2007, two distributor customers accounted for approximately 18.4% and 15.9% of our revenues, respectively. In the three months ended January 31, 2006, one distributor customer accounted for approximately 10.2% of our revenues. No other distributor customer accounted for 10% or more of our revenues during either of these periods.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2007 and 2006:

	Three Months Ended
	January 31,
	2007	2006
Domestic sales	0.2%	1.6%
Foreign sales	99.8	98.4
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended January 31, 2007 was 24.9%, down from the 40.3% we reported for the three months ended January 31, 2006. The principal contributor to the year-over-year decline in gross margin was continued pricing pressures during the three months ended January 31, 2007. In addition, during the three months ended January 31, 2007, we sold higher cost inventory which was built in previous quarters. In the three months ended January 31, 2007, in accordance with SFAS No. 123(R), we recorded approximately $1.0 million in stock compensation expense to cost of revenues, or 0.7% of revenues. We adopted SFAS No. 123(R) effective May 1, 2006 and there was no similar expense in the prior year quarter. Our gross margin in the three months ended January 31, 2006 was reduced by approximately four hundred basis points from the sales of the products with which we had back-end yield issues that arose in the fourth quarter of fiscal 2005 and the first and second quarters of fiscal 2006.

Revenue from sales of previously reserved products in the three months ended January 31, 2007 was $3.8 million, as compared to $2.2 million during the same period in the prior fiscal year. In the three months ended January 31, 2007, we recorded an allowance for excess and obsolete inventory totaling $3.4 million to cost of revenues as compared to $5.2 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended January 31, 2007 increased to approximately $16.5 million from approximately $10.5 million for the three months ended January 31, 2006. As a percentage of revenues, research and development expenses for the three months ended January 31, 2007 and 2006 represented 12.3% and 7.6%, respectively.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The increase in research, development and related expenses of approximately $6.0 million, or 57.6%, for the three months ended January 31, 2007 from the similar period in the prior year resulted primarily from the recognition of $3.0 million in stock-based compensation expense recognized in accordance with SFAS No. 123(R), a $2.0 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $411,000 increase in software expenses, a $280,000 increase in amortization expenses of acquired intangible assets, a $247,000 increase in office and facility expenses, and a $145,000 increase in non-recurring engineering expenses related to new product development. We anticipate that our research, development and related expenses will continue to increase as we develop and introduce new products employing our OmniPixel2 and Wavefront Coding technologies and explore other new technologies related to image sensors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended January 31, 2007 increased to approximately $16.6 million from $9.2 million for the three months ended January 31, 2006. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2007 and 2006 represented 12.4% and 6.7%, respectively.

The increase in selling, general and administrative expenses of approximately $7.4 million, or 80.0%, for the three months ended January 31, 2007 from the similar period in the prior year resulted primarily from the recognition of $3.6 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $1.5 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a  $1.2 million increase in commissions paid primarily to distributors as a result of increased revenues, $325,000 increase in marketing expenses primarily related to tradeshows, and a $260,000 increase in facility expenses. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, and other management information systems.

Interest Income, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds with maturities from the date of purchase up to 35 years. Interest income increased for the three months ended January 31, 2007 from the corresponding period in the prior year to approximately $4.2 million from $2.3 million. Increased interest income for the three months ended January 31, 2007 as compared to the corresponding period in the prior year was the result both of higher balances in interest-bearing accounts resulting primarily from cash from operations, and of higher interest rates.

Other Income (Expense), Net

Other income (expense), net, for the three months ended January 31, 2007 was expense of $0.8 million as compared to income of $1.2 million in the prior year. The current year amount included $412,000, which represents our portion of the income recorded by XinTec in the months of November and December 2006, the final months for which we accounted for XinTec under the equity method of accounting prior to our reversion to the cost method beginning on January 1, 2007. In addition, Other income (expense), net, for the three months ended January 31, 2007 included $32,000 as our portion of the income recorded by ImPac Technology Co., Ltd., or ImPac, which we account for under the equity method of accounting. Offsetting these items during the three months ended January 31, 2007 was a $1.3 million contra-income item, which reflected residual income attributable to the 54.6% interest in VisEra that we do not own. Prior to the deconsolidation, income attributable to equity interest that we do not own was recorded to minority interest expense. The income was earned through our sale of inventory purchased from VisEra prior to January 1, 2007, the effective date of the deconsolidation. (See Note 6 — “Consolidated Affiliates” of the Notes to our condensed consolidated financial statements.) Other income (expense), net, for the three months ended January 31, 2006 was income of $1.3 million and included our portion of the net income recorded by ImPac and XinTec, both of which we accounted for under the equity method of accounting.

Provision for Income Taxes

We recorded approximately $3.8 million and $39.1 million in income before income taxes and minority interest for the three months ended January 31, 2007 and 2006, respectively, and recorded an income tax benefit of approximately $1.3 million and a provision for income taxes of approximately $7.8 million for the three months

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

ended January 31, 2007 and 2006, respectively. For the three months ended January 31, 2007 and 2006, our effective tax rates were (35.4)% and 20.0%, respectively. Quarterly income taxes are calculated using an estimate of the effective tax rate for the fiscal year. The tax provision for the quarter reflects the estimated annual effective tax rate and includes, when applicable, the impact of changes from the prior estimated rate and discrete tax items. The current quarter rate is lower than the rate reflected in the provision for the quarter ended October 31, 2006 because we now expect our annual effective tax rate for the current fiscal year to be lower than we previously estimated primarily due to the retroactive extension of the United States, or U.S., Research and Development, or R&D, tax credit, and the current quarter reflects the consequent adjustment. The current quarter tax rate is further reduced by the income tax benefit from discrete tax items, in particular the release of tax reserves that were no longer required as a result of the expiration of a statute of limitations. In both years, however, our effective tax rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rate. We expect that our consolidated effective tax rate during the remainder of fiscal 2007 will continue to be less than the combined federal and state statutory rates. The extent to which our effective tax rate in fiscal 2007 is less than the combined federal and state statutory rates is principally contingent upon the proportion and geographic mix of our total pre-tax income that is generated in jurisdictions outside the United States.

Minority Interest

Minority interest for the three months ended January 31, 2007 and 2006 was $1.0 million and $1.7 million, respectively. For the three months ended January 31, 2007 and 2006, approximately $73,000 and $0.7 million, respectively, represents the 53% interest that we do not own in the net income of SOI, which we included in our consolidated operating results for the first time beginning in the three months ended July 31, 2005. For the three months ended January 31, 2007 and 2006, approximately $0.9 million and $1.0 million represents the 54.6% interest that we do not own in the net income of VisEra, which we included in our consolidated operating results for the first time beginning in the three months ended October 31, 2005. For the three months ended January 31, 2007, we recorded only two months of minority interest expense in VisEra, as we deconsolidated the entity effective January 1, 2007.

Nine Months Ended January 31, 2007 as Compared to Nine Months Ended January 31, 2006

Revenues

Revenues for the nine months ended January 31, 2007 increased by 13.6% to approximately $408.9 million from $360.1 million for the nine months ended January 31, 2006. The increased revenues were due to an increase in unit sales of our image-sensor products, primarily for cell phones, partially offset by a decrease in average selling prices. Revenue from SOI, whose operating results were consolidated for the first time in the first quarter of fiscal 2006, represented approximately 3% and 5% of our revenue for the nine months ended January 31, 2007 and 2006, respectively.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the nine months ended January 31, 2007 and 2006:

	Nine Months Ended
	January 31,
	2007	2006
OEMs and VARs	60.7%	73.1%
Distributors	39.3	26.9
Total	100.0%	100.0%

OEMs and VARs.   In the nine months ended January 31, 2007, one OEM customer accounted for approximately 13.6% of our revenues. In the nine months ended January 31, 2006, two OEM customers accounted for approximately 16.2% and 12.6% of our revenues, respectively. For the nine months ended January 31, 2007 and 2006, no other OEM or VAR customer accounted for 10% or more of our revenues.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Distributors.   In the nine months ended January 31, 2007, two distributor customers accounted for approximately 14.6% and 12.4% of our revenues. In the nine months ended January 31, 2006, one distributor customer accounted for 13.5% of our revenues. No other distributor accounted for 10% or more of our revenues during either of these periods. We expect that revenues from sales through distributors will continue to represent a higher  proportion of our total revenues than they have in prior quarters.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2007 and 2006:

	Nine Months Ended
	January 31,
	2007	2006
Domestic sales	1.0%	1.3%
Foreign sales	99.0	98.7
Total	100.0%	100.0%

Gross Profit

Our gross margin in the nine months ended January 31, 2007 was 31.5% as compared to the 37.0% we reported for the nine months ended January 31, 2006. The principal cause of the year-over-year decrease in our gross margin was a less favorable product mix, in particular the larger share of VGA sensors in our unit and dollar volume and a decline in our average selling prices, which were partially offset by reductions in our production costs. In addition, we recorded approximately $2.9 million in stock compensation expense to cost of revenues in the nine months ended January 31, 2007 in accordance with SFAS No. 123(R). We adopted SFAS No. 123(R) effective May 1, 2006 and there was no similar expense in the first nine months of the prior year. Our gross margin in the nine months ended January 31, 2006 was reduced by approximately five hundred basis points due to the back-end yield issues that arose in the fourth quarter of fiscal 2005 and the first and second quarters of fiscal 2006.

Revenue from sales of previously reserved products in the nine months ended January 31, 2007 was $10.8 million, as compared to $9.0 million during the same period in the prior fiscal year. In addition, during the nine months ended January 31, 2007, we recognized credits of $3.8 million in compensation from suppliers whose product quality in previous periods did not meet our standards. In the nine months ended January 31, 2007, we recorded an allowance for excess and obsolete inventory totaling $5.8 million to cost of sales as compared to $8.5 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses for the nine months ended January 31, 2007 increased to approximately $52.0 million from approximately $28.9 million for the nine months ended January 31, 2006. As a percentage of revenues, research and development expenses for the nine months ended January 31, 2007 and 2006 represented 12.7% and 8.0%, respectively.

The increase in research, development and related expenses of approximately $23.1 million, or 80.0%, for the nine months ended January 31, 2007 from the similar period in the prior year resulted primarily from the recognition of $9.7 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $7.1 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $1.9 million increase in non-recurring engineering expenses related to new product development, a $0.9 million increase in amortization expenses of acquired intangible assets, a $1.7 million increase in software expenses and a $0.8 million increase in office and outside service expenses. The increase in non-recurring engineering expenses is primarily due to an increase in the number of new designs we released to our foundry partners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the nine months ended January 31, 2007 increased to approximately

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$44.9 million from $25.1 million for the nine months ended January 31, 2006. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2007 and 2006 represented 11.0% and 7.0%, respectively.

The increase in selling, general and administrative expenses of approximately $19.8 million, or 78.9%, for the nine months ended January 31, 2007 from the similar period in the prior year resulted primarily from the recognition of $10.3 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $4.7 million increase in salary and payroll-related expenses, a $2.1 million increase in commissions paid to distributors and manufacturers’ representatives associated with increased revenues, a $1.4 million increase in outside service expenses and a $0.9 million increase in facility expenses, partially offset by a $1.2 million reduction in legal expenses.

Litigation Settlement

We have accrued $3.3 million in litigation settlement expenses for the nine months ended January 31, 2007, to reflect our share of a tentative settlement of a securities class action lawsuit pending in the United States District Court for the Northern District of California. The parties to the litigation have reached an agreement in principle to settle the litigation and are drafting a written settlement agreement and other customary documentation. Notice of the settlement must be provided to the purported shareholder class and the Court must provide approve the settlement for it to become final. Litigation settlement expenses for the nine months ended January 31, 2007 represented 0.8% of revenue. See Note 15 — “Commitments and Contingencies” of the Notes to our condensed consolidated financial statements.

Interest Income, Net

Our cash, cash equivalents and short-term investments are invested in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds with maturities from the date of purchase ranging from less than 12 months to 35 years. Interest income increased for the nine months ended January 31, 2007 from the corresponding period in the prior year to approximately $11.0 million from $6.3 million. Increased interest income for the nine months ended January 31, 2007 as compared to the corresponding period in the prior year as a result both of higher balances in interest-bearing accounts resulting primarily from cash from operations, and by higher interest rates.

Other Income (Expense), Net

Other income (expense), net, for the nine months ended January 31, 2007 was income of $0.9 million as compared to $1.3 million in the prior year and consisted of approximately $1.7 million representing our portion of the income recorded by XinTec and $379,000 representing our portion of the income recorded by ImPac Technology Co., Ltd., or ImPac. Offsetting these items during the nine months ended January 31, 2007 was a $1.3 million contra-income item, which reflected residual income attributable to the 54.6% interest in VisEra that we do not own. Prior to the deconsolidation, income attributable to equity interest that we do not own was recorded to minority interest expense. The income was earned through our sale of inventory purchased from VisEra prior to January 1, 2007, the effective date of the deconsolidation. In the nine months ended January 31, 2007 and 2006, we accounted for ImPac under the equity method of accounting. In the eight months ended December 31, 2006, we accounted for XinTec under the equity method prior to our reversion to the cost method beginning on January 1, 2007. Our portion of the income recorded under the equity method of accounting is included in Other income (expense), net. (See Note 6 — “Consolidated Affiliates” of the Notes to our condensed consolidated financial statements.) Other income (expense), net, for the nine months ended January 31, 2006 was income of $1.3 million and included our portion of the net income recorded by ImPac and XinTec.

Provision for Income Taxes

We recorded approximately $40.4 million and $86.7 million in income before income taxes and minority interest for the nine months ended January 31, 2007 and 2006, respectively, and recorded provisions for income taxes of approximately $9.2 million and $17.3 million, respectively. For the nine months ended January 31, 2007 and 2006, our effective tax rates were 22.7% and 20%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where tax rates are lower than the combined federal and state statutory rate. The higher effective tax rate for fiscal 2007 as compared to fiscal 2006 is principally due to the unfavorable impact of the adoption of SFAS No. 123(R) and the change in the geographical mix of income, partially offset by an increase in tax exempt interest income and an increase in R&D tax credit.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Minority Interest

Minority interest for the nine months ended January 31, 2007 and 2006 was $5.8 million and $2.8 million, respectively. For the nine months ended January 31, 2007 and 2006, approximately $342,000 and $1.6 million, respectively, represents the 53% interest that we do not own in the net income of SOI, which we included in our consolidated operating results for the first time beginning in the three months ended July 31, 2005. For the nine months ended January 31, 2007 and 2006, respectively, approximately $5.5 million and $1.2 million represents the 54.6% interest that we do not own in the net income of VisEra, which we included in our consolidated operating results for the first time beginning in the three months ended October 31, 2005. For the nine months ended January 31, 2007, we recorded only eight months of minority interest in VisEra, as we deconsolidated the entity effective January 1, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity at January 31, 2007 consisted of cash, cash equivalents and short-term investments of $340.8 million.

Liquidity

Our working capital increased by approximately $30.2 million to $393.5 million as of January 31, 2007 from $363.3 million as of April 30, 2006. The increase was primarily attributable to: a $50.6 million increase in inventories which was the result of a change in the mix of product demand late in the second quarter which precluded wafer production schedule adjustments; a $17.0 million increase in short-term investments; a $13.0 million increase in recoverable insurance proceeds; a $7.3 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels. These increases in working capital were partially offset by: a $30.8 million decrease in cash and cash equivalents; a $13.8 million increase in a litigation settlement accrual; a $9.0 million increase in accounts payable primarily resulting from increased inventory purchases and a $5.5 million increase in accrued income taxes payable.

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at January 31, 2007, there were no borrowings outstanding under these facilities.

Cash Flows from Operating Activities

For the nine months ended January 31, 2007, net cash provided by operating activities totaled approximately $39.0 million as compared to $92.5 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $25.4 million for the nine months ended January 31, 2007, adjusted for non-cash charges of $22.9 million in stock-based compensation, $10.5 million in depreciation and amortization, $5.8 million in the minority interest in the net income of consolidated affiliates and $3.2 million of gains in equity investments; a $29.9 million increase in accounts payable; a $13.8 million increase in accrued expenses and other current liabilities; an $12.3 million increase in accrued income taxes payable and a $2.7 million increase in deferred tax liabilities. These increases were partially offset by: a $50.9 million increase in inventories; a $14.7 million increase in prepaid expenses and other current assets; a $7.6 million increase in accounts receivable, net and a $9.0 million increase in refundable and deferred income taxes. The $14.7 million increase in prepaid expenses and other current assets principally reflect $13.0 million in recoverable insurance proceeds associated with the settlement of security class-action litigation. The $13.8 million increase in accrued expenses and other current liabilities resulted from a litigation settlement accrual associated with the settlement of security class-action litigation. The $7.6 million increase in accounts receivable, net, reflects the higher level of revenues during the nine months ended January 31, 2007, and the increase in days of sales outstanding as of January 31, 2007 to 50 days from 45 days as of April 30, 2006. The $50.9 million increase in inventories was principally the result of a change in the mix of product demand late in the second quarter which precluded wafer production schedule adjustments. The increase in inventory balances resulted in a decline in annualized inventory turns to 3.8 as of January 31, 2007 from 6.1 as of April 30, 2006. Our accrued income taxes payable increased as a consequence of additional provisions for the three and nine months ended January 31, 2007.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

For the nine months ended January 31, 2006, net cash provided by operating activities totaled approximately $92.5 million primarily due to: net income of approximately $66.6 million for the nine months ended January 31, 2006; a $14.4 million increase in accounts payable; a $13.8 million increase in accrued income taxes payable; a $9.3 million increase in deferred income and a $3.7 million increase in accrued expenses and other current liabilities. These increases were partially offset by: a $16.6 million increase in accounts receivable, net; a $5.0 million increase in prepaid expenses and other current assets and a $4.2 million increase in inventories. The $16.6 million increase in accounts receivable, net, reflects the higher level of revenues during the nine months ended January 31, 2006, offset by a slight decrease in days of sales outstanding as of January 31, 2006 to 51 days from 52 days as of April 30, 2005. The $4.2 million increase in inventories was driven by our 12 to 14 week production cycle and reflects our increased sales activity. Inventory turns increased to 5.2 as of January 31, 2006 from 4.5 as of April 30, 2005. Our accrued income taxes payable increased as a consequence of our income before taxes, partially offset by a reduction in our effective tax rate for the nine months ended January 31, 2006.

Cash Flows From Investing Activities

For the nine months ended January 31, 2007, our cash used in investing activities increased to $90.6 million as compared to cash used in investing activities of approximately $11.1 million for the corresponding prior year period, due to: $41.0 million in purchases of property, plant and equipment; $28.4 million in net purchases of short-term investments; $20.6 million resulting from the deconsolidation of VisEra and $0.5 million in purchase of intangible property. For the nine months ended January 31, 2006, our cash used in investing activities was approximately $11.1 million due to: $11.8 million in purchases of long-term investments; $6.8 million in purchases of property, plant and equipment; $4.0 million in purchase of intangible property and $2.3 million in net purchases of short-term investments. These uses were partially offset by $13.8 million in proceeds from the consolidation of VisEra, net of cash payments.

Cash Flows From Financing Activities

For the nine months ended January 31, 2007, net cash provided by financing activities totaled approximately $20.8 million as compared to net cash used in financing activities of $62.0 million for the corresponding period in the prior year. This change was primarily due to the absence of any repurchases of shares of our common stock under the open-market program in the nine months ended January 31, 2007. Cash provided by financing activities for the nine months ended January 31, 2007 primarily resulted from $10.5 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and a $10.4 million cash contribution by two of our minority interest shareholders. For the nine months ended January 31, 2006, net cash used in financing activities totaled approximately $62.0 million. This change was primarily due to the $79.6 million we spent for the repurchase of shares of our common stock in the nine months ended January 31, 2006. Cash used in financing activities was partially offset by; a $9.5 million cash contribution by one of our minority interest shareholders and $8.0 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan.

Capital Commitments and Resources

In December 2000, we formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”), to conduct testing operations and other processes associated with the manufacturing of our products in China. A total of $24.0 million of the $30.0 million of HWSC’s registered capital, as required by Chinese law, had been funded as of January 31, 2007 from our available working capital. We are currently applying to the Chinese government for an extension of the time by which we are obligated to fund the remaining $6.0 million of registered capital of HWSC.

Over the next two years, we expect to invest a total of $30.0 million in our subsidiary, the Shanghai Design Center, or SDC, of which we have already contributed $7.5 million. The funding is necessitated by our execution of a land-lease agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a commitment to spend approximately $30.0 million to develop the land. See “Note 15 — Commitments and Contingencies” to our condensed consolidated financial statements. We expect to fund our capital commitments to HWSC, SDC and to our joint venture with TSMC from our available working capital.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

On February 27, 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. See Note 14  —” Treasury Stock” and Note 17  — ”Subsequent Events” to our condensed consolidated financial statements.

We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at January 31, 2007 and April 30, 2006.

On February 13, 2007, our board of directors approved a proposal to purchase a complex of four buildings in Santa Clara County, California, totaling approximately 207,000 square feet for an aggregate purchase price of approximately $37.2 million. We expect to spend approximately $10 million to complete the interior build-out of the buildings and plan to occupy two of the four buildings in mid-2008 upon completion of the work. Provided that financing is available on acceptable terms, we expect to finance a portion of the total project with a mortgage.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate to be generated from operating activities and funds that we expect to borrow for the purchase of the buildings in Santa Clara, to be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $100 million over approximately the next twelve months will consist primarily of funding VisEra’s expansion of its color-filter processing and testing capacity, funding capital investment at HWSC, funding a portion of the acquisition and build-out costs associated with the purchase of a complex of four buildings in Santa Clara, and funding a portion of the development costs of the land we have leased in Shanghai.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of January 31, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			Less than			More than
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$27,671		$7,947	$11,527	$3,103	$5,094
Noncancelable orders	52,130		52,130	—	—	—
Total contractual obligations	79,801		60,077	11,527	3,103	5,094

Other Commercial Commitments:
Investment in HWSC	6,000	[1]	6,000	—	—	—
Joint Venture with TSMC	27,000	[2]	27,000	—	—	—
Investment in Shanghai Design Center	22,060	[3]	—	22,060	—	—
Total commercial commitments	55,060		33,000	22,060	—	—
Total contractual obligations and commercial commitments	$134,861		$93,077	$33,587	$3,103	$5,094

1                     Represents the remaining $6.0 million of registered capital for our subsidiary, HWSC. We established this subsidiary as part of our efforts to increase capacity and reduce costs for testing our image-sensor products. We are currently applying to the Chinese government for an extension of the time by which we are obligated to fund the remaining $6.0 million of registered capital of HWSC.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2                     Effective January 1, 2007, our wholly owned subsidiary,  OmniVision International Holding Ltd., entered into a First Amendment to the August 2005 Amended and Restated Shareholders’ Agreement, or the Amended VisEra Agreement, with Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, VisEra Technologies Company, Ltd., or VisEra, and VisEra Holding Company, or VisEra Cayman. The First Amendment added chip probing to VisEra’s list of activities, increased the amount of capital that each of OmniVision International Holding Ltd. and TSMC agreed to invest an additional $27 million in VisEra, and made other minor and conforming changes.

The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to CMOS image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, we contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of our manufacturing and automated final testing technologies and patents. In September 2005, we contributed a further $7.5 million to VisEra Cayman. In November 2005, pursuant to the Amended VisEra Agreement, we contributed an additional $9.5 million in cash to VisEra Cayman. As a result of our step acquisition, and in accordance with the provisions of FIN 46, we consolidated the results of VisEra beginning in the fiscal quarter ended October 31, 2005. In July 2006, we agreed with VisEra that we would assume direct responsibility for the logistics management services that VisEra provided to us at that time. This change became effective on January 1, 2007 and, as a result, we were required to deconsolidate VisEra as of the date of the change.  Beginning on January 1, 2007, we are accounting for our investment in VisEra under the equity method. The deconsolidation of VisEra had no material effect on our reported revenue or reported net income for the three and nine months ended January 31, 2007. See Note 6 — ”Consolidated Affiliates” to our condensed consolidated financial statements.

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture to $112.9 million, which commitments may be made in the form of cash or asset contributions. The parties have equal interests in VisEra and VisEra Cayman. Through January 31, 2007, we have contributed $24.6 million to VisEra and VisEra Cayman. To the extent, if any, that the value of the assets contributed exceeds the value of our commitment, we will receive cash from VisEra Cayman. See Note 15 — ”Commitments and Contingencies” to our condensed consolidated financial statements.

In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties also formed VisEra Cayman, a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman.  Pursuant to the terms of the Amended VisEra Agreement, VisEra Cayman used approximately $12.3 million of the $18.0 million increase in the total capital commitment for the acquisition of approximately 29.6% of the issued shares of XinTec, of which we own

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

separately and directly approximately 7.8%. In January 2007, as a result of the acquisition by TSMC of an approximate 43.0% in XinTec, VisEra Cayman’s interest in XinTec was reduced to 16.9%, and our direct interest was reduced to 4.4%. See Notes 5, 15 and 16 to our condensed consolidated financial statements.

All other material terms of the original Shareholders’ Agreement remain in effect.

3                     Over the next two years, we expect to invest a total of approximately $30.0 million in our subsidiary, SDC, of which we have already invested $7.5 million. The investment will develop land and construct facilities. See Note 15 — ”Commitments and Contingencies” to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that we recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In January 2007, the FASB decided unanimously not to delay the effective date of FIN No. 48. The FASB did, however, agree to pursue providing additional guidance regarding the definition of ultimate settlement and how the ability of the taxing authority to reopen a matter impacts recognition and measurement under FIN No. 48. Any such guidance would likely be in the form of a FASB Staff Position that would be available for public comment. We are currently evaluating the impact FIN No. 48 will have on our financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements’’ (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands the requisite disclosures for fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather establishes a common definition of fair value to be used throughout generally accepted accounting principles. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. Our adoption of the provisions of SFAS No. 157 is not expected to have a material effect on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income,

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards. The Company is currently evaluating the impact SFAS No. 159 will have on its financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.

The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. We do incur certain expenses in currencies other than U.S. dollars including certain costs affecting gross profit, selling, general and administrative and research, development and related expenses. We incur these expenses primarily incurred in China, where the Chinese Yuan Renminbi (“CNY”) is the local currency and in Taiwan, where the New Taiwan dollar is the local currency. Historically, the Chinese government benchmarked the CNY exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. However, in July 2005, the Chinese central bank announced that, in the future, it would benchmark the CNY against a basket of currencies, and has now allowed the CNY to appreciate by approximately three percent 6.5% against the U.S. dollar.

In general, the functional currencies of our wholly-owned subsidiaries are their respective local currencies. The functional currency of our subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., and in the Cayman Islands, OmniVision International Holding, Ltd., and HuaWei Technology International, Ltd., is the U.S. dollar.

Effective January 1, 2007, we determined that, as a result of our plans to expand the scope of our future operations and to fund such expansion through the investment of U.S. dollars, our wholly-owned subsidiaries in Shanghai, China, Hua Wei Semiconductors (Shanghai) Co. Ltd. (“HWSC”) and Shanghai OmniVision IC Design Co., Ltd., should change their functional currency from Chinese Yuan Renminbi to the U.S. dollar.

Effective May 1, 2006 the functional currency of one of our affiliates, VisEra, also became the U.S. dollar. The change was necessitated by a significant increase in U.S. dollar-based transactions after VisEra’s acquisition of certain color-filter manufacturing assets from TSMC. The functional currency of Silicon Optronics, Inc., (“SOI”), our only currently consolidated affiliate, remains the New Taiwan dollar.

Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three months ended January 31, 2007 and 2006 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. With two exceptions, described below, we manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. The two exceptions are auction rate securities, which have a maturity date of up to thirty years where interest rates are re-negotiated every 35 days and variable rate demand notes which have a maturity of up to 35 years where the interest rate is reset every seven days. Due to the short maturities of our investments, the carrying values generally approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio and we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

ITEM 4.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. A stipulation of settlement for the release of claims against the issuer defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has not yet issued a ruling on the motion for final approval. The settlement remains subject to final Court approval and a number of other conditions. On December 5, 2006 the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation. We are not one of the test cases, and it is unclear what impact this will have on our case. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. We further believe that the settlement will not have any material adverse affect on our financial condition, results of operations or cash flows.

On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. On July 29, 2005, the court denied our motion to dismiss the complaint. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. Much of the settlement would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to us. We accrued $3.3 million for the quarter ended October 31, 2006, as our share of the settlement, including unreimbursed defense costs, net of $13.0 million in recoverable insurance proceeds. The parties are currently drafting a written settlement agreement and other customary documentation. As a result of the pending settlement, the parties have agreed to stay discovery and other proceedings. Notice of the settlement must be provided to the purported shareholder class, and the Court must grant final approval of the settlement. We believe that ultimate settlement is probable at the currently estimated amount. There is no assurance that the Court will grant such approval, or that the settlement will become final. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. If the litigation continues, we cannot estimate whether the result of the litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. This derivative action contains allegations that are virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The current complaint generally seeks unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. We are named solely as a nominal defendant against whom no monetary recovery is sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. On May 15, 2006, the Court sustained our demurrer to the complaint with leave to amend on the grounds that the plaintiff failed to make a pre-litigation demand on our board of directors and fails to sufficiently plead that demand is futile. On October 4, 2006, the Court sustained our demurrer to the amended complaint as well and again granted plaintiff leave to amend. Individual defendants and we have filed demurrers to the second amended complaint, which are scheduled to be heard in April 2007.

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

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Cypress, Kodak, MagnaChip, Micron, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Matsushita, NEC, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including PixArt and Pixelplus. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability.

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

Declines in our average selling prices may result in declines in our revenues and have reduced our gross margins.

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our average selling prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Our low average selling prices have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our average selling prices will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have increased and intend to continue to increase our research, development and related expenses to continue the development of new image sensor products in fiscal years 2007 and 2008 that can be sold at higher selling prices and/or manufactured at lower cost. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for camera cell phones account for a large portion of our revenues, and any decline in sales to the camera cell phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.

Sales to the camera cell phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the camera cell phone market accounted for approximately 70% of our revenues in fiscal 2006 and 80% in the nine months ended January 31, 2007. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during fiscal 2007 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for camera cell phones is also relatively concentrated and the top six producers account for more than 75% of the annual sales of these products. If we do not continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The camera cell phone image sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If our sales to the camera cell phone market do not increase and/or the camera cell phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

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

Accomplishing all of these steps is difficult, time consuming and expensive. We may be unable to develop new products or product enhancements in time to capture market opportunities or achieve significant or sustainable acceptance in new and existing markets. In addition, our products could become obsolete sooner than anticipated because of a rapid change in one or more of the technologies related to our products or the reduced life cycles of consumer products.

Design wins are a key determinant of future revenues, and failure to obtain design wins has in the past, and could in the future, adversely affect our revenues and impair our ability to grow our business.

Our past success has been, and our future success is, dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver on a timely basis cost effective and innovative image-sensor solutions that satisfy the manufacturers’ requirements. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

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

In addition, we recently entered into a foundry manufacturing agreement with PSC pursuant to which we and PSC have agreed to jointly develop certain pixel-related process technology and for PSC to process certain of our CMOS image sensors at PSC’s facilities in accordance with the scheduled development approved by both parties.

Under the terms of these supply agreements, we secure manufacturing capacity in any particular period on a purchase order basis. The foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. In general, our reliance on third party foundries involves a number of significant risks, including:

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

If TSMC, PSC, or any of our other foundries were unable to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also be developers of image sensor products and if one or more of our other foundries were to decide not to fabricate our companion DSP chips for competitive or other reasons, we would have to identify and qualify other sources for these products.

We rely on a joint venture company for color filter application and on third party service providers for packaging services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering Inc., or ASE, and ImPac for substantially all of our ceramic chip packages. We also rely on ImPac, our equity investee, for our plastic chip packages. We rely on XinTec, another investee company, and China Wafer Level CSP, Ltd. for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We currently have plans to expand color filter processing capacity at VisEra with these service providers. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Fluctuations in our quarterly operating results have caused volatility in the market price of our common stock and make it difficult to predict our future.

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

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations from period to period

Many of the products using our image sensors, such as camera cell phones, digital still cameras and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter.  Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year.

In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors close.  For example, we believe that the decline in revenues that we expect in the fourth quarter of fiscal 2007 is partly attributable to the fact that Chinese New Year occurred this year in mid-February, and manufacturing did not resume in full until some time in March.

Problems with wafer manufacturing and/or back-end processing yields could result in higher product costs and could impair our ability to meet customer demand for our products.

If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher per unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function both of our design technology and the particular foundry’s manufacturing process technology. Certain risks are inherent in the introduction of such new products and technology. Low yields may result from design errors or manufacturing failures in new or existing products. During the early stages of production, production yields for new products are typically lower than those of established products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly, we perform final testing of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as the application of color filters and micro-lenses, dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our gross margins and/or our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business. For example, low back-end yields on two of our products adversely impacted our gross margins for the fiscal quarters ended April 30, 2005, July 31, 2005 and October 31, 2005.

If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell to other customers at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time. We have experienced problems with accurately forecasting customer demand in the past. For example there was a shift in the mix of product demand, in particular a shift in demand towards VGA products late in the second quarter of fiscal 2007, and as a result our inventories at the end of the second and third quarters were higher than we intended them to be. We are required to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

We depend on the increased acceptance of mass-market image sensor applications to grow our business and increase our revenues.

Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for camera cell phones, digital still and video cameras, commercial and security and surveillance applications, personal computers and lap-tops, toys and games, including interactive video games, and automotive applications. Our ability to sustain and grow our business also depends on the continued development of new markets for our products such as medical imaging devices. If these current and new markets do not grow and develop as anticipated, we may be unable to sustain or grow the sales of our products.

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

Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the nine months ended January 31, 2007, one OEM customer accounted for approximately 13.6% of our revenues, and two distributor customers accounted for approximately 14.6% and 12.4% of our revenues. In the nine months ended January 31, 2006, two OEM customers accounted for approximately 16.2% and 12.6% of our revenues, respectively, and one distributor customer accounted for 13.5% of our revenues. In addition, approximately 50% of our revenues have historically come from our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

Changes in accounting rules for stock-based compensation have adversely affected our reported operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.

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

Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill or amortizable intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2007, our net goodwill and amortizable intangible assets totaled approximately $29.7 million.

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

In October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services. In August 2005, we amended and restated our agreement with TSMC in part to enable VisEra to acquire approximately 30% of XinTec, a supplier of chip-scale packaging services in which we originally invested in April 2003 and in which we directly hold an approximate four percent interest. In January 2007, we entered into a further amendment to the agreement with TSMC to expand the scope of VisEra’s activities and provide additional funding for the expansion of VisEra.

In January 2006, VisEra acquired certain color filter processing equipment from TSMC and assumed direct responsibility for providing the color filter processing services that had previously been provided by TSMC. We expect that VisEra will be able to provide us with a committed supply of high quality manufacturing services at competitive prices and automated final testing services. However, there are significant legal, governmental and relationship risks to developing VisEra, and we cannot ensure that we will receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services or automated testing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the existence of VisEra may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services.

We may not achieve all of the anticipated benefits of our alliances with, and strategic investments in, third parties.

We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a chip scale packaging service company, and in June 2003 we made an investment in ImPac, a plastic packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further approximately 30% of the issued and outstanding shares of XinTec.  In January 2007, TSMC acquired directly a 43.0% interest in XinTec, thus reducing our beneficial ownership in XinTec to 12.6%.

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

As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold a minority interest in two companies from which we purchase certain manufacturing services. Under the applicable provisions of generally accepted accounting principles in the United States of America, we currently consolidate the financial statements and results of operations of one of these joint ventures into our consolidated financial statements and results of operations, and record the equity interests that we do not own as minority interests. For the investments that we account for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or equity method investees could change. Such changes have in the past, and could in the future result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

We are currently a defendant in ongoing litigation matters as described in Part II, Item 1 — ”Legal Proceedings” of this Quarterly Report. We have reached an agreement in principle to settle the shareholder class action lawsuit pending in the United States District Court for the Northern District of California. We accrued $3.3 million in litigation settlement expenses for the quarter ended October 31, 2006 to reflect our share of the settlement, including unreimbursed defense costs. The parties are drafting a written settlement agreement and other customary documentation. Notice of the settlement must be provided to the purported shareholder class and the Court must grant final approval of the settlement. There is no assurance that the settlement will become final. If there is no final settlement of the matters described in Part II, Item 1 — Legal Proceedings,” and we fail to prevail in such matters, such failure could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition, the results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.

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

Our future tax rates could be higher than we anticipate if the proportion of future operating income generated outside the U.S. by our foreign subsidiaries is less than we expect, or the mix differs from that which we expect.

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

During fiscal 2006, approximately 31.1% of our revenues came from sales through distributors. For the nine months ended January 31, 2007, approximately 39.3% of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent higher proportion of our total revenues than they have in the past. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2006 and the first nine months of fiscal 2007. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

The loss of the services of one or more of our executive officers or key employees, which has occurred from time to time, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management and certain other key technical personnel. None of our senior management is bound by an employment or non-competition agreement. We do not maintain key man life insurance on any of our employees.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through January 31, 2007, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on March 6, 2007 was $11.68 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 5.   OTHER INFORMATION

On January 1, 2007, through our wholly-owned subsidiary OmniVision International Holding Ltd., we entered into the First Amendment (the “First Amendment”) to the Amended VisEra Agreement with TSMC, VisEra, and VisEra Cayman. Under the terms of the First Amendment, we and TSMC each agreed to make an additional investment of $27.0 million in VisEra Cayman at a time mutually agreed to by us and TSMC. The additional investment may be made in cash or in kind. The First Amendment also included certain other minor revisions to the Amended VisEra Agreement.

ITEM 6.   EXHIBITS

Exhibit Number	Description
10.14

Termination Agreement, dated January 23, 2007, by and between XinTec, Inc. and OmniVision Trading (Hong Kong) Co. Ltd. (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).

10.15	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006.
10.16	First Amendment to the Amended and Restated Shareholders’ Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. dated December 31, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: March 9, 2007
	By:	/s/ SHAW HONG
/s/ Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 9, 2007
	By:	/s/ PETER V. LEIGH
Peter V. Leigh
Chief Financial Officer
(Principal Financial
and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.14

Termination Agreement, dated January 23, 2007, by and between XinTec, Inc. and OmniVision Trading (Hong Kong) Co. Ltd. (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).

10.15	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006.
10.16	First Amendment to the Amended and Restated Shareholders’ Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. dated December 31, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.