Form 10-K
period 2007-04-30
OMNIVISION TECHNOLOGIES INC
filed 2007-06-29
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007
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

Registrant’s telephone number, including area code: (408) 542-3000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC
(Including associated Preferred Stock Purchase Rights)	(Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of October 31, 2006, the last business day of Registrant’s most recently completed second fiscal quarter, there were 54,682,162 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the Nasdaq National Market on October 31, 2006) was approximately $802,989,624. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns five percent or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2007, 55,082,878 shares of common stock of the Registrant were outstanding, exclusive of 5,870,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2007 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2007

PART I

ITEM 1.   BUSINESS

The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding the extent of future sales through distributors, future trends and opportunities in certain markets, the development, introduction and capabilities of new products, the establishment of partnerships with other companies, increased unit volume sales, the increase of competition in our industry, the continued importance of the camera cell phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, future gross margins and future expenses, our effective tax rate for fiscal 2008, our future investments, our working capital requirements in fiscal 2008, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 15 of this Annual Report and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision and OmniPixel are registered trademarks of OmniVision Technologies, Inc. CameraChip, OmniPixel2, OmniPixel3, OmniQSP and TrueFocus are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of CDM Optics, Inc.

Corporate Information

OmniVision Technologies, Inc., a Delaware corporation, was incorporated in May 1995 in California, and reincorporated in Delaware in March 2000. Our executive offices are located at 1341 Orleans Drive, Sunnyvale, California 94089-1136 and our telephone number is (408) 542-3000. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statement for our annual stockholders’ meeting and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, or the SEC. Information about our company is available on the Internet at www.ovt.com. The information in, or that can be accessed through, our website is not part of this report.

Overview

We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices which we refer to by the name CameraChip™ image sensors, are used to capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process. Our CameraChip image sensors are predominantly single-chip CMOS solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated CameraChip image sensors enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost effective and more power efficient than cameras using traditional charge-coupled devices, or CCDs.

We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we divide our marketing efforts into two separate departments. The Mainstream Products marketing department addresses the camera cell

ITEM 1.   BUSINESS — (Continued)

phone and digital still camera, or DSC, markets, and the Advanced Products marketing department addresses the security and surveillance, toys and games, personal computer, automotive and medical markets.

We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties.  We outsource the color filter and micro-lens phases of production to a joint venture. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

We currently perform the final testing of the majority of our products ourselves at our facility in Shanghai, China. We are currently upgrading and expanding our testing capabilities with new automated testing equipment.

The Current Economic and Market Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

In the camera cell phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular handset maker determines which image sensor to design into one or more specific models. There is generally a time lag of between six and nine months between the time of a particular design win and the first shipments of the designated product. Design wins are also an important driver in the many other markets that we address, and in some cases, such as automotive applications, the time lag between a particular design win and first revenue can be longer than one year.

In most cases, the decision to specify a particular product requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products on time and in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 550 million image sensors, including approximately 250 million in fiscal 2007, which demonstrates the capabilities of our production system.

To increase and enhance our production capabilities, last year we completed a project with Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of their fabrication facilities, at which our products can be produced. VisEra, our joint venture with TSMC and our investments in two key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. In January 2007, we amended our joint venture agreement with TSMC to each invest an additional $27 million in VisEra to fund VisEra’s further expansion. Separately, TSMC purchased approximately 90.5 million previously-unissued shares from XinTec, Inc., or XinTec, a Taiwan-based provider of chip-scale packaging services, to expand XinTec’s capacity. In February 2007, we entered into a foundry manufacturing agreement with Powerchip Semiconductor Corp., or PSC. We are also expanding our testing capacity in China, as well as our overall capability to design more custom products for our customers. As necessary, we will make further investments to ensure that we have sufficient capacity to meet the demands of our customers as part of our ongoing efforts to lower production costs to offset, at least in part, the continuing pressure we experience on prices.

Many of the products using our image sensors, such as camera cell phones, digital still cameras and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close.

We believe that the market opportunity represented by cell phones remains very large. The percentage of cell phones which incorporate a camera continues to increase, and we are now seeing cell phones equipped with a second camera designed for use in video-conferencing. In fiscal 2007, we benefited from the growth in shipments of

ITEM 1.   BUSINESS — (Continued)

image sensors, particularly for camera cell phones, where we saw increased demand for our video graphics array, or VGA, 1.3-megapixel and 2.0-megapixel image sensors.

We also believe that, like the DSC market, camera cell phone demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products. In response to these trends we have introduced several 1.3-megapixel products based on our OmniPixel® technology. In fiscal 2007, we began volume production and shipments of our first product based on the second generation of our OmniPixel technology which we call OmniPixel2™ technology. This is a 2.0-megapixel image sensor, the world’s first 2.0-megapixel sensor in a quarter-inch format. We also believe that VGA resolution sensors will continue to account for a large portion of the volume shipments in handsets in fiscal 2008. Consequently, we have continued to introduce new products at this resolution, most recently the OV7680, a 1/10 inch VGA sensor that permits a camera module height of 3.17 mm. We also believe that consumers will require image focusing capabilities as image sensor resolutions in camera cell phones continue to increase. To meet this requirement, we introduced our first TrueFocus product in February 2007.

The camera cell phone market also evidences a trend toward slim and thin form factors. In January 2006, based on the new and improved OV7670 VGA sensor, we introduced an ultra thin VGA camera module which measures 6 x 6 x 4.1 mm. Our design meets the current trend of slim and thin form factors in camera phones and other electronic devices. In addition to addressing the continuous demand for smaller, thinner camera phones, the ultra thin module solution is also proving popular in PC notebook applications where the camera module needs to be no thicker than the LCD housing. In October 2006, we introduced our sixth generation 1.3-megapixel CameraChip sensor based on our OmniPixel2 technology. Featuring a 2.0 x 2.0 pixel and 1/5-inch optical format, the OV9660 enables a 25% thinner camera module than the previous generation, meeting the requirements of ultra slim handset designs. Additionally, the smaller module size is especially attractive to handset makers because it allows a drop-in upgrade from VGA to 1.3 megapixels, thereby extending the life of existing VGA camera phone designs.

In the emerging market for image sensors embedded in PC notebooks, we continue to win designs. We are supplying sensors to four of the top five notebook OEMs. Our shipments to notebook and standalone PC camera manufacturers continue to grow as services such as, AOL, Google, Skype and Yahoo are adding video capability to their conferencing software. The OV9660 also provides ultra-portable notebook manufacturers with the ability to upgrade to 1.3-megapixel cameras without the need for a costly system redesign by avoiding the size constraints which previously limited them to VGA resolution cameras.

As the markets for image sensors have grown, we have experienced increasing competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include MagnaChip, Micron, Samsung, ST Microelectronics and Toshiba. We expect to see continued price competition in the image sensor market for camera cell phones and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly to changing market opportunities than we can.

As a result of the increase in competition and the growth of various consumer-product applications for image sensors, we have experienced a shortening in the life cycle of some image-sensor products. For example, although in the security and surveillance market we continue to sell image sensors introduced more than four years ago, in the camera cell phone market, product life cycles can be as short as six months. The shortening of product life cycles combined with our 12-14 week production cycle makes it increasingly difficult to accurately forecast customer demand for or to predict the ramp of our products. As a result, we face the risk of being unable to fulfill customer orders if we underestimate market demand and the risks of excess inventory and product obsolescence if we overestimate market demand for our products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we

ITEM 1.   BUSINESS — (Continued)

are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins. The shortening of product life cycles also increases the importance of having short product development cycles and being accurate in the prediction of market trends in the design of new products. The reduction in product life cycles increases the importance of our continued investment in research and development, which we consider to be critical to our future success.

In common with many other semiconductor products and in response to competitive pressures, the average selling prices, or ASPs, of image sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Accordingly, in order to maintain our gross margins, we and our suppliers have to work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we have to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In fiscal 2007, ASPs declined more rapidly than we were able to reduce our manufacturing costs, and our gross margins declined.  In addition, if we are unable to timely introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, our gross margin will decline.

Technology

In August 2004, we announced the introduction of our OmniPixel technology. In September 2005, we announced the introduction of our OmniPixel2 architecture. The OmniPixel2  architecture, which is based on a 2.2µ x 2.2µ pixel and uses a 0.13µ process geometry, is less than half the size of the OmniPixel architecture introduced in 2004, but with improved performance. With the OmniPixel2 architecture, we significantly improved sensor performance in three key areas: the improved fill-factor and zero-gap micro-lens structure increased the sensor’s capacity to capture light; the sensor’s improved quantum efficiency improved its dynamic range, that is its capacity to capture widely differing light levels in a single image; and the capacity to rapidly adjust to changes in light levels.

In February 2007, we introduced our first TrueFocus™ camera with Wavefront Coding™ technology for the mobile handset market. Our patented Wavefront Coding technology is a method of optically encoding light using a special lens to form an intermediate image on the sensor, and decoding this intermediate image with digital processing to create a picture that is in focus across virtually the entire image. TrueFocus offers true ‘point-and-shoot’ capability where the entire image is always in focus and always available for instant one-click capture in real time, with no waiting for the lens to focus. TrueFocus is designed to provide our customers with a product that effectively targets the mobile handset market by being small, durable, easy to manufacture and cost-competitive.

In May 2007, we announced the introduction of the latest generation of our OmniPixel architecture, our OmniPixel3™ architecture. The OmniPixel3 architecture is based on a new 1.75 x 1.75 pixel and uses a 0.11 process geometry which further reduces the size of a given sensor array without any reduction in image quality.

Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected production or performance issues with future products. During the early stages of production, production yields and gross margins for products based on new technology are typically lower than those of established products.

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

ITEM 1.   BUSINESS — (Continued)

semiconductors which can be fabricated using standard CMOS processes. The result has been a combination of improved image quality coupled with a reduction in unwanted electrical noise.

Advanced Image Processing

With our acquisition of CDM Optics, Inc., or CDM, and its patented Wavefront Coding technology, we significantly expanded our proprietary technology. Wavefront Coding technology combines optics and electronics to significantly increase the depth of field of an image without changing the aperture of or reducing the amount of light reaching the lens and can eliminate the need for a mechanical auto-focus system. Wavefront Coding technology changes the phase of light as it traverses a specialized element in the lens and deliberately blurs all points in any image to an identical degree. Powerful algorithms then remove the system-dependent image blur to produce a sharp and clear image from the intermediate coded image.

Products

Our main products, image-sensing devices we refer to by the name CameraChip image sensors, are used to capture images electronically and are used in a number of consumer and commercial mass-market applications. Our products have a variety of features, including:

Product Features

CMOS CameraChip image sensors	Color or black and white

Resolutions	CIF (352 x 288 pixels) to 5.17 megapixel (2560 x 2048 pixels)

Output signal	Analog for television, digital for computers and other digital devices

Operating voltage	5 volt, 3 volt, 2.7 volt or 1.8 volt

Optical lens/array size	1/18, 1/10, 1/9, 1/7, 1/6, 1/5, 1/4, 1/3 or 1/2 inch formats

Interface chips	For connecting to computers and other devices

Software drivers:
• Standard operating systems	Linux®, Mac OS®, Windows®

• Embedded systems	Palm OS®, Symbian OS™, Windows CE™, Windows Embedded™ and Windows Mobile®

We provide companion chips used to connect our CameraChip image sensors to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to personal computers and other industry standard interfaces. In addition, we provide companion chips that perform compression in standardized still photo and digital video formats.

We also design and develop standard software drivers for Microsoft Windows, Linux and Mac OS, as well as for embedded operating systems such as Windows Embedded, Windows CE, Windows Mobile, Symbian and Palm OS. These software drivers accept the image data being received from the USB, provide data decompression, if required, and manage interface protocols with the camera. We have designed these drivers for speed and flexibility and allow easy customization of the user interface. We do not record any revenue from this software, which we provide to our customers as an element of customer support.

New Products

In October 2005, we announced the OV2640 sensor, our first product on the OmniPixel2 architecture and the world’s first 2.0-megapixel sensor on a ¼ inch form factor. In addition to the features of the OmniPixel2 architecture, the OV2640 sensor also incorporates an advanced image signal processor called the OmniQSP™ system which provides high-grade picture processing and features traditionally found only in digital still cameras. In July 2006, we announced that the OV2640 sensor was in volume production.

ITEM 1.   BUSINESS — (Continued)

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

In April 2006, we announced our second-generation, 5.17-megapixel camera chip. The OV5620 offers a small form-factor, 5.17-megapixel CMOS camera that we believe surpasses CCD sensors in performance. Furthermore, we believe the OV5620’s advanced high-definition, or HD, video modes with vivid colors make this CameraChip image sensor especially attractive for next generation DSCs, and hybrid cameras, which take both still and video pictures.

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

In February 2007, in addition to the first TrueFocus camera described earlier, we announced the details of two other new products. The first was a 5.17-megapixel auto-focus camera module for mobile handsets based around the OV5623 CameraChip sensor. The new module provides the basis for high resolution cameras to enter the mainstream mobile handset market. Our introduction of the 5.17-megapixel camera module with auto-focus capability, a function previously associated only with DSCs and expensive camera phones, brings high image quality and camera performance closer to the mainstream camera phone market. We expect that our new 5.17-megapixel camera module will enable our handset customers to continue to move up the ‘megapixel curve’ in order to provide DSC-quality imaging on mass market camera phones.

The second new product was the OV7680, a new 1/10 inch VGA CameraChip sensor designed for entry-level camera phones, for secondary cameras in 3G handsets, and for integrated notebook PC cameras. The new sensor incorporates a unique non-linear lens shift technology, which permits a reduction in the height of the camera module to just 3.17mm.

In March 2007, we introduced the OV10620, our first color High Dynamic Range, or HDR, CMOS image sensor for mass market applications. The new OV10620 has the capacity to capture widely differing light levels in a single image and to rapidly adjust to changes in light levels, much like the human eye under quickly changing light conditions. The OV10620 rapidly switches to HDR mode to handle extreme variations of bright and dark conditions and automatically switches back to non-HDR mode when condition return to normal. The new single-chip sensor also has a spectral light sensitivity of up to 1,000 nm, which is near infrared sensitivity.

In June 2007, we introduced the OV3640, the first fully integrated 3.2-megapixel CameraChip sensor in a ¼-inch format. Based on the new 1.75-micron OmniPixel3™ architecture, the OV3640 is small enough to fit the standard 8 x 8 mm sockets used in 2.0-megapixel camera phones, making it an ideal drop-in upgrade for existing handset designs. The highly integrated OV3640 features a high-speed two-lane mobile industry processor interface, or MIPI, to enable the fast transfer of large blocks of data, which is critical to making effective use of increased camera resolutions. In addition, the new sensor incorporates advanced image signal processing and onboard JPEG compression to allow existing baseband processors without MIPI to support a camera upgrade to 3.2 megapixels at

ITEM 1.   BUSINESS — (Continued)

15 frames per second in full resolution. In addition to MIPI, the OV3640 also incorporates advanced image stabilization functionality similar to that used in DSC and camcorder products.

Strategic Investments and Acquisitions

Joint Venture with TSMC

In October 2003, we entered into a Shareholders’ Agreement, or the VisEra Agreement, with TSMC pursuant to which we agreed with TSMC to form VisEra Technologies Company, Ltd., or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide back-end manufacturing services. In connection with the formation of VisEra, both TSMC and we entered into separate nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services. The VisEra Agreement also provided that once VisEra had acquired the capability to deliver high quality manufacturing services, we would be committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. Both TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

In August 2005, we entered into an Amended and Restated Shareholders’ Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of approximately 29.6% of the issued share capital of XinTec, of which we directly owned approximately 7.8% at that time. In fiscal 2006, VisEra invested an additional $0.5 million and we invested an additional $130,000 in XinTec as our portion of an additional capital injection to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec due to VisEra’s investment in XinTec during fiscal 2006, we accounted for our investment in XinTec under the equity method. In January 2007, TSMC through the purchase of approximately 90.5 million previously unissued shares, acquired a controlling interest in XinTec. As a result of TSMC’s investment, our ownership percentage in XinTec declined from 7.8% to 4.4% and VisEra’s ownership percentage declined from 29.6% to 16.9%. Due to the reduction in our ownership percentage in XinTec and the deconsolidation of VisEra described below, effective January 1, 2007, we began to account for our interest in XinTec under the cost method.

As a result of the additional investment that TSMC and we made in VisEra under the Amended VisEra Agreement, TSMC’s and our interest each increased from 25% to 43%, and consequently we re-evaluated our accounting for VisEra in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), or FIN 46(R), “Consolidation of Variable Interest Entities.” We concluded that, as a result of our step acquisition of VisEra and because substantially all of the activities of VisEra either involve or are conducted on our behalf, VisEra was a variable interest entity. Since we were the source of virtually all of VisEra’s revenues, we had a decisive influence over VisEra’s profitability. Accordingly, we considered ourselves to be the primary beneficiary of the joint venture, and in the quarter which ended in October 2005, we began to include VisEra’s financial results in our consolidated financial statements. In the quarter ended January 2006, we increased our interest in VisEra from 43% to 46% through purchases of unissued shares. In January 2006, pursuant to the Amended VisEra Agreement, VisEra purchased from TSMC the equipment used for applying color filers and micro-lenses to wafers, and VisEra is now providing the related processing services that we previously purchased from TSMC. In November 2006, we invested $6.1 million in VisEra as our portion of an additional cash or asset contribution to be made by TSMC and us under the then current Amended VisEra Agreement.

Effective January 1, 2007, by mutual agreement, we assumed responsibility for the logistics management services previously provided to us by VisEra. As a consequence, we concluded that we had lost our status as the primary beneficiary of the joint venture and VisEra had ceased to be a variable interest entity (“VIE”) as defined under FIN 46(R). As a result, we deconsolidated VisEra as of the date of the change. As a consequence of the deconsolidation, effective January 1, 2007, we account for our investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on our reported revenue or reported net income for fiscal 2007. See Note 5 – “Long-term Investments” to our consolidated financial statements.

ITEM 1.   BUSINESS — (Continued)

In January 2007, we and TSMC also signed an amendment to the Amended VisEra Agreement to provide for an increase in VisEra’s manufacturing capacity. Under the amendment, we and TSMC each made an additional $27.0 million investment in VisEra in April 2007. This investment is part of an ongoing capacity expansion program at VisEra. All other material terms of the Amended VisEra Agreement remain in effect.

Joint Venture with PSC

In May 2004, we entered into an agreement with PSC, to establish SOI as a joint venture. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of our legacy products. In connection with the establishment of SOI, we have agreed to enter into manufacturing and other agreements as appropriate with PSC. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. In July 2006, SOI declared a cash dividend of $482,000, of which we received $237,000 when the cash dividend was paid in August 2006. SOI also issued shares to its employees in July 2006, with an estimated fair value of $459,000 which caused our ownership percentage to decline from 49.0% to 46.6%. In April 2007, SOI became listed on the TGSM. The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused our ownership percentage to decline to 45.4% as of April 30, 2007. See Note 18 – “Related Party Transactions” to our consolidated financial statements.

Acquisition of CDM

In April 2005, we completed the acquisition of CDM. CDM is located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing OmniVision sensors. Because the image is always in focus, Wavefront Coding technology also eliminates the time-delay inherent in conventional auto or manually focused camera systems. The closing consideration for the acquisition consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers.

In the quarter ended October 31, 2006, we increased “Goodwill” related to our acquisition of CDM by $2.6 million. The increase was partially related to a put option that expired during the quarter with respect to the 147,000 CDM escrow shares. The escrow shares were puttable back to us at a premium and 145,000 shares were put to us for cash totaling $2.8 million. Additionally, the value of the initial shares that were issued in April 2005 as part of the CDM acquisition were also increased due to a put option that expired unexercised subsequent to the original issuance of the shares. Both amounts should have been recorded as part of the initial acquisition of CDM. We are also obligated to pay an additional $10.0 million in cash upon the sale, prior to the end of April 2009, of a pre-determined number of revenue-producing products incorporating CDM’s technology.

Industry Background

Image Sensor Technologies

Digital imaging enables the capture of still or moving images without the use of photographic, or chemical-based films. The two most common electronic image sensors, both developed in the late 1960s, are CCD and CMOS image sensors. Both sensors are silicon-based semiconductor devices that convert light to an electric charge for display or storage.

CMOS image sensors are typically less expensive to produce and consume significantly less power than CCDs, but the quality of early CMOS image sensors lagged behind that of CCDs. Owing to their historically superior image quality, CCDs became a standard for digital imaging and have been used in a wide variety of applications ranging from video camcorders to numerous industrial and scientific applications. Until a few years ago, CMOS image sensors were primarily used for relatively lower-cost applications, such as PC video cameras, for which high image quality was not a priority.

In recent years, advances in semiconductor manufacturing processes and design techniques have led to improvements in CMOS image sensor performance and image quality, resulting in smaller circuits and better current

ITEM 1.   BUSINESS — (Continued)

control, making it possible to design CMOS image sensors that provide image quality comparable to that of CCDs of comparable resolution. As a result, CMOS image sensors have become a compelling alternative to CCDs for a wide range of uses, particularly in consumer photography and new camera market segments, such as camera-equipped cell phones, security and surveillance systems, toys and interactive video game consoles, laptop computers, and automotive applications, where high image quality, low power consumption, small size and low cost are important considerations.

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

Market Opportunity

Demand for CMOS image sensors for use in camera cell phones continued to account for a substantial portion of our revenue in fiscal 2007. Other applications and markets that we are currently serving or that are developing include embedded applications for personal computers, security and surveillance, toys and interactive video game consoles, and automotive and medical applications. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.

Customers

We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2007, we shipped approximately 250 million CameraChip image sensors, as compared to approximately 150 million CameraChip image sensors in fiscal 2006.

In fiscal 2007, we derived approximately 60% of our revenues from OEMs and VARs and approximately 40% of our revenues through distributors. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2007 was the Foxconn Technology Group, or Foxconn, which accounted for approximately 14.0% of our revenues. The two distributors that accounted for 10% or more of our revenues in fiscal 2007 were World Peace Industrial Group, or World Peace, and SiDa Electronics (Hong Kong) Co., Limited, or SiDa Electronics, which accounted for approximately 15.1% and 12.9% of our revenues, respectively. No other OEM, VAR or distributor accounted for 10% or more of our fiscal 2007 revenues.

Sales and Marketing

We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2007, our sales and marketing organization had a total of 168 full-time employees. We also have ten independent distributors, eight of which are located outside the United States. Sales outside of the United States represented approximately 99% of our revenues in fiscal 2005, fiscal 2006 and fiscal 2007. We expect that sales outside of the United States will continue to account for a very large proportion of our revenues and in certain markets, it is more cost-effective for us to sell to certain customers through distributors who often have more sales coverage than we do and assume responsibility for logistics, collections, product returns and customer support. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our CameraChip solutions.

Research and Development

We have designed the internal structure of our CMOS CameraChip image sensors in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that we can rapidly modify for use in new product developments. We design circuit improvements so that we can transfer them readily to other CameraChip products to help reduce total development time and cost for new products. As of April 30, 2007, we had a total of 340 full-time employees

ITEM 1.   BUSINESS — (Continued)

in research and development. Research, development and related expenses for fiscal 2005, 2006 and 2007 were approximately, $25.5 million $40.6 million and $67.6 million, respectively.

Intellectual Property

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip image sensors. As of April 30, 2007, we have been issued 74 United States patents which expire between October 2015 and August 2025. We have also received 79 foreign patents which expire between October 2015 and December 2025. As of April 30, 2007, we have 75 additional United States patent applications pending, of which two have been allowed, and we have filed 239 foreign patent applications, of which 17 have been allowed.

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

Manufacturing

Wafer Fabrication

Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing for CameraChip image sensors to TSMC and PSC. Our CameraChip image sensors are currently fabricated using a standard process at 0.11µ, 0.13µ, 0.18µ, 0.25µ, 0.50µ and 0.60µ. In addition, TSMC and Semiconductor Manufacturing International Corporation, or SMIC, fabricate our companion DSP and interface chips.

Color Filter Application

A majority of our fiscal 2007 CameraChip image sensor sales were color CameraChip image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixels in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel. We outsource these manufacturing steps to VisEra.

Wafer Probe Testing

Wafers that are designated for chip-on-board, or COB, packaging are tested using a process called wafer probe testing. We outsource wafer probe testing to King Yuan Electronics Co., Ltd., or KYEC, Winstek Semiconductor Corp., or Winstek, and VisEra.

Packaging

In the case of chip-scale packaged or CSP products, after wafer fabrication, color filter application if required, and micro-lens application, the wafers are packaged and then diced into chips. With the exception of CSP products, the wafers are diced first and then packaged. Our products are designed to use standard packaging that is widely used for optical sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. For our higher-priced product lines, we rely on Advanced Semiconductor Engineering, or ASE, Chipbond Technology Corporation and ImPac Technology Co., Ltd., or ImPac, an investee company, for substantially all of our ceramic chip packaging. We rely on ImPac for our plastic chip packaging and on XinTec, another investee company, for the large majority of our CSP products, which are generally designed for the smallest form factor applications.

ITEM 1.   BUSINESS — (Continued)

Final Testing

High volume final product testing is a critical element of the production of CameraChip image sensors and is a substantial barrier to entry for potential competitors. Production final testing instruments designed for conventional CMOS devices are not sufficient for testing image sensors, because an optical image must be captured and checked in addition to checking the standard logic and electrical functions.

We are currently in the process of installing new high-throughput automated final test equipment built to our specifications at our testing facility in Shanghai, China. The new testers have automated handling capability, a lighting and lens system, a changeable image source and automated output sorting by functionality. The system is programmable so that testing criteria and methodology can be changed easily to accommodate new products or special testing requirements.

Product Quality Assurance

We focus on product quality through all stages of the design and manufacturing process. We submit all our designs to in-depth circuit simulation before we commit them to silicon. Before we commit a new product to production, we fabricate test wafers, package test chips and test the final product. We keep initial production runs to a minimum until sufficient products have completed the entire manufacturing and testing process and are delivered to and approved by customers. We commit to full production runs after final customer approval.

We qualify each of our subcontractors through a series of industry standard environmental product stress tests, as well as through an audit and an analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical parametric data from our foundries and other subcontractors.

Competition

We operate in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competition both comes from CMOS and CCD image sensor manufacturers:

•        CMOS Image Sensor Manufacturers. Image sensor manufacturers using CMOS technology include a number of well established companies such as Kodak, MagnaChip, Micron, Matsushita, Samsung, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt, Pixelplus and Pixim.

•        CCD Image Sensor Manufacturers. Image sensor manufacturers using CCD technology include a number of well-established companies, particularly vertically integrated camcorder and high-resolution digital still camera manufacturers. Our main competition from CCD manufacturers comes from Fuji, Kodak, Matsushita, NEC, Sanyo, Sharp, Sony, Texas Instruments and Toshiba.

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

Backlog

Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2006 and 2007, our backlog was approximately $134.5 million and $149.6 million, respectively. The increase in our backlog reflects the fact that with product in relatively short supply as compared to a year ago, customers need to place purchase orders farther in

ITEM 1.   BUSINESS — (Continued)

advance of shipments than they did in the prior period. Our current backlog is subject to changes in delivery schedules, and may not necessarily be an indication of future revenue.

Employees

As of April 30, 2007 we had a total of 2,064 full-time employees, 336 located in the U.S. and 1,728 located in China, Finland, Germany, Hong Kong, Japan, Singapore, South Korea, Taiwan and the United Kingdom, with approximately 1,600 of these employees located in China. Most of the increase from the prior year occurred in China and Taiwan to staff our expanded test, logistics and research activities. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

For information about revenue and long-lived assets by geographic region/country, see Note 16 — “Segment and Geographic Information” in Part II, Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

Executive Officers and Directors of the Registrant

The following persons are our executive officers as of the date of this report:

Name	Age	Position

Shaw Hong	69	Chief Executive Officer, President and Director
Xinping He	44	Chief Operating Officer and Director
Peter V. Leigh	62	Chief Financial Officer
Y. Vicky Chou	44	Vice President of Legal and General Counsel
Dr. John T. Yue	60	Vice President of Quality and Reliability
Anson Chan	38	Vice President of Finance

Shaw Hong, one of our cofounders, has served as one of our directors and as our Chief Executive Officer and President since May 1995. Mr. Hong holds a B.S. degree in electrical engineering from Jiao Tong University in China and an M.S. degree in electrical engineering from Oregon State University.

Xinping He has served as our Chief Operating Officer since August 2006. From February 2003 to August 2006, Mr. He served as our Senior Vice President of Engineering. Mr. He joined our company in June 1995 and served as a senior design engineer until his promotion to design manager in July 1998. From August 2001 until February 2003, Mr. He served as our Vice President of Core Technology. In November 2006, our board of directors appointed Mr. He as a member of the board of directors as a Class II director. Mr. He holds a B.S. degree and an M.S. degree in electrical engineering from Tsinghua University in Beijing.

Peter V. Leigh has served as our Chief Financial Officer since September 2004. From September 2004 to February 2007, Mr. Leigh also served as our Vice President of Finance. From December 2002 to September 2004, Mr. Leigh was self-employed as a consultant to a technology company. From November 1995 to December 2002, Mr. Leigh served as Chief Financial Officer of Metron Technology, Inc., a global provider of materials and services to the semiconductor industry. From 1992 to 1995, Mr. Leigh was Chief Financial Officer of Liposome Technology, a bio-pharmaceutical company. From 1982 to 1992, Mr. Leigh served as Corporate Controller of Bio-Rad Laboratories, a multi-national manufacturer of research chemistry products, clinical diagnostics and analytical instruments. Mr. Leigh holds an M.B.A. degree from the Harvard Business School and a B.A. degree in economics from Oxford University.

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

ITEM 1.   BUSINESS — (Continued)

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

Anson Chan has served as our Vice President of Finance since February 2007. From July 2006 to February 2007, Mr. Chan served as our Vice President of Business Strategy. From September 1997 to July 2006, Mr. Chan served in various positions with PricewaterhouseCoopers, LLP, an independent public accounting firm, most recently as a Senior Manager. Mr. Chan holds a B.S. degree in economics and a B.S. degree in engineering from the University of Pennsylvania and an M.B.A. degree in business strategy and operations management from the University of Chicago.

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

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Kodak, MagnaChip, Micron, Matsushita, Samsung, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Kodak, Matsushita, NEC, Sanyo, Sharp, Sony, Texas Instruments and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt and Pixelplus and Pixim. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability.

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

ITEM 1A.   RISK FACTORS — (Continued)

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

Declines in our average selling prices may result in declines in our revenues and may further reduce our gross margins.

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our average selling prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Our low average selling prices have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our average selling prices will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have increased and intend to continue to increase our research, development and related expenses to continue the development of new image sensor products in fiscal years 2008 and 2009 that can be sold at higher selling prices and/or manufactured at lower cost. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for camera cell phones account for a large portion of our revenues, and any decline in sales to the camera cell phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.

Sales to the camera cell phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the camera cell phone market accounted for approximately 70% and 80% of our revenues in fiscal 2006 and fiscal 2007, respectively. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during fiscal 2008 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for camera cell phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The camera cell phone image sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If our sales to the camera cell phone market do not increase and/or the camera cell phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

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

ITEM 1A.   RISK FACTORS — (Continued)

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

Our past success has been, and our future success is, dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions on a timely basis that satisfy the manufacturers’ requirements. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

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

ITEM 1A.   RISK FACTORS — (Continued)

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

We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on ASE and ImPac for substantially all of our ceramic chip packages. We also rely on ImPac, our equity investee, for our plastic chip packages. We rely on XinTec, another investee company, and China Wafer Level CSP, Ltd. for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We currently have plans to expand color filter processing capacity at VisEra and with these service providers. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Fluctuations in our quarterly operating results have caused volatility in the market price of our common stock and make it difficult to predict our future operating results.

Our quarterly operating results have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include, but are not limited to:

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

ITEM 1A.   RISK FACTORS — (Continued)

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

•                         the level of our operating expenses; and

•                         the increased volatility of our effective tax rate as a consequence of our adoption of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.”

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

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations from period to period.

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

In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. For example, we believe that the decline in revenues that we experienced in the fourth quarter of fiscal 2007 is partly attributable to the fact that Chinese New Year occurred this year in mid-February, and manufacturing did not resume in full until sometime in March.

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

ITEM 1A.   RISK FACTORS — (Continued)

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell to other customers at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example there was a shift in the mix of product demand, in particular a shift in demand towards VGA products late in the second quarter of fiscal 2007, and as a result our inventories at the end of the second and third quarters were higher than we intended them to be. We are required to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

ITEM 1A.   RISK FACTORS — (Continued)

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

Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2007, one OEM customer accounted for approximately 14.0% of our revenues. In fiscal 2007, two distributors accounted for approximately 15.1% and 12.9% of our revenues In addition, approximately 50% of our revenues have historically come from our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

ITEM 1A.   RISK FACTORS — (Continued)

Changes in accounting rules for stock-based compensation have adversely affected our reported operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.

Since our founding, we have used employee stock options and other stock-based compensation to attract, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” or SFAS No. 123(R). We adopted SFAS No. 123(R) on May 1, 2006 and accordingly, we began to measure compensation costs for all stock-based compensation at fair value and recognize these costs as expenses in our Consolidated Statements of Income. The recognition of these expenses in our Consolidated Statements of Income has had a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize these expenses, our ability to attract, motivate and retain qualified employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets or long-term investments become impaired.

Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill, amortizable intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2007, our net goodwill and amortizable intangible assets totaled approximately $28.0 million and our long term investments totaled approximately $67.3 million.

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

ITEM 1A.   RISK FACTORS — (Continued)

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

ITEM 1A.   RISK FACTORS — (Continued)

We expect that any future acquisitions could include consideration to be paid in cash, shares of our common stock or a combination of cash and our common stock. If and when consideration for a transaction is paid in common stock, it will result in dilution to our existing stockholders.

We may never achieve all of the anticipated benefits from our joint venture with TSMC.

In October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services. In August 2005, we amended and restated our agreement with TSMC in part to enable VisEra to acquire 29.6% of XinTec, a supplier of chip-scale packaging services in which we originally invested in April 2003 and in which we directly hold an approximate four percent interest. In January 2007, we entered into a further amendment to the agreement with TSMC to expand the scope of VisEra’s activities and provide additional funding for the expansion of VisEra.

In January 2006, VisEra acquired certain color filter processing equipment from TSMC and assumed direct responsibility for providing the color filter processing services that had previously been provided by TSMC. We expect that VisEra will be able to provide us with a committed supply of high quality manufacturing services at competitive prices. However, there are significant legal, governmental and relationship risks to developing VisEra, and we cannot ensure that we will receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the existence of VisEra may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services.

We may not achieve all of the anticipated benefits of our alliances with, and strategic investments in, third parties.

We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a chip scale packaging service company, and in June 2003 we made an investment in ImPac, a plastic packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further 29.6% of the issued and outstanding shares of XinTec. In January 2007, TSMC acquired directly a 43.0% interest in XinTec, thus reducing our beneficial ownership in XinTec to 12.4%.

In May 2004, we entered into an agreement with PSC under which we established SOI, a joint venture as a company incorporated under the laws of Taiwan., The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005.

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

As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold a minority interest in two companies from which we purchase certain manufacturing services. Under the applicable provisions of generally accepted accounting principles in the United States of America, we currently consolidate one

ITEM 1A.   RISK FACTORS — (Continued)

of these joint ventures into our consolidated financial statements and results of operations, and record the equity interests that we do not own as minority interests. For the investments that we account for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or other investees could change. Such changes have in the past, and could in the future result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

ITEM 1A.   RISK FACTORS — (Continued)

We have been named as a defendant in certain litigation that could have a material adverse impact on our operating results and financial condition.

We are currently a defendant in ongoing litigation matters as described in Part I, Item 3 — “Legal Proceedings” of this Annual Report. We have reached an agreement in principle to settle the shareholder class action lawsuit pending in the United States District Court for the Northern District of California. We accrued $3.3 million in litigation settlement expenses during the quarter ended October 31, 2006 to reflect our share of the settlement, including unreimbursed defense costs, net of $13.0 million in recoverable insurance proceeds. The parties have executed a Stipulation of Settlement that was filed with the Court in May 2007. Notice of the settlement must be provided to the purported shareholder class and the Court must grant final approval of the settlement. There is no assurance that the settlement will become final. If there is no final settlement of the matters described in Part I, Item 3 — “Legal Proceedings,” and we fail to prevail in such matters, such failure could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition, the results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.

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

A number of factors will affect our future tax rate, and certain of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. For example, the complex rules for accounting for the tax effects of stock-based compensation under SFAS No. 123(R) resulted in an increase in our effective tax rate in the fiscal year ended April 30, 2007. Similarly, we anticipate that there will be greater volatility in our future effective tax rates due to the adoption of FIN 48 in the fiscal year which began on May 1, 2007. In addition, our future effective tax rates could be negatively affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.

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

ITEM 1A.   RISK FACTORS — (Continued)

Our sales through distributors increase the complexity of our business and may reduce our ability to forecast revenues.

During fiscal 2006 and 2007, approximately 31.1% and 40.0%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent higher proportion of our total revenues than they have in the past. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2006 and 2007. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

ITEM 1A.   RISK FACTORS — (Continued)

do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues and product development efforts could be harmed.

We are in the process of upgrading our enterprise resource planning and other management information systems.

As our business grows and becomes more complex, we have to expand and upgrade our enterprise resource planning system and other management information systems which are critical to the operational, accounting and financial functions of our company. We have evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business and have decided to implement a system based on a suite of application software developed by Oracle Corporation.  Implementation of such a system requires significant management attention and resources over an extended period of time and any significant design errors in or delay in the implementation of the system could materially adversely affect our operating results and impact our ability to manage our business.

Our operations may be impaired as a result of disasters, business interruptions or similar events.

Disasters and business interruptions such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees’ and customers’ health could materially and adversely affect our operating results and financial condition. In particular, our Asian operations and most of our third party service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within close proximity of that geographic area could be extremely disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.

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

ITEM 1A.   RISK FACTORS — (Continued)

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through April 30, 2007, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on June 22, 2007 was $17.38 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal offices are located in a leased 43,960 square foot facility in Sunnyvale, California. Our lease on the Sunnyvale facility expires on May 31, 2009 with the right to extend the lease for an additional five years. In December 2005, we leased an additional 48,896 square feet of office space in an adjacent facility in Sunnyvale, California. Our lease on the second Sunnyvale facility expires on June 30, 2009 with the right to extend the lease for an additional five years. In March 2007, we purchased a complex of four buildings in Santa Clara County, California, totaling approximately 207,000 square feet for an aggregate purchase price of approximately $37.5 million. We expect to spend approximately $10.0 million to complete the interior build-out of the buildings and currently expect to occupy two of the four buildings in mid-2008 upon completion of the work.

In January 2007, we entered into a Land-Use-Right Purchase Agreement, or the Purchase Agreement, with the Construction and Transportation Commission of the Pudong New District, Shanghai through our wholly-owned subsidiary, Shanghai OmniVision IC Design Co. Ltd., or SDC. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, we agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, we are obligated to invest a minimum of approximately $30.0 million to develop the land and construct facilities, which amount includes the Purchase Price. Construction of the facilities on the land must commence and be completed during the time period beginning on

ITEM 2.   PROPERTIES — (Continued)

June 30, 2007 and ending on June 30, 2009, subject to an additional one-year extension under limited circumstances. We may use the land solely for the purposes of industrial use and/or scientific research.

In December 2001, our Chinese subsidiary, HWSC, entered into an agreement to lease 447,400 square feet of land in Shanghai, China on which we have built a facility that is currently used for product design and testing and may possibly be used for other activities in the future. This lease agreement expires in December 2051. We believe that our existing or readily available facilities are suitable and adequate for our present purposes.

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

The issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including us, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification is a condition of the settlement, it is unlikely that the current settlement will receive final court approval. In that event, any revised or future settlement would be uncertain. If the litigation proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. On July 29, 2005, the court denied our motion to dismiss the complaint. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. The total amount of the proposed settlement is approximately $13.8 million, of which approximately $0.8 million would be contributed by us and the remainder would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to us. We accrued $3.3 million during fiscal 2007, as our share of the settlement, including unreimbursed defense costs, net of the $13.0 million in recoverable insurance proceeds. The parties have executed a Stipulation of Settlement that was filed with the Court on May 15, 2007. On May 25, 2007, the Court issued an Order preliminarily approving the settlement and providing for notice of the settlement to be provided to the purported shareholder class. The Order also scheduled a hearing on September 7, 2007 to determine whether the proposed settlement is fair, reasonable and adequate to the purported class and should receive final approval by the Court. As a result of the pending settlement, the parties have agreed to stay discovery and other proceedings. We believe that ultimate settlement is probable at the currently estimated amount. There is no assurance that the Court will grant such approval, or that the settlement will become final. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. If the litigation continues, we cannot estimate whether the result of the litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 3.   LEGAL PROCEEDINGS — (Continued)

On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. This derivative action contains allegations that were virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The complaint generally sought unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. We were named solely as a nominal defendant against whom no monetary recovery was sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. On May 15, 2006, the Court sustained our demurrer to the complaint with leave to amend on the grounds that the plaintiff failed to make a pre-litigation demand on our board of directors and fails to sufficiently plead that demand is futile. On October 4, 2006, the Court sustained our demurrer to the amended complaint as well and again granted plaintiff leave to amend. On May 10, 2007, the Court sustained our demurrer contending that plaintiff’s amended complaint failed to allege adequately why no pre-litigation demand had been made on the OmniVision Board of Directors, but granted plaintiff leave to further amend the complaint. Simultaneously, the parties advised the Court that they had reached a settlement in principle. The parties executed a Stipulation of Settlement that was filed with the Court on June 18, 2007. On June 26, 2007, the Court entered an order approving the settlement, pursuant to which we agreed to pay a settlement fee in the amount of $200,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholder votes took place during the fourth quarter of fiscal 2007.

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

	High	Low
Fiscal 2007:
First quarter	$34.49	$17.21
Second quarter	19.20	13.85
Third quarter	18.90	11.00
Fourth quarter	14.93	11.29
Fiscal 2006:
First quarter	$16.29	$13.36
Second quarter	14.95	11.81
Third quarter	25.23	12.81
Fourth quarter	31.02	23.99

On June 22, 2007, the reported last sale price of our common stock on the Nasdaq National Market was $17.38 per share. As of June 22, 2007, there were approximately 74 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of June 22, 2007 was approximately 20,000.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. Other than for the repurchase of our common stock as described below, we currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

Repurchase of Our Common Stock

On June 21, 2005, our board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of our common stock. Repurchases under the open-market program were authorized for a twelve-month period ended June 21, 2006. At the expiration of the program on June 21, 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

On February 27, 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. We did not make any purchases of our common stock in the three months ended April 30, 2007. See the section entitled “Capital Resources” in Item 7 of this Annual Report on Form 10-K for further information on this program.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “Soliciting Material” under the Securities Exchange Act of 1934, as amended, or subject to Regulation 14A or 14C, or to liabilities of Section 18 of the Exchange Act except to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically incorporate this information by reference.

The following is a line graph comparing the cumulative total return to stockholders of our common stock at April 30, 2007 since April 30, 2002, to the cumulative total return over such period of (i) The Nasdaq Stock Market United States Index and (ii) the S&P Semiconductors Index.

	4/02	4/03	4/04	4/05	4/06	4/07

OmniVision Technologies, Inc.	100.00	204.46	376.77	235.35	489.06	227.61
NASDAQ Composite	100.00	84.83	114.47	114.98	142.84	156.41
S&P Semiconductors	100.00	64.61	89.33	81.30	92.28	91.01

*      Assumes that $100.00 was invested on April 30, 2002 in our common stock and in the Nasdaq Stock Market (U.S.) Index and the S&P Semiconductor Index, and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.   SELECTED FINANCIAL DATA

	Year Ended April 30,
	2007(2)	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Income data:
Revenues	$528,143	$491,926	$388,062	$318,123	$108,998
Cost of revenues	372,776	310,250	231,508	194,106	66,904
Gross profit	155,367	181,676	156,554	124,017	42,094
Operating expenses:
Research, development and related	67,570	40,572	25,494	15,568	11,700
Selling, general and administrative	58,674	35,320	29,012	22,387	11,032
Litigation settlement, net of recovery of $13,000	3,300	—	—	—	—
Total operating expenses	129,544	75,892	54,506	37,955	22,732
Income from operations	25,823	105,784	102,048	86,062	19,362
Interest income, net	14,580	8,949	4,218	1,696	802
Other income (expense), net	(1,285)	933	(173)	1,250	—
Income before income taxes and minority interest	39,118	115,666	106,093	89,008	20,164
Provision for income taxes	9,392	23,133	29,706	30,263	4,840
Minority interest	5,753	3,385	—	—	—
Net income	$23,973	$89,148	$76,387	$58,745	$15,324
Net income per share:
Basic (1)	$0.44	$1.64	$1.35	$1.11	$0.34
Diluted (1)	$0.43	$1.56	$1.24	$0.98	$0.31
Shares used in computing net income per share:
Basic (1)	54,706	54,268	56,688	52,856	45,357
Diluted (1)	55,234	56,958	61,566	59,688	50,200

(1)   Amounts have been retroactively restated for a 2-for-1 stock split, which was effective on February 17, 2004.

(2)   On May 1, 2006, we adopted the provisions of SFAS No. 123(R) for recording stock-based compensation.

	April 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$190,878	$240,227	$170,457	$114,653	$39,288
Restricted cash	—	—	—	1,072	—
Working capital	357,027	363,252	342,755	271,919	80,864
Total assets	688,059	577,269	479,833	345,836	117,953
Total current liabilities	158,685	123,008	78,073	45,823	21,410
Non-current portion of long-term debt	27,576	308	—	—	—
Retained earnings (accumulated deficit)	240,084	216,111	126,963	50,576	(8,169)
Total stockholders’ equity	490,456	422,807	390,098	300,013	96,543

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

We design, develop and market high performance, highly integrated and cost efficient semiconductor image sensor devices. Our main products, image-sensing devices which we refer to by the name CameraChip™ image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We believe that our highly integrated image sensors enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost effective and more power efficient than cameras using traditional charge-coupled devices, or CCDs.

The Current Economic and Market Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we divide our marketing efforts into two separate departments. The Mainstream Products marketing department addresses the camera cell phone and digital still camera, or DSC, markets, and the Advanced Products marketing department addresses the security and surveillance, toys and games, personal computers, automotive and medical markets.

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

The overwhelming majority of sales of our products depend on decisions by engineering designers and manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular product requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver on time reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 550 million image sensors, including approximately 250 million in fiscal 2007, which demonstrates the capabilities of our production system, including our sources of offshore fabrication.

We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties.  We outsource the color filter and micro-lens phases of production to a joint venture. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

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

agreement with TSMC to each invest an additional $27 million in VisEra. Separately, TSMC purchased 90.5 million shares from XinTec to expand XinTec’s capacity. In February 2007, we entered into a foundry manufacturing agreement with Powerchip Semiconductor Corporation, or PSC. We currently perform the final testing of the majority of our products ourselves. We are also expanding our testing capacity in China, as well as our overall capability to design more custom products for our customers. As necessary, we will make further investments to ensure that we have sufficient production capacity to meet the demands of our customers as part of our ongoing efforts to lower production costs to offset, at least in part, the continuing pressure we experience on prices.

Since our end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues by geography are based on the country or region in which our customers issue purchase orders to us.

Many of the products using our image sensors, such as camera cell phones, digital still cameras and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close.

We believe that the market opportunity represented by camera cell phones remains very large. We benefited from growth in shipments of image sensors, particularly for camera cell phones in fiscal 2007, driven by increased demand for our VGA, 1.3-megapixel and 2.0-megapixel image sensors.

We also believe that, like the digital still camera market, camera cell phone demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

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

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Accordingly, in order to maintain our gross margins, we and our suppliers have to work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we have to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, our gross margin will decline.

We have migrated the production of our new sensors to the 0.13µ process geometries, which has enabled us to increase the resolution of our image sensors while decreasing overall chip size. We initiated mass production volumes at the end of calendar 2005. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as the unexpected back-end problems that resulted in low yields on two of our products, the first of which arose in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.

Strategy

Our strategic goal is to produce the image sensors of choice for all available end-use markets. The most important elements of our strategy are the following:

Maintain Technology Leadership. We intend to maintain our position as a leader in CMOS image sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the sensor and the signal processor into a single chip, often eliminating the requirement for a separate DSP. As a result, our CameraChip image sensors offer camera device manufacturers advantages in terms of size, power consumption, cost and ease of design. For example, we have successfully migrated full volume production from 0.80µ, 0.60µ, 0.50µ, 0.45µ , 0.25µ and 0.18µ to 0.13μ process geometries, which has enabled us to increase the resolution of our image sensors while decreasing overall chip size. We have announced the latest generation of our OmniPixel technology, our OmniPixel3 architecture, which is based on 0.11μ process geometry and expect to begin volume production in the near future. We are continuing to develop products using still narrower geometries. We have successfully developed sensor technology from 100,000 pixels to 5.17 megapixels, underscoring our ability to deliver a wide range of solutions to address changing market demands. We are committed to continue increasing image quality and to reducing the overall size of the CameraChip image sensor’s array.

Continue to Develop Our Proprietary Technology to Maintain Competitive Advantage. We intend to continue to develop proprietary intellectual property to maintain our competitive advantage. We have developed a variety of proprietary technologies that expand the utility of our CameraChip solutions. For example, we have produced CameraChip image sensors capable of generating useable data in both low light and bright light conditions simultaneously. This high dynamic range, or HDR, technology enables the use of CameraChip image sensors in demanding environments such as in automotive and security applications. Our commitment to enhancing our proprietary technology is also reflected in our acquisition of CDM and its Wavefront Coding technology.

Leverage Expertise Across Multiple Mass-Market Applications. We intend to continue to focus on developing our CameraChip image sensors for multiple mass-market applications. To date we have shipped over 550 million

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

CameraChip image sensors. As camera functionality becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain end-markets to expand into emerging mass-market applications for our CameraChip image sensors. For example, we used the expertise we developed in camera cell phone markets to develop image sensors for laptop PC applications. Other markets and applications we are focusing on include security and surveillance, toys and interactive video game consoles, and the multiple opportunities in automotive and medical applications.

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

Our Solution

We specifically design our highly integrated CameraChip image sensors to be cost effective and to provide high image quality. By integrating a number of distinct functions onto a single CMOS chip, including image capture, image processing, color processing, signal conversion and output of images for either digital or analog equipment, our CameraChip image sensors offer camera device manufacturers a number of benefits, including:

High Image Quality and Resolution. We have developed a number of proprietary methods for enhancing image quality by increasing our CameraChip image sensors’ sensitivity to light and significantly improving their signal to noise ratio. These methods allow us to reduce the size of each individual pixel and thereby increase the number of pixels in a given sensor. The result is a portfolio of several high resolution CameraChip image sensors currently ranging up to a 5.17-megapixel product. In addition, we are able to produce CameraChip image sensors at lower resolutions with smaller pixel arrays, which serves to reduce the overall cost of the CameraChip image sensor and its supporting components, such as lenses.

Lower Cost. The highly integrated design of our CameraChip image sensor enables us to deliver image sensors to our customers at a cost which makes the cameras they are part of less and less expensive.  This cost saving is driven, in large part, by the fact that we have been able to achieve a high level of functionality in a single chip, while at the same time reducing the overall size of the device.  In some cases, our competitors’ solutions requires components or chips to achieve the same level of functionality. Our integrated solution reduces the number of parts subject to failure and thus increases the reliability of our image sensors.

Smaller Size and Lower Power Consumption. Our highly integrated solution enables our customers to develop cameras that are smaller in size and use less power than cameras based on multi-chip solutions. For portable applications such as cell phones, size and power consumption are critical design considerations for device manufacturers. Our CameraChip image sensors integrate the image capture and signal processing circuitry on a single chip, often eliminating the requirement for a separate digital signal processor, or DSP, thus consuming less board space in the device and enabling our customers to reduce the overall size of their products or to integrate additional functions. We believe that the size and power characteristics of our CameraChip image sensors will

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

Streamlined Manufacturing and Production. Our CameraChip image sensors are well suited for production using the relatively simple, low cost and large-scale wafer fabrication processes developed for other semiconductor products that use the CMOS process. We work closely with our foundry partners and with all the other providers of the manufacturing services we require to produce our final products to refine their processes in order to optimize sensor performance and yields.

Ease of Use. Our single chip CMOS design outputs video in industry standard formats directly from the chip. These formats include the National Television System Committee, or NTSC, format and/or the Phase Alternating Line, or PAL, format for analog video. For digital video, our sensors output unprocessed data called RGB and/or a standard signal color encoding system known as YUV. As a result, our CameraChip image sensors can be quickly and easily integrated into products targeted at numerous mass-markets. This is especially important in markets such as in cell phones, PCs and PDAs, where video-imaging expertise has not been fully developed.

Capital Resources

As of April 30, 2007, we had approximately $190.9 million in cash and cash equivalents and approximately $114.4 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock. At the expiration of the program on June 21, 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. See Note 14 – “Treasury Stock” to our consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. Our significant accounting policies are more fully described in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report on Form 10-K. Our estimates reflect the following critical accounting policies:

Revenue Recognition

In general, we sell to our customers on FOB shipping point or FCA terms.

For shipments to customers without agreements that allow for returns or credits, principally OEMs and VARs, we recognize revenue using the “sell-in” method. Under this method, we recognize revenue when title passes to the customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. We provide for future returns of potentially defective products based on historical experience at the time we recognize revenue. For cash consideration given to customers for which we do not receive a separately identifiable benefit or cannot reasonably estimate fair value, we record the amounts as reductions of revenue.

For shipments to distributors under agreements allowing for returns or credits, we recognize revenue using the “sell-through” method under which we defer revenue and related costs of sales until the distributor resells the product to our end-user customer and notifies us in writing of such sale. The amount billed to these distributors, less the cost of inventory shipped to but not yet sold by the distributors, is shown net on the consolidated balance sheets as deferred income. Accounting for revenue on the “sell-through” method requires that we obtain sales and inventory information from our distributors. As part of our internal control process, we observe our distributors’ physical counts of their inventories of our products on a regular basis.

In order to determine whether collection is probable, we assess a number of factors, including our past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured or upon receipt of payment.

In addition, we recognize revenue from the performance of services to a limited number of our customers by our wholly-owned subsidiary, CDM, and, through December 31, 2006, by our then consolidated affiliate, VisEra. We recognize the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. Until December 31, 2006 we recognized VisEra’s service revenue from third-party customers when the production services provided by VisEra were complete and the product was shipped to the customer.

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

allowances for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectibility and may require additional allowances, which would negatively impact our operating results. As of April 30, 2007, our allowance for doubtful accounts represented approximately 1.4% of total accounts receivable.

Allowance for Sales Returns and Warranties

Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate sales returns and allowances, we analyze potential customer specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenues. Because the allowance for sales returns is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with their respective specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance in fiscal 2007 was approximately 0.2% of revenues, and the allowance was approximately 7.6% of total accounts receivable at April 30, 2007.

Excess and Obsolete Inventory and Effect on Gross Margin

We regularly monitor inventory quantities on hand and record allowances for excess and obsolete inventories based primarily on historical usage rates and our forecast of future demand for our products. We record allowances for the cost of inventories when the number of units on hand exceeds the number of units that we forecast will be sold over a certain period of time, generally 12 months. When we recognize the allowance, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of or increase in that newly established cost basis. Because of risk of obsolescence, we will generally provide for the costs of our inventories in excess of our forecast for the applicable period.

In fiscal 2007, 2006 and 2005, from time to time, we sold certain previously reserved products. Even though we have sold some products at a price that was less than our original cost, sales of these products improved our gross margins because the inventory was previously reserved.

We attempt to control our inventory levels so that we do not hold inventories in excess of demand for the succeeding three months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for future periods. If we have inventories in excess of estimated product demand, we will provide an allowance, which could have a material adverse effect on our reported results of operations and financial position. In preparation for new product introductions, we gradually decrease production of established products, while preparing for production of newer products. Given our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we need. It is also difficult to accurately predict the speed of the ramp of new products or the projected life cycles of new products which have continued to shorten in duration. Under these circumstances, it is possible that we could suffer from shortages of certain products and also build inventories in excess of demand for other products.

Stock-Based Compensation Expense

Effective May 1, 2006, we adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchases under our employee stock purchase plan, to be recognized in our financial statements based on their respective grant date fair values. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including our stock price, expected volatility, expected term, risk-free interest rate and expected

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS No. 123(R) to us for determination of the one-time election for purposes of transition. We have elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R).

Upon adoption of SFAS No. 123(R), we also chose to derecognize both the gross deferred tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards.

We have also elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized.  As a result, we will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized.  In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as R&D tax credit, through the income statement.

Valuation of Long-Lived Assets

Although to date, we have not recognized any impairment losses, we assess whether the value of identifiable intangibles and long-lived assets, including property and equipment and prepaid wafer credits, has been impaired annually and whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment evaluations involve management estimates of assets’ useful lives and future cash flows. If such events occur, we would estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows were less than the carrying amount of the asset, we would recognize an impairment loss. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. Factors we consider important that could trigger an impairment review include the following:

•    operating losses;

•    significant negative industry trends;

•    significant underutilization of the assets; and

•    significant changes in how we use the assets or our plans for their use.

Accounting for Income Taxes

As of April 30, 2007, we had recorded a valuation allowance of $2.9 million to offset California R&D tax credit carryovers. We believe that it is more likely than not that we will not realize these carryovers. In the future,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

when the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs. For fiscal 2007, 2006 and 2005, the income tax provision reflected an effective tax rate of 24%, 20% and 28%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where tax rates are lower than the combined federal and state statutory rate.

We expect that our consolidated effective tax rate in fiscal 2008 may be higher than in fiscal 2007 but will continue to be less than the combined federal and state statutory rates. Achieving an effective tax rate in fiscal 2008 that is less than the combined federal and state statutory rates is principally dependent upon the amount of non-deductible stock-based compensation expenses and the proportion and geographic mix of our income.

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

	Fiscal Year Ended April 30,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.6	63.1	59.7
Gross margin	29.4	36.9	40.3
Operating expenses:
Research, development and related	12.8	8.2	6.5
Selling, general and administrative	11.1	7.2	7.5
Litigation settlement, net of recovery of $13,000	0.6	—	—
Total operating expenses	24.5	15.4	14.0
Income from operations	4.9	21.5	26.3
Interest income, net	2.7	1.8	1.1
Other income (expense), net	(0.2)	0.2	—
Income before income taxes and minority interest	7.4	23.5	27.4
Provision for income taxes	1.8	4.7	7.7
Minority interest	1.1	0.7	—
Net income	4.5%	18.1%	19.7%

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products.  Revenues increased 7.4% to approximately $528.1 million in fiscal 2007 from $491.9 million in fiscal 2006. Revenues increased 26.8%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

to $491.9 million in fiscal 2006 from $388.1 million in fiscal 2005. Revenue growth was driven primarily by an increase in unit sales of our image-sensor products, primarily for cell phones, partially offset by a decrease in average selling prices.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to distributors was significantly higher in fiscal 2007 as compared to the prior fiscal year. We expect that revenues from sales through distributors will continue to represent a higher proportion of our total revenues than they have in prior fiscal years. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in each of fiscal 2007, 2006 and 2005:

	Fiscal Year Ended April 30,
	2007	2006	2005

OEMs and VARs	60.0%	68.9%	79.4%
Distributors	40.0	31.1	20.6
Total	100.0%	100.0%	100.0%

OEMs and VARs. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2007 was Foxconn, which accounted for approximately 14.0% of our revenues. The two OEM customers that accounted for 10% or more of our revenues in fiscal 2006 were Lite-On Technology Corporation, or Lite-On, which accounted for approximately 14.6% of our revenues and Sanshin Electronics Co., Ltd., or Sanshin Electronics, which accounted for approximately 11.6% of our revenues. The two OEM customers that accounted for 10% or more of our revenues in fiscal 2005 were Lite-On, which accounted for approximately 19.1% of our revenues and Sanshin Electronics, which accounted for approximately 15.6% of our revenues. For fiscal 2007, 2006 and 2005, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors. The two distributors that accounted for 10% or more of our revenues in fiscal 2007 were World Peace and SiDa Electronics, which accounted for approximately 15.1% and 12.9% of our revenues, respectively. The one distributor that accounted for 10% or more of our revenues in fiscal 2006 and 2005 was World Peace, which accounted for approximately 13.7% and 10.9% of our revenues, respectively. For fiscal 2007, 2006 and 2005, no other distributor accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers in each of fiscal 2007, 2006 and 2005:

	Fiscal Year Ended April 30,
	2007	2006	2005

Domestic sales	1.0%	1.0%	0.8%
Foreign sales	99.0	99.0	99.2
Total	100.0%	100.0%	100.0%

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

Gross Profit

Comparison of Fiscal 2007 and Fiscal 2006

Our gross margin for fiscal 2007 was 29.4% of revenues, down from the 36.9% we reported for fiscal 2006. The principal cause of the year-over-year decline in our gross margin was the decline in our average selling prices and a less favorable product mix, in particular the larger share of lower-margin VGA sensors in our unit and dollar volume as compared to the previous year, which were only partially offset by reductions in our production costs.

During fiscal 2007, we recognized credits of $3.8 million in compensation from suppliers whose product quality in previous periods did not meet our standards. In addition, we recorded approximately $3.7 million in stock-based compensation expense to cost of revenues in fiscal 2007 in accordance with SFAS No. 123(R). We adopted SFAS No. 123(R) effective May 1, 2006 and there was no similar expense in the prior fiscal year. The sale of the products that were affected by the back-end yield issues which arose in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 reduced our gross margin in fiscal 2006 by approximately 400 basis points.

Revenue from sales of previously reserved products in fiscal 2007 was $12.6 million, as compared to $10.1 million in the prior fiscal year. In fiscal 2007, we recorded provisions of $8.2 million to cost of sales for excess and obsolete inventory as compared to $11.5 million in the prior fiscal year.

In fiscal 2006, we consolidated the operating results of SOI. Consolidating SOI reduced our gross margin by approximately 40 and 70 basis points in fiscal 2007 and 2006, respectively; however, because SOI’s operating expense ratio is lower than ours, SOI’s operating income as a percentage of revenue, or operating margins, are comparable to ours and do not have a material impact on our consolidated operating margins.

Comparison of Fiscal 2006 and Fiscal 2005

Our gross margin for fiscal 2006 was 36.9% of revenues, down from the 40.3% we reported for fiscal 2005. The principal cause of the year-over-year decline in our gross margin was a decline in our average selling prices, offset, in part, by a more favorable product mix and by reductions in our production costs.

Revenue from sales of previously reserved products in fiscal 2006 was $10.1 million, as compared to $13.0 million in the prior fiscal year. In fiscal 2006, we recorded an allowance for excess and obsolete inventory totaling $11.5 million to cost of sales as compared to $10.7 million in the prior fiscal year. In fiscal 2005, our gross profit benefited from a $1.4 million reduction in cost of goods sold as the result of the settlement of a dispute related to the late cancellation of an order from one of our customers.

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

Research, Development and Related

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for fiscal 2007, 2006 and 2005 were approximately $67.6 million, $40.6 million and $25.5 million, respectively. As a percentage of revenues, research, development and related expenses for fiscal 2007, 2006 and 2005 represented 12.8%, 8.2% and 6.5%, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Comparison of Fiscal 2007 and Fiscal 2006

The increase in research, development and related expenses of approximately $27.0 million, or 66.5%, in fiscal 2007 as compared to fiscal 2006 resulted primarily from the recognition of $12.5 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $8.5 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $1.9 million increase in software expenses, a $1.3 million increase in non-recurring engineering expenses related to new product development and a $1.0 million increase in amortization expenses of acquired intangible assets. The increase in non-recurring engineering expenses is primarily due to an increase in the number of new designs we released to our foundry partners. We anticipate that our research, development and related expenses will continue to increase as we develop and introduce new products employing our OmniPixel3 and Wavefront Coding technologies and develop other new technologies related to image sensors.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for fiscal 2007, 2006 and 2005 were approximately $58.7 million, $35.3 million and $29.0 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2007, 2006 and 2005 represented 11.1%, 7.2% and 7.5%, respectively.

Comparison of Fiscal 2007 and Fiscal 2006

The increase in selling, general and administrative expenses of approximately $23.4 million, or 66.1%, for fiscal 2007 from fiscal 2006 resulted primarily from the recognition of $13.4 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $5.7 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $1.5 million increase in commissions paid to distributors and manufacturers’ representatives associated with increased revenues, a $1.4 million increase in outside service expenses and a $1.0 million increase in facility expenses, partially offset by a $1.5 million reduction in legal expenses. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, and other management information systems.

Comparison of Fiscal 2006 and Fiscal 2005

The increase in selling, general and administrative expenses of approximately $6.3 million, or 21.7%, for fiscal 2006 from fiscal 2005 resulted primarily from: a $5.5 million increase in salary and payroll-related expenses, a $0.9 million increase in accounting expenses resulting from the work we performed to comply with the requirements of the Sarbanes-Oxley legislation and audit-related expenses due to the increasing size and complexity of our organization, a $0.6 million increase in outside service expenses, a $0.6 million increase in travel expenses, and a $0.5 million increase in our provision for bad debts. These increases were partially offset by a $1.1 million reduction in legal expenses due principally to the absence of the expenses incurred in the prior year for the investigation into, and subsequent restatement of, our financial statements for the first three quarters of fiscal 2004 and a $0.9 million reduction in stock compensation charges.

Litigation Settlement, net of recovery of $13.0 million

We accrued $3.3 million in litigation settlement expenses in fiscal 2007, net of recovery of $13.0 million, to reflect our share of a tentative settlement of a securities class action lawsuit pending in the United States District

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Court for the Northern District of California. The parties have executed a Stipulation of Settlement that was filed with the Court in May 2007. Notice of the settlement must be provided to the purported shareholder class and the Court must approve the settlement in order for it to become final. Litigation settlement expenses for fiscal 2007 represented 0.6% of revenue. See Note 17 – “Commitments and Contingencies” of the Notes to our consolidated financial statements.

Interest Income, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds with maturities from the date of purchase up to 39 years. Interest income, net, for fiscal 2007, 2006 and 2005 was approximately $14.6 million, $8.9 million and $4.2 million, respectively. Interest income, net, increased in fiscal 2007 as compared to fiscal 2006 as a result of both of higher balances in interest-bearing accounts resulting primarily from cash from operations, and by higher interest rates. Interest income, net, increased in fiscal 2006 as compared to fiscal 2005 as a result of higher balances in interest-bearing accounts resulting primarily from cash from operations, and by higher interest rates.

Other Income (Expense), Net

Our portion of the income recorded under the equity method of accounting is included in Other income (expense), net. (See Note 5 – “Long-term Investments” of the Notes to our consolidated financial statements.) Other income (expense), net, for fiscal 2007 was expense of $1.3 million and consisted of approximately $1.7 million representing our portion of the income recorded by XinTec and $225,000 representing our portion of the income recorded by ImPac Technology Co., Ltd., or ImPac. Offsetting these items was a $2.9 million contra-income item, which reflected residual income attributable to the 52.9% interest in VisEra that we do not own. The income was earned through our sale of inventory purchased from VisEra prior to January 1, 2007, the effective date of the deconsolidation. Prior to the deconsolidation, we reported the income attributable to the equity interest that we did not own as part of minority interest expense. In the eight months ended December 31, 2006, we accounted for XinTec under the equity method prior to our reversion to the cost method beginning on January 1, 2007. There was also a $492,000 expense reflecting the change in fair value of an interest rate swap. See Note 9 – “Borrowing Arrangements” of the Notes to our consolidated financial statements.

Other income (expense), net, for fiscal 2006 was income of $0.9 million on a net basis and consisted of $1.3 million as our portion of the income recorded by XinTec which we accounted for in fiscal 2006 using the equity method of accounting, partially offset by other expenses.  Other income (expense), net, for fiscal 2005 was an expense of $0.2 million on a net basis and consisted principally of our portion of the losses recorded by ImPac which we accounted for in fiscal 2005 using the equity method of accounting, partially offset by income recorded by SOI another investee company which we accounted for during fiscal 2005 using the equity method of accounting.

Provision for Income Taxes

We generated approximately $39.1 million, $115.7 million and $106.1 million in income before income taxes and minority interest for fiscal 2007, 2006 and 2005, respectively. We recorded a provision for income taxes for fiscal 2007, 2006 and 2005 of approximately $9.4 million, $23.1 million and $29.7 million, respectively. For fiscal 2007, 2006 and 2005, the effective rates were 24.0%, 20.0% and 28.0%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40% because we earn a substantial portion of our income in jurisdictions where tax rates are lower than in the United States. The higher effective tax rate for fiscal 2007 as compared to fiscal 2006 was principally due to the unfavorable impact of the adoption of SFAS No. 123(R), partially offset by an increase in tax exempt interest income, an increase in the research and development, or R&D, tax credit due to the retroactive extension of the United States R&D tax credit, the release of tax reserves due to expiration of statute of limitations on assessment, and the change in proportion and geographical mix of income. The lower effective tax rate for fiscal 2006 as compared to fiscal 2005 was due to the geographic mix of income between domestic and foreign entities for fiscal 2006. We expect that our consolidated effective tax rate in fiscal 2008 will continue to be less than the combined federal and state statutory rates. The extent to which our effective tax rate in fiscal 2008 is less than the combined federal and state statutory rates is principally contingent upon the amount of non-deductible stock-based compensation and the proportion and geographic mix of

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

our total pre-tax income. We anticipate that there will be greater volatility in our future effective tax rates due to the adoption of FIN 48, See “Recent Accounting Pronouncements” below for further discussion.

Minority Interest

Minority interest for fiscal 2007 and fiscal 2006 was $5.8 million and $3.4 million, respectively. There was no minority interest in fiscal 2005. In fiscal 2007, approximately $267,000 represents the 54.6% interest that we did not own in the net income of SOI and approximately $5.5 million represents the 52.9% interest that we did not own in the net income of VisEra. In fiscal 2006, approximately $1.4 million represents the 51.0% interest that we did not own in the net income of SOI and approximately $2.0 million represents the 54.4% interest that we did not own in the net income of VisEra. There was no minority interest in fiscal 2005.

Liquidity and Capital Resources

Our principal sources of liquidity at April 30, 2007 consisted of cash, cash equivalents and short-term investments of $305.3 million.

Liquidity

Our working capital decreased by approximately $6.3 million to $357.0 million as of April 30, 2007 from $363.3 million as of April 30, 2006. The decrease was primarily attributable to: a $49.3 million decrease in cash and cash equivalents; a $13.8 million increase in the accrual for the settlement of the securities class-action litigation; a $13.5 million increase in accounts payable; a $9.2 million increase in accrued income taxes payable which increased as a consequence of additional provisions in fiscal 2007 and a $2.5 million increase in deferred income. These decreases were partially offset by: a $64.7 million increase in inventories as the result of increases in product demand for the first quarter of fiscal 2008 which required us to accelerate our production schedules in the fourth quarter; a $13.0 million increase in recoverable insurance proceeds associated with the settlement of the securities class-action litigation; $3.8 million decrease in accrued expenses and other current liabilities to support increased levels of operations and a $1.6 million increase in refundable and deferred income taxes.

In March 2007, we purchased a complex of four buildings in Santa Clara, California, or the Santa Clara Property. In connection with the purchase, we entered into a Loan and Security Agreement with a domestic bank on March 16,  2007. The Loan and Security Agreement provides for a term mortgage loan in the principal amount of $27.9 million, or the Mortgage Loan, and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million, or the Term Loan. Borrowings under the Mortgage loan accrue interest at the London Interbank Borrowing Rate, or LIBOR, rate plus 90 basis points. Borrowings under the Term loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and September 30, 2012, respectively.

In order to secure the obligations, on March 16, 2007 we also entered into a Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by us to First American Title Insurance Company for the benefit of the domestic bank and a Stock Pledge Agreement between us and the domestic bank.

The Loan and Security Agreement requires us to comply with certain affirmative covenants including, but not limited to, meeting certain minimum financial standards, as well as certain negative covenants limiting our ability to take certain actions without the prior written consent of the domestic bank including, but not limited to, selling or leasing the Santa Clara Property or merging or consolidating with another entity. In addition, the Loan and Security Agreement provides that upon the occurrence of certain events of default our obligations under the Loan and Security Agreement may become immediately due and payable, or the domestic bank may cease making additional advances under the Term Loan or otherwise extending credit to us under the Loan and Security Agreement. As of April 30, 2007, we were in compliance with the financial covenants of the Loan and Security agreement.

As of April 30, 2007, the entire $27.9 million amount of the Mortgage Loan was outstanding. Of the $27.9 million, $27.4 million and was classified as a long-term obligation on the Consolidated Balance Sheets. At April 30, 2007, the interest rate under the Mortgage Loan was 6.2%. As of April 30, 2007, there were no borrowings

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

outstanding under the Term Loan. See Note 9 – “Borrowing Arrangements” of the Notes to our consolidated financial statements.

Concurrent with the Mortgage Loan, we also entered into an interest rate swap with the bank to help manage interest rate risk. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. We are the fixed rate payer under the swap with a fixed rate of approximately 5.3% per annum, and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. We measure the swap at fair value and record it as either an asset or a liability, depending on whether the fair value is a gain or loss to us.

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at April 30, 2007, there were no borrowings outstanding under these facilities.

Cash Flows From Operating Activities

For fiscal 2007, net cash provided by operating activities totaled approximately $42.5 million as compared to $136.9 million for fiscal 2006. The principal components of the current year amount were: net income of approximately $24.0 million for fiscal 2007, adjusted for non-cash charges of $29.7 million in stock-based compensation, $13.0 million in depreciation and amortization, $5.8 million in the minority interest in the net income of our consolidated affiliate, $3.6 million of gains in equity investments and $1.8 million in excess tax benefits from stock-based compensation; a $16.0 million increase in accrued income taxes payable; a $34.4 million increase in accounts payable and a $10.2 million increase in accrued expenses and other current liabilities. These increases were partially offset by: a $70.1 million increase in inventories; a $19.9 million increase in prepaid expenses and other current assets; a $8.1 million increase in refundable and deferred income taxes and a $75,000 increase in accounts receivable, net. The $75,000 increase in accounts receivable, net, reflects the decline in the level of revenues during the fourth quarter of fiscal 2007, and the increase in days of sales outstanding as of April 30, 2007 to 49 days from 45 days as of April 30, 2006. The $19.9 million increase in prepaid expenses and other current assets principally reflects $13.0 million in recoverable insurance proceeds associated with the settlement of securities class-action litigation. The $10.2 million increase in accrued expenses and other current liabilities resulted from a litigation settlement accrual associated with the settlement of securities class-action litigation. The $70.1 million increase in inventories was principally the result of increases in product demand for the first quarter of fiscal 2008  which required us to accelerate our production schedules in the fourth quarter. The increase in inventory balances resulted in a decline in annualized inventory turns to 3.1 as of April 30, 2007 from 6.1 as of April 30, 2006. Our accrued income taxes payable increased as a consequence of additional provisions in fiscal 2007.

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

Cash Flows From Investing Activities

For fiscal 2007, cash used in investing activities increased to approximately $142.4 million from $16.9 million for fiscal 2006 due primarily to: $82.8 million in purchases of property, plant and equipment; $27.0 million in purchases of long-term investments; $20.6 million resulting from the deconsolidation of VisEra and $11.4 million in net purchases of short-term investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

For fiscal 2006, cash used in investing activities decreased to approximately $16.9 million from $38.3 million for fiscal 2005 due primarily to: $22.7 million in purchases of property, plant and equipment; $12.5 million of in purchases of long-term investments, and $5.5 million in purchases of intangible assets. These uses were partially offset by a $13.8 million in proceeds from the consolidation of VisEra, net of cash payments and $10.0 million in net proceeds from the sales or maturities of short-term investments.

Cash Flows From Financing Activities

For fiscal 2007, net cash provided by financing activities totaled approximately $50.5 million as compared to net cash used in financing activities of $50.9 million for fiscal 2006 primarily due to: $27.9 million in proceeds from long-term borrowings under our Mortgage loan to purchase the Santa Clara Property; $10.5 million principally in a cash contribution to VisEra by TSMC and Dai Nippon Printing Co., Ltd.; $10.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan for fiscal 2007 as compared to $19.2 million for fiscal 2006 and $1.8 million in excess tax benefits from stock-based compensation.

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

Capital Resources

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we expect to generate from business operations, will be sufficient to satisfy our foreseeable capital requirements. Other than normal working capital requirements, we expect our capital requirements in fiscal 2008 to consist primarily of funding at VisEra to expand capacity available to us and to complete the upgrade and expansion of our testing capacity.

We are obligated to pay an additional $10.0 million in cash upon the sale, prior to the end of April 2009, of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at April 30, 2007 and 2006.

In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock. At the expiration of the program on June 21, 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

In February 2007, our board of directors authorized a further $100 million stock repurchase program.  As of April 30, 2007, we had not repurchased any shares under this program.

Our ability to generate cash from operations in the future is subject to substantial risks described above under Item 1A. “Risk Factors.” We encourage you to review these risks carefully.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of April 30, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			Less than			More than
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$14,164		$4,324	$8,369	$1,274	$197
Capital leases	280		146	134	—	—
Mortgage obligation	27,927	(3)	485	1,063	1,203	25,176
Noncancelable orders	100,554		100,554	—	—	—
Total contractual obligations	142,925		105,509	9,566	2,477	25,373

Other Commercial Commitments:
Investment in HWSC	3,000	(1)	3,000	—	—	—
Investment in Shanghai Design Center	22,060	(2)	—	22,060	—	—
Total commercial commitments	25,060		3,000	22,060	—	—
Total contractual obligations and commercial commitments	$167,985		$108,509	$31,626	$2,477	$25,373

(1)           Represents the remaining $3.0 million of registered capital for our subsidiary, HWSC. See Note 17 – “Commitments and Contingencies” to our consolidated financial statements.

(2)           Over the next two years, we expect to invest a total of approximately $30.0 million in our subsidiary, SDC, of which we have already invested $7.5 million. SDC will use the funds to develop land and construct facilities for its use. See Note 17 – “Commitments and Contingencies” to our consolidated financial statements.

(3)           In March 2007, we entered into a mortgage loan with a domestic bank in the amount of $27.9 million. See Note 9 – “Borrowing Arrangements” to our consolidated financial statements.

Other Financial Arrangements

As of April 30, 2007, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50%  likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact FIN 48 will have on our financial position, results of operations or cash flows. Based on our preliminary analysis, we expect a substantial portion of our accrued income taxes payable balance of $61.6 million as of April 30, 2007 to be reclassified in fiscal 2008 as a non-current liability. In addition, the adoption of FIN 48 may result in greater volatility in our future effective tax rates.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands the requisite disclosures for fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather establishes a common definition of fair value to be used throughout generally accepted accounting principles. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. Our adoption of the provisions of SFAS No. 157 is not expected to have a material effect on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the impact SFAS No. 159 may have on our financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.

The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars include certain costs affecting gross profit, selling, general and administrative and research, development and related expenses, which are primarily incurred in China, where the Chinese Yuan Renminbi (“CNY”) is the local currency and Taiwan, where the New Taiwan dollar is the local currency. Since July 2005, the Chinese central bank has benchmarked the CNY against a basket of currencies, and as of April 30, 2007 has allowed the CNY to appreciate by approximately 6.8% against the U.S. dollar.

As of April 30, 2007, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., in the Cayman Islands, OmniVision International Holding, Ltd. and HuaWei Technology International, Ltd., and in China, HWSC and SDC, is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for fiscal 2007, 2006 and 2005 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. We also invest in auction rate securities which have a final maturity date of up to thirty years but whose interest rate is reset principally up to every 35 days, and in variable rate demand notes, which have a final maturity date of up to thirty years but whose interest rate is reset at varying intervals typically between 1 and 7 days. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

During fiscal 2007, we financed the purchase of a four-building complex with an $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate will affect our interest payments. Concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.27%. Consequently, we do not believe that a hypothetical 10% change in LIBOR would have a material effect on our annual interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

We have completed integrated audits of OmniVision Technologies, Inc.’s consolidated financial statements and of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, effective May 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payments.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
June 27, 2007

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$190,878	$240,227
Short-term investments	114,432	114,278
Accounts receivable, net of allowances for doubtful accounts and sales returns	65,666	65,916
Inventories	119,663	54,973
Refundable and deferred income taxes	3,356	1,708
Prepaid expenses and other current assets	8,717	9,158
Recoverable insurance proceeds (Note 17)	13,000	—
Total current assets	515,712	486,260
Property, plant and equipment, net	64,363	38,010
Long-term investments	67,281	18,673
Goodwill	7,541	4,892
Intangibles, net	20,493	26,245
Other long-term assets	12,669	3,189
Total assets	$688,059	$577,269

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,290	$42,770
Accrued expenses and other current liabilities	17,524	21,351
Litigation settlement accrual	13,750	—
Accrued income taxes payable	61,617	52,406
Deferred income	8,873	6,329
Current portion of long-term debt	631	152
Total current liabilities	158,685	123,008

Long-term liabilities:
Non-current portion of long-term debt	27,576	308
Other long-term liabilities	6,998	4,033
Total long-term liabilities	34,574	4,341
Total liabilities	193,259	127,349

Commitments and contingencies (Note 17)

Minority interest	4,344	27,113

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 60,810,998 issued and 54,940,998 outstanding at April 30, 2007 and 59,743,625 shares issued and 53,873,625 outstanding at April 30, 2006, respectively	61	60
Additional paid-in capital	329,012	285,112
Accumulated other comprehensive income	867	1,092
Treasury stock, 5,870,000 shares at April 30, 2007 and 2006	(79,568)	(79,568)
Retained earnings	240,084	216,111
Total stockholders’ equity	490,456	422,807
Total liabilities, minority interest and stockholders’ equity	$688,059	$577,269

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended April 30,
	2007	2006	2005

Revenues	$528,143	$491,926	$388,062
Cost of revenues	372,776	310,250	231,508
Gross profit	155,367	181,676	156,554

Operating expenses:
Research, development and related	67,570	40,572	25,494
Selling, general and administrative	58,674	35,320	29,012
Litigation settlement, net of recovery of $13,000 (Note 17)	3,300	—	—
Total operating expenses	129,544	75,892	54,506

Income from operations	25,823	105,784	102,048
Interest income, net	14,580	8,949	4,218
Other income (expense), net	(1,285)	933	(173)
Income before income taxes and minority interest	39,118	115,666	106,093

Provision for income taxes	9,392	23,133	29,706
Minority interest	5,753	3,385	—
Net income	$23,973	$89,148	$76,387

Net income per share:
Basic	$0.44	$1.64	$1.35
Diluted	$0.43	$1.56	$1.24

Shares used in computing net income per share:
Basic	54,706	54,268	56,688
Diluted	55,234	56,958	61,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

Accumulated
			Additional	Other
Common Stock		Deferred	Paid-in	Comprehensive	Treasury	Retained		Comprehensive
Shares	Amount	Compensation	Capital	Income (Loss)	Stock	Earnings	Total	Income

Balance at May 1, 2004	56,212,119	$56	$(20)	$249,405	$(4)	$—	$50,576	$300,013	$58,741
Exercise of stock options	934,326	1	—	3,835	—	—	—	3,836
Employee stock purchase plan	119,690	—	—	1,564	—	—	—	1,564
Grant of fully-vested options to non-employees.	—	—	—	938	—	—	—	938
Tax benefits from stock options	—	—	—	2,104	—	—	—	2,104
Shares issued for CDM Optics, Inc. acquisition	368,206	1	—	5,256	—	—	—	5,257
Amortization of deferred compensation	—	—	20	—	—	—	—	20
Translation gains	—	—	—	—	1	—	—	1	$1
Unrealized losses on available-for-sale securities, net	—	—	—	—	(22)	—	—	(22)	(22)
Net income	—	—	—	—	—	—	76,387	76,387	76,387
Balance at April 30, 2005	57,634,341	58	—	263,102	(25)	—	126,963	390,098	$76,366
Exercise of stock options	1,992,887	2	—	17,584	—	—	—	17,586
Employee stock purchase plan	116,397	—	—	1,565	—	—	—	1,565
Purchase of stock for treasury	(5,870,000)	—	—	—	—	(79,568)	—	(79,568)
Grant of fully-vested options to non-employees.	—	—	—	6	—	—	—	6
Tax benefits from stock options	—	—	—	2,855	—	—	—	2,855
Translation gains	—	—	—	—	1,142	—	—	1,142	$1,142
Unrealized losses on available-for-sale securities, net	—	—	—	—	(25)	—	—	(25)	(25)
Net income	—	—	—	—	—	—	89,148	89,148	89,148
Balance at April 30, 2006	53,873,625	60	—	285,112	1,092	(79,568)	216,111	422,807	$90,265
Exercise of stock options	858,833	1	—	7,798	—	—	—	7,799
Employee stock purchase plan	206,800	—	—	2,829	—	—	—	2,829
Employee stock-based compensation	—	—	—	29,660	—	—	—	29,660
Tax effect from stock-based compensation	—	—	—	(728)	—	—	—	(728)
Goodwill adjustment for put rights issued to CDM Optics, Inc. selling stockholders	—	—	—	1,894	—	—	—	1,894
Shares issued for CDM Optics, Inc. acquisition	1,740	—	—	34	—	—	—	34
Change-of-interest benefit from minority investments	—	—	—	2,413	—	—	—	2,413	$2,413
Translation losses	—	—	—	—	(220)	—	—	(220)	(220)
Unrealized losses on available-for-sale securities, net	—	—	—	—	(5)	—	—	(5)	(5)
Net income	—	—	—	—	—	—	23,973	23,973	23,973
Balance at April 30, 2007	54,940,998	$61	$—	$329,012	$867	$(79,568)	$240,084	$490,456	$26,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$23,973	$89,148	$76,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,012	10,598	3,037
Change in fair value of interest rate swap	492	—	—
Stock-based compensation	29,660	6	958
Tax effect from stock-based compensation	(728)	2,855	2,104
Minority interest in net income of consolidated affiliates	5,753	3,385	—
Equity investment (gain) loss, net	(3,639)	(847)	149
Affiliate stock grants	179	—	—
Write-down of inventories	8,235	11,544	10,702
Excess tax benefits from stock-based compensation	(1,836)	—	—
Loss on disposal of property, plant and equipment	7	19	96
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(75)	(6,049)	(5,870)
Inventories	(70,131)	(8,130)	(27,076)
Refundable and deferred income taxes	(8,131)	3,709	1,391
Prepaid expenses and other current assets	(19,865)	(6,713)	(161)
Accounts payable	34,375	15,449	(1,939)
Accrued expenses and other current liabilities	10,210	6,577	1,362
Accrued income taxes payable	15,976	19,784	31,019
Deferred income	2,544	846	(3,402)
Deferred tax liabilities	2,498	(5,314)	—
Net cash provided by operating activities	42,509	136,867	88,757
Cash flows from investing activities:
Restricted cash	—	—	1,072
Purchases of short-term investments	(259,208)	(184,372)	(194,533)
Proceeds from sales or maturities of short-term investments	247,838	194,322	171,050
Purchases of property, plant and equipment, net of sales	(82,787)	(22,655)	(1,483)
Payment for acquisition of CDM Optics, Inc., net of cash acquired	—	—	(13,528)
Additional investment made in Silicon Optronics, Inc.	—	—	(2,078)
Consolidation of Silicon Optronics, Inc.	—	—	2,662
Proceeds from consolidation of VisEra, net of cash payments	—	13,792	—
De-consolidation of VisEra	(20,646)	—	—
Purchases of long-term investments	(27,000)	(12,471)	—
Purchases of intangible assets	(548)	(5,500)	(1,460)
Net cash used in investing activities	(142,351)	(16,884)	(38,298)
Cash flows from financing activities:
Proceeds from short-term borrowings of consolidated affiliate	—	3,981	—
Repayment of short-term borrowings of consolidated affiliate	—	(3,981)	—
Proceeds from long-term borrowings	27,927	—	—
Payment of capital lease obligations	(142)	(27)	—
Cash contribution by minority shareholder	10,495	9,500	—
Affiliate cash dividend paid to minority shareholder	(245)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	10,628	19,151	5,400
Payments for repurchases of common stock	—	(79,568)	—
Excess tax benefits from stock-based compensation	1,836	—	—
Net cash provided by (used in) financing activities	50,499	(50,944)	5,400
Effect of exchange rate changes on cash and cash equivalents	(6)	731	(55)
Net (decrease) increase in cash and cash equivalents	(49,349)	69,770	55,804
Cash and cash equivalents at beginning of period	240,227	170,457	114,653
Cash and cash equivalents at end of period	$190,878	$240,227	$170,457
Supplemental cash flow information:
Taxes paid (refunds received),net	$(2,046)	$2,474	$310
Interest paid	$25	$20	$—
Supplemental schedule of non-cash investing and financing activities:
Capital equipment financing obligation	$2,915	$393	$—
Affiliate shares issued to affiliate employees	$459	$—	$—
Change-of-interest benefit from minority shareholder cash contribution	$2,413	$—	$—
Escrow shares issued to CDM selling stockholders	$34	$—	$5,257
Escrow shares to be issued in connection with CDM Optics, Inc. acquisition	$—	$—	$2,095
Capitalized interest and other costs	$278	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2007, 2006 and 2005

Note 1 — Basis of Presentation

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its consolidated affiliate. All significant inter-company accounts and transactions have been eliminated.

In limited circumstances where an unrelated third party invests in the Company’s consolidated subsidiary or affiliate, and the per share value of the investment exceeds the Company’s average per share carrying value in the entity, the Company will record the change-of-interest benefit as “Additional paid-in capital.” If the per share value is less than the Company’s per share carrying value, the Company will assess whether the investment has been impaired.

Consolidation of Affiliates

Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” requires that if an entity is the primary beneficiary of a variable interest entity (“VIE”), the entity should include the assets, liabilities and results of operations of the VIE in its consolidated financial statements. In the quarter ended October 31, 2005, the Company consolidated VisEra Technologies Company, Ltd (“VisEra”) and VisEra Holding Company (“VisEra Cayman”), as the combined VisEra entity was deemed a VIE and the Company considered itself to be the primary beneficiary of VisEra. During the quarter ended January 31, 2007, the Company assumed responsibility for logistics management previously provided by VisEra, and as a result, concluded that it had lost its status as the primary beneficiary in VisEra and VisEra ceased to be a VIE. As a result, the Company deconsolidated VisEra and VisEra Cayman on January 1, 2007, and accounted for the combined VisEra entity under the equity method. (See Note 5.)

Foreign Currency Translation

In general, the functional currencies of the Company’s wholly-owned subsidiaries are their respective local currencies. The functional currency of the Company’s subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., in Shanghai, China, Hua Wei Semiconductors (Shanghai) Co. Ltd. (“HWSC”) and Shanghai OmniVision IC Design Co., Ltd., (“SDC”)  and in the Cayman Islands, OmniVision International Holding, Ltd. and HuaWei Technology International, Ltd., is the U.S. dollar.

Effective May 1, 2006, the functional currency of one of the Company’s affiliates, VisEra, became the U.S. dollar. The change was necessitated by a significant increase in U.S. dollar-based transactions after VisEra’s

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

acquisition of certain color-filter manufacturing assets from Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). The functional currency of Silicon Optronics, Inc., (“SOI”), the only consolidated affiliate of the Company as of April 30, 2007, remains the New Taiwan dollar.

For subsidiaries with local currencies as the functional currencies, the assets and liabilities of the subsidiaries are translated at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries or consolidated affiliates with assets denominated in currencies other than the functional currency, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. Remeasurement gains and losses are included in “Other income (expense), net” and have not been material in any of the periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, government bonds, certificates of deposit and money market funds that are stated at cost, which approximates fair value.

The Company’s cash and cash equivalent amount is subject to concentration of credit risk. The Company maintains some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Restricted Cash

Restricted cash represents cash that was set aside as a result of court proceedings in which the parties stipulated to the filing of a bond that the Company posted with the San Diego County Superior Court. In November 2004, the parties settled the dispute.

Short-Term Investments

The Company’s short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and government debt securities maturing in eighteen months or less from the date of purchase. The Company also invests in auction rate securities which have a final maturity date of up to thirty years but whose interest rate is reset principally up to every 35 days, and in variable rate demand notes, which have a final maturity date of up to thirty years but whose interest rate is reset at varying intervals typically between 1 and 7 days. The market for auction rate securities is highly liquid and the Company has always been able to sell its holdings at par on a reset date. Variable rate demand notes can be readily liquidated at any interest rate reset date either by putting them back to the original issuer or by putting them to a third party remarketer as generally provided in the original prospectus. To date, the Company has always been able to redeem its holdings of these securities in accordance with their terms, and the Company believes that the risk of non-redemption is minimal. Consequently, these securities are available for use in current operations and they are classified as short-term investments.

Short-term investments are reported at fair value at April 30, 2007 and 2006. Unrealized gains or losses are recorded in stockholders’ equity and included in “Accumulated other comprehensive income.” Declines in value judged to be other than temporary, of which there were none in the periods presented, would be recorded in operations at the time such judgment was made.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Allowances for doubtful accounts and sales returns are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, returns and

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

discounts experience, and current economic trends. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company determines its allowance for sales returns through evaluation of historical sales returns and other known factors and provides for estimated sales returns in the same period it records the related revenues. To estimate allowance for sales returns, the Company analyzes potential customer specific product application issues, potential quality and reliability issues and historical returns. The Company evaluates quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in the Company’s consolidated balance sheets. Increases to the allowance are recorded as a reduction to revenues.

Fair Value of Financial Instruments

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and other current liabilities approximate fair value.

The fair value of the Company’s mortgage debt approximates book value as the underlying interest rate is based on a risk adjusted market rate. (See Note 9.)

Related to the mortgage debt, the Company has also entered into an interest rate swap arrangement. For such derivative instrument, the Company will recognize it at the reporting date as either an asset or liability in its consolidated balance sheets and measure the instrument at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the associated hedging designation. For the swap, the Company has not designated it as a hedge and has recorded the change in fair value to “Other income (expense), net.” (See Note 9.)

Property, Plant and Equipment

Property, plant and equipment, including land-use rights, is stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Building/leasehold improvements	Shorter of 20 years or life of lease
Machinery and equipment	3–10 years
Furniture and fixtures	3–7 years
Land-use rights	Life of right, generally 50 years

Construction in progress includes project costs paid to third parties that are clearly associated with the acquisition, development, and construction of a real estate project and are capitalized as a cost of that project prior to the use of the asset. Such costs include the costs of materials, interest, legal, and escrow services. These capitalized project costs are not subject to depreciation until the assets to which they are related are placed into production.

In December 2000, the Company established HWSC, a Chinese subsidiary, to conduct testing operations in China. Subsequently, the Company constructed a manufacturing facility in Shanghai, China, owned by HWSC. This manufacturing facility was placed in service in July 2003. HWSC does not own the land that underlies the facility but holds a “land use right” that was acquired from the local Chinese government in December 2000 for approximately $0.8 million, and entitles the Company to use the land for 50 years. The cost of the land use right was recorded as a component of property, plant and equipment and is being depreciated over 50 years, the useful life of the right.

In addition, in January 2007, the Company, through its wholly-owned subsidiary, SDC, entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai, China, for a period of 50 years. At April 30, 2007, the cost of the land use right was temporarily recorded as “Prepaid expenses and other current assets” pending receipt of the formal Certificate of Ownership.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, and at least annually. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write-down the carrying value of the asset to its estimated fair market value. To date, the Company has not recognized any impairment losses.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market.

The Company records provisions to reduce the carrying value of inventories to their net realizable value when the Company believes that the net realizable value is less than cost. The Company also records allowances for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months. The recording of these allowances establishes new and lower cost basis for specifically identified inventory items. The Company does not restore the cost bases to their original levels despite subsequent changes in facts and circumstances.

Goodwill

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit (the Company has one reporting unit) to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.

Intangible Assets Other than Goodwill

The Company carries intangible assets other than goodwill at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the estimated economic lives of the respective assets, generally two to seven years. The Company reviews identifiable intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount by which the carrying value exceeds the fair value of the asset.

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

For the Years Ended April 30, 2007, 2006 and 2005

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

For shipments to distributors under agreements allowing for returns or credits, the Company recognizes revenue using the “sell-through” method under which the Company defers revenue and the related costs of sale until the distributor resells the product to the Company’s end-user customer and the Company is notified in writing by the distributor of such sale. The amount billed to these distributors less the cost of inventory shipped to but not yet sold by the distributors is shown net on the consolidated balance sheets as deferred income.

In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, CDM Optics, Inc., or CDM, and, through December 31, 2006, by its then consolidated affiliate, VisEra. (See Note 5.) The Company recognizes the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. Until December 31, 2006, the Company recognized VisEra’s service revenue from third party customers when the production services provided by VisEra were complete and the product was shipped to the customer.

Research, Development and Related

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the Company recognizes the costs associated with the internal development of intellectual property rights as expense when incurred. These costs include expenses associated with patent, copyright, trademark and trade secrets.

Advertising

All of the Company’s advertising costs are expensed as incurred.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

Stock-Based Compensation

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires all share-based payments to employees, including grants of employee stock options and employee stock purchases under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), to be recognized in the financial statements based on their respective grant date fair values. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and eliminates the pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In March 2005, the SEC issued SAB No. 107, “Share-Based Payment” (“SAB 107”), which provides guidance regarding the interaction of SFAS No. 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective method. The Company’s consolidated financial statements as of and for the fiscal year ended April 30, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). (See Note 13.)

Under SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite service period of the award. The Company has chosen to recognize stock-based compensation expense using the straight-line attribution method. Black-Scholes requires the use of highly subjective, complex assumptions, including the expected term and the price volatility of the Company’s stock. SFAS No. 123(R) also requires forfeiture rates to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for fiscal 2007 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards,” as of April 30, 2007, the Company elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R).

The Company has also elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized.  As a result, the Company will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.  In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as R&D tax credit, through the income statement.

Upon adoption of SFAS No. 123(R), the Company also chose to derecognize both the deferred tax assets pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards and the offsetting valuation allowance.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

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

Comprehensive Income

Comprehensive income is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for fiscal 2007, 2006 and 2005, was $26.2 million, $90.3 million and $76.4 million, respectively, and included net income, unrealized losses from available-for-sale securities, change-of-interest benefits and translation gains (losses) from foreign subsidiaries.

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

Minority Interest

Minority interest in the Company’s consolidated financial statements results from the accounting for the acquisition of a noncontrolling interest in a consolidated subsidiary or affiliate. Minority interest represents a partially-owned subsidiary’s or consolidated affiliate’s income, losses, and components of other comprehensive income which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests. In fiscal 2007, approximately $267,000 represents the 54.6% interest that the Company did not own in the net income of SOI and approximately $5.5 million represents the 52.9% interest that the Company did not own in the net income of VisEra. In fiscal 2006, approximately $1.4 million represents the 51.0% interest that the Company did not own in the net income of SOI and approximately $2.0 million represents the 54.4% interest that the Company did not own in the net income of VisEra. There was no minority interest in fiscal 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

likely-than-not recognition threshold will be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact FIN 48 will have on its financial position, results of operations or cash flows. Based on its preliminary analysis, the Company expects a substantial portion of its accrued income taxes payable balance of $61.6 million as of April 30, 2007 to be reclassified in fiscal 2008 as a non-current liability. In addition, the adoption of FIN 48 may result in greater volatility in the Company’s future effective tax rates.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact SFAS No. 159 may have on its financial position, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

Note 3 — Short-Term Investments

Available-for-sale securities at April 30, 2007 and 2006 were as follows (in thousands):

	As of April 30, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Certificates of deposit	$3,332	$—	$—	$3,332
U.S. government debt securities with maturities less than one year	3,000	—	—	3,000
U.S. government debt securities with maturities over one year	10,034	—	(12)	10,022
Municipal bonds and notes	70,521	—	(23)	70,498
Commercial paper and bond funds	27,623	—	(43)	27,580
	$114,510	$—	$(78)	$114,432

Contractual maturity dates, less than one year				$20,130
Contractual maturity dates, one year to two years				46,602
Contractual maturity dates, two years to 39 years(1)				47,700
				$114,432

	As of April 30, 2006
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal bonds and notes	$95,445	$—	$(39)	$95,406
Commercial paper	18,900	—	(28)	18,872
	$114,345	$—	$(67)	$114,278

Contractual maturity dates, less than one year				$36,648
Contractual maturity dates, one year to 34 years(1) (2)				77,630
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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

Note 4 — Balance Sheet Accounts (in thousands)

	April 30,
	2007	2006
Cash and cash equivalents:
Cash	$18,274	$8,597
Money market funds and certificates of deposit	89,020	197,030
Commercial paper and government bonds	83,584	34,600
	$190,878	$240,227
Accounts receivable, net:
Accounts receivable	$72,113	$73,412
Less: Allowance for doubtful accounts	(980)	(1,067)
Allowance for sales returns	(5,467)	(6,429)
	$65,666	$65,916
Inventories:
Work in progress	$64,159	$34,310
Finished goods	55,504	20,663
	$119,663	$54,973
Prepaid expenses and other current assets:
Prepaid expenses	$2,967	$2,758
Deposits and other	4,693	4,556
Interest receivable	1,057	1,844
	$8,717	$9,158
Property, plant and equipment, net:
Land(1)	$26,074	$—
Buildings and land use right	7,612	7,163
Buildings/leasehold improvements	4,666	2,702
Machinery and equipment(2)	19,745	34,185
Furniture and fixtures	718	713
Software	2,546	2,280
Construction in progress	17,496	3,248
	78,857	50,291
Less: Accumulated depreciation and amortization	(14,494)	(12,281)
	$64,363	$38,010
Other long-term assets:
Deferred income taxes – noncurrent	$6,869	$179
Prepaid wafer credits	4,000	—
Long-term employee loan receivable	1,000	—
Other long-term assets	800	3,010
	$12,669	$3,189
Accrued expenses and other current liabilities:
Employee compensation	$4,713	$5,301
Third party commissions	1,021	1,876
Acquisition costs	—	2,095
Professional services	1,830	2,494
Noncancelable purchase commitments	906	2,627
Pricing adjustments	4,022	3,968
Other	5,032	2,990
	$17,524	$21,351
Other long-term liabilities:
Deferred tax liabilities	$6,506	$4,033
Other	492	—
	$6,998	$4,033

(1)    The Company acquired four buildings and land in Santa Clara County, California, in March 2007, and allocated $26.1 million of the purchase price to Land. (See Note 9.)

(2)    The deconsolidation of VisEra effective January 1, 2007 reduced machinery and equipment by approximately $53.7 million. (See Note 5.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

Note 5 — Long-Term Investments

Long-term investments as of April 30, 2007 and 2006 consisted of the following (in thousands):

	April 30,
	2007	2006

ImPac	$2,355	$2,130
VisEra	60,265	—
XinTec	4,661	16,543
Total	$67,281	$18,673

ImPac Technology Co., Ltd.

In 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded equity income of $225,000 and $14,000 in “Other income (expense), net” for its portion of the net income in fiscal 2007 and 2006, respectively, recorded by ImPac. For fiscal 2005, the Company recorded an equity loss of $0.6 million in “Other income (expense), net”, as its portion of the net loss of ImPac. (See Note 18.)

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

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. In particular, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million, which commitments may be met or discharged in the form of cash or asset contributions. The Company and TSMC have equal interests in VisEra Cayman. In the quarter ended October 31, 2005, the Company contributed $7.5 million to VisEra Cayman. At a future date yet to be determined, the Company expects to contribute certain of its assets to the joint venture, including technology and plant and equipment currently owned by it or to be purchased with funds for existing commercial commitments. To the extent, if any, that the value of the assets contributed by the Company exceeds the balance of the Company’s commitment, the Company will receive cash from VisEra Cayman.

As a result of the additional investment that the Company and TSMC made in VisEra during the quarter ended October 31, 2005, the Company’s and TSMC’s interest each increased from 25% to 43%, and consequently the Company re-evaluated its accounting for VisEra in accordance with FIN 46(R). The Company concluded that, as a result of its step acquisition of VisEra, and because substantially all of the activities of VisEra either involved or were conducted on behalf of the Company, VisEra was a variable interest entity. Since the Company was the source

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

of virtually all of VisEra’s revenues, the Company had a decisive influence over VisEra’s profitability. In the quarter ended January 2006, the Company increased its interest in VisEra from 43% to 46% through purchases of $9.5 million of unissued shares. Accordingly, the Company considered itself to be the primary beneficiary of VisEra, and included VisEra’s financial results in its consolidated financial statements through December 31, 2006.

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

In May 2006, VisEra purchased certain equipment and intellectual property from Dai Nippon Printing Co., Ltd., or Dai Nippon, for approximately $3.1 million. Dai Nippon also made an investment in VisEra Cayman of approximately $4.3 million. Because the per share value of the Dai Nippon investment exceeded the Company’s average per share carrying value in VisEra Cayman, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to “Additional paid-in capital,” a component of stockholders’ equity. In November 2006, the Company invested another $6.1 million in VisEra.

On January 1, 2007, the Company assumed responsibility for logistics management services previously provided to the Company by VisEra. As a consequence of the change, the Company concluded that, as of the date of the change, it would lose its status as the primary beneficiary of the joint venture, VisEra would cease to be VIE as defined under FIN 46(R), and that, as a result, the Company was required to deconsolidate VisEra. Accordingly, beginning on January 1, 2007, the Company accounted for its investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on the Company’s reported revenue or reported net income for the fiscal year ended April 30, 2007. In April 2007, pursuant to a January 2007 amendment to the Amended VisEra Agreement that provided for an increase in VisEra’s manufacturing capacity, the Company and TSMC each made an additional investment of $27.0 million. This additional investment is part of an ongoing capacity expansion program at VisEra. Through April 30, 2007, the Company has contributed $51.6 million to VisEra and VisEra Cayman.

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

In January 2007, TSMC purchased approximately 90.5 million previously-unissued shares from XinTec. The purchased shares represented approximately a 43.0% ownership interest in XinTec. Because the per share value of the TSMC investment exceeded the Company’s average per share carrying value in XinTec, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to “Additional paid-in capital,” a component of stockholders’ equity. Other existing shareholders, including the Company and the Company’s affiliate, VisEra, did not purchase additional shares. Consequently, the Company’s direct ownership percentage in XinTec declined to approximately 4.4%. VisEra’s ownership interest declined to 16.9%, and the Company’s beneficial ownership percentage in XinTec declined to 12.4%. Consequently, in accordance with APB Opinion No. 18, “The Equity Method of Accounting For Investments in Common Stocks,” (“APB 18”), the Company began to account for XinTec as a cost method investment effective January 1, 2007.

Beginning in the three months ended October 31, 2005 and through December 31, 2006, the Company accounted for its investment in XinTec under the equity method. For fiscal 2007 and 2006, the Company recorded

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

equity income of $1.7 million and $1.3 million, respectively, in “Other income (expense), net.” Prior to October 2005, the Company recorded its investment in XinTec under the cost method.

In August 2006, the Company entered into an Equipment Procurement Agreement (the “Equipment Agreement”) with XinTec. Under the Equipment Agreement, XinTec agreed to provide chip-scale packaging services to the Company, and the Company agreed to procure, through XinTec, up to $50.0 million of certain equipment to be located at XinTec’s facilities for the sole purpose of providing such chip-scale packaging services to the Company. In January 2007, OmniVision and XinTec mutually determined that, as a result of the acquisition by TSMC of a controlling interest in XinTec, it was in each company’s best interest to terminate the Equipment Agreement, and for XinTec to own and operate the capital equipment which, as of January 1, 2007, was in place and operational in the same manner as it operates its existing equipment. Pursuant to the agreement between the Company and XinTec to terminate the Equipment Agreement, XinTec refunded to the Company approximately $32.0 million, representing all funds previously remitted by the Company to XinTec for the purpose of the equipment purchase contemplated by the Equipment Agreement, plus interest accrued thereon. The deposits made to XinTec pursuant to the original Equipment Agreement, and the refund upon the termination of the agreement, are presented in the “Cash flows from investing activities” section of Consolidated Statements of Cash Flows for fiscal 2007.

The following table presents the summary combined financial information of ImPac and VisEra, as derived from the ImPac and VisEra financial statements for the fiscal year ended April 30, 2007, 2006 and 2005 and as of April 30, 2007 and 2006 (in thousands):

	Year Ended April 30,
	2007	2006	2005

Operating data:
Revenues	$179,584	$115,192	$78,570
Gross profit	30,936	10,153	4,215
Income (loss) from operations	21,701	1,979	(110)
Net income (loss)	14,315	2,130	(1,209)

	April 30,
	2007	2006
Balance sheet data:
Current assets	$98,557	$39,178
Long-term assets	94,158	43,657
Current liabilities	49,902	27,112
Long-term liabilities	729	1,118

The summarized financial information for the twelve months ended April 30, 2006 and 2005 was derived from financial statements prepared under Taiwanese generally accepted accounting principles. The differences between United States and Taiwanese generally accepted accounting principles did not materially impact the amounts reflected in the Company’s financial statements.

The amount of consolidated retained earnings that represented undistributed earnings of investees accounted for by the equity method totaled $6.8 million and $298,000 at April 30, 2007 and 2006, respectively.

Note 6 — Consolidated Affiliate

Silicon Optronics, Inc.

In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”), a Taiwan based company that produces memory chips and also provides semiconductor foundry services to fabless companies, to establish a joint venture in Taiwan. The purpose of the joint venture, Silicon Optronics, Inc.,  or SOI, is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005,

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005.

In July 2006, SOI declared a cash dividend of $482,000, of which the Company received $237,000 when the cash dividend was paid in August 2006. SOI also issued in July 2006, shares to its employees with an estimated fair value of $459,000 which caused the Company’s ownership percentage to decline from 49.0% to 46.6%.

In April 2007, SOI became listed on the Taiwan GreTai Securities Market, (“TGSM”). The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused the Company’s ownership percentage to decline to 45.4% as of April 30, 2007. (See Note 18.)

Note 7 — Acquisition of CDM Optics, Inc.

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

Under the terms of the agreement, upon the date of the sale of a predetermined number of revenue-producing products, or April 18, 2007, whichever came earlier, the holders of the approximate 515,000 shares had the right to put the shares to the Company at $19.42 per share; unless, prior to the exercise of the put option, the Company’s common stock closed above a price of $19.42 per share for a period of ten consecutive trading days, in which case the put right would terminate. On December 15, 2005, the Company’s common stock closed above $19.42 for the tenth consecutive day and the put right terminated.  In fiscal 2007, the Company subsequently issued the 147,000 escrow shares to the original shareholders. The escrow shares were puttable back to the Company at a premium and 145,000 shares were put to the Company for cash totaling $2.8 million. The Company is also obligated to pay an additional $10.0 million in cash upon the sale, prior to the end of April 2009, of a pre-determined number of revenue-producing products incorporating CDM’s technology.

CDM and the costs associated with the acquisition are included in the consolidated balance sheets at April 30, 2007 and 2006. CDM’s results of operations have been included in the Company’s consolidated financial statements commencing in fiscal 2006. (See Note 8.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

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

	Fair Value
Purchase consideration:
Cash	$13,000
OmniVision common stock and limited price guarantee	9,246
Acquisition costs	729
Total purchase consideration	$22,975

	Fair Value	Amortization Period
Allocation:
Property, plant and equipment	$97
Core technology	17,800	5 years
Patents	5,800	5 years
Trademarks and tradenames	1,400	5 years
Customer contracts and related relationships	100	3 years
Goodwill	7,541
Current liabilities, net	(416)
Deferred tax liability	(9,347)
Total	$22,975

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

The goodwill is not expected to be deductible for tax purposes. (See Note 8.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of CDM had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below (in thousands, except per share amounts) include pro forma adjustments for amortization of acquired intangibles, of $4.9 million for fiscal 2005:

Year Ended April 30, 2005

Revenues	$390,159
Net income	$72,638
Net income per common share – basic	$1.27
Net income per common share – diluted	$1.17

Note 8 — Intangible Assets and Goodwill

In September 2004, the Company purchased certain intellectual property rights that have been recorded in Other long-term assets. In April 2005, the Company acquired all of the outstanding common stock of privately-held CDM. (See Note 7.) In fiscal 2006, the Company purchased approximately $5.5 million of intangible assets, consisting of a $4.0 million licensing fee in connection with the use of a CMOS patent and a $1.5 million licensing fee paid by VisEra to TSMC in accordance with the provisions of the Amended VisEra Agreement.

Intangible assets as of April 30, 2007 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$7,120	$10,680
Patents and licenses	13,460	4,520	8,940
Trademarks and tradenames	1,400	560	840
Customer relationships	100	67	33
Intangible assets, net	$32,760	$12,267	$20,493

Intangible assets as of April 30, 2006 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$3,560	$14,240
Patents and licenses	11,260	1,865	9,395
Other intangible assets	1,525	102	1,423
Trademarks and tradenames	1,400	280	1,120
Customer relationships	100	33	67
Intangible assets, net	$32,085	$5,840	$26,245

During fiscal 2007 and 2006, the Company recorded $6.8 million and $5.7 million, respectively, in total amortization expense of intangible assets. The total expected future annual amortization of these intangible assets are as follows (in thousands):

Years Ended April 30,
2008	$6,565
2009	6,532
2010	6,386
2011	973
2012	37
Total	$20,493

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

The following table shows the activity recorded to “Goodwill” during fiscal 2007 (in thousands):

Goodwill
Balance at April 30, 2006	$4,892
Increase in goodwill associated with CDM acquisition in fiscal 2005 (1)	2,649
Balance at April 30, 2007	$7,541

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

Note 9 — Borrowing Arrangements

The following table shows the Company’s debt and lease obligations (in thousands):

	April 30,
	2007	2006

Mortgage loan	$27,927	$—
Capital lease obligations	280	460
	28,207	460
Less: amount due within one year	(631)	(152)
Non-current portion of long-term debt	$27,576	$308

At April 30, 2007, aggregate debt maturities were as follows: (in thousands):

Years Ended April 30,	Mortgage Loan	Capital Lease	Total
2008	$485	$146	$631
2009	515	134	649
2010	548	—	548
2011	583	—	583
2012	620	—	620
Thereafter	25,176	—	25,176
Total	$27,927	$280	$28,207

Mortgage Loan

On March 16,  2007, the Company entered into a Loan and Security Agreement with a domestic bank. The Loan and Security Agreement provides for a term mortgage loan in the principal amount of $27.9 million (the “Mortgage Loan”) and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million (the “Term Loan”). Borrowings under the Mortgage loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) rate plus 90 basis points. Borrowings under the Term loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and September 30, 2012, respectively.

In order to secure the obligations and duties of the Company under the Loan and Security Agreement, the Company granted to the bank a security interest in the following assets:

•                      all presently existing and later acquired collateral relating to a complex of four buildings in Santa Clara County, California, totaling approximately 207,000 square feet (collectively, the “Santa Clara Property”), including, but not limited to, goods, equipment, inventory, contract rights, rents, royalties, and financial assets; and

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

•                         sixty-five percent of the issued and outstanding shares of capital stock of OmniVision International Holdings Ltd, a wholly-owned subsidiary of the Company.

The Loan and Security Agreement requires the Company to comply on a periodic basis with certain affirmative covenants including, but not limited to, meeting certain minimum financial standards, as well as certain negative covenants. The Company has the right to repay the Mortgage Loan at any time prior to its maturity.

As of April 30, 2007, the entire $27.9 million amount of the Mortgage Loan was outstanding for purposes of completing the purchase of the Santa Clara Property. At April 30, 2007, the interest rate under the Mortgage Loan was 6.2%. The Company was in compliance with the financial covenants of the Loan and Security agreement as of April 30, 2007.

Concurrent with the Mortgage Loan, the Company also entered into an interest rate swap with the bank to help manage interest rate risk. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap with a fixed rate of 5.27% per annum. The Company measures the swap at fair value and records it as either an asset or a liability, depending on whether the fair value is a net gain or net loss to the Company. As of April 30, 2007, the Company recorded $492,000 in “Other long-term liabilities” and an expense of $492,000 in “Other income (expense), net.”

Line of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at April 30, 2007, there were no borrowings outstanding under these facilities.

Capital Lease Obligations

In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through February 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of April 30, 2007 and 2006, $280,000 and $460,000, respectively, were outstanding under the capital lease. As of April 30, 2007 and 2006, $134,000 and $308,000, respectively, was classified as a long-term obligation.

Note 10 — Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2007	2006	2005

Current:
Federal	$3,680	$13,761	$16,764
State	2	3	1
Foreign	12,167	11,351	11,591
Total current	15,849	25,115	28,356

Deferred:
Federal	(5,916)	(939)	1,879
State	(616)	(914)	(529)
Foreign	75	(129)	—
Total deferred	(6,457)	(1,982)	1,350
Total provision	$9,392	$23,133	$29,706

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

Income before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2007	2006	2005

United States	$(30,282)	$3,375	$19,563
International	69,400	112,291	86,530
Total	$39,118	$115,666	$106,093

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% to pretax income from operations as a result of the following (in thousands):

	Year Ended April 30,
	2007	2006(1)	2005(1)

Statutory federal income tax	$13,692	$40,483	$37,133
State income tax benefit, net of federal tax benefit	(615)	(592)	(343)
Foreign rate differential	(7,111)	(14,846)	(5,426)
Non-deductible stock-based compensation	7,012	(34)	7
Tax credits	(3,140)	(907)	(1,235)
Other	(446)	(971)	(430)
Tax provision	$9,392	$23,133	$29,706

(1)          Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

The components of deferred tax assets (liabilities) included in the consolidated balance sheets are (in thousands):

	April 30,
	2007(1)	2006(2)

Net operating loss carryforwards	$101	$512
Tax credits	4,455	9,528
Reserves	2,277	3,159
Fixed assets	312	499
Stock-based compensation expenses	3,613	—
Accruals and other	1,947	681
Gross deferred tax assets	12,705	14,379
Valuation allowance	(2,876)	(9,264)
Deferred tax assets	9,829	5,115

Intangible assets	(6,110)	(7,261)
Deferred tax liabilities	(6,110)	(7,261)

Net deferred tax assets (liabilities)	$3,719	$(2,146)

(1)          The April 30, 2007 amounts are presented net of the fully reserved stock-based compensation related net operating loss and tax credit deferred tax assets.

(2)          Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

In fiscal 2007, the Company chose to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards due to a change in presentation as a result of the adoption of SFAS No. 123(R). In prior years, such excess tax benefits, with an offsetting valuation allowance, were recorded in the Company’s

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

consolidated balance sheet. As the excess tax benefits were realized, the valuation allowance was released and additional paid-in capital was increased. SFAS No. 123(R) prohibits recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. Accordingly, in fiscal 2007, the Company reversed the deferred tax asset and the offsetting valuation allowance relating to excess tax benefits for stock-based compensation deductions. Such unrecognized deferred tax benefits totaled $7.2 million as of April 30, 2007 and will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable.

Management regularly assess the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. Deferred tax assets in the amount of $2.9 million at April 30, 2007 pertain to California R&D tax credit carryovers. Management believes it is more likely than not that the Company will not realize such deferred tax assets; therefore, a valuation allowance has been established against the deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs.

As of April 30, 2007, the Company has federal and state research and development credits of approximately $1.6 million and $2.9 million, respectively. If not utilized, the federal credits will begin to expire in fiscal 2026 and the state credits will be carried over indefinitely.

The Company has not provided federal, state, and foreign withholding taxes on approximately $155.2 million of undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested.

The Company is subject to income taxes in the United States and numerous foreign tax jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. There are transactions in the ordinary course of the Company’s business where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.”

Note 11 — Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the years ended April 30, 2007, 2006 and 2005, 5,857,125, 2,718,909 and 3,005,800 shares of common stock, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the average trading price of the Company’s common stock as reported on The Nasdaq Stock Market for the periods presented).

The Company’s earnings per share were calculated under the provisions of the Statement of Financial Accounting Standards (or “SFAS”) No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per shares computations based on the consolidated group’s holding of the subsidiary’s securities. In February 2005, SOI issued options exercisable for 1,400,000 shares of its own common stock. Subsequently, in June 2006, SOI issued options exercisable for an additional 700,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

shares of its own common stock. In the calculation of its earnings per share for fiscal 2007 and 2006, the Company included the effect of SOI’s options in its consolidated earnings per share.

The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2007	2006	2005
Basic:
Numerator:
Net income	$23,973	$89,148	$76,387

Denominator:
Weighted average shares	54,706	54,268	56,691
Weighted average unvested common stock subject to repurchase	—	—	(3)
Weighted average common shares for net income per share	54,706	54,268	56,688

Basic net income per share	$0.44	$1.64	$1.35

Diluted:
Numerator:
Net income	$23,973	$89,148	$76,387
Dilutive effect of SOI consolidation	(13)	(47)	—
Net income for diluted computation	$23,960	$89,101	$76,387

Denominator:
Denominator for basic net income per share	54,706	54,268	56,688
Weighted average effect of dilutive securities:
Common stock options	528	2,690	4,875
Unvested common stock subject to repurchase	—	—	3
Weighted average common shares for diluted net income per share	55,234	56,958	61,566

Diluted net income per share	$0.43	$1.56	$1.24

Note 12 — Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2007 and 2006, approximately 54,941,000 and 53,874,000 shares were issued and outstanding, respectively. As of April 30, 2007 and 2006, 5,870,000 shares were held as treasury stock. In addition, as of April 30, 2007, approximately 26,827,000 shares of common stock have been reserved for issuance under the Company’s employee stock option plans, the directors’ stock option plan and employee stock purchase plan.

In connection with the CDM acquisition, the Company issued 515,000 shares of common stock representing $10 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers. In fiscal 2007, the Company subsequently issued the 147,000 escrow shares to the original shareholders. The escrow shares were puttable back to the Company at a premium and 145,000 shares were put to the Company for cash totaling $2.8 million.

In June 2005, the Company’s board of directors authorized management to use up to $100 million of the Company’s available cash in an open-market program to repurchase its common stock. The program expired in June 2006. Under the program, the Company repurchased 5,870,000 shares of its common stock. In February 2007, the Company’s board of directors approved another stock repurchase program that, subject to applicable securities laws, provides for the repurchase of up to $100 million of its outstanding common stock. As of April 30, 2007 and 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock. (See Note 14.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

Note 13 — Employee Stock Purchase and Stock Option Plans

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) was adopted by the board of directors in February 2000 and was approved by the shareholders in March 2000. The 2000 Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2000 Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or four percent of the Company’s outstanding common stock on the last day of the prior fiscal year, or an amount determined by the Company’s board of directors. The offering periods under this plan are the periods of approximately 24 months commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the periods ending twenty-four months later. Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping. The purchase period under the 2000 Purchase Plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The 2000 Purchase Plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of April 30, 2007, 1,868,825 shares had been purchased under the 2000 Purchase Plan.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

Under the 2000 Stock Plan, options to purchase approximately 5,273,000 and 1,871,000 shares of common stock were granted to employees during fiscal 2007 and 2006, respectively. As of April 30, 2007, options to purchase approximately 12,149,000 shares of common stock were outstanding under the 2000 Stock Plan.

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

The following table summarizes stock-based compensation award activity under the 2000 Stock Plan and the 2000 Director Option Plan, and the related weighted average exercise price, for the three fiscal years ended April 30, 2007:

	Options outstanding
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
	(in thousands)	(in thousands)
Balance at May 1, 2004	1,661	7,537	$10.51
Replenished	3,140	—	—
Granted	(3,984)	3,984	19.58
Exercised	—	(934)	4.11
Canceled	841	(841)	16.87
Balance at April 30, 2005	1,658	9,746	14.28
Replenished	3,144	—	—
Granted	(1,931)	1,931	18.22
Exercised	—	(1,993)	8.83
Canceled	721	(721)	15.83
Expired – 1995 Stock Option Plan	(551)	—	—
Balance at April 30, 2006	3,041	8,963	16.22
Replenished	3,135	—	—
Granted	(5,333)	5,333	21.26
Exercised	—	(859)	9.08
Expired or forfeited	900	(900)	20.58
Balance at April 30, 2007	1,743	12,537	$18.54
Vested and expected to vest at April 30, 2007		11,816	$18.36

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

As of April 30, 2007 and 2006, options to purchase 6,126,000 and 4,768,000 shares, respectively, were vested. Information regarding the options outstanding as of April 30, 2007 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0.15 – $14.58	2,221	6.07	$8.85		1,737		$7.70
$14.59 – $16.40	2,317	6.69	16.02		2,078		16.01
$16.41 – $18.00	2,611	9.24	16.89		547		16.90
$18.01 – $25.40	2,809	7.50	23.11		1,651		23.02
$25.41 – $30.05	2,579	9.01	25.83		113		28.06
$ 0.15 – $30.05	12,537	7.77	$18.54	$10,584	6,126	6.74	$15.84	$10,209

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on April 30, 2007 of $13.52 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of April 30, 2007 was 1,598,000.

The total intrinsic value of options exercised during fiscal 2007 was $3.8 million. Total cash received from employees as a result of employee stock option exercises during fiscal 2007 was approximately $7.8 million.

As of April 30, 2007, net of forfeitures, there was $44.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years. For the 2000 Purchase Plan, as of April 30, 2007, there was $1.2 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 1.1 years. The Company’s current practice is to issue new shares to settle share option exercises.

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R) beginning May 1, 2006 and used the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Effective with the adoption of SFAS No. 123(R), stock-based compensation expense is recognized in the Company’s Consolidated Statements of Operations and includes (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of SFAS No. 123(R) on the Company’s consolidated financial statements by award type during fiscal 2007 was as follows (in thousands):

Year Ended
April 30, 2007
Stock-based compensation expense by type of award:
Employee stock options	$28,277
Employee stock purchase plan	1,383
Total stock-based compensation	29,660
Tax effect	3,613
Net effect on net income	$26,047

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

Valuation Assumptions

SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Income. The Company measures the fair value of stock-based compensation awards using Black-Scholes consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted during the years ended April 30, 2007, 2006 and 2005 was $11.37, $9.36 and $14.59, respectively.

The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in fiscal 2007, 2006 and 2005:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2007	2006	2005	2007	2006	2005
Risk-free interest rate	4.9%	4.1%	3.2%	5.0%	4.0%	2.3%
Expected term of options (in years)	4.1	3.5	3.4	0.5	0.5	0.5
Expected volatility	64%	79%	123%	52%	46%	65%
Expected dividend yield	0%	0%	0%	0%	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the years ended April 30, 2007, 2006 and 2005 was $7.41, $3.92 and $4.37, respectively.

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

•               Expected volatility: Upon the adoption of SFAS No. 123(R), the Company determines expected volatility based on an average between the historical volatility of the Company’s common stock and the implied volatility based on the Company’s traded options. Averaging two data sources may provide a better proxy to what market place participants would use to value the Company’s options. Previously, the Company determined expected volatility based on the historical volatility of the Company’s common stock.

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

For the Years Ended April 30, 2007, 2006 and 2005

Periods Prior to Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The pro forma information in the following table illustrates the effect on net income and net income per share for fiscal 2006 and 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Year Ended April 30,
	2006	2005
Net income, as reported	$89,148	$76,387
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	14
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	19,164	24,422
As adjusted net income	$69,984	$51,979

Net income per share – Basic:
As reported	$1.64	$1.35
As adjusted	$1.29	$0.92

Net income per share – Diluted:
As reported	$1.56	$1.24
As adjusted	$1.29	$0.92

Shares used in computing net income per share – Basic:
As reported	54,268	56,688
As adjusted	54,268	56,688

Shares used in computing net income per share – Diluted:
As reported	56,958	61,566
As adjusted	54,268	56,688

Note 14 — Treasury Stock

In June 2005, the Company’s board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company’s common stock. Repurchases under the open-market program were authorized for a twelve-month period that ended on June 21, 2006. As of January 31, 2007 and April 30, 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock under the open-market program for an aggregate cost of approximately $79.6 million.

In February 2007, the Company’s board of directors approved another stock repurchase program that, subject to applicable securities laws, provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations.

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

For the Years Ended April 30, 2007, 2006 and 2005

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

The Company’s products are primarily sold to OEMs, VARs and to distributors. The Company’s sales to significant customers as a percentage of revenues for the fiscal years indicated were as follows:

	Year Ended April 30,
	2007	2006	2005

Percentage of revenues:
Customer A	15.1%	13.7%	10.9%
Customer B	14.0%	*	*
Customer C	12.9%	*	*
Customer D	*	14.6%	19.1%
Customer E	*	11.6%	15.6%

*   Less than ten percent of revenues.

The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer account receivables as a percentage of net accounts receivable for the fiscal years indicated were as follows:

	April 30,
	2007	2006

Percentage of accounts receivable, net:
Customer A	22.7%	20.3%
Customer B	21.1%	*
Customer C	12.0%	16.7%
Customer D	*	17.8%

*   Less than ten percent of accounts receivable, net.

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

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for fiscal years 2007, 2006 and 2005, respectively:

	Year Ended April 30,
	2007	2006	2005

OEMs and VARs	60.0%	68.9%	79.4%
Distributors	40.0	31.1	20.6
Total	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended April 30, 2007, 2006 and 2005

Since the Company’s end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues by geography in the following table are based on the country or region in which the Company’s customers issue to us purchase orders (in thousands):

	Year Ended April 30,
	2007	2006	2005

China(1)	$365,204	$287,702	$206,997
Taiwan	75,999	97,467	72,977
South Korea	35,684	40,037	27,998
Japan	31,387	57,422	69,393
United States	5,141	4,771	3,049
All other	14,728	4,527	7,648
Total	$528,143	$491,926	$388,062

(1)    Prior year data reclassified to combine the results for Hong Kong and China.

The Company’s long-lived assets are located in the following countries (in thousands):

	April 30,
	2007	2006

Taiwan	$71,953	$40,637
China	22,053	17,146
United States	41,896	1,633
All other	542	456
	$136,444	$59,872

Note 17 — Commitments and Contingencies

Commitments

In December 2000, the Company formed HWSC as a subsidiary to conduct testing operations and other processes associated with the manufacturing of the Company’s products in China. The registered capital of HWSC is $30.0 million of which the Company has funded a total of $27.0 million. Under an agreement with the Chinese government, the date by which the remaining registered capital must be funded has been extended to July 17, 2007. The $27.0 million invested through April 30, 2007 was used primarily for payment to building contractors for the construction of facilities and the purchase of equipment.

The Company also maintains a subsidiary in Shanghai, SDC, which provides assistance to the Company in various product design projects. On January 10, 2007, SDC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $30 million to develop the land and construct facilities, which amount includes the Purchase Price. As of April 30, 2007, the Company has already contributed $7.5 million of the $30 million total investment. Construction of the facilities on the land must commence and be completed during the time period beginning on June 30, 2007 and ending on June 30, 2009, subject to an additional one-year extension under limited circumstances. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use SDC’s registered capital to partially fund its commitment to this project.

The Company has various commitments arising from the VisEra Agreement, as amended. In April 2007, the Company contributed an additional $27 million to VisEra, which satisfied its portion of the latest total capital

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2007, 2006 and 2005

commitment to the joint venture, of $112.9 million.  This capital amount was established in the January 2007 amendment to the Amended VisEra Agreement. Through April 30, 2007, the Company has contributed $51.6 million to VisEra and VisEra Cayman. The Company’s future contributions may be made in the form of cash or asset contributions. To the extent, if any, that the value of the assets contributed exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Note 5.)

The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2013. At April 30, 2007, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2008	$4,324
2009	4,910
2010	3,459
2011	640
2012	634
Thereafter	198
Total	$14,165

Rental expenses under all operating leases amounted to approximately $8.0 million, $4.0 million and $2.2 million for the years ended April 30, 2007, 2006 and 2005, respectively.

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

The issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including OmniVision, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification is a condition of the settlement, it is unlikely that the current settlement will receive final court approval. In that event, any revised or future settlement would be uncertain. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

On June 10, 2004, the first of several putative class actions was filed against the Company and certain of its present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased its common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of the Company’s common

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2007, 2006 and 2005

stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. On July 29, 2005, the court denied the Company’s motion to dismiss the complaint. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. The total amount of the proposed settlement is approximately $13.8 million, of which approximately $0.8 million would be contributed by the Company and the remainder would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to the Company. The Company accrued $3.3 million during fiscal 2007, as its share of the settlement, including unreimbursed defense costs, net of the $13.0 million in recoverable insurance proceeds. The parties have executed a Stipulation of Settlement that was filed with the Court on May 15, 2007. On May 25, 2007, the Court issued an Order preliminarily approving the settlement and providing for notice of the settlement to be provided to the purported shareholder class. The Order also scheduled a hearing on September 7, 2007 to determine whether the proposed settlement is fair, reasonable and adequate to the purported class and should receive final approval by the Court. As a result of the pending settlement, the parties have agreed to stay discovery and other proceedings. The Company believes that ultimate settlement is probable at the currently estimated amount. There is no assurance that the Court will grant such approval, or that the settlement will become final. If the settlement does not occur and litigation against it continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. If the litigation continues, the Company cannot estimate whether the result of the litigation would have a material adverse effect on its financial condition, results of operations or cash flows.

On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. This derivative action contains allegations that were virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The complaint generally sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery was sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. On May 15, 2006, the Court sustained the Company’s demurrer to the complaint with leave to amend on the grounds that the plaintiff failed to make a pre-litigation demand on the Company’s board of directors and fails to sufficiently plead that demand is futile. On October 4, 2006, the Court sustained the Company’s demurrer to the complaint as well and again granted plaintiff leave to amend. On May 10, 2007, the Court sustained the Company’s demurrer contending that plaintiff's complaint failed to allege adequately why no pre-litigation demand had been made on the  Company’s Board of Directors, but granted plaintiff leave to further amend the complaint. Simultaneously, the parties advised the Court that they had reached a settlement in principle. The parties executed a Stipulation of Settlement that was filed with the Court on June 18, 2007. On June 26, 2007, the Court entered an order approving the settlement, pursuant to which the Company agreed to pay a settlement fee in the amount of $200,000.

Note 18— Related Party Transactions

In May 2006, the Company consummated a loan agreement with one of its employees. Under the terms of the agreement, which was approved in fiscal 2004, the Company extended to the employee a three-year $1.0 million loan with an imputed interest rate of approximately five percent per annum which matures on May 12, 2009. The loan is secured by a deed of trust.

In the second quarter of fiscal 2006, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to HWSC. The Company compensates ImPac for the services provided in accordance with the Company’s policy regarding related party transactions. The

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2007, 2006 and 2005

Company’s board of directors approved the agreement, which may be cancelled by either party at any time. During the three months ended January 31, 2007, the Company and ImPac agreed to phase out ImPac’s management and support services over the next several months beginning on January 1, 2007. During fiscal 2007 and 2006, the Company paid ImPac approximately $3.5 million and $0.5 million, respectively, as compensation for manufacturing and management support services. There were no such payments in fiscal 2005. In fiscal 2006 and 2005, the Company also received $1.3 million and $1.0 million, respectively, from ImPac for the sale of products to ImPac. In addition, from August 2005 to December 2006, Tsuey-Jiuan Chen, the president of ImPac, has also acted as president of HWSC. From August 2001 to April 2003, Tsuey-Jiuan Chen served on the Company’s board of directors.

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

The Company consolidated VisEra’s operating results from August 1, 2005 to December 31, 2006. For the remainder of the three-year period ended April 30, 2007, the Company accounted for its investment in VisEra under the equity method. For the four-month period ended April 30, 2007, the three-month period ended July 31, 2005, and fiscal year 2005, the Company paid $45.4 million, $18.1 million and $72.5 million, respectively, to VisEra for manufacturing and logistics support services.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended April 30, 2007, 2006 and 2005

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged in with related parties in the ordinary course of business in each of the last three fiscal years (in thousands):

	Year Ended April 30,
	2007	2006	2005
SOI transactions with:
ImPac:
Purchases of manufacturing services	$4,162	$5,700	$3,770
Balance payable at year end	742	447	1,171
PSC:
Purchases of wafers	5,345	6,770	4,334
Rent and other services	51	45	493
Balance payable at year end	244	612	658
VisEra:
Purchases of manufacturing services	—	50	188
Balance payable at year end	—	—	143

VisEra transactions with:
ImPac:
Purchases of manufacturing services	10,913	12,420	6,677
Balance payable at year end	14	1,367	889
TSMC:
Sales to TSMC	2,409	1,195	—
Purchases of manufacturing services	923	21,516	17,681
Rent, utilities and other services	5,544	1,832	856
Balance payable at year end	1,601	2,414	2,230
XinTec:
Sales to XinTec	49	—	—
Purchases of manufacturing services	65,539	32,138	23,214
Balance payable at year end	$11,333	$6,987	$3,513

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

Note 19 — Subsequent Event

In May 2007, the Company, through its wholly-owned subsidiary, OmniVision Trading (Hong Kong) Company Limited, consummated an Investment Agreement with China WLCSP Limited (“WLCSP”) (the “Investment Agreement”) and an Equity Interests Transfer Agreement with WLCSP and Infinity-CSVC Venture Capital Enterprise (“Infinity-CSVC”) (the “Transfer Agreement”), each with an effective date as of April 6, 2007. Pursuant to the Investment Agreement, the Company acquired 2,500,000 units of WLCSP’s equity interests from WLCSP at a per unit price of $2.00 for an aggregate purchase amount of $5,000,000. Under the terms of the Transfer Agreement, the Company purchased from Infinity-CSVC 2,000,000 units of WLCSP’s outstanding equity interests at a price per unit of $2.00 for an aggregate purchase amount of $4,000,000. Following the completion of the two transactions, the Company owns approximately 19.98% of WLCSP’s registered capital on a fully-diluted basis and has appointed a member to WLCSP’s board of directors and a supervisor to monitor the actions of WLCSP’s board of directors and officers.

WLCSP is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services, for which the Company is currently a customer. Following the consummation of the investment transactions described above, the Company anticipates entering into a service agreement with WLCSP.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31, 2006(2)	Oct. 31, 2006(1)(2)	Jan. 31, 2007(2)	April 30, 2007(2)
	(in thousands, except per share data)

Revenues	$136,875	$137,656	$134,381	$119,231
Cost of revenues	87,155	92,101	100,892	92,628
Gross profit	49,720	45,555	33,489	26,603
Net income (loss)	$15,881	$5,415	$4,130	$(1,453)
Net income (loss) per share:
Basic	$0.29	$0.10	$0.08	$(0.03)
Diluted	$0.28	$0.10	$0.07	$(0.03)
Shares used in computing per share amounts:
Basic	54,401	54,620	54,872	54,929
Diluted	56,704	55,624	55,885	54,929

	Three Months Ended
	July 31, 2005	Oct. 31, 2005	Jan. 31, 2006	April 30, 2006
	(in thousands, except per share data)

Revenues	$95,994	$126,820	$137,283	$131,829
Cost of revenues	64,065	80,997	81,922	83,266
Gross profit	31,929	45,823	55,361	48,563
Net income	$14,382	$22,597	$29,636	$22,533
Net income per share:
Basic	$0.25	$0.42	$0.56	$0.42
Diluted	$0.25	$0.41	$0.53	$0.39
Shares used in computing per share amounts:
Basic	57,178	53,807	52,576	53,529
Diluted	58,194	55,486	55,547	57,229

(1)          In the three months ended October 31, 2006, the Company recorded $3.3 million in litigation settlement expenses, net of $13.0 million in recoverable insurance proceeds, to reflect the Company’s share of a tentative settlement of a securities class action lawsuit.

(2)          On May 1, 2006, the Company adopted the provisions of SFAS No. 123(R) for recording share-based compensation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s chief executive officer and its chief financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management, including the Company’s chief executive officer and chief financial officer. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, the Company’s disclosure controls and procedures were effective as of April 30, 2007.

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

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the document entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate. Based on this evaluation, the Company’s management concluded that, as of April 30, 2007 the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Proposal 1 – Election of Directors” and “Corporate Governance” contained in our proxy statement related to our 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. “Business” under the heading “Executive Officers and Directors of the Registrant.”

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is posted on our Internet website. The Internet address for our website is http://www.ovt.com, and the code of ethics may be found on the “Corporate Governance” section of our “Investors” webpage.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Market.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Executive Compensation and Other Matters” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section captioned “Related Party Transactions” contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Report:

1.   Consolidated Financial Statements. Refer to the financial statements filed as a part of this Report under “Item 8—Financial Statements and Supplementary Data.”

2.   Financial Statement Schedules. The following financial schedule is filed as part of this Report under “Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2007, 2006 and 2005.” All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.   Exhibits.

Exhibit Number			Description

+2.1		(8)

Agreement and Plan of Merger by and among the Registrant, Ski-Jump Acquisition Corp, R.C. Mercure, Jr., W. Thomas Cathy, Jr. and Edward Dowski, Jr., CDM Optics, Inc., and R.C. Mercure, Jr., a representative of the CDM security holders

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

*10.10	(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
10.11		(7)	Executive Officer Profit Sharing/Bonus Plan
10.12		(9)	Amended and Restated Shareholders’ Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company and certain other parties
*10.13		(10)	Equipment Procurement Agreement dated as of August 31, 2006, by and between OmniVision Trading (Hong Kong) Co. Ltd. and XinTec Inc.
10.14		(11)	Termination Agreement, dated January 23, 2007, by and between XinTec, Inc. and OmniVision Trading (Hong Kong) Co. Ltd.
10.15		(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006
10.16		(12)	First Amendment to the Amended and Restated Shareholders’ Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. dated December 31, 2006
*10.17			Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007
10.18			Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007
10.19

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20			Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007
10.22	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007
10.23	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007
10.24	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007
10.25	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 99)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)   Incorporated by reference to an exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

(11)   Incorporated by reference to an exhibit filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007.

(12)   Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007.

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2007, 2006 and 2005
(In thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year

Allowance for doubtful accounts receivable:
Fiscal year ended April 30, 2007	$1,067	$179	$266	$980
Fiscal year ended April 30, 2006	$1,237	$(81)	$89	$1,067
Fiscal year ended April 30, 2005	$1,780	$(543)	$—	$1,237

Deferred tax valuation allowance:
Fiscal year ended April 30, 2007	$9,264	$859	$7,247	$2,876
Fiscal year ended April 30, 2006	$1,761	$7,503	$—	$9,264
Fiscal year ended April 30, 2005	$1,260	$501	$—	$1,761

Allowance for sales returns:
Fiscal year ended April 30, 2007	$6,429	$945	$1,907	$5,467
Fiscal year ended April 30, 2006	$5,293	$2,303	$1,167	$6,429
Fiscal year ended April 30, 2005	$3,301	$6,224	$4,232	$5,293

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.

By:	/s/ SHAW HONG
Shaw Hong
President and Chief Executive Officer

Date: June 29, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG	Chief Executive Officer, President	June 29, 2007
Shaw Hong	and Director (Principal Executive
Officer)

/s/ PETER V. LEIGH	Chief Financial Officer	June 29, 2007
Peter V. Leigh	(Principal Financial and
Accounting Officer)

/s/ XINPING HE	Chief Operating Officer and Director	June 29, 2007
Xinping He

/s/ JOSEPH JENG	Director	June 29, 2007
Joseph Jeng

/s/ DWIGHT STEFFENSEN	Director	June 29, 2007
Dwight Steffensen

/s/ ANDREW WANG	Director	June 29, 2007
Andrew Wang

EXHIBIT INDEX

Exhibit Number			Description

+2.1		(8)

Agreement and Plan of Merger by and among the Registrant, Ski-Jump Acquisition Corp, R.C. Mercure, Jr., W. Thomas Cathy, Jr. and Edward Dowski, Jr., CDM Optics, Inc., and R.C. Mercure, Jr., a representative of the CDM security holders

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

*10.10	(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
10.11		(7)	Executive Officer Profit Sharing/Bonus Plan
10.12		(9)	Amended and Restated Shareholders’ Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company and certain other parties
*10.13		(10)	Equipment Procurement Agreement dated as of August 31, 2006, by and between OmniVision Trading (Hong Kong) Co. Ltd. and XinTec Inc.
10.14		(11)	Termination Agreement, dated January 23, 2007, by and between XinTec, Inc. and OmniVision Trading (Hong Kong) Co. Ltd.
10.15		(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006
10.16		(12)	First Amendment to the Amended and Restated Shareholders’ Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. dated December 31, 2006
*10.17			Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007
10.18			Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.19

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party
10.21	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007
10.22	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007
10.23	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007
10.24	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007
10.25	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 99)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)   Incorporated by reference to an exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

(11)   Incorporated by reference to an exhibit filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007.

(12)   Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007.