Form 10-Q
period 2007-07-31
OMNIVISION TECHNOLOGIES INC
filed 2007-09-10
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

At August 31, 2007, 54,738,646 shares of common stock of the registrant were outstanding, exclusive of 6,435,700 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 31, 2007	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$176,936	$190,878
Short-term investments	117,898	114,432
Accounts receivable, net of allowances for doubtful accounts and sales returns	71,803	65,666
Inventories	138,334	119,663
Refundable and deferred income taxes	3,751	3,356
Prepaid expenses and other current assets	4,462	8,717
Recoverable insurance proceeds (Note 15)	13,000	13,000
Total current assets	526,184	515,712

Property, plant and equipment, net	79,305	64,363
Long-term investments	78,661	67,281
Goodwill	7,541	7,541
Intangibles, net	18,856	20,493
Other long-term assets	12,206	12,669
Total assets	$722,753	$688,059

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$85,999	$56,290
Accrued expenses and other current liabilities	15,238	17,524
Litigation settlement accrual	13,000	13,750
Income taxes payable	4,686	61,617
Deferred income	7,225	8,873
Current portion of long-term debt	641	631
Total current liabilities	126,789	158,685

Long-term liabilities:
Long-term income taxes payable	59,758	—
Non-current portion of long-term debt	27,412	27,576
Other long-term liabilities	5,616	6,998
Total long-term liabilities	92,786	34,574
Total liabilities	219,575	193,259

Commitments and contingencies (Note 15)

Minority interest	4,485	4,344

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 61,037 issued and 54,601 outstanding at July 31, 2007 and 60,811 shares issued and 54,941 outstanding at April 30, 2007, respectively	61	61
Additional paid-in capital	338,080	329,012
Accumulated other comprehensive income	982	867
Treasury stock, 6,436 and 5,870 at July 31, 2007 and April 30, 2007, respectively	(89,184)	(79,568)
Retained earnings	248,754	240,084
Total stockholders’ equity	498,693	490,456
Total liabilities, minority interest and stockholders’ equity	$722,753	$688,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended July 31,
	2007	2006
Revenues	$173,134	$136,875
Cost of revenues	132,526	87,155
Gross profit	40,608	49,720

Operating expenses:
Research, development and related	17,426	16,842
Selling, general and administrative	15,165	12,451
Total operating expenses	32,591	29,293

Income from operations	8,017	20,427
Interest income, net	3,361	3,403
Other income, net	260	977
Income before income taxes and minority interest	11,638	24,807

Provision for (benefit from) income taxes	(1,360)	6,624
Minority interest	21	2,302
Net income	$12,977	$15,881

Net income per share:
Basic	$0.24	$0.29
Diluted	$0.23	$0.28

Shares used in computing net income per share:
Basic	54,751	54,401
Diluted	55,294	56,704

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$12,977	$15,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,982	3,788
Change in fair value of interest rate swap	(628)	—
Stock-based compensation	6,152	6,455
Minority interest in net income of consolidated affiliates	21	2,302
Equity investment gain, net	(1,461)	(876)
Affiliate stock grants	56	179
Write-down of inventories	4,690	883
Loss on disposal of property, plant and equipment	—	8
Changes in assets and liabilities:
Accounts receivable, net	(6,133)	(6,117)
Inventories	(24,631)	(14,451)
Refundable and deferred income taxes	582	—
Prepaid expenses and other current assets	4,263	(3,108)
Accounts payable	25,006	7,047
Accrued expenses and other current liabilities	(29)	106
Income taxes payable	(1,482)	6,252
Deferred income	(1,648)	939
Deferred tax liabilities	(890)	(485)
Net cash provided by operating activities	19,827	18,803
Cash flows from investing activities:
Purchases of short-term investments	(11,310)	(58,122)
Proceeds from sales or maturities of short-term investments	7,950	51,528
Purchases of property, plant and equipment, net of sales	(14,659)	(6,137)
Purchases of long-term investments	(9,000)	—
Purchases of intangible assets	—	(548)
Net cash used in investing activities	(27,019)	(13,279)
Cash flows from financing activities:
Repayment of long-term debt	(154)	(39)
Cash contribution by minority shareholder	49	4,290
Proceeds from exercise of stock options and employee stock purchase plan	2,916	6,748
Payments for repurchases of common stock	(9,616)	—
Net cash provided by (used in) financing activities	(6,805)	10,999
Effect of exchange rate changes on cash and cash equivalents	55	(32)
Net (decrease) increase in cash and cash equivalents	(13,942)	16,491
Cash and cash equivalents at beginning of period	190,878	240,227
Cash and cash equivalents at end of period	$176,936	$256,718
Supplemental cash flow information:
Taxes paid, net	$118	$1,580
Interest paid	$5	$7
Supplemental schedule of non-cash investing and financing activities:
Capital equipment financing obligation	$4,687	$44
Affiliate shares issued to affiliate employees	$295	$459
Affiliate cash dividend payable to minority shareholder	$224	$245
Change-of-interest benefit from minority shareholder cash contribution	$—	$1,229
Capitalized interest and other costs	$141	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2007 and April 30, 2007 and for the three months ended July 31, 2007 and 2006 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2007 come from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007 (the “Form 10-K”).

The results of operations for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2008 or any other future period.

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

Change-of-Interest Benefit

Where an unrelated third party invests in one of the Company’s consolidated subsidiaries or affiliates, and the per share value of the investment exceeds the Company’s average per share carrying value in the entity, the Company will record the change-of-interest benefit as “Additional paid-in capital.” If the per share value is less than the Company’s per share carrying value, the Company will assess whether the investment has been impaired.

Foreign Currency Translation

For subsidiaries or consolidated affiliates with local currencies as the functional currencies, the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets denominated in currencies other than the functional currency, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. Remeasurement gains and losses are included in “Other income, net” and have not been material in any of the periods presented.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, government bonds, certificates of deposit and money market funds that are stated at cost, which approximates fair value.

The Company’s cash and cash equivalents amount is subject to concentration of credit risk. The Company maintains some cash and cash equivalent balances with financial institutions that are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market.

The Company records allowances to reduce the carrying value of inventories to their net realizable value when the Company believes that the net realizable value is less than cost. The Company also records allowances for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months. The recording of these allowances establishes a new and lower cost basis for each specifically identified inventory item, and the Company does not restore the cost basis to its original level regardless of any subsequent changes in facts or circumstances.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for the three months ended July 31, 2007 and 2006 was $8.8 million and $16.1 million, respectively, and included net income, unrealized losses from available-for-sale securities, change-of-interest benefits and translation gains (losses) from foreign subsidiaries.

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

In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, CDM Optics, Inc. (“CDM”), and, through December 31, 2006, by its then consolidated affiliate, VisEra Technologies Company, Ltd. (“VisEra”). (See Note 5.) The Company recognizes the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. Until December 31, 2006, the Company recognized VisEra’s service revenue from third party customers when the production services provided by VisEra were complete and the product was shipped to the customer.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

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

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation, (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which the FASB issued in June 2006. See Note 14 for the impact of FIN 48 on the Company’s consolidated financial statements. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption have been accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

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

The Company adopted SFAS No. 123(R) using the modified prospective method. The Company’s consolidated financial statements as of and for the fiscal year ended April 30, 2007 reflect the impact of adopting SFAS No. 123(R). (See Note 11.)

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements’’ (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands the requisite disclosures for fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather establishes a common definition of fair value to be used throughout generally accepted accounting principles. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and the Company is required to adopt it in the first quarter of fiscal 2009. The Company does not expect its adoption of the provisions of SFAS No. 157 to have a material effect on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company does not expect its adoption of the provisions of SFAS No. 157 to have a material effect on its financial condition, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. The Company currently recognizes these non-refundable advanced payments as an expense upon payment. The  Company does not expect its adoption of EITF 07-3 to have a significant impact on its financial condition, results of operations or cash flows.

Note 3 — Short-Term Investments

Available-for-sale securities at July 31, 2007 and April 30, 2007 were as follows (in thousands):

	As of July 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,411	$3	$—	$6,414
U.S. government debt securities with maturities less than one year	3,000	—	(1)	2,999
U.S. government debt securities with maturities over one year	10,022	—	(13)	10,009
Municipal bonds and notes	62,988	—	(13)	62,975
Commercial paper and bond funds	35,558	—	(57)	35,501
	$117,979	$3	$(84)	$117,898
Contractual maturity dates, less than one year				$25,248
Contractual maturity dates, one year to two years				49,650
Contractual maturity dates, two years to 39 years(1)				43,000
				$117,898

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

	As of April 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,332	$—	$—	$3,332
U.S. government debt securities with maturities less than one year	3,000	—	—	3,000
U.S. government debt securities with maturities over one year	10,034	—	(12)	10,022
Municipal bonds and notes	70,521	—	(23)	70,498
Commercial paper and bond funds	27,623	—	(43)	27,580
	$114,510	$—	$(78)	$114,432
Contractual maturity dates, less than one year				$20,130
Contractual maturity dates, one year to two years				46,602
Contractual maturity dates, two years to 39 years(1)				47,700
				$114,432

(1)             Represents auction rate securities with a final maturity of up to 39 years and an interest rate reset no less frequent than every 35 days.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

Note 4 — Balance Sheet Accounts (in thousands)

	July 31, 2007	April 30, 2007
Cash and cash equivalents:
Cash	$58,457	$18,274
Money market funds and certificates of deposit	35,684	89,020
Commercial paper and government bonds	82,795	83,584
	$176,936	$190,878
Accounts receivable, net:
Accounts receivable	$77,315	$72,113
Less:Allowance for doubtful accounts	(1,159)	(980)
Allowance for sales returns	(4,353)	(5,467)
	$71,803	$65,666
Inventories:
Work in progress	$81,044	$64,159
Finished goods	57,290	55,504
	$138,334	$119,663
Prepaid expenses and other current assets:
Prepaid expenses	$3,433	$2,967
Deposits and other	81	4,693
Interest receivable	948	1,057
	$4,462	$8,717
Property, plant and equipment, net:
Land	$26,074	$26,074
Buildings and land use right	13,061	7,612
Buildings/leasehold improvements	5,117	4,666
Machinery and equipment	33,364	19,745
Furniture and fixtures	724	718
Software	2,680	2,546
Construction in progress	13,928	17,496
	94,948	78,857
Less: Accumulated depreciation and amortization	(15,643)	(14,494)
	$79,305	$64,363
Other long-term assets:
Deferred income taxes — noncurrent	$6,268	$6,869
Prepaid wafer credits	4,000	4,000
Long-term employee loan receivable	1,000	1,000
Other long-term assets	938	800
	$12,206	$12,669
Accrued expenses and other current liabilities:
Employee compensation	$5,644	$4,713
Third party commissions	795	1,021
Professional services	1,903	1,830
Noncancelable purchase commitments	1,056	906
Pricing adjustments	3,698	4,022
Other	2,142	5,032
	$15,238	$17,524
Other long-term liabilities:
Deferred tax liabilities	$5,616	$6,506
Other	—	492
	$5,616	$6,998

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of July 31, 2007 and April 30, 2007 consisted of the following (in thousands):

	July 31, 2007	April 30, 2007
ImPac	$2,246	$2,355
VisEra	63,105	60,265
WLCSP	8,649	—
XinTec	4,661	4,661
Total	$78,661	$67,281

ImPac Technology Co., Ltd.

In 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded an equity loss of $109,000 in “Other income, net,” for its portion of the net loss recorded by ImPac in the three months ended July 31, 2007 and income of $123,000 as its portion of the net income of ImPac in the three months ended July 31, 2006. (See Note 16.)

VisEra Technologies Company, Ltd.

In August 2005, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended VisEra Agreement”) with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), VisEra, and VisEra Holding Company (“VisEra Cayman”). The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement (the “VisEra Agreement”) that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to complementary metal oxide semiconductor, or CMOS, image sensors. In November 2003, pursuant to the terms of the original Shareholders’ Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands and VisEra became a subsidiary of VisEra Cayman.

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the original Shareholders’ Agreement. The Company and TSMC have equal interests in VisEra Cayman. In the quarter ended October 31, 2005, the Company contributed $7.5 million to VisEra and VisEra Cayman.

As a result of the additional investment that the Company and TSMC made in VisEra during the quarter ended October 31, 2005, the Company’s and TSMC’s interest each increased from 25% to 43%, and consequently the Company re-evaluated its accounting for VisEra in accordance with FIN 46(R), “Consolidation of Variable Interest Entities.” The Company concluded that, as a result of its step acquisition of VisEra, and because substantially all of the activities of VisEra either involved or were conducted on behalf of the Company, VisEra was a variable interest entity. Since the Company was the source of virtually all of VisEra’s revenues, the Company had a decisive influence over VisEra’s profitability. In the quarter ended January 2006, the Company increased its interest in VisEra from 43% to 46% through purchases of $9.5 million of unissued shares. Accordingly, the Company considered itself to be the primary beneficiary of VisEra, and included VisEra’s financial results in its consolidated financial statements through December 31, 2006.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

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

On January 1, 2007, the Company assumed responsibility for logistics management services previously provided to the Company by VisEra. As a consequence of the change, the Company concluded that, as of the date of the change, it would lose its status as the primary beneficiary of the joint venture, VisEra would cease to be VIE as defined under FIN 46(R) and, as a result, the Company deconsolidated VisEra. Accordingly, beginning on January 1, 2007, the Company accounted for its investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on the Company’s reported revenue or reported net income for the fiscal year ended April 30, 2007. In April 2007, pursuant to a January 2007 amendment to the Amended VisEra Agreement that provided for an increase in VisEra’s manufacturing capacity, the Company and TSMC each made an additional investment of $27.0 million in VisEra. This additional investment is part of an ongoing capacity expansion program at VisEra. As of July 31, 2007, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through July 31, 2007, the Company has contributed $51.6 million to VisEra and VisEra Cayman.

All other material terms of the Amended VisEra Agreement remain in effect. (See Note 16.)

China WLCSP Limited

In May 2007, the Company, through its wholly-owned subsidiary, OmniVision Trading (Hong Kong) Company Limited, consummated an Investment Agreement with China WLCSP Limited (“WLCSP”) (the “Investment Agreement”) and an Equity Interests Transfer Agreement with WLCSP and Infinity-CSVC Venture Capital Enterprise (“Infinity-CSVC”) (the “Transfer Agreement”), each with an effective date of April 6, 2007. WLCSP is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services, for which the Company is currently a customer. Pursuant to the Investment Agreement, the Company acquired 2,500,000 units of WLCSP’s equity interests from WLCSP at a per unit price of $2.00 for an aggregate purchase amount of $5.0 million. Under the terms of the Transfer Agreement, the Company purchased from Infinity-CSVC 2,000,000 units of WLCSP’s outstanding equity interests at a price per unit of $2.00 for an aggregate purchase amount of $4.0 million. Following the completion of the two transactions, the Company owns approximately 19.98% of WLCSP’s registered capital on a fully-diluted basis and has appointed a member to WLCSP’s board of directors and a supervisor to monitor the actions of WLCSP’s board of directors and officers.

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this difference, $4.1 million represents equity method goodwill which the Company will not amortize, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The Company will amortize the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP,  over an average life of approximately three years.

The Company accounts for its investment in WLCSP under the equity method and, in the three months ended July 31, 2007, recorded an equity loss of $351,000 in “Other income, net,” consisting of an equity method investment adjustment partially offset by its portion of the net income recorded by WLCSP during the period.

XinTec, Inc.

Between October 2005 and March 2006, pursuant to the terms of the Amended VisEra Agreement (as defined above), VisEra Cayman completed the acquisition of approximately 29.6% of the issued and outstanding shares of XinTec, Inc. (“XinTec”), a Taiwan-based supplier of chip-scale packaging services, in which the Company already held

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

an approximate 7.8% interest. Since VisEra was a consolidated entity at the time, the Company’s beneficial interest in XinTec increased to more than 20%. Consequently, beginning in the three months ended October 31, 2005 and through December 31, 2006, the Company accounted for its investment in XinTec under the equity method.

In January 2007, TSMC purchased approximately 90.5 million previously-unissued shares from XinTec. The purchased shares represented approximately a 43.0% ownership interest in XinTec. Other existing shareholders, including the Company and the Company’s affiliate, VisEra, did not purchase additional shares. Consequently, the Company’s direct ownership percentage in XinTec declined to approximately 4.4%. VisEra’s ownership interest declined to 16.9%, and the Company’s beneficial ownership percentage in XinTec declined to 12.4%. Consequently, in accordance with APB 18, the Company began to account for XinTec as a cost method investment effective January 1, 2007. In addition, because the per share value of the TSMC investment exceeded the Company’s average per share carrying value in XinTec, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to “Additional paid-in capital,” a component of stockholders’ equity. For the three months ended July 31, 2006, the Company recorded equity income of $0.8 million in “Other income, net,” for its portion of the net income recorded by XinTec.

The following table presents the summary combined financial information of ImPac, VisEra and WLCSP as derived from the ImPac, VisEra and WLCSP financial statements for the three months ended July 31, 2007 and 2006 (in thousands):

	Three Months Ended
	July 31, 2007	July 31, 2006
Operating data:
Revenues	$41,812	$42,971
Gross profit	7,281	7,038
Income from operations	4,335	5,367
Net income	$1,655	$3,190

The summarized financial information for the three months ended July 31, 2007 and 2006 was derived from financial statements prepared under accounting principles generally accepted in the United States of America.

The amount of consolidated retained earnings that represented undistributed earnings of investees accounted for by the equity method totaled $7.1 million and $6.8 million at July 31, 2007 and April 30, 2007, respectively.

Note 6 — Consolidated Affiliate — Silicon Optronics, Inc.

In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”), a Taiwan based company that produces memory chips and also provides semiconductor foundry services, to establish a joint venture in Taiwan. The purpose of the joint venture, Silicon Optronics, Inc. (“SOI”), is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005.

In July 2006, SOI declared a cash dividend of $482,000, of which the Company received $237,000. In July 2006, SOI also issued shares to its employees with an estimated fair value of $459,000 which caused the Company’s ownership percentage to decline from 49.0% to 46.6%.

In April 2007, SOI became listed on the Taiwan GreTai Securities Market, (“TGSM”). The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused the Company’s ownership percentage to decline to 45.0% as of July 31, 2007. In June 2007, SOI declared a cash dividend of $409,000. (See Note 16.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

Note 7 — Intangible Assets and Goodwill

Intangible assets as of July 31, 2007 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$8,010	$9,790
Patents and licenses	13,490	5,218	8,272
Trademarks and tradenames	1,400	630	770
Customer relationships	100	76	24
Intangible assets, net	$32,790	$13,934	$18,856

Intangible assets as of April 30, 2007 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$7,120	$10,680
Patents and licenses	13,460	4,520	8,940
Trademarks and tradenames	1,400	560	840
Customer relationships	100	67	33
Intangible assets, net	$32,760	$12,267	$20,493

During the three months ended July 31, 2007 and 2006, the Company recorded $1.6 million and $1.7 million, respectively, in total amortization expense of intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2008	$4,928
2009	6,532
2010	6,386
2011	973
2012	37
Total	$18,856

Note 8 — Borrowing Arrangements

The following table shows the Company’s debt and lease obligations (in thousands):

	July 31, 2007	April 30, 2007

Mortgage loan	$27,809	$27,927
Capital lease obligations	244	280
	28,053	28,207
Less: amount due within one year	(641)	(631)
Non-current portion of long-term debt	$27,412	$27,576

At July 31, 2007, aggregate debt maturities were as follows: (in thousands):

Years Ending April 30,	Mortgage Loan	Capital Lease	Total
2008	$367	$110	$477
2009	515	134	649
2010	548	—	548
2011	583	—	583
2012	620	—	620
Thereafter	25,176	—	25,176
Total	$27,809	$244	$28,053

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

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

As of July 31, 2007, $27.8 million was outstanding under the Mortgage Loan. At July 31, 2007, the interest rate under the Mortgage Loan was 6.2%. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of July 31, 2007.

In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.27% per annum. The Company measures the swap at fair value and records it as either an asset or a liability, depending on whether the fair value represents a net gain or net loss. As of July 31, 2007, the Company recorded $136,000 in “Other long-term assets” and, for the three months ended July 31, 2007, income of $0.6 million in “Other income, net.”

Lines of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at July 31, 2007, there were no borrowings outstanding under these facilities.

Capital Lease Obligations

In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through February 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of July 31, 2007, $244,000 was outstanding under the capital lease. As of July 31, 2007, $95,000 was classified as a long-term obligation.

Note 9 — Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three months ended July 31, 2007 and 2006, 7,793,000 and 3,350,000  shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the average trading price of the Company’s common stock as reported on The Nasdaq Stock Market for the periods presented).

The Company’s earnings per share were calculated under the provisions of the Statement of Financial Accounting Standards (or “SFAS”) No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. In February 2005, SOI issued options exercisable for 1,400,000 shares of its own common stock. Subsequently, in June 2006, SOI issued options exercisable for an additional 700,000 shares of its own common stock. In the calculation of its earnings per share for the three months ended July 31, 2007 and 2006, the Company included the effect of SOI’s options in its consolidated earnings per share.

The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended July 31,
	2007	2006
Basic:
Numerator:
Net income	$12,977	$15,881

Denominator:
Weighted average common shares for net income per share	54,751	54,401

Basic net income per share	$0.24	$0.29

Diluted:
Numerator:
Net income	$12,977	$15,881
Dilutive effect of SOI consolidation	—	(1)
Net income for diluted computation	$12,977	$15,880

Denominator:
Denominator for basic net income per share	54,751	54,401
Weighted average effect of dilutive securities:
Common stock options	543	2,303
Weighted average common shares for diluted net income per share	55,294	56,704

Diluted net income per share	$0.23	$0.28

Note 10 — Segment and Geographic Information

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three months ended July 31, 2007 and 2006:

	Three Months Ended July 31,
	2007	2006
OEMs and VARs	64.5%	68.1%
Distributors	35.5	31.9
Total	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

Since the Company’s end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues by geography in the following table are based on the country or region in which the Company’s customers issue their purchase orders (in thousands):

	Three Months Ended July 31,
	2007	2006
China(1)	$152,910	$76,074
Taiwan	11,095	27,970
Japan	2,561	13,088
United States	1,392	2,493
South Korea	844	14,242
All other	4,332	3,008
Total	$173,134	$136,875

(1)    Prior year data reclassified to combine the results for Hong Kong and China.

The Company’s long-lived assets are located in the following countries (in thousands):

	July 31, 2007	April 30, 2007
Taiwan	$74,891	$71,953
United States	44,256	41,896
China	43,275	22,053
All other	482	542
Total	$162,904	$136,444

Note 11 — Employee Stock Purchase and Stock Option Plans

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 2000 Stock Plan and the 2000 Director Option Plan, and the related weighted average exercise price, for the three months ended July 31, 2007:

		Options outstanding
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
	(in thousands)	(in thousands)
Balance at May 1, 2007	1,743	12,537	$18.54
Replenished	3,137	—	—
Granted	(2,527)	2,527	14.93
Exercised	—	(90)	11.82
Expired or forfeited	257	(257)	20.09
Balance at July 31, 2007	2,610	14,717	17.93
Vested and expected to vest at July 31, 2007		14,213	$17.89

As of July 31, 2007 and April 30, 2007, options to purchase 7,238,000 and 6,126,000 shares, respectively, were vested.

The total intrinsic value of options exercised during the three months ended July 31, 2007 and 2006 was $485,000 and $4.6 million, respectively. Total cash received from employees as a result of employee stock option exercises during the three months ended July 31, 2007 and 2006 was approximately $1.1 million and $5.4 million, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

As of July 31, 2007, net of forfeitures, there was $59.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. For the 2000 Purchase Plan, as of July 31, 2007, there was $3.0 million of unrecognized compensation expense which is expected to be recognized over a weighted average period of 1.2 years. The Company’s current practice is to issue new shares to settle share option exercises. As of April 30, 2007, net of forfeitures, there was $44.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years. For the 2000 Purchase Plan, as of April 30, 2007, there was $1.2 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 1.1 years. The Company’s current practice is to issue new shares to settle share option exercises.

Valuation Assumptions

SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statements of Income. The Company measures the fair value of stock-based compensation awards using Black-Scholes consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107. Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted was $6.81 and $13.93 during the three months ended July 31, 2007 and 2006, respectively.

The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three months ended July 31, 2007 and 2006:

	Employee Stock Option Plans
	Three Months Ended July 31,
	2007	2006
Risk-free interest rate	4.84%	5.05%
Expected term of options (in years)	4.0	4.0
Expected volatility	52.0%	66.8%
Expected dividend yield	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three months ended July 31, 2007 and 2006 was $5.65 and $8.13, respectively.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended July 31,
	2007	2006
Risk-free interest rate	5.04%	5.11%
Expected term of options (in years)	0.5	0.5
Expected volatility	48.3%	57.2%
Expected dividend yield	0%	0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

The definitions of the terms used to determine the above values are as follows:

•                  Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical experience.

•                  Risk-free interest rate: The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock-based awards.

•                  Expected volatility: Upon the adoption of SFAS No. 123(R), the Company determined expected volatility based on an average between the historical volatility of the Company’s common stock and the implied volatility based on the Company’s traded options. Averaging two data sources may provide a better proxy to what market place participants would use to value the Company’s options. Previously, the Company determined expected volatility based on the historical volatility of the Company’s common stock.

•                  Dividend yield: The dividend yield assumption reflects the Company’s intention not to pay a cash dividend under its dividend policy.

•                  Estimated pre-vesting forfeitures: When estimating pre-vesting forfeitures, the Company considers forfeiture behavior based on actual historical information.

Note 12 — Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the three months ended July 31, 2007 (in thousands):

Additional Paid-in Capital
Balance at May 1, 2007	$329,012
Exercise of stock options	1,072
Employee stock purchase plan	1,844
Compensation related to stock options granted	6,152
Balance at July 31, 2007	$338,080

Note 13 — Treasury Stock

In June 2005, the Company’s board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company’s common stock. At the time that the program expired in June 2006, and at April 30, 2007, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.

In February 2007, the Company’s board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as it deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of July 31, 2007, the Company had cumulatively repurchased 566,000 shares of its common stock under the open-market program for an aggregate cost of approximately $9.6 million.

Note 14 — Income Taxes

The Company adopted the provisions of FIN 48 on May 1, 2007. As a result of the adoption of FIN 48, the Company increased its net unrecognized tax benefits by $4.3 million, and accounted for the increase as a cumulative effect of a change in accounting principle by reducing retained earnings by $4.3 million. The Company also recorded a $2.7 million increase in its liability for net unrecognized tax benefits, a $1.3 million decrease in deferred tax assets and a $0.3 million decrease in other receivables. The total amount of gross unrecognized tax benefits as of the date of adoption was $70.1 million.

Historically, the Company classified the liability for net unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, the Company reclassified $64.3 million of its liability for net unrecognized tax benefits from current to long-term income taxes payable because payment of cash is not anticipated

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

within one year of the balance sheet date. The Company’s net unrecognized tax benefits consisted of gross unrecognized tax benefits, reduced by the associated federal tax  benefits on state unrecognized tax benefits and interest.

The total amount of gross unrecognized tax benefits of $70.1 million as of the date of adoption includes $68.8 million that, if recognized, would reduce the Company’s effective income tax rate in future periods; and $1.3 million related to the federal tax benefit on state unrecognized tax benefits and interest, if recognized. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the Condensed Consolidated Statements of Income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption, the Company had accrued $5.1 million and $7.4 million for the potential payment of interest and penalties, respectively. During the quarter ended July 31, 2007, the Company accrued approximately $0.7 million of interest. As a result of a change in tax law in a foreign jurisdiction during the first quarter of fiscal 2008, the Company reduced the total amount of gross unrecognized tax benefits, as well as its accrual for penalties, by $4.5 million.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal, U.S. state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2003. Over the next twelve months, the Company does not anticipate any material change to the balance of gross unrecognized tax benefits.

Note 15 — Commitments and Contingencies

Commitments

In December 2000, the Company formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd., or HWSC, to conduct testing operations and other processes associated with the manufacturing of its products in China. The registered capital of HWSC is $30.0 million and, as of July 31, 2007, the Company had fully funded the registered capital commitment. The funds were used primarily for payment to building contractors for the construction of facilities and for the purchase of equipment.

The Company also maintains a subsidiary in Shanghai, SDC, which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, SDC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $30 million to develop the land and construct facilities, which amount includes the Purchase Price. As of July 31, 2007, the Company has contributed $7.5 million of the $30 million total investment. Construction of the facilities on the land must be completed by June 30, 2009, pursuant to contractual agreement, subject to an additional one-year extension under limited circumstances. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use SDC’s registered capital to partially fund its commitment to this project.

The Company has various commitments arising from the Amended VisEra Agreement, and the subsequent amendments to it. In particular, as of July 31, 2007, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman.

Through July 31, 2007, the Company has contributed $51.6 million to VisEra and VisEra Cayman. To the extent, if any, that the value of assets contributed in the future exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Notes 5 and 16.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including OmniVision, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.  Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints.  It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

On June 10, 2004, the first of several putative class actions was filed against the Company and certain of its present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased its common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of the Company’s common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. On July 29, 2005, the Court denied the Company’s motion to dismiss the complaint. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. The total amount of the proposed settlement is approximately $13.8 million, of which approximately $0.8 million would be contributed by the Company and the remainder would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to the Company. During fiscal 2007, the Company accrued $3.3 million as its share of the settlement, including unreimbursed defense costs, net of the $13.0 million in recoverable insurance proceeds. The parties have executed a Stipulation of Settlement that was filed with the Court on May 15, 2007. On May 25, 2007, the Court issued an Order preliminarily approving the settlement and providing for notice of the settlement to be provided to the purported shareholder class. The Order granting preliminary approval scheduled a hearing on September 7, 2007 to determine whether the settlement is fair, reasonable and adequate to the purported class. The hearing was held on  September 7, as scheduled, but the Court had not issued a ruling on the matter as of the date of this filing. As a part of the Stipulation of Settlement, the parties agreed to stay discovery and other proceedings. The Company believes that ultimate settlement is probable at the currently estimated amount.  If the settlement does not  become final and litigation against it continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. If the litigation continues, the Company cannot estimate whether the result of the litigation would have a material adverse effect on its financial condition, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. This derivative action contains allegations that were virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The complaint generally sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery was sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. On May 15, 2006, the Court sustained the Company’s demurrer to the complaint with leave to amend on the grounds that the plaintiff failed to make a pre-litigation demand on the Company’s board of directors and fails to sufficiently plead that demand is futile. On October 4, 2006, the Court sustained the Company’s demurrer to the complaint as well and again granted plaintiff leave to amend. On May 10, 2007, the Court sustained the Company’s demurrer contending that plaintiff’s complaint failed to allege adequately why no pre-litigation demand had been made on the  Company’s board of directors, but granted plaintiff leave to further amend the complaint. Simultaneously, the parties advised the Court that they had reached a settlement in principle. The parties executed a Stipulation of Settlement that was filed with the Court on June 18, 2007. On June 26, 2007, the Court entered an order approving the settlement, pursuant to which the Company agreed to pay a settlement fee in the amount of $200,000. The Company expensed this amount in the quarter ended July 31, 2007.

Note 16 — Related Party Transactions

In May 2006, the Company consummated a loan agreement with one of its employees. Under the terms of the agreement, which the board of directors approved in fiscal 2004, the Company extended to the employee a three-year $1.0 million loan with an imputed interest rate of approximately five percent per annum which matures on May 12, 2009. The loan is secured by a deed of trust.

In the second quarter of fiscal 2006, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to HWSC. The Company compensates ImPac for the services provided in accordance with the Company’s policy regarding related party transactions. The Company’s board of directors approved the agreement, which may be cancelled by either party at any time. During the three months ended January 31, 2007, the Company and ImPac agreed to phase out ImPac’s management and support services over a period of several months beginning on January 1, 2007. During the three months ended July 31, 2006, the Company paid ImPac approximately $211,000 as compensation for management and support services. During the three months ended July 31, 2007, the Company paid ImPac approximately $45,000 as software licensing fees.

The Company consolidated VisEra’s operating results from August 1, 2005 to December 31, 2006. Subsequently, the Company accounted for its investment in VisEra under the equity method. For the three-month period ended July 31, 2007, the Company paid $34.3 million to VisEra for color filter and other manufacturing services.

In May 2007, the Company purchased a 19.98% ownership in WLCSP for $9.0 million. For the three-month period ended July 31, 2007, the Company paid $2.3 million to WLCSP for chip scale packaging services.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged in with related parties in the ordinary course of business in the three months ended July 31, 2007 and 2006 (in thousands):

	Three Months Ended July 31,
	2007	2006
SOI transactions with:
ImPac:
Purchases of manufacturing services	$563	$1,325
Balance payable at period end	422	958
PSC:
Purchases of wafers	1,540	1,174
Rent and other services	—	14
Balance payable at period end	478	254

VisEra transactions with:
ImPac:
Purchases of manufacturing services	—	3,433
Balance payable at period end	—	3,235
TSMC:
Sales to TSMC	615	432
Purchases of manufacturing services	243	271
Rent, utilities and other services	1,859	982
Balance payable at period end	1,917	509
WLCSP:
Purchases of manufacturing services	$1,531	$—

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the extent of future sales through distributors, future trends and opportunities in certain markets, the development, introduction and capabilities of new products, the establishment of partnerships with other companies, increased unit volume sales, the increase of competition in our industry, the continued importance of the camera cell phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, future gross margins and future expenses, our effective tax rate for fiscal 2008, our future investments, our working capital requirements in fiscal 2008, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 44 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision and OmniPixel are registered trademarks of OmniVision Technologies, Inc. CameraChip,  OmniPixel2, OmniPixel3, Square Graphics Array and TrueFocus are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of CDM Optics, Inc.

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

Technology

In August 2004, we announced the introduction of our OmniPixel® technology. In September 2005, we announced the introduction of our OmniPixel2™ architecture. The OmniPixel2  architecture, which is based on a 2.2µ x 2.2µ pixel and uses a 0.13µ process geometry, is less than half the size of the OmniPixel architecture introduced in 2004, but with improved performance. With the OmniPixel2 architecture, we significantly improved sensor performance in three key areas: the improved fill-factor and zero-gap micro-lens structure increased the sensor’s capacity to capture light and the sensor’s improved quantum efficiency improved its dynamic range, that is its capacity to capture widely differing light levels in a single image; and its capacity to rapidly adjust to changes in light levels.

In February 2007, we introduced our first TrueFocus™ camera with Wavefront Coding™ technology for the mobile handset market. Our patented Wavefront Coding technology is a method of optically encoding light using a special lens to form an intermediate image on the sensor, and decoding this intermediate image with digital processing to create a picture that is in focus across virtually the entire image. TrueFocus technology offers true ‘point-and-shoot’ capability where the entire image is always in focus and always available for instant one-click capture in real time, with no waiting for the lens to focus. TrueFocus technology is designed to provide our customers with a product that effectively targets the mobile handset market by being small, durable, easy to manufacture and cost-competitive.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In May 2007, we announced the introduction of the latest generation of our OmniPixel architecture, our OmniPixel3™ architecture. The OmniPixel3 architecture is based on a new 1.75μ x 1.75μ pixel and uses a 0.11μ process geometry which further reduces the size of a given sensor array without any reduction in image quality.

Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected production or performance issues with future products. During the early stages of production, production yields and gross margins for products based on new technology are typically lower than those of established products.

New Products

In September 2006, we introduced the OV7720, a high sensitivity digital video graphics array, or VGA, CameraChip sensor designed specifically for security and surveillance applications. Unlike the sensors used in conventional analog security cameras, the new sensor produces high quality digital output and eliminates the need for A/D converters while simplifying post processing. The OV7720 is one of the first high performance sensors capable of running at 60 frames per second and delivers, we believe, exceptional low-light sensitivity and performance without sacrificing the speed required for advanced security applications. In September 2006, we also unveiled the new OV7949 advanced CMOS CameraChip sensor designed specifically for commercial closed-circuit television/video monitoring security systems. The highly integrated, single-chip OV7949 video camera chip sensor is based on our proprietary OmniPixel architecture. The OV7949 combines a high level of functionality with a brand new design that we specifically engineered to operate extremely well in low-light conditions, a feature especially critical to indoor and night security monitoring systems.

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

In February 2007, in addition to the first TrueFocus camera described earlier, we announced the details of two other new products. The first was a 5.17-megapixel auto-focus camera module for mobile handsets based around the OV5623 CameraChip sensor. The new module provides the basis for high resolution cameras to enter the mainstream mobile handset market. Our introduction of the 5.17-megapixel camera module with auto-focus capability, a function previously associated only with digital still cameras, or  DSCs, and expensive camera phones, brings high image quality and camera performance closer to the mainstream camera phone market. We expect that our new 5.17-megapixel camera module will enable our handset customers to continue to move up the ‘megapixel curve’ in order to provide DSC-quality imaging on mass market camera phones.

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

In June 2007, we introduced the OV3640, the first fully integrated 3.2-megapixel CameraChip sensor in a ¼-inch format. Based on the new 1.75-micron OmniPixel3 architecture, the OV3640 is small enough to fit the standard 8 x 8 mm sockets used in 2.0-megapixel camera phones, making it an ideal drop-in upgrade for existing handset designs. The highly integrated OV3640 features a high-speed two-lane mobile industry processor interface, or MIPI, to enable the fast transfer of large blocks of data, which is critical to making effective use of increased camera resolutions. In addition, the new sensor incorporates advanced image signal processing and onboard JPEG compression to allow existing baseband processors without MIPI to support a camera upgrade to 3.2 megapixels at 15 frames per second in

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

full resolution. In addition to MIPI, the OV3640 also incorporates advanced image stabilization functionality similar to that used in DSC and camcorder products.

In June 2007, we announced that we had begun volume shipments of our recently introduced OV6680 high-performance Square Graphics Array™, camera chip sensor. With its unique 400 x 400 array, low-light sensitivity and small form factor, the new OV6680 is intended primarily for use in secondary cameras for the 3G video phone market and for entry-level, ultra-thin camera phone designs. We anticipate significant growth in these markets during the next several years.

Joint Venture with TSMC

In October 2003, we entered into a Shareholders’ Agreement, or the VisEra Agreement, with Taiwan Semiconductor Manufacturing Company Limited, or TSMC, pursuant to which we agreed with TSMC to form VisEra Technologies Company, Ltd., or VisEra, a joint venture in Taiwan. VisEra’s mission is to provide back-end manufacturing services. In connection with the formation of VisEra, both TSMC and we entered into separate nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services. The VisEra Agreement also provided that once VisEra had acquired the capability to deliver high quality manufacturing services, we would be committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. Both TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services. Historically, we have relied upon TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

In August 2005, we entered into an Amended and Restated Shareholders’ Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made minor modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of approximately 29.6% of the issued share capital of XinTec, Inc., or XinTec, of which we directly owned approximately 7.8% at that time. In fiscal 2006, VisEra invested an additional $0.5 million and we invested an additional $130,000 in XinTec as our portion of an additional capital injection to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec due to VisEra’s investment in XinTec during fiscal 2006, we accounted for our investment in XinTec under the equity method. In January 2007, TSMC through the purchase of approximately 90.5 million previously unissued shares, acquired a controlling interest in XinTec. As a result of TSMC’s investment, our ownership percentage in XinTec declined from 7.8% to 4.4% and VisEra’s ownership percentage declined from 29.6% to 16.9%. Due to the reduction in our ownership percentage in XinTec and the deconsolidation of VisEra described below, effective January 1, 2007, we began to account for our interest in XinTec under the cost method.

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

Effective January 1, 2007, by mutual agreement, we assumed responsibility for the logistics management services previously provided to us by VisEra. As a consequence, we concluded that we had lost our status as the primary beneficiary of the joint venture and that VisEra had ceased to be a variable interest entity (“VIE”) as defined under

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FIN 46(R). As a result, we deconsolidated VisEra as of the date of the change. As a consequence of the deconsolidation, effective January 1, 2007, we account for our investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on our reported revenue or reported net income for fiscal 2007. See Note 5 — “Long-term Investments” to our condensed consolidated financial statements.

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

Joint Venture with PSC

In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, to establish the joint venture called Silicon Optronics, Inc., or SOI. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of our legacy products.

In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. In July 2006, SOI declared a cash dividend of $482,000, of which we received $237,000 when the cash dividend was paid in August 2006. SOI also issued shares to its employees in July 2006, with an estimated fair value of $459,000 which caused our ownership percentage to decline from 49.0% to 46.6%. In April 2007, SOI became listed on the Taiwan GreTai Securities Market, or TGSM. The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused our ownership percentage to decline to 45.0% as of July 31, 2007.

In June 2007, SOI declared a cash dividend of $409,000. The dividend will be paid in September 2007.

Acquisition of CDM

In April 2005, we completed the acquisition of CDM Optics, Inc., or CDM, a company located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing OmniVision sensors. Because the image is always in focus, Wavefront Coding technology also eliminates the time-delay inherent in conventional auto or manually focused camera systems. The closing consideration for the acquisition consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers.

In the quarter ended October 31, 2006, we increased “Goodwill” related to our acquisition of CDM by $2.6 million. The increase was related, in part, to a put option that expired during the quarter with respect to the 147,000 shares held in escrow, 145,000 of which were put to us for cash totaling $2.8 million. The other part of the increase related to the value of the initial shares that we issued as part of the CDM acquisition. These shares were also subject to a put option, an option that expired unexercised subsequent to their original issuance. Both amounts should have been recorded as part of the initial acquisition of CDM.

In addition, we are obligated to pay $10.0 million in cash upon the sale, prior to the end of April 2009, of a pre-determined number of revenue-producing products incorporating CDM’s technology.

Capital Resources

As of July 31, 2007, we had approximately $176.9 million in cash and cash equivalents and approximately $117.9 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds. We do not believe that the

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

value of our cash and short-term investments will be significantly affected by recent instability in global financial markets.

In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock. At the expiration of the program on June 21, 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of July 31, 2007, we had cumulatively repurchased 566,000 shares of our common stock under the open-market program for an aggregate cost of approximately $9.6 million. See Note 13 — “Treasury Stock” to our condensed consolidated financial statements.

The Current Economic and Market Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we divide our marketing efforts into two separate departments. The Mainstream Products marketing department addresses the camera cell phone and DSC markets, and the Advanced Products marketing department addresses the notebook and personal computer, security and surveillance, toys and games, automotive and medical markets.

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

The overwhelming majority of sales of our products depend on decisions by engineering designers and manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular product requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver on time reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 650 million image sensors, including approximately 86 million in the first quarter of fiscal 2008. We believe that this demonstrates the capabilities of our production system, including our sources of offshore fabrication.

We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties.  We outsource the color filter and micro-lens phases of production to a joint venture. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

To increase and enhance our production capabilities, last year we completed a project with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of their fabrication facilities, at which our products can be produced. VisEra, our joint venture with TSMC and our investments in three key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. In January 2007, we amended our joint venture agreement with TSMC to each invest an additional $27 million in VisEra, and VisEra is currently expanding its capacity. Separately, TSMC purchased 90.5 million shares from XinTec to enable XinTec to expand its capacity.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In February 2007, we entered into a foundry manufacturing agreement with PSC, and we currently expect to begin volume production of product at PSC in the second half of calendar 2008.

We currently perform the final testing of the majority of our products at our own facility in China. We are currently expanding our testing capacity, as well as our overall capability to design more custom products for our customers. As necessary, we will make further investments to ensure that we have sufficient production capacity to meet the demands of our customers as part of our ongoing efforts to lower production costs to offset, at least in part, the continuing pressure we experience on prices.

Since our end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us.

Many of the products using our image sensors, such as camera cell phones, notebook and personal computers, digital still cameras and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close.

We believe that the market opportunity represented by camera cell phones remains very large. We benefited from the growth in shipments of image sensors, particularly for camera cell phones in fiscal 2007 and in the first quarter of 2008. Demand increases were particularly strong for our VGA and 2.0-megapixel image sensors.

We also believe that, like the digital still camera market, camera cell phone and notebook and personal computer demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include MagnaChip, Micron, Samsung, Sony, ST Microelectronics and Toshiba. We expect to see continued price competition in the image sensor market for camera cell phones, notebook and personal computers and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

We have migrated the production of our new sensors to the 0.13µ process geometries, which has enabled us to increase the resolution of our image sensors while decreasing overall chip size. We initiated mass production volumes at the 0.13µ process node at the end of calendar 2005. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as the unexpected back-end problems that resulted in low yields on two of our products, the first of which arose in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.

Sources of Revenues

We generate almost all our revenue by selling our products directly to OEMs and VARs and indirectly through distributors. For accounting purposes, we treat sales to OEMs and VARs as one source of revenue, and distributors as another and our revenue recognition policies for the two groups are different. In general, we sell to our customers on FOB shipping point or FCA terms.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007. Other than for policies that are related to the adoption of Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, there have been no material changes in any of our critical accounting policies since April 30, 2007.

Accounting for Income Taxes

We adopted FIN 48 and related guidance on May 1, 2007. See Note 14 — “Income Taxes” to our condensed consolidated financial statements.

We are required to make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We also have to assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we are required increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated condensed balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery is not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Because we are required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This re-evaluation is based on factors including, but not limited to, changes in facts or circumstances, and changes in tax law. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended July 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	76.6	63.7
Gross margin	23.4	36.3
Operating expenses:
Research, development and related	10.1	12.3
Selling, general and administrative	8.7	9.1
Total operating expenses	18.8	21.4
Income from operations	4.6	14.9
Interest income, net	1.9	2.5
Other income, net	0.2	0.7
Income before income taxes and minority interest	6.7	18.1
Provision for (benefit from) income taxes	(0.8)	4.8
Minority interest	—	1.7
Net income	7.5%	11.6%

Three Months Ended July 31, 2007 as Compared to Three Months Ended July 31, 2006

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, notebooks and personal computers, security and surveillance cameras, digital still cameras, interactive video and toy cameras and automotive products. Revenues for the three months ended July 31, 2007 increased by 26.5% to approximately $173.1 million from $136.9 million for the three months ended July 31, 2006. The increased revenues were due to an increase in unit sales of our image-sensor products, primarily for cell phones, and a more favorable product mix offset, in part, by a decline in our average selling prices.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended July 31, 2007 and 2006:

	Three Months Ended July 31,
	2007	2006
OEMs and VARs	64.5%	68.1%
Distributors	35.5	31.9
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended July 31, 2007, one OEM customer accounted for approximately 18.1% of our revenues. In the three months ended July 31, 2006, one OEM customer accounted for approximately 13.2% of our revenues. For the three months ended July 31, 2007 and 2006, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the three months ended July 31, 2007, one distributor customer accounted for approximately 22.9% of our revenues. In the three months ended July 31, 2006, one distributor customer accounted for approximately 12.9% of our revenues. For the three months ended July 31, 2007 and 2006, no other distributor customer accounted for 10% or more of our revenues.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2007 and 2006:

	Three Months Ended July 31,
	2007	2006
Domestic sales	0.8%	1.8%
Foreign sales	99.2	98.2
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended July 31, 2007 was 23.4%, down from 36.3% for the three months ended July 31, 2006. The principal contributor to the year-over-year decline in gross margin was the year-over-year decline in our average selling prices, partially offset by reductions in our production costs. However, during the three months ended July 31, 2007, the average selling prices of our products increased, in large part due to an increase in the proportion of sales represented by higher resolution image sensors as compared to the fourth quarter of fiscal 2007. In the three months ended July 31, 2007, in accordance with SFAS No. 123(R), we recorded approximately $1.0 million in stock compensation expense to cost of revenues, or 0.6% of revenues, as compared to $0.9 million or 0.7% in the three months ended July 31, 2006.

Revenue from sales of previously reserved products in the three months ended July 31, 2007 was $1.9 million, as compared to $2.9 million during the same period in the prior fiscal year. In the three months ended July 31, 2007, we recorded an allowance for excess and obsolete inventory totaling $4.7 million to cost of revenues as compared to $0.9 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, and costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs we release to the foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended July 31, 2007 increased to approximately $17.4 million from approximately $16.8 million for the three months ended July 31, 2006. As a percentage of revenues, research and development expenses for the three months ended July 31, 2007 and 2006 represented 10.1% and 12.3%, respectively.

The increase in research, development and related expenses of approximately $0.6 million, or 3.5%, for the three months ended July 31, 2007 from the similar period in the prior year resulted primarily from a $1.8 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $400,000 increase in office and facility expenses, a $234,000 increase in depreciation and amortization expenses of acquired intangible assets, partially offset by a $1.2 million decrease in non-recurring engineering expenses related to new product development and a $0.7 million reduction in stock-based compensation expense recognized in accordance with SFAS No. 123(R). We anticipate that our research, development and related expenses will continue to increase as we develop and introduce new products employing our OmniPixel3 and Wavefront Coding technologies and develop other new technologies related to image sensors.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended July 31, 2007 increased to approximately $15.2 million from $12.5 million for the three months ended July 31, 2006. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2007 and 2006 represented 8.7% and 9.1%, respectively.

The increase in selling, general and administrative expenses of approximately $2.7 million, or 21.8%, for the three months ended July 31, 2007 from the similar period in the prior year resulted primarily from a $1.5 million increase in legal and accounting expenses due primarily to an increase in legal fees associated with the settlement of a shareholder derivative complaint and related lawsuits, a $1.3 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, the recognition of an additional $0.4 million in stock-based compensation expense recognized in accordance with SFAS No. 123(R), partially offset by a $0.4 million decrease in fees for outside services, a $0.2 million decrease in commissions paid primarily to distributors and a $0.2 million decrease in facility expenses. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, and other management information systems.

Interest Income, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income remained unchanged at $3.4 million for the three months ended July 31, 2007 as compared to the corresponding period in the prior year. Interest income for the three months ended July 31, 2007 as compared to the corresponding period in the prior year was the result of higher interest rates offset by lower balances in interest-bearing accounts resulting primarily from the deconsolidation of VisEra.

Other Income, Net

Other income, net, for the three months ended July 31, 2007 totaled $260,000. The current quarter amount included a $0.6 million gain on the interest rate swap agreement, partially offset by a $109,000 loss for the three months ended July 31, 2007 as our portion of the net loss recorded by ImPac Technology Co., Ltd., or ImPac, which we account for under the equity method of accounting. In addition, Other income, net, included a $351,000 loss consisting of an equity method investment adjustment, partially offset by our portion of the net income recorded by WLCSP Limited, or WLCSP, which we account for under the equity method of accounting.

Other income, net, for the three months ended July 31, 2006 was income of $1.0 million and consisted principally of $0.8 million as our portion of the income recorded by XinTec we accounted for under the equity method of accounting and $123,000 as our portion of the income recorded by ImPac.

Provision for Income Taxes

We generated approximately $11.6 million and $24.8 million in income before income taxes and minority interest for the three months ended July 31, 2007 and 2006, respectively. We recorded an income tax benefit of approximately $1.4 million and a provision for income taxes of approximately $6.6 million for the three months ended July 31, 2007 and 2006, respectively. For the three months ended July 31, 2007 and 2006, our effective tax rates were (11.7)% and 26.7%, respectively. Quarterly income taxes reflect an estimate of the effective tax rate for the fiscal year and include, when applicable, the impact of discrete tax items. The current quarter rate is reduced by the income tax benefit from discrete tax items, in particular the release of unrecognized tax benefits including interest and penalties that were no longer required as a result of a change in tax law during the current quarter in a foreign jurisdiction in which we do business. In both years, our effective tax rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rate. We expect that our consolidated effective tax rate in fiscal 2008 will continue to be less than the combined federal and state statutory rates. The extent to which our effective tax rate in fiscal 2008 is less than the combined federal and state statutory rates is principally contingent upon the proportion and geographic mix of our total pre-tax income. We adopted the provisions of FIN 48 on May 1, 2007. The effect of adoption of FIN 48 on our Condensed Consolidated Balance Sheets as of May 1, 2007 is summarized in Note 14 — “Income Taxes” to our condensed consolidated financial statements.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Minority Interest

Minority interest for the three months ended July 31, 2007 and 2006 was $21,000 and $2.3 million, respectively. For the three months ended July 31, 2007 and 2006, approximately $21,000 and $72,000, respectively, represents the 55.0% interest that we do not own in the net income of SOI. For the three months ended July 31, 2006, approximately $2.2 million represents the 54.4% interest that we did not own in the net income of VisEra. Because we deconsolidated VisEra effective January 1, 2007, we did not record any minority interest expense in VisEra for the three months ended July 31, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity at July 31, 2007 consisted of cash, cash equivalents and short-term investments of $294.8 million.

Liquidity

Our working capital increased by approximately $42.4 million to $399.4 million as of July 31, 2007 from $357.0 million as of April 30, 2007. The increase was primarily attributable to: $56.9 million decrease in income taxes payable primarily due to the reclassification of $64.3 million of liability for net unrecognized tax benefits from current to long-term income taxes payable as a result of the adoption of FIN 48; an $18.7 million increase in inventories in anticipation of increased sales in the second quarter of fiscal 2008; a $6.1 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels;  a $3.5 million increase in short-term investments; a $2.3 million decrease in accrued liabilities; a $1.6 million decrease in deferred income and a $0.8 million decrease in a litigation settlement accrual. These increases in working capital were partially offset by: a $29.7 million increase in accounts payable primarily resulting from increased inventory purchases; a $13.9 million decrease in cash and cash equivalents and a $4.3 million decrease in prepaid and other expenses.

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at July 31, 2007, there were no borrowings outstanding under these facilities.

Cash Flows from Operating Activities

For the three months ended July 31, 2007, net cash provided by operating activities totaled approximately $19.8 million as compared to $18.8 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $13.0 million for the three months ended July 31, 2007, adjusted for non-cash charges of $6.2 million in stock-based compensation; $4.7 million in write-down of inventories; $3.0 million in depreciation and amortization; $1.5 million of gains in equity investments; a $25.0 million increase in accounts payable; $4.3 million decrease in prepaid expenses and other current assets and a $0.6 million decrease in refundable and deferred income taxes. These increases were partially offset by: a $24.6 million increase in inventories; a $6.1 million increase in accounts receivable, net; an $1.5 million decrease in income taxes payable and a $0.9 million decrease in deferred tax liabilities. The $6.1 million increase in accounts receivable, net, reflects the higher level of revenues during the three months ended July 31, 2007, partially offset by a decrease in days of sales outstanding as of July 31, 2007 to 38 days from 49 days as of April 30, 2007. The $24.6 million increase in inventories was in anticipation of increased sales in the second quarter of fiscal 2008. The inventory balances increased concurrently with an increase in annualized inventory turns to 3.8 as of July 31, 2007 from 3.1 as of April 30, 2007. The $4.3 million decrease in prepaid expenses and other current assets was principally due to the reclassification of a deposit paid for land from other current assets to property, plant and equipment upon transfer of title.  Our income taxes payable decreased as a consequence of the adoption of FIN 48 as of May 1, 2007.

For the three months ended July 31, 2006, net cash provided by operating activities totaled approximately $18.8 million, primarily due to: net income of approximately $15.9 million for the three months ended July 31, 2006, adjusted for non-cash charges of $6.5 million in stock-based compensation, $3.8 million in depreciation and amortization and $2.3 million in the minority interest in the net income of consolidated affiliates and $0.9 million in write-down of inventories; a $7.0 million increase in accounts payable; a $6.3 million increase in income taxes payable and a $0.9 million increase in deferred income. These increases were partially offset by: a $14.5 million increase in inventories; a $6.1 million increase in accounts receivable, net; a $3.1 million increase in prepaid expenses and other current assets. The $6.1 million increase in accounts receivable, net, reflects the higher level of revenues during the three months ended July 31, 2006, as days of sales outstanding as of July 31, 2006 increased slightly to 48 days from 45 days as of April 30, 2006. The $14.5 million

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

increase in inventories was driven by our 12 to 14 week production cycle and reflects our increased sales activity combined with a decline in inventory turns to 5.1 as of July 31, 2006 from 6.1 as of April 30, 2006. Our income taxes payable increased as a consequence of an additional accrual for the three months ended July 31, 2006.

Cash Flows From Investing Activities

For the three months ended July 31, 2007, our cash used in investing activities increased to $27.0 million as compared to approximately $13.3 million for the corresponding period in the prior year, due to: $14.7 million in purchases of property, plant and equipment; $9.0 million in a long-term investment in WLCSP and $3.4 million in net purchases of short-term investments. For the three months ended July 31, 2006, our cash used in investing activities decreased to $13.3 million, due to: $6.6 million in net purchases of short-term investments; $6.1 million in purchases of property, plant and equipment and $0.5 million in purchase of intangible property.

Cash Flows From Financing Activities

For the three months ended July 31, 2007, net cash used in financing activities totaled approximately $6.8 million as compared to net cash provided by financing activities of $11.0 million for the corresponding period in the prior year. This change was primarily due to $9.6 million in repurchases of shares of our common stock under the open-market program in the three months ended July 31, 2007 partially offset by $2.9 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan. For the three months ended July 31, 2006, net cash provided by financing activities totaled approximately $11.0 million resulted from $6.7 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and a $4.3 million cash contribution by one of our minority interest shareholders.

Capital Commitments and Resources

In December 2000, we formed a subsidiary, Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”) in China, to conduct testing operations and other processes associated with the manufacturing of our products. The registered capital of HWSC is $30.0 million which we had fully funded as of July 31, 2007. These funds were used primarily for payment to building contractors for the construction of facilities and the purchase of equipment.

Over the next two years, we expect to invest a total of $30.0 million in our subsidiary, the Shanghai Design Center, or SDC, of which we have already contributed $7.5 million. The funding is necessitated by our execution of a land-lease agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a commitment to spend approximately $30.0 million to develop the land. See Note 15 — “Commitments and Contingencies” to our condensed consolidated financial statements. We expect to fund our capital commitments to SDC from our available working capital.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of July 31, 2007, we had cumulatively repurchased 566,000 shares of our common stock under the open-market program for an aggregate cost of approximately $9.6 million. See Note 13 — “Treasury Stock” to our condensed consolidated financial statements.

We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our condensed consolidated balance sheets at July 31, 2007 and April 30, 2007.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate to generate from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $70 million over approximately the next twelve months will consist primarily of funding capital investment at HWSC, funding a portion of the acquisition and build-out costs associated with the purchase of a complex of four buildings in Santa Clara, and funding a portion of the development costs of the land we have leased in Shanghai.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We are now required to disclose our unrecognized tax benefits as commitments in accordance with FIN 48. The non-current portion of the unrecognized tax benefits at July 31, 2007 was $59.8 million, of which the timing of the resolution is uncertain.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total		Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$13,894		$4,779	$7,549	$1,517	$49
Capital leases	244		149	95	—	—
Mortgage obligation	27,809	[1]	492	1,080	1,222	25,015
Noncancelable orders	79,051		79,051	—	—	—
Total contractual obligations	120,998		84,471	8,724	2,739	25,064

Other Commercial Commitments:
Investment in Shanghai Design Center	22,868	[2]	—	22,868	—	—
Total commercial commitments	22,868		—	22,868	—	—
Total contractual obligations and commercial commitments	$143,866		$84,471	$31,592	$2,739	$25,064

(1)                In March 2007, we entered into a mortgage loan with a domestic bank in the amount of $27.9 million. See Note 8 — “Borrowing Arrangements” to our condensed consolidated financial statements.

(2)                Over the next two years, we expect to invest a total of approximately $30.0 million in our subsidiary, SDC, of which we have already invested $7.5 million. SDC will use the funds to develop land and construct facilities for its use. See Note 15 — “Commitments and Contingencies” to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,’’ or SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands the requisite disclosures for fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather establishes a common definition of fair value to be used throughout generally accepted accounting principles. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and we are required to adopt it in the first quarter of fiscal 2009. We do not expect our adoption of the provisions of SFAS No. 157 to have a material effect on our financial condition, results of operations or cash flows.

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

accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and we are required to adopt it in the first quarter of fiscal 2009. We are currently evaluating the impact SFAS No. 159 may have on our financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We currently recognize these non-refundable advanced payments as an expense upon payment. We do not expect our adoption of EITF 07-3 to have a significant impact on our financial condition, results of operations or cash flows.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Japan, Korea and Taiwan.

The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars affect gross profit, selling, general and administrative and research, development and related expenses, and are primarily incurred in China, where the Chinese Yuan, or CNY, is the local currency and in Taiwan, where the New Taiwan dollar is the local currency. Since July 2005, the Chinese central bank has benchmarked the CNY against a basket of currencies, and as of July 31, 2007 has allowed the CNY to appreciate by approximately 8.5% against the U.S. dollar.

As of July 31, 2007, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., in the Cayman Islands, OmniVision International Holding, Ltd. and HuaWei Technology International, Ltd., and in China, HWSC and SDC, is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2007 and 2006 were not material.

Given that the expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

Because we do not believe that we currently have any significant direct foreign currency exchange rate risk, we have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations.

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. We also invest in auction rate securities which have a final maturity date of up to thirty years but whose interest rate is reset principally up to every 35 days, and in variable rate demand notes, which have a final maturity date of up to thirty-nine years but whose interest rate is reset at varying intervals typically between 7 and 35 days. Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in global financial markets.

During fiscal 2007, we financed the purchase of a four-building complex in Santa Clara, California with an $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate will affect our interest payments. Concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.27%. Consequently, we do not believe that a hypothetical 10% change in LIBOR would have a material effect on our annual interest expense.

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including us, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement will receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. On July 29, 2005, the Court denied our motion to dismiss the complaint. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. The total amount of the proposed settlement is approximately $13.8 million, of which approximately $0.8 million would be contributed by us and the remainder would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to us. We accrued $3.3 million during fiscal 2007, as our share of the settlement, including unreimbursed defense costs, net of the $13.0 million in recoverable insurance proceeds. The parties have executed a Stipulation of Settlement that was filed with the Court on May 15, 2007. On May 25, 2007, the Court issued an Order preliminarily approving the settlement and providing for notice of the settlement to be provided to the purported shareholder class. The Order granting preliminary approval scheduled a hearing on September 7, 2007 to determine whether the settlement is fair, reasonable and adequate to the purported class. The hearing was held on September 7, as scheduled, but the Court had not issued a ruling on the matter as of the date of this filing. As a part of the Stipulation of Settlement, the parties agreed to stay discovery and other proceedings. We believe that ultimate settlement is probable at the currently estimated amount. If the settlement does not  become final and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. If the litigation continues, we cannot estimate whether the result of the litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. This derivative action contains allegations that were virtually identical to the prior state court derivative actions that were voluntarily dismissed, and which were based on the allegations contained in the securities class actions. The complaint generally sought unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. We were named solely as a nominal defendant against whom no monetary recovery was sought. Pursuant to a January 20, 2006 Court Order, plaintiff furnished a bond for reasonable expenses in order to proceed with his derivative action. On May 15, 2006, the Court sustained our demurrer to the complaint with leave to amend on the grounds that the plaintiff failed to make a pre-litigation demand on our board of directors and fails to sufficiently plead that demand is futile. On October 4, 2006, the Court sustained our demurrer to the amended complaint as well and again granted plaintiff leave to amend. On May 10, 2007, the Court sustained our demurrer contending that plaintiff’s amended complaint failed to allege adequately why no pre-litigation demand had been made on the OmniVision board of directors, but granted plaintiff leave to further amend the complaint. Simultaneously, the parties advised the Court that they had reached a settlement in principle. The parties executed a Stipulation of Settlement that was filed with the Court on June 18, 2007. On June 26, 2007, the Court entered an order approving the settlement, pursuant to which the Company paid a settlement fee in the amount of $200,000.

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

The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC on June 29, 2007. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

Sales to the camera cell phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the camera cell phone market accounted for approximately 80% of our revenues in fiscal 2007 and 70% in the three months ended July 31, 2007. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during fiscal 2008 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for camera cell phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The camera cell phone image sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If our sales to the camera cell phone market do not increase and/or the camera cell phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

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

In addition, we have entered into a foundry manufacturing agreement with PSC pursuant to which we and PSC have agreed to jointly develop certain pixel-related process technology and for PSC to process certain of our CMOS image sensors at PSC’s facilities in accordance with the scheduled development approved by both parties.

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

We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering, Inc. and ImPac for substantially all of our ceramic chip packages. We also rely on ImPac, our equity investee, for our plastic chip packages. We rely on XinTec and WLCSP, two investee companies, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We are currently expanding our color filter processing capacity at VisEra and with these service providers. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Many of the products using our image sensors, such as camera cell phones, notebooks and personal computers, digital still cameras and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell to other customers at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a shift in the mix of product demand, in particular a shift in demand towards VGA products late in the second quarter of fiscal 2007, and as a result our inventories at the end of the second and third quarters were higher than we intended them to be. We are required to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

We depend on the increased acceptance of mass-market image sensor applications to grow our business and increase our revenues.

Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for camera cell phones, notebook and personal computers, digital still and video cameras, commercial and security and surveillance applications, toys and games, including interactive video games, and automotive applications. Our ability to sustain and grow our business also depends on the continued development of new markets for our products such as medical imaging devices. If these current and new markets do not grow and develop as anticipated, we may be unable to sustain or grow the sales of our products.

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

Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly.  In the three months ended July 31, 2007, one OEM customer accounted for approximately 18.1% of our revenues, and one distributor customer accounted for approximately 22.9% of our revenues. In the three months ended July 31, 2006, one OEM customer accounted for approximately 13.2% of our revenues and one distributor customer accounted for approximately 12.9% of our revenues. In addition, approximately 50% of our revenues have historically come from our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill, amortizable intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2007, our net goodwill and amortizable intangible assets totaled approximately $26.4 million and our long term investments totaled approximately $78.7 million.

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

We hold a significant amount of marketable securities which are managed on our behalf by third parties and are subject to general market risks over which we have no control.

As of July 31, 2007, we held cash and cash equivalents totaling $176.9 million, and short-term investments totaling $117.9 million.  These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments.  Recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity.  To date, we have not realized any losses as a result of these disruptions, but a future requirement to liquidate a portion of our portfolio at short notice could result in losses of principal.

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

We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a chip scale packaging service company, and in June 2003 we made an investment in ImPac, a plastic packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further 29.6% of the issued and outstanding shares of XinTec. In January 2007, TSMC acquired directly a 43.0% interest in XinTec, thus reducing our beneficial ownership in XinTec to 12.4%

In May 2004, we entered into an agreement with PSC under which we established SOI, a joint venture as a company incorporated under the laws of Taiwan. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005.

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

As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold a minority interest in two companies from which we purchase certain manufacturing services. Under the applicable provisions of generally accepted accounting principles in the United States of America, we currently consolidate one of these joint ventures into our consolidated financial statements and results of operations, and record the equity interests that we do not own as minority interests. For the investments that we account for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or other investees could change. Such changes have in the past, and could in the future result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

We are currently a defendant in ongoing litigation matters as described in Part II, Item 1 — “Legal Proceedings” of this Quarterly Report. We have reached an agreement in principle to settle the shareholder class action lawsuit pending in the United States District Court for the Northern District of California. We accrued $3.3 million in litigation settlement expenses during the quarter ended October 31, 2006 to reflect our share of the settlement, including unreimbursed defense costs, net of $13.0 million in recoverable insurance proceeds. The parties executed a Stipulation of Settlement that was filed with the Court in May 2007. Notice of the settlement was provided to the purported shareholder class. The Order granting preliminary approval scheduled a hearing on September 7, 2007 to determine whether the settlement is fair, reasonable and adequate to the purported class. The hearing was held on September 7, as scheduled, but the Court had not issued a ruling on the matter as of the date of this filing. As a part of the Stipulation of Settlement, the parties agreed to stay discovery and other proceedings. If there is no final settlement of the matters described in Part II, Item 1 — “Legal Proceedings,” and we fail to prevail in such matters, such failure could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition, the results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.

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

During fiscal 2007, approximately 40.0% of our revenues came from sales through distributors. For the three months ended July 31, 2007, approximately 35.5% of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent higher proportion of our total revenues than they have in the past. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

As our business grows and becomes more complex, we have to expand and upgrade our enterprise resource planning system and other management information systems which are critical to the operational, accounting and financial functions of our company. We have evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business are in the beginning stages of implementing a system based on a suite of application software developed by Oracle Corporation.  Implementation of such a system requires significant management attention and resources over an extended period of time and any significant design errors in or delay in the implementation of the system could materially adversely affect our operating results and impact our ability to manage our business.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through July 31, 2007, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on August 31, 2007 was $20.87 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, our purchases of our common stock in the first quarter of fiscal 2008 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
May 1, 2007—May 31, 2007	—	$—	—	$100,000
June 1, 2007—June 30, 2007	566	17.00	566	$90,385
July 1, 2007—July 31, 2007	—	—	—	$90,385
Total	566	$17.00	566

(1)                On February 27, 2007, our board of directors approved a stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. See the section entitled “Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for further information on this program.

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

Dated: September 10, 2007
	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: September 10, 2007
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