Form 10-Q
period 2007-10-31
OMNIVISION TECHNOLOGIES INC
filed 2007-12-10
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

At November 30, 2007, 55,453,813 shares of common stock of the registrant were outstanding, exclusive of 6,435,700 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 31,	April 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$207,606	$190,878
Short-term investments	116,326	114,432
Accounts receivable, net of allowances for doubtful accounts and sales returns	87,720	65,666
Inventories	133,370	119,663
Deferred income taxes	3,862	3,356
Prepaid expenses and other current assets	7,016	8,717
Recoverable insurance proceeds (Note 15)	13,000	13,000
Total current assets	568,900	515,712
Property, plant and equipment, net	83,146	64,363
Long-term investments	81,460	67,281
Goodwill	7,541	7,541
Intangibles, net	17,212	20,493
Other long-term assets	12,909	12,669
Total assets	$771,168	$688,059

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,849	$56,290
Accrued expenses and other current liabilities	18,877	17,524
Litigation settlement accrual	13,000	13,750
Income taxes payable	10,859	61,617
Deferred income	6,697	8,873
Current portion of long-term debt	654	631
Total current liabilities	137,936	158,685
Long-term liabilities:
Long-term income taxes payable	59,758	—
Non-current portion of long-term debt	27,270	27,576
Other long-term liabilities	5,824	6,998
Total long-term liabilities	92,852	34,574
Total liabilities	230,788	193,259

Commitments and contingencies (Note 15)

Minority interest	4,470	4,344

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 61,709 issued and 55,273 outstanding at October 31, 2007 and 60,811 shares issued and 54,941 outstanding at April 30, 2007, respectively	62	61
Additional paid-in capital	354,605	329,012
Accumulated other comprehensive income	1,163	867
Treasury stock, 6,436 and 5,870 at October 31, 2007 and April 30, 2007, respectively	(89,184)	(79,568)
Retained earnings	269,264	240,084
Total stockholders’ equity	535,910	490,456
Total liabilities, minority interest and stockholders’ equity	$771,168	$688,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues	$232,622	$137,656	$405,756	$274,531
Cost of revenues	173,998	92,101	306,524	179,256
Gross profit	58,624	45,555	99,232	95,275

Operating expenses:
Research, development and related	20,178	18,657	37,604	35,499
Selling, general and administrative	15,787	15,774	30,952	28,225
Litigation settlement	—	3,300	—	3,300
Total operating expenses	35,965	37,731	68,556	67,024

Income from operations	22,659	7,824	30,676	28,251
Interest income, net	3,325	3,366	6,686	6,769
Other income (expense), net	(338)	669	(78)	1,646
Income before income taxes and minority interest	25,646	11,859	37,284	36,666

Provision for income taxes	5,151	3,907	3,791	10,531
Minority interest	(15)	2,537	6	4,839
Net income	$20,510	$5,415	$33,487	$21,296

Net income per share:
Basic	$0.37	$0.10	$0.61	$0.39
Diluted	$0.36	$0.10	$0.60	$0.38

Shares used in computing net income per share:
Basic	54,985	54,620	54,868	54,511
Diluted	56,449	55,624	55,503	55,689

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2007	2006
Cash flows from operating activities:
Net income	$33,487	$21,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,337	7,822
Change in fair value of interest rate swap	169	—
Stock-based compensation	13,986	15,277
Minority interest in net income of consolidated affiliates	6	4,839
Equity investment gain, net	(4,072)	(1,628)
Affiliate stock grants	56	179
Write-down of inventories	12,422	2,354
Loss on disposal of property, plant and equipment	—	7
Changes in assets and liabilities:
Accounts receivable, net	(22,046)	(9,384)
Inventories	(27,659)	(51,173)
Deferred income taxes	(314)	—
Prepaid expenses and other current assets	1,700	(17,653)
Accounts payable	22,922	35,349
Accrued expenses and other current liabilities	3,821	14,702
Income taxes payable	4,690	11,535
Deferred income	(2,176)	520
Deferred tax liabilities	(1,344)	(962)
Net cash provided by operating activities	41,985	33,080
Cash flows from investing activities:
Purchases of short-term investments	(65,241)	(125,672)
Proceeds from sales or maturities of short-term investments	63,961	96,800
Purchases of property, plant and equipment, net of sales	(16,566)	(49,143)
Purchases of long-term investments	(9,000)	—
Purchases of intangible assets	—	(548)
Net cash used in investing activities	(26,846)	(78,563)
Cash flows from financing activities:
Repayment of long-term debt	(283)	(74)
Cash contribution by minority shareholder	49	4,290
Affiliate cash dividend paid to minority shareholder	(226)	(245)
Proceeds from exercise of stock options and employee stock purchase plan	11,607	8,345
Payments for repurchases of common stock	(9,616)	—
Net cash provided by financing activities	1,531	12,316
Effect of exchange rate changes on cash and cash equivalents	58	(25)
Net (decrease) increase in cash and cash equivalents	16,728	(33,192)
Cash and cash equivalents at beginning of period	190,878	240,227
Cash and cash equivalents at end of period	$207,606	$207,035
Supplemental cash flow information:
Taxes paid, net	$2,031	$1,764
Interest paid	$9	$13
Supplemental schedule of non-cash investing and financing activities:
Capital equipment financing obligation	$8,597	$554
Affiliate shares issued to affiliate employees	$295	$459
Change-of-interest benefit from minority shareholder cash contribution	$—	$1,229
Issuance of escrow shares to CDM selling stockholders	$—	$34
Capitalized interest	$140	$—
Impact of initial adoption of FIN 48 on retained earnings	$4,307	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2007 and April 30, 2007 and for the three and six months ended October 31, 2007 and 2006 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2007 come from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007 (the “Form 10-K”).

The results of operations for the three and six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2008 or any other future period.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its consolidated affiliate. All significant inter-company accounts and transactions have been eliminated.

Change-of-Interest Benefit/Impairment

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

Foreign Currency Translation

For subsidiaries or consolidated affiliates with local currencies as the functional currency, the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets denominated in currencies other than the functional currency, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. Remeasurement gains and losses which are included in “Other income (expense), net,” have not been material in any of the periods presented.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, government bonds, certificates of deposit and money market funds that are stated at cost, which approximates fair value.

The Company maintains its cash and cash equivalent balances with major financial institutions in the United States. These balances are subject to a concentration of credit risk and only a small proportion of these balances are covered by Federal Deposit Insurance Corporation (“FDIC”) insurance.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for the three months ended October 31, 2007 was $20.7 million and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the six months ended October 31, 2007 was $29.5 million and included net income, the impact of the initial adoption of FIN 48 on retained earnings, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the three months ended October 31, 2006 was $5.6 million and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the six months ended October 31, 2006 was $21.7 million and included net income, unrealized gains (losses) from available-for-sale securities, change-of-interest benefits and translation gains (losses) from foreign subsidiaries.

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

For shipments to distributors under agreements allowing for returns or credits, the Company recognizes revenue using the “sell-through” method under which the Company defers revenue and the related costs of sale until the distributor resells the product to the Company’s end-user customer and the Company is notified in writing by the distributor of such sale. The amount billed to these distributors less the cost of inventory shipped to but not yet sold by the distributors is shown net on the Condensed Consolidated Balance Sheets as deferred income.

In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, CDM Optics, Inc. (“CDM”), and, through December 31, 2006, by its then consolidated

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

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

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which the FASB issued in June 2006. See Note 14 for the impact of FIN 48 on the Company’s condensed consolidated financial statements. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. The differences between the amounts recognized in the condensed consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption have been accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

Stock-Based Compensation

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires all share-based payments to employees, including grants of employee stock options and of other stock-based  compensation under the 2007 Equity Incentive Plan (the “2007 Plan”) which was approved by the Company’s stockholders on September 26, 2007, and employee stock purchases under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), to be recognized in the financial statements based on their respective grant date fair values. The 2007 Plan replaced the Company’s 2000 Stock Plan. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and eliminates the pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In March 2005, the SEC issued SAB No. 107, “Share-Based Payment” (“SAB 107”), which provides guidance regarding the interaction of SFAS No. 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the fiscal year ended April 30, 2007 and all subsequent reported periods reflect the impact of adopting SFAS No. 123(R). (See Note 11.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands the requisite disclosures for fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather establishes a common definition of fair value to be used throughout generally accepted accounting principles. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and the Company is required to adopt it in the first quarter of fiscal 2009. The Company does not expect its adoption of the provisions of SFAS No. 157 to have a material effect on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer: (1)  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2)  recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3)  determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008 and the Company is required to adopt it in the first quarter of its fiscal 2010. The Company is currently evaluating the impact SFAS No. 141(R) may have on its financial position, results of operations and cash flows.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which establishes accounting and reporting standards that require: (1)  the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements; and (2)  when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the Company is required to adopt it in the first quarter of its fiscal 2010. The Company is currently evaluating the impact SFAS No. 160 may have on its financial position, results of operations and cash flows.

Note 3 — Short-Term Investments

Available-for-sale securities at October 31, 2007 and April 30, 2007 were as follows (in thousands):

	As of October 31, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$7,012	$2	$—	$7,014
U.S. government debt securities with maturities less than one year	51,567	62	(2)	51,627
U.S. government debt securities with maturities over one year	5,006	4	—	5,010
Municipal bonds and notes	11,970	2	—	11,972
Commercial paper and bond funds	40,671	36	(4)	40,703
	$116,226	$106	$(6)	$116,326

Contractual maturity dates, less than one year				$76,546
Contractual maturity dates, one year to two years				39,780
				$116,326

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

Note 4 — Balance Sheet Accounts (in thousands)

		October 31,	April 30,
		2007	2007
	Cash and cash equivalents:
	Cash	$80,043	$18,274
	Money market funds and certificates of deposit	40,147	89,020
	Commercial paper and government bonds	87,416	83,584
		$207,606	$190,878
	Accounts receivable, net:
	Accounts receivable	$92,854	$72,113
Less:	Allowance for doubtful accounts	(1,262)	(980)
	Allowance for sales returns	(3,872)	(5,467)
		$87,720	$65,666
	Inventories:
	Work in progress	$82,102	$64,159
	Finished goods	51,268	55,504
		$133,370	$119,663
	Prepaid expenses and other current assets:
	Prepaid expenses	$5,706	$2,967
	Deposits and other	152	4,693
	Interest receivable	1,158	1,057
		$7,016	$8,717
	Property, plant and equipment, net:
	Land	$26,074	$26,074
	Buildings and land use right	13,061	7,612
	Buildings/leasehold improvements	5,635	4,666
	Machinery and equipment	38,075	19,745
	Furniture and fixtures	725	718
	Software	2,667	2,546
	Construction in progress	14,539	17,496
		100,776	78,857
	Less: Accumulated depreciation and amortization	(17,630)	(14,494)
		$83,146	$64,363
	Other long-term assets:
	Deferred income taxes – non-current	$7,093	$6,869
	Prepaid wafer credits	4,000	4,000
	Long-term employee loan receivable	1,000	1,000
	Other long-term assets	816	800
		$12,909	$12,669
	Accrued expenses and other current liabilities:
	Employee compensation	$7,411	$4,713
	Third party commissions	1,205	1,021
	Professional services	2,021	1,830
	Noncancelable purchase commitments	374	906
	Pricing adjustments	5,224	4,022
	Other	2,642	5,032
		$18,877	$17,524
	Other long-term liabilities:
	Deferred tax liabilities	$5,163	$6,506
	Other	661	492
		$5,824	$6,998

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of October 31, 2007 and April 30, 2007 consisted of the following (in thousands):

	October 31,	April 30,
	2007	2007
ImPac	$2,149	$2,355
VisEra	65,481	60,265
WLCSP	9,169	—
XinTec	4,661	4,661
Total	$81,460	$67,281

ImPac Technology Co., Ltd.

In 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded an equity loss of $97,000 and $206,000, respectively, in “Other income (expense), net,” as its portion of ImPac’s net loss for the three and six months ended October 31, 2007. The Company recorded equity income of $224,000 and $347,000, respectively, in “Other income (expense), net,” as its portion of the net income for the three and six months ended October 31, 2006 recorded by ImPac. (See Note 16.)

VisEra Technologies Company, Ltd.

In August 2005, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended VisEra Agreement”) with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), VisEra, and VisEra Holding Company (“VisEra Cayman”). The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement (the “VisEra Agreement”) that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services and automated final testing services related to complementary metal oxide semiconductor, or CMOS, image sensors. In November 2003, pursuant to the terms of the VisEra Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands and VisEra became a subsidiary of VisEra Cayman.

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the VisEra Agreement. The Company and TSMC have equal interests in VisEra Cayman. In the quarter ended October 31, 2005, the Company contributed $7.5 million to VisEra and VisEra Cayman.

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

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

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

On January 1, 2007, the Company assumed responsibility for logistics management services previously provided to the Company by VisEra. As a consequence of the change, the Company concluded that, as of the date of the change, it would lose its status as the primary beneficiary of the joint venture, VisEra would cease to be VIE as defined under FIN 46(R) and, as a result, the Company deconsolidated VisEra. Accordingly, beginning on January 1, 2007, the Company has accounted for its investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on the Company’s reported revenue or reported net income for the fiscal year ended April 30, 2007. In April 2007, pursuant to a January 2007 amendment to the Amended VisEra Agreement that provided for an increase in VisEra’s manufacturing capacity, the Company and TSMC each made an additional investment of $27.0 million in VisEra. This additional investment is part of an ongoing capacity expansion program at VisEra. As of October 31, 2007, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through October 31, 2007, the Company has contributed $51.6 million to VisEra and VisEra Cayman.

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

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), the Company will not amortize. The Company will amortize the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over an average life of approximately three years.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

The Company accounts for its investment in WLCSP under the equity method and, for the three and six months ended October 31, 2007, recorded equity income of $0.5 million and $169,000 in “Other income (expense), net,” consisting of its portion of the net income recorded by WLCSP during the periods, partially offset by an equity method investment adjustment.

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

In January 2007, TSMC purchased approximately 90.5 million previously-unissued shares from XinTec. The purchased shares represented approximately a 43.0% ownership interest in XinTec. Other existing shareholders, including the Company and the Company’s affiliate, VisEra, did not purchase additional shares. As a result, the Company’s direct ownership percentage in XinTec declined to approximately 4.4%. VisEra’s ownership interest declined to 16.9%, and the Company’s beneficial ownership percentage in XinTec declined to 12.4%. Consequently, effective January 1, 2007, in accordance with APB 18, the Company began to account for XinTec as a cost method investment. In addition, because the per share value of the TSMC investment exceeded the Company’s average per share carrying value in XinTec, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to “Additional paid-in capital,” a component of stockholders’ equity. For the three and six months ended October 31, 2006, the Company recorded equity income of $0.5 million and $1.3 million in “Other income (expense), net,” for its portion of the net income recorded by XinTec.

The following table presents the summary combined financial information of ImPac, VisEra and WLCSP as derived from the ImPac, VisEra and WLCSP financial statements for the three and six months ended October 31, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Operating data:
Revenues	$35,317	$46,382	$77,129	$89,354
Gross profit	12,202	8,650	19,483	15,688
Income from operations	7,700	6,761	12,035	12,127
Net income	$6,415	$4,620	$8,070	$7,809

The summarized financial information for the three and six months ended October 31, 2007 and 2006 was derived from financial statements prepared under accounting principles generally accepted in the United States of America.

The amount of consolidated retained earnings that represented undistributed earnings of investees accounted for by the equity method totaled $9.4 million and $6.8 million at October 31, 2007 and April 30, 2007, respectively.

Note 6 — Consolidated Affiliate – Silicon Optronics, Inc.

In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”), a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish a joint venture in Taiwan. The purpose of the joint venture, Silicon Optronics, Inc. (“SOI”), is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

In July 2006, SOI declared a cash dividend of $482,000, of which the Company received $237,000. In July 2006, SOI also issued shares to its employees with an estimated fair value of $459,000, which caused the Company’s ownership percentage to decline from 49.0% to 46.6%.

In April 2007, SOI became listed on the Taiwan GreTai Securities Market, (“TGSM”). The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused the Company’s ownership percentage to decline to 44.0% as of October 31, 2007.

During the six months ended October 31, 2007, SOI paid a cash dividend of $409,000. In October 2007, SOI issued options to various of its employees exercisable for 600,000 shares of its common stock. (See Note 16.)

Note 7 — Intangible Assets

Intangible assets as of October 31, 2007 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$8,900	$8,900
Patents and licenses	13,487	5,892	7,595
Trademarks and tradenames	1,400	700	700
Customer relationships	100	83	17
Intangible assets, net	$32,787	$15,575	$17,212

Intangible assets as of April 30, 2007 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$7,120	$10,680
Patents and licenses	13,460	4,520	8,940
Trademarks and tradenames	1,400	560	840
Customer relationships	100	67	33
Intangible assets, net	$32,760	$12,267	$20,493

For the three and six months ended October 31, 2007, the Company amortized $1.6 million and $3.3 million, respectively, of its intangible assets. During the three and six months ended October 31, 2006, the Company amortized $1.8 million and $3.5 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2008	$3,284
2009	6,532
2010	6,386
2011	973
2012	37
Total	$17,212

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

Note 8 — Borrowing Arrangements

The following table shows the Company’s debt and lease obligations (in thousands):

	October 31, 2007	April 30, 2007

Mortgage loan	$27,716	$27,927
Capital lease obligations	208	280
	27,924	28,207
Less: amount due within one year	(654)	(631)
Non-current portion of long-term debt	$27,270	$27,576

At October 31, 2007, aggregate debt maturities were as follows: (in thousands):

Years Ending April 30,	Mortgage Loan	Capital Lease	Total
2008	$274	$74	$348
2009	515	134	649
2010	548	—	548
2011	583	—	583
2012	620	—	620
Thereafter	25,176	—	25,176
Total	$27,716	$208	$27,924

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

As of October 31, 2007, $27.7 million was outstanding under the Mortgage Loan. At October 31, 2007, the interest rate under the Mortgage Loan was 5.6%. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of October 31, 2007.

In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.27% per annum. The Company remeasures the swap at fair value at each balance sheet date and records it as either an asset or a liability, depending on whether the fair value represents a net gain or net loss. As of October 31, 2007, the Company recorded $0.7 million in “Other long-term liabilities.” For the three and six months ended October 31, 2007, the Company recorded losses of $0.8 million and $169,000, respectively, in “Other income (expense), net.”

Lines of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under these four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at October 31, 2007, there were no borrowings outstanding under these facilities.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

Capital Lease Obligations

In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through February 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of October 31, 2007, $208,000 was outstanding under the capital lease. As of October 31, 2007, $56,000 was classified as a long-term obligation.

Note 9 — Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three and six months ended October 31, 2007, 4,711,000 and 5,382,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the average trading price of the Company’s common stock as reported on The Nasdaq Stock Market for the periods presented). For the three and six months ended October 31, 2006, 9,820,000 and 5,163,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive.

The Company’s earnings per share were calculated under the provisions of the Statement of Financial Accounting Standards (or “SFAS”) No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. In June 2006, SOI issued options exercisable for an additional 700,000 shares of its own common stock. Most recently, in October 2007, SOI issued options to various of its employees exercisable for 600,000 shares of its common stock. In the calculation of its earnings per share for the three and six months ended October 31, 2007 and 2006, the Company included the effect of SOI’s options in its consolidated earnings per share.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Basic:
Numerator:
Net income	$20,510	$5,415	$33,487	$21,296

Denominator:
Weighted average common shares for net income per share	54,985	54,620	54,868	54,511

Basic net income per share	$0.37	$0.10	$0.61	$0.39

Diluted:
Numerator:
Net income	$20,510	$5,415	$33,487	$21,296
Dilutive effect of SOI consolidation	—	(2)	—	(3)
Net income for diluted computation	$20,510	$5,413	$33,487	$21,293

Denominator:
Denominator for basic net income per share	54,985	54,620	54,868	54,511
Weighted average effect of dilutive securities:
Common stock options	1,464	1,004	635	1,178
Weighted average common shares for diluted net income per share	56,449	55,624	55,503	55,689

Diluted net income per share	$0.36	$0.10	$0.60	$0.38

Note 10 — Segment and Geographic Information

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three and six months ended October 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
OEMs and VARs	68.5%	62.7%	66.8%	65.4%
Distributors	31.5	37.3	33.2	34.6
Total	100.0%	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
China(1)	199,598	$90,887	352,507	$166,961
Taiwan	19,507	29,081	30,603	57,052
United States	2,496	1,259	3,888	3,752
Japan	774	4,855	3,335	17,943
South Korea	784	7,287	1,628	21,528
All other	9,463	4,287	13,795	7,295
Total	$232,622	$137,656	$405,756	$274,531

(1)  Prior year data reclassified to combine the results for Hong Kong and China.

The Company’s long-lived assets are located in the following countries (in thousands):

	October 31,	April 30,
	2007	2007
Taiwan	$77,126	$71,953
China	46,443	22,053
United States	45,335	41,896
All other	518	542
Total	$169,422	$136,444

Note 11 — Employee Stock Purchase and Stock Option Plans

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 2000 Stock Plan and the 2000 Director Option Plan, and the related weighted average exercise price, for the six months ended October 31, 2007:

		Options outstanding
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
	(in thousands)	(in thousands)
Balance at May 1, 2007	1,743	12,537	$18.54
Replenished	3,137	—	—
Granted	(2,782)	2,782	15.34
Exercised	—	(762)	12.81
Expired or forfeited	464	(464)	20.82
Balance at October 31, 2007	2,562	14,093	18.14
Vested and expected to vest at October 31, 2007		13,622	$18.11

As of October 31, 2007 and April 30, 2007, options to purchase 7,025,000 and 6,126,000 shares, respectively, were vested.

The total intrinsic value of options exercised during the three and six months ended October 31, 2007 was $6.2 million and $7.1 million, respectively. Total cash received from employees as a result of employee stock option

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

exercises during the six months ended October 31, 2007 and 2006 was approximately $9.8 million and $7.0 million, respectively.

As of October 31, 2007, net of forfeitures, there was $54.0 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.5 years. For the 2000 Purchase Plan, as of October 31, 2007, there was $2.1 million of unrecognized compensation expense which the Company expects to recognize over a weighted average period of 1.1 years. The Company’s current practice is to issue new shares to settle share option exercises. As of April 30, 2007, net of forfeitures, there was $44.5 million of unrecognized compensation cost related to unvested stock options, which the Company expected to recognize over a weighted average period of 1.2 years. For the 2000 Purchase Plan, as of April 30, 2007, there was $1.2 million of unrecognized compensation cost which the Company expected to be recognized over a weighted average period of 1.1 years. The Company’s current practice is to issue new shares to settle share option exercises.

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

The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted was $8.98 and $7.01 the three and six months ended October 31, 2007, respectively. The per share weighted average estimated grant date fair value for employee options granted was $8.67 and $11.59 during the three and six months ended October 31, 2006, respectively.

The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three and six months ended October 31, 2007 and 2006:

	Employee Stock Option Plans
	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Risk-free interest rate	4.20%	4.81%	4.78%	4.94%
Expected term of options (in years)	4.0	4.0	4.0	4.0
Expected volatility	55.0%	62.3%	52.3%	64.8%
Expected dividend yield	0%	0%	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2007 was $5.57 and $5.61, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2006 was $8.25 and $8.19, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Risk-free interest rate	5.07%	5.11%	5.0%	5.11%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	41.0%	57.2%	48.3%	57.2%
Expected dividend yield	0%	0%	0%	0%

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

2007 Equity Incentive Plan

In September 2007, on the recommendation of the Company’s board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the “2007 Plan”), which the Company’s board of directors had previously approved. The 2007 Plan is designed to replace the Company’s 2000 Stock Plan and no new awards will be granted under the 2000 Stock Plan. 6,000,000 shares of common stock have been reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan also allows for the grant of full value awards. Through October 31, 2007, the Company had not granted any equity incentive instruments to employees under the 2007 Plan.

In November 2007, the Company’s board of directors approved the termination of the Company’s 2000 Director Option Plan. The 2007 Plan will cover all future grants of equity-based compensation to directors.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

Note 12 — Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the six months ended October 31, 2007 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2007	$329,012
Exercise of stock options	9,763
Employee stock purchase plan	1,844
Compensation related to stock options granted	13,986
Balance at October 31, 2007	$354,605

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

In February 2007, the Company’s board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as it deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of October 31, 2007, the Company had cumulatively repurchased 566,000 shares of its common stock under the open-market program for an aggregate cost of approximately $9.6 million.

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

Historically, the Company classified the liability for net unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, the Company reclassified $64.3 million of its liability for net unrecognized tax benefits from current to long-term income taxes payable because the Company does not expect to make cash payments on these liabilities within twelve months of the balance sheet date. The Company’s net unrecognized tax benefits consisted of gross unrecognized tax benefits, reduced by the associated federal tax benefits on state unrecognized tax benefits and interest.

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

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the Condensed Consolidated Statements of Income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption, the Company had accrued $5.1 million and $7.4 million for potential interest and penalties, respectively. During the three and six months ended October 31, 2007, the Company accrued approximately $0.7 million and $1.4 million of interest. As a result of a change in tax law in a foreign jurisdiction

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

during the first quarter of fiscal 2008, the Company reduced the total amount of gross unrecognized tax benefits, as well as its accrual for penalties, by $4.5 million.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal, U.S. state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2003. Over the next twelve months, the Company does not anticipate any material change to the balance of gross unrecognized tax benefits.

Note 15 — Commitments and Contingencies

Commitments

The Company also maintains a subsidiary in Shanghai, SDC, which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, SDC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $30.0 million to develop the land and construct facilities, which amount includes the Purchase Price. As of October 31, 2007, the Company has contributed $8.5 million of the $30.0 million total investment. Construction of the facilities on the land must be completed by June 30, 2009, pursuant to contractual agreement, subject to an additional one-year extension under limited circumstances. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use SDC’s registered capital to partially fund its commitment to this project.

The Company has various commitments arising from the Amended VisEra Agreement, and the subsequent amendments to it. In particular, as of October 31, 2007, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman. Through October 31, 2007, the Company has contributed $51.6 million to VisEra and VisEra Cayman. To the extent, if any, that the value of assets contributed in the future exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Notes 5 and 16.)

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including OmniVision, that was submitted to the Court for approval. In August 2005, the Court

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. On August 14, 2007, plaintiffs filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

On October 12, 2007, a purported OmniVision shareholder filed a complaint against certain of the Company’s IPO underwriters. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant. No recovery is sought from the Company.

On June 10, 2004, the first of several putative class actions was filed against the Company and certain of its present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased its common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of the Company’s common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. On July 29, 2005, the Court denied the Company’s motion to dismiss the complaint. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. The total amount of the proposed settlement is approximately $13.8 million, of which approximately $0.8 million would be contributed by the Company and the remainder would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to the Company. During fiscal 2007, the Company accrued $3.3 million as its share of the settlement, including unreimbursed defense costs, net of the $13.0 million in recoverable insurance proceeds. The parties have executed a Stipulation of Settlement that was filed with the Court on May 15, 2007. On May 25, 2007, the Court issued an Order preliminarily approving the settlement and providing for notice of the settlement to be provided to the purported shareholder class. The Order granting preliminary approval scheduled a hearing on September 7, 2007 to determine whether the settlement is fair, reasonable and adequate to the purported class. The hearing was held on September 7, 2007, as scheduled. On December 6, 2007, the Court issued its order granting final approval of the settlement and judgment was entered. Objectors to the settlement have 30 days to appeal the Court’s approval of the settlement. The Company believes that ultimate settlement is probable at the currently estimated amount. If the order approving the settlement does not become final and litigation against it continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. However, if the litigation continues, the Company cannot estimate whether the result of the litigation would have a material adverse effect on its financial condition, results of operations or cash flows.

On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. The parties executed a Stipulation of Settlement that was filed with the Court on June 18, 2007. On June 26, 2007, the Court entered an order approving the settlement, pursuant to which the Company agreed to pay a settlement fee in the amount of $200,000. The Company expensed this amount in the three months ended July 31, 2007.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2007 and 2006

(unaudited)

In the second quarter of fiscal 2006, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to HWSC. The Company compensates ImPac for the services provided in accordance with the Company’s policy regarding related party transactions. The Company’s board of directors approved the agreement, which may be cancelled by either party at any time. During the three months ended January 31, 2007, the Company and ImPac agreed to phase out ImPac’s management and support services over a period of several months beginning on January 1, 2007. During the three and six months ended October 31, 2007, the Company paid ImPac approximately $45,000 and $90,000 in software licensing fees. In addition, for the three and six months ended October 31, 2007, the Company paid ImPac approximately $3.7 million and $6.4 million for manufacturing services. During the three and six months ended October 31, 2006, the Company paid ImPac approximately $254,000 and $465,000 as compensation for management and support services.

The Company consolidated VisEra’s operating results from August 1, 2005 to December 31, 2006. Subsequently, the Company has accounted for its investment in VisEra under the equity method. For the three and six months ended October 31, 2007, the Company paid $22.4 million and $56.7 million to VisEra for color filter and other manufacturing services.

In May 2007, the Company purchased a 19.98% ownership in WLCSP for $9.0 million. For the three and six months ended October 31, 2007, the Company paid $5.7 million and $8.0 million to WLCSP for chip scale packaging services.

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged in with related parties in the ordinary course of business in the three and six months ended October 31, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
SOI transactions with:
ImPac:
Purchases of manufacturing services	$537	$1,089	$1,100	$2,414
Balance payable at period end	562	800	562	800
PSC:
Purchases of wafers	2,975	1,295	4,515	2,469
Rent and other services	27	23	27	37
Balance payable at period end	1,066	757	1,066	757

VisEra transactions with:
ImPac:
Purchases of manufacturing services	—	3,660	—	7,093
Balance payable at period end	—	2,334	—	2,334
TSMC:
Sales to TSMC	480	531	1,095	963
Purchases of manufacturing services	361	182	604	453
Rent, utilities and other services	1,916	974	3,775	1,956
Balance payable at period end	1,209	461	1,209	461
WLCSP:
Purchases of manufacturing services	$—	$—	$1,531	$—

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the extent of future sales through distributors, future growth trends and opportunities in certain markets, the development, introduction and capabilities of new products, the establishment of partnerships with other companies, increased unit volume sales, the increase of competition in our industry, the continued importance of the camera cell phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, future expenses, our effective tax rate for fiscal 2008, our future investments, our working capital requirements in fiscal 2008, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 45 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

In June 2007, we introduced the OV3640, the first fully integrated 3.2-megapixel CameraChip sensor in a ¼-inch format. Based on the new 1.75-micron OmniPixel3 architecture, the OV3640 is small enough to fit the standard 8 x 8 mm sockets used in 2.0-megapixel camera phones, making it an ideal drop-in upgrade for existing handset designs. The highly integrated OV3640 features a high-speed two-lane mobile industry processor interface, or MIPI, to enable the fast transfer of large blocks of data, which is critical to making effective use of increased camera resolutions. In addition, the new sensor incorporates advanced image signal processing and onboard JPEG compression to allow existing baseband processors without MIPI to support a camera upgrade to 3.2 megapixels at 15 frames per second in full resolution. In addition to MIPI, the OV3640 also incorporates advanced image stabilization functionality similar to that used in DSC and camcorder products.

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

In October 2007, we launched the OV2650, our third generation 2-megapixel CameraChip sensor. Powered by OmniPixel3 technology, the OV2650 brings DSC performance to camera phones in a 1/5-inch optical format, with a compact size that allows for an easy upgrade of existing 1.3-megapixel and VGA camera phone designs. The OV2650 combines our proprietary 1.75-micron OmniPixel3 technology with advanced image signal processing, or ISP, to offer best-in-class low-light performance, superb color reproduction, and ultra-low noise. In addition, the OV2650 offers other advanced features, including: advanced image stabilization for easier picture taking; HDR for advanced video functionality; a MIPI interface to ease picture sharing; and a high-end ISP to deliver DSC-like performance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In October 2007, we announced that the smallest of our family of CMOS imaging devices, the 1/18-inch OV6920 sensor, is a key component of Avantis Medical Systems’ Third Eye™ Retroscope™ auxiliary endoscopy system. The new disposable miniature video endoscope, which has already been cleared by the FDA for commercial distribution in the United States, is smaller in diameter than a ballpoint pen refill. Its distal tip diameter of just 3.5 mm allows it to fit through the instrument channels of standard-size endoscopes, called colonoscopes, used in colonoscopy. Before the development of the Third Eye Retroscope, endoscopes this small could typically be made only through the use of fiber optic bundles that relay the image to a larger sensor positioned outside the body. Through a strategic partnership with OmniVision, Avantis has succeeded in placing a complete imaging system, including miniaturized video sensor, signal processing circuitry and integrated lens elements, right at the tip of the catheter.

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

In August 2005, we entered into an Amended and Restated Shareholders’ Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made certain modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of approximately 29.6% of the issued share capital of XinTec, Inc., or XinTec, of which we directly owned approximately 7.8% at that time. In fiscal 2006, VisEra invested an additional $0.5 million and we invested an additional $130,000 in XinTec as our portion of an additional capital injection to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec due to VisEra’s investment in XinTec during fiscal 2006, we accounted for our investment in XinTec under the equity method. In January 2007, TSMC through the purchase of approximately 90.5 million previously unissued shares, acquired a controlling interest in XinTec. As a result of TSMC’s investment, our ownership percentage in XinTec declined from 7.8% to 4.4% and VisEra’s ownership percentage declined from 29.6% to 16.9%. Due to the reduction in our ownership percentage in XinTec and the deconsolidation of VisEra described below, effective January 1, 2007, we began to account for our interest in XinTec under the cost method.

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

Effective January 1, 2007, by mutual agreement, we assumed responsibility for the logistics management services previously provided to us by VisEra. As a consequence, we concluded that we had lost our status as the primary beneficiary of the joint venture and that VisEra had ceased to be a variable interest entity (“VIE”) as defined under FIN 46(R). As a result, we deconsolidated VisEra as of the date of the change. As a consequence of the deconsolidation, effective January 1, 2007, we account for our investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on our reported revenue or reported net income for fiscal 2007. See Note 5 – “Long-term Investments” to our condensed consolidated financial statements.

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

In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. In July 2006, SOI declared a cash dividend of $482,000, of which we received $237,000 when the cash dividend was paid in August 2006. SOI also issued shares to its employees in July 2006, with an estimated fair value of $459,000 which caused our ownership percentage to decline from 49.0% to 46.6%. In April 2007, SOI became listed on the Taiwan GreTai Securities Market, or TGSM. The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused our ownership percentage to decline to 44.0% as of October 31, 2007.

During the six months ended October 31, 2007, SOI paid a cash dividend of $409,000, of which we received $185,000. In October 2007, SOI issued options to various of its employees exercisable for 600,000 shares of its common stock. (See Note 16 – “Related Party Transactions” to our condensed consolidated financial statements.

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

Capital Resources

As of October 31, 2007, we had approximately $207.6 million in cash and cash equivalents and approximately $116.3 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in global financial markets.

In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock. At the expiration of the program on June 21, 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of October 31, 2007, we had cumulatively repurchased 566,000 shares of our common stock under the open-market program for an aggregate cost of approximately $9.6 million. See Note 13 – “Treasury Stock” to our condensed consolidated financial statements.

The Current Economic and Market Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We strive to remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we divide our marketing efforts into two separate groups. The Mainstream Products marketing group addresses the camera cell phone and DSC markets, and the Emerging Products marketing group addresses the notebook and personal computer, security and surveillance, toys and games, automotive and medical markets.

In the camera cell phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular hand-set maker determines which image sensor to design into one or more specific models. There is generally a time lag of between six and nine months between the time of a particular design win and the first shipments of the designated product. Design wins are also an important driver in the many other markets that we address, and in some cases, such as automotive or medical applications, the time lag between a particular design win and first revenue can be longer than one year.

The overwhelming majority of sales of our products depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular product requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver on time reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 770 million image sensors, including approximately 120 million in the second quarter of fiscal 2008. We believe that this demonstrates the capabilities of our production system, including our sources of offshore fabrication.

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

To increase and enhance our production capabilities, last year we completed a project with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of their fabrication facilities, at which our products can be produced. VisEra, our joint venture with TSMC and our investments in three key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. In January 2007, we amended our joint venture agreement with TSMC to each invest an additional $27.0 million in VisEra, and VisEra is currently expanding its capacity. Separately, TSMC purchased 90.5 million shares from XinTec to enable XinTec to expand its capacity.

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

We believe that the market opportunity represented by camera cell phones remains very large. We benefited from the growth in shipments of image sensors, particularly for camera cell phones in fiscal 2007 and in the first half of fiscal 2008. Demand increases were particularly strong for our VGA and 2.0-megapixel image sensors.

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

As a result of the increase in competition and the growth of various consumer-product applications for image sensors, we have experienced a shortening in the life cycle of some image-sensor products. For example, in the security and surveillance market we continue to sell image sensors introduced more than four years ago, whereas in the camera cell phone market, product life cycles can be as short as six months. With the shortening of product life cycles, it will be increasingly difficult to accurately forecast customer demand for our products. As a result, we face the risk of being unable to fulfill customer orders if we underestimate market demand and the risks of excess inventory and product obsolescence if we overestimate market demand for our products. The shortening of product life cycles also increases the importance of having short product development cycles and being accurate in the prediction of market trends in the design of new products. The reduction in product life cycles increases the importance of our continued investment in research and development, which we consider to be critical to our future success.

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

We have migrated the production of our OmniPixel2 sensors to the 0.13µ process geometries, which has enabled us to increase the resolution of our image sensors while decreasing overall chip size. Meanwhile, we will produce our OmniPixel3 sensors with 0.11µ process technologies. We initiated mass production volumes at the 0.13µ process node at the end of calendar 2005. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as the unexpected back-end problems that resulted in low yields on two of our products, the first of which arose in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.

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

inventory shipped to but not yet sold by the distributors, is shown net on the condensed consolidated balance sheets as deferred income. Accounting for revenue on the “sell-through” method requires that we obtain sales and inventory information from our distributors. As part of our internal control process, we observe our distributors’ physical counts of their inventories of our products on a regular basis.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007. Other than for policies that are related to the adoption of Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” or FIN 48, there have been no material changes in any of our critical accounting policies since April 30, 2007.

Accounting for Income Taxes

We adopted FIN 48 and related guidance on May 1, 2007. See Note 14 – “Income Taxes” to our condensed consolidated financial statements. Under FIN 48, we are required to make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may increase or decrease to our tax provision in a subsequent period. Similarly, for tax liabilities denominated in a currency other than the US dollars, changes in the value of the denominated currency will increase or decrease our tax provision in a subsequent period.

We also have to assess the likelihood that we will be able to realize our deferred tax assets. If realization is not likely, we are required increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate we will not ultimately realize. We believe that we will ultimately realize a substantial majority of the deferred tax assets recorded on our condensed consolidated balance sheets. However, should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determined that the realization is no longer probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Because we are required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This re-evaluation is based on factors including, but not limited to, changes in facts or circumstances, and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an additional charge to the tax provision for the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.8	66.9	75.5	65.3
Gross margin	25.2	33.1	24.5	34.7
Operating expenses:
Research, development and related	8.7	13.5	9.3	12.9
Selling, general and administrative	6.8	11.5	7.6	10.3
Litigation settlement	—	2.4	—	1.2
Total operating expenses	15.5	27.4	16.9	24.4
Income from operations	9.7	5.7	7.6	10.3
Interest income, net	1.4	2.4	1.6	2.5
Other income (expense), net	(0.1)	0.5	—	0.6
Income before income taxes and minority interest	11.0	8.6	9.2	13.4
Provision for income taxes	2.2	2.8	0.9	3.8
Minority interest	—	1.9	—	1.8
Net income	8.8%	3.9%	8.3%	7.8%

Three Months Ended October 31, 2007 as Compared to Three Months Ended October 31, 2006

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, notebooks and personal computers, security and surveillance cameras, digital still cameras, interactive video and toy cameras and automotive products. Revenues for the three months ended October 31, 2007 increased by 69.0% to approximately $232.6 million from $137.7 million for the three months ended October 31, 2006. The increase in revenues was due to an increase in unit sales of our image-sensor products, primarily for cell phones, notebooks and personal computers, and a more favorable product mix offset, in part, by a decline in our average selling prices.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended October 31, 2007 and 2006:

	Three Months Ended
	October 31,
	2007	2006
OEMs and VARs	68.5%	62.7%
Distributors	31.5	37.3
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended October 31, 2007, two OEM customers accounted for approximately 15.9% and 10.4% of our revenues. In the three months ended October 31, 2006, one OEM customer accounted for approximately 17.8% of our revenues. For the three months ended October 31, 2007 and 2006, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the three months ended October 31, 2007, one distributor customer accounted for approximately 19.4% of our revenues. In the three months ended October 31, 2006, two distributor customers accounted for

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

approximately 13.6% and 13.4% of our revenues, respectively. For the three months ended October 31, 2007 and 2006, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2007 and 2006:

	Three Months Ended
	October 31,
	2007	2006
Domestic sales	1.1%	0.9%
Foreign sales	98.9	99.1
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended October 31, 2007 was 25.2%, down from 33.1% for the three months ended October 31, 2006. The principal contributor to the year-over-year decline in gross margin was the decline in our average selling prices, partially offset by reductions in our production costs. During the three months ended October 31, 2007, the average selling prices of our products decreased, in large part due to an increase in the proportion of sales represented by lower margin VGA image sensors as compared to the three months ended October 31, 2006. In the three-month periods ended October 31, 2007 and 2006, in accordance with SFAS No. 123(R), we recorded approximately $1.0 million in stock compensation expense to cost of revenues, representing 0.4% of revenues and 0.7% of revenues, respectively.

Revenue from sales of previously reserved products in the three months ended October 31, 2007 was $1.5 million, as compared to $4.1 million during the same period in the prior fiscal year. In the three months ended October 31, 2007, we recorded an allowance for excess and obsolete inventory totaling $7.7 million to cost of revenues as compared to $1.5 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs we release to the foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended October 31, 2007 increased to approximately $20.2 million from approximately $18.7 million for the three months ended October 31, 2006. As a percentage of revenues, research and development expenses for the three months ended October 31, 2007 and 2006 represented 8.7% and 13.5%, respectively.

The increase in research, development and related expenses of approximately $1.5 million, or 8.2%, for the three months ended October 31, 2007 from the similar period in the prior year resulted primarily from a $1.3 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $272,000 increase in office and facility expenses, and a $251,000 increase in depreciation and amortization expenses of acquired intangible assets, partially offset by a $284,000 decrease in software expenses and a $219,000 reduction in stock-based compensation expense recognized in accordance with SFAS No. 123(R). We anticipate that our research,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

development and related expenses will continue to increase as we develop and introduce new products employing our OmniPixel3 and Wavefront Coding technologies and develop other new technologies related to image sensors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended October 31, 2007 was approximately $15.8 million, which represented only a $13,000 increase from the three months ended October 31, 2006. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2007 and 2006 represented 6.8% and 11.5%, respectively.

The increase in selling, general and administrative expenses of approximately $13,000, or 0.1%, for the three months ended October 31, 2007 from the similar period in the prior year resulted primarily from a $1.1 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $211,000 increase in legal and accounting expenses, a $159,000 increase in bad debt expense and a $145,000 increase in other taxes, partially offset by a $0.7 million reduction in stock-based compensation expense recognized in accordance with SFAS No. 123(R), a $250,000 decrease in facility expenses, a $136,000 decrease in fees for outside services, and a $133,000 decrease in commissions paid primarily to distributors. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, and other management information systems.

Litigation Settlement

We accrued $3.3 million in litigation settlement expenses for the quarter ended October 31, 2006, to reflect our share of the settlement of the securities class action lawsuit pending in the United States District Court for the Northern District of California. The parties to the litigation have reached an agreement to settle the litigation, and are awaiting final Court approval of the settlement. Litigation settlement expenses for the three months ended October 31, 2006 represented 2.4% of revenue. (See “Note 15 – Commitments and Contingencies” of the Notes to our condensed consolidated financial statements.)

Interest Income, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income remained unchanged at approximately $3.4 million for the three months ended October 31, 2007 and 2006, respectively. Interest income for the three months ended October 31, 2007 as compared to the corresponding period in the prior year was the result of higher interest rates offset by lower balances in interest-bearing accounts resulting primarily from the deconsolidation of VisEra.

Other Income (Expense), Net

Other income (expense), net, for the three months ended October 31, 2007 totaled $338,000 in net expenses. The current quarter amount included a $0.8 million loss on the interest rate swap agreement and a $97,000 loss for the three months ended October 31, 2007 as our portion of the net loss recorded by ImPac Technology Co., Ltd., or ImPac, which we account for under the equity method of accounting. These losses were partially offset by a $0.5 million gain consisting of our portion of the net income recorded by China WLCSP Limited, or WLCSP, which we account for under the equity method of accounting. Other income (expense), net, for the three months ended October 31, 2006 was income of $0.7 million and consisted principally of $0.5 million as our portion of the income recorded by XinTec we accounted for under the equity method of accounting and $224,000 as our portion of the income recorded by ImPac.

Provision for Income Taxes

We generated approximately $25.6 million and $11.9 million in income before income taxes and minority interest for the three months ended October 31, 2007 and 2006, respectively. We recorded provisions for income taxes for the three months ended October 31, 2007 and 2006 of approximately $5.2 million and $3.9 million, respectively. For the three months ended October 31, 2007 and 2006, our effective tax rates were 20.1% and 32.9%, respectively. Quarterly

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

income taxes reflect our current estimate of the effective tax rate for the fiscal year and include, when applicable, the impact of changes from the prior estimated rate and discrete tax items. We now expect our annual effective tax rate for fiscal 2008 to be lower than we previously estimated primarily due to the favorable impact of the change in the expected geographical mix of income and the tax provision for the three months ended October 31, 2007 reflects the consequent adjustment. However, the rate for the three months ended October 31, 2007 is higher than the rate reflected in the tax provision for the three months ended July 31, 2007 primarily due to a benefit recorded in the three months ended July 31, 2007 attributable to the release of unrecognized tax benefits including interest and penalties that were no longer required as a result of a change in tax law in a foreign jurisdiction in which we do business. In both years, our effective tax rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a significant portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rate. We expect that our consolidated effective tax rate in fiscal 2008 will continue to be less than the combined federal and state statutory rates. The extent of the difference is principally contingent upon the geographic mix of our total pre-tax income. We adopted the provisions of FIN 48 on May 1, 2007. The effect of adoption of FIN 48 on our Condensed Consolidated Balance Sheets as of May 1, 2007 is summarized in Note 14 – “Income Taxes” to our condensed consolidated financial statements.

Minority Interest

Minority interest for the three months ended October 31, 2007 and 2006 was ($15,000) and $2.5 million, respectively. For the three months ended October 31, 2007 and 2006, approximately ($15,000) and $197,000, respectively, represents the 56.0% interest that we do not own in the net income of SOI. For the three months ended October 31, 2006, approximately $2.3 million represents the 54.4% interest that we did not own in the net income of VisEra. Because we deconsolidated VisEra effective January 1, 2007, we did not record any minority interest expense in VisEra for the three months ended October 31, 2007.

Six Months Ended October 31, 2007 as Compared to Six Months Ended October 31, 2006

Revenues

Revenues for the six months ended October 31, 2007 increased by 47.8% to approximately $405.8 million from $274.5 million for the six months ended October 31, 2006. The increase in revenues was due to an increase in unit sales of our image-sensor products, primarily for cell phones, notebooks and personal computers, and a more favorable product mix offset, in part, by a decline in our average selling prices.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2007 and 2006:

	Six Months Ended
	October 31,
	2007	2006
OEMs and VARs	66.8%	65.4%
Distributors	33.2	34.6
Total	100.0%	100.0%

OEMs and VARs.   In the six months ended October 31, 2007, one OEM customer accounted for approximately 16.8% of our revenues. In the six months ended October 31, 2006, one OEM customer accounted for approximately 15.5% of our revenues. For the six months ended October 31, 2007 and 2006, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the six months ended October 31, 2007, one distributor customer accounted for approximately 20.9% of our revenues. In the six months ended October 31, 2006, two distributor customers accounted for approximately 13.2% and 10.7% of our revenues. For the six months ended October 31, 2007 and 2006, no other distributor customer accounted for 10% or more of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2007 and 2006:

	Six Months Ended
	October 31,
	2007	2006
Domestic sales	1.0%	1.4%
Foreign sales	99.0	98.6
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the six months ended October 31, 2007 was 24.5%, down from 34.7% for the six months ended October 31, 2006. The principal contributor to the year-over-year decline in gross margin was the decline in our average selling prices, partially offset by reductions in our production costs. In the six months ended October 31, 2007, in accordance with SFAS No. 123(R), we recorded approximately $1.9 million in stock-based compensation expense to cost of revenues, or 0.5% of revenues, as compared to $2.0 million or 0.7% in the six months ended October 31, 2006.

Revenue from sales of previously reserved products in the six months ended October 31, 2007 was $3.4 million, as compared to $7.0 million during the same period in the prior fiscal year. In the six months ended October 31, 2007, we recorded an allowance for excess and obsolete inventory totaling $12.4 million to cost of revenues as compared to $2.4 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses for the six months ended October 31, 2007 increased to approximately $37.6 million from approximately $35.5 million for the six months ended October 31, 2006. As a percentage of revenues, research and development expenses for the six months ended October 31, 2007 and 2006 represented 9.3% and 12.9%, respectively.

The increase in research, development and related expenses of approximately $2.1 million, or 5.9%, for the six months ended October 31, 2007 from the similar period in the prior year resulted primarily from a $3.1 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $0.7 million increase in office and facility expenses, a $485,000 increase in depreciation and amortization expenses of acquired intangible assets and a $193,000 increase in legal expenses, partially offset by a $1.2 million decrease in non-recurring engineering expenses related to new product development, a $1.0 million reduction in stock-based compensation expense recognized in accordance with SFAS No. 123(R) and a $282,000 decrease in software expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended October 31, 2007 increased to approximately $31.0 million from $28.2 million for the six months ended October 31, 2006. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2007 and 2006 represented 7.6% and 10.3%, respectively.

The increase in selling, general and administrative expenses of approximately $2.7 million, or 9.7%, for the six months ended October 31, 2007 from the similar period in the prior year resulted primarily from a $2.3 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$1.7 million increase in legal and accounting expenses due primarily to an increase in legal fees associated with the settlement of the 2004 class-action lawsuit and the related shareholder derivative complaint, a $354,000 increase in bad debt expense and a $243,000 increase in other taxes, partially offset by a $0.5 million decrease in fees for outside services, a $402,000 decrease in facility expenses, a $353,000 decrease in commissions paid primarily to distributors, and a $298,000 reduction in stock-based compensation expense recognized in accordance with SFAS No. 123(R).

Litigation Settlement

We accrued $3.3 million in litigation settlement expenses for the six months ended October 31, 2006, to reflect our share of the settlement of the securities class action lawsuit pending in the United States District Court for the Northern District of California. The parties to the litigation have reached an agreement to settle the litigation, and are awaiting final Court approval of the settlement. Litigation settlement expenses for the six months ended October 31, 2006 represented 1.2% of revenue. (See “Note 15 – Commitments and Contingencies” of the Notes to our condensed consolidated financial statements.)

Interest Income, Net

Interest income for the six months ended October 31, 2007 decreased slightly to approximately $6.7 million from $6.8 million for the six months ended October 31, 2006. The reduction in interest income for the six months ended October 31, 2007 as compared to the corresponding period in the prior year was the result of lower balances in interest-bearing accounts resulting primarily from the deconsolidation of VisEra, largely offset by higher interest rates.

Other Income (Expense), Net

Other income (expense), net, for the six months ended October 31, 2007 totaled $78,000 in expenses. The amount included a $169,000 loss on the interest rate swap agreement and a $206,000 loss for the six months ended October 31, 2007 as our portion of the net loss recorded by ImPac which we account for under the equity method of accounting. These losses were partially offset by a $169,000 gain consisting of our portion of the net income recorded by WLCSP, which we account for under the equity method of accounting. Other income (expense), net, for the six months ended October 31, 2006 was income of $1.6 million and consisted of $1.3 million as our portion of the income recorded by XinTec and $347,000 as our portion of the income recorded by ImPac, both of which we account for using the equity method of accounting, combined with other income, net.

Provision for Income Taxes

We generated approximately $37.3 million and $36.7 million in income before income taxes and minority interest for the six months ended October 31, 2007 and 2006, respectively. We recorded provisions for income taxes for the six months ended October 31, 2007 and 2006 of approximately $3.8 million and $10.5 million, respectively. For the six months ended October 31, 2007 and 2006, our effective tax rates were 10.2% and 28.7%, respectively. Year-to-date income taxes reflect our estimate of the effective tax rate for the fiscal year and include, when applicable, the impact of discrete tax items. The lower effective tax rate for the six months ended October 31, 2007 as compared to the six months ended October 31, 2006 is principally due to the favorable impact of the change in the expected geographical mix of income and the benefit recorded in the three months ended July 31, 2007 attributable to the release of unrecognized tax benefits including interest and penalties that were no longer required as a result of a change in tax law in a foreign jurisdiction in which we do business. In both years, our effective tax rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a significant portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rate. We adopted the provisions of FIN 48 on May 1, 2007. The effect of adoption of FIN 48 on our Condensed Consolidated Balance Sheets as of May 1, 2007 is summarized in Note 14 – “Income Taxes” to our condensed consolidated financial statements.

Minority Interest

Minority interest for the six months ended October 31, 2007 and 2006 was $6,000 and $4.8 million, respectively. For the six months ended October 31, 2007 and 2006, approximately $6,000 and $269,000, respectively, represents the approximately 56.0% interest that we do not own in the net income of SOI which we included in our consolidated operating results. For the six months ended October 31, 2006, approximately $4.6 million represents the 57% interest that we did not own in the net income of VisEra. Because we deconsolidated VisEra effective January 1, 2007, we did not record any minority interest expense in VisEra for the six months ended October 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Our principal sources of liquidity at October 31, 2007 consisted of cash, cash equivalents and short-term investments of $323.9 million.

Liquidity

Our working capital increased by approximately $74.0 million to $431.0 million as of October 31, 2007 from $357.0 million as of April 30, 2007. The increase was primarily attributable to: $50.8 million decrease in income taxes payable primarily due to the reclassification of $64.3 million of liability for net unrecognized tax benefits from current to long-term income taxes payable as a result of the adoption of FIN 48; a $22.1 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels; a $16.7 million increase in cash and cash equivalents; an $13.7 million increase in inventories in anticipation of increased sales in the third quarter of fiscal 2008; a $2.2 million decrease in deferred income; a $1.9 million increase in short-term investments; and a $0.8 million decrease in a litigation settlement accrual. These increases in working capital were partially offset by: a $31.6 million increase in accounts payable primarily resulting from increased inventory purchases; and a $1.7 million decrease in prepaid and other expenses and a $1.4 million increase in accrued liabilities.

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at October 31, 2007, there were no borrowings outstanding under these facilities.

Cash Flows from Operating Activities

For the six months ended October 31, 2007, net cash provided by operating activities totaled approximately $42.0 million as compared to $33.1 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $33.5 million for the six months ended October 31, 2007, adjusted for non-cash charges of $14.0 million in stock-based compensation, $12.4 million in write-down of inventories, $6.3 million in depreciation and amortization, and $4.1 million of gains in equity investments; a $22.9 million increase in accounts payable; a $4.7 million increase in income taxes payable; a $3.8 million increase in accrued expenses and other current liabilities and a $1.7 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $27.7 million increase in inventories; a $22.0 million increase in accounts receivable, net; a $2.2 million decrease in deferred income and a $1.3 million decrease in deferred tax liabilities. The $22.0 million increase in accounts receivable, net, reflects the higher level of revenues during the six months ended October 31, 2007, partially offset by a decrease in days of sales outstanding as of October 31, 2007 to 35 days from 49 days as of April 30, 2007. The $27.7 million increase in inventories was in anticipation of increased sales in the third quarter of fiscal 2008. The inventory balances increased concurrently with an increase in annualized inventory turns to 5.2 as of October 31, 2007 from 3.1 as of April 30, 2007. The $1.7 million decrease in prepaid expenses and other current assets was principally due to the reclassification of a deposit paid for land from other current assets to property, plant and equipment upon transfer of title.

For the six months ended October 31, 2006, net cash provided by operating activities totaled approximately $33.1 million, primarily due to: net income of approximately $21.3 million for the six months ended October 31, 2006, adjusted for non-cash charges of $15.3 million in stock-based compensation, $7.8 million in depreciation and amortization, $4.8 million in the minority interest in the net income of consolidated affiliates and $1.6 million of gains in equity investments; a $35.3 million increase in accounts payable; a $14.7 million increase in accrued expenses and other current liabilities; an $11.5 million increase in accrued income taxes payable and a $0.5 million increase in deferred income. These increases were partially offset by: a $51.2 million increase in inventories; a $17.7 million increase in prepaid expenses and other current assets; a $9.4 million increase in accounts receivable, net and a $1.0 million decrease in deferred tax liabilities. The $17.7 million increase in prepaid expenses and other current assets resulted from $13.0 million in recoverable insurance proceeds associated with the settlement of security class-action litigation. The $14.7 million increase in accrued expenses and other current liabilities resulted from a $13.8 million litigation settlement accrual associated with the settlement of security class-action litigation. The $9.4 million increase in accounts receivable, net, reflects the higher level of revenues during the six months ended October 31, 2006, as days of sales outstanding as of October 31, 2006 increased to 50 days from 45 days as of April 30, 2006. The $51.2 million

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

Cash Flows From Investing Activities

For the six months ended October 31, 2007, our cash used in investing activities decreased to $26.8 million as compared to approximately $78.6 million for the corresponding period in the prior year, due to: $16.6 million in purchases of property, plant and equipment; $9.0 million in a long-term investment in WLCSP and $1.3 million in net purchases of short-term investments. For the six months ended October 31, 2006, our cash used in investing activities increased to $78.6 million, due to: $49.1 million in purchases of property, plant and equipment; $28.9 million in net purchases of short-term investments and $0.5 million in purchase of intangible property. Of the $49.1 million in purchases of property, plant and equipment, $24.9 million represents investments in packaging equipment that will be operated by XinTec. In addition, $23.2 million represents capital equipment and manufacturing facility investments at VisEra.

Cash Flows From Financing Activities

For the six months ended October 31, 2007, net cash provided by financing activities totaled approximately $1.5 million as compared to $12.3 million for the corresponding period in the prior year. This change was primarily due to $11.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan partially offset by $9.6 million in repurchases of shares of our common stock under the open-market program in the six months ended October 31, 2007. For the six months ended October 31, 2006, net cash provided by financing activities totaled approximately $12.3 million and resulted from $8.3 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and a $4.3 million cash contribution by one of our minority interest shareholders.

Capital Commitments and Resources

Over the next two years, we expect to invest a total of $30.0 million in our subsidiary, the Shanghai Design Center, or SDC, of which we have already contributed $8.5 million. The funding requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a concomitant commitment to spend approximately $30.0 million to develop the land. See Note 15 – “Commitments and Contingencies” to our condensed consolidated financial statements. We expect to fund our capital commitments to SDC from our available working capital.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of October 31, 2007, we had cumulatively repurchased 566,000 shares of our common stock under the open-market program for an aggregate cost of approximately $9.6 million. See Note 13 –“Treasury Stock” to our condensed consolidated financial statements.

We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our condensed consolidated balance sheets at October 31, 2007 and April 30, 2007.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $70 million over approximately the next twelve months will consist primarily of funding capital investment at HWSC, funding a portion of the acquisition and build-out costs associated with the purchase of a complex of four buildings in Santa Clara, and funding a portion of the development costs of the land we have leased in Shanghai.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We are now required to disclose our unrecognized tax benefits as commitments in accordance with FIN 48. The non-current portion of the unrecognized tax benefits at October 31, 2007 was $59.8 million, of which the timing of the resolution is uncertain.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 31, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			Less than			More than
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$15,286		$5,308	$7,553	$2,425	$—
Capital leases	208		152	56	—	—
Mortgage obligation	27,717	(1)	500	1,097	1,240	24,880
Noncancelable orders	60,188		60,188	—	—	—
Total contractual obligations	103,399		66,148	8,706	3,665	24,880

Other Commercial Commitments:
Investment in Shanghai Design Center	21,868	(2)	—	21,868	—	—
Total commercial commitments	21,868		—		—	—
Total contractual obligations and commercial commitments	$125,267		$66,148	$30,574	$3,665	$24,880

(1)	In March 2007, we entered into a mortgage loan with a domestic bank in the amount of $27.9 million. See Note 8 –“Borrowing Arrangements” to our condensed consolidated financial statements.
(2)

Over the next two years, we expect to invest a total of approximately $30.0 million in our subsidiary, SDC, of which we have already invested $8.5 million. SDC will use the funds to develop land and construct facilities for its use. See Note 15 – “Commitments and Contingencies” to our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer: (1)  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2)  recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3)  determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

“Business Combinations.” SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008 and we are required to adopt it in the first quarter of our fiscal 2010. We are currently evaluating the impact SFAS No. 141(R) may have on our financial position, results of operations and cash flows.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which establishes accounting and reporting standards that require: (1)  the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements; and (2)  when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and we are required to adopt it in the first quarter of our fiscal 2010. We are currently evaluating the impact SFAS No. 160 may have on our financial position, results of operations and cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Japan, Korea and Taiwan.

The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars affect gross profit, selling, general and administrative expenses, research, development and related expenses and income taxes, and are primarily incurred in China, where the Chinese Yuan, or CNY, is the local currency and in Taiwan, where the New Taiwan dollar is the local currency. Since July 2005, the Chinese central bank has benchmarked the CNY against a basket of currencies, and as of October 31, 2007 has allowed the CNY to appreciate by approximately 9.8% against the U.S. dollar.

As of October 31, 2007, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., in the Cayman Islands, OmniVision International Holding, Ltd. and HuaWei Technology International, Ltd., and in China, HWSC and SDC, is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three months ended October 31, 2007 and 2006 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities which have a final maturity date of up to thirty years but whose interest rate is reset principally up to every 35 days, and in variable rate demand notes, which have a final maturity date of up to thirty-nine years but whose interest rate is reset at varying intervals typically between 7 and 35 days. As of October 31, 2007, we did not hold any auction rate securities or variable rate demand notes.

Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not believe that the recent instability in global financial markets has significantly affected the value of our cash and short-term investments.

During fiscal 2007, we financed the purchase of a four-building complex in Santa Clara, California with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.27%. Consequently, a hypothetical 10% change in LIBOR would not have a material effect on our annual interest expense.

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including us, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. On August 14, 2007, plaintiffs filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

On October 12, 2007, a purported OmniVision shareholder filed a complaint against certain of our IPO underwriters. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The complaint names us as a nominal defendant. No recovery is sought from us.

On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserts claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and seeks unspecified damages. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. On July 29, 2005, the Court denied our motion to dismiss the complaint. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle this litigation. The total amount of the proposed settlement is approximately $13.8 million, of which approximately $0.8 million would be contributed by us and the remainder would be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to us. We accrued $3.3 million during fiscal 2007, as our share of the settlement, including unreimbursed defense costs, net of the $13.0 million in recoverable insurance proceeds. The parties have executed a Stipulation of Settlement that was filed with the Court on May 15, 2007. On May 25, 2007, the Court issued an Order preliminarily approving the settlement and providing for notice of the settlement to be provided to the purported shareholder class. The Order granting preliminary approval scheduled a hearing on September 7, 2007 to determine whether the settlement is fair, reasonable and adequate to the purported class. The hearing was held on September 7, 2007, as scheduled. On December 6, 2007, the Court issued its order granting final approval of the settlement and judgment was entered. Objectors to the settlement have 30 days to appeal the Court’s approval of the settlement. We believe that ultimate settlement is probable at the currently estimated amount. If the order approving the settlement does not become final and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. However, if the litigation continues, we cannot estimate whether the result of the litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

On October 20, 2005, a purported shareholder derivative complaint, captioned Hackl v. Hong, No. 1:05-CV-050985, was filed in Santa Clara County Superior Court for the State of California. The parties executed a Stipulation of Settlement that was filed with the Court on June 18, 2007. On June 26, 2007, the Court entered an order approving the settlement, pursuant to which we paid a settlement fee in the amount of $200,000.

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

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our average selling prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Declines in our average selling prices have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our average selling prices will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have increased and intend to continue to increase our research, development and related expenses to continue the development of new image sensor products in fiscal years 2008 and 2009 that can be sold at higher selling prices and/or manufactured at lower cost. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for camera cell phones account for a large portion of our revenues, and any decline in sales to the camera cell phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.

Sales to the camera cell phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the camera cell phone market accounted for approximately 80% of our revenues in fiscal 2007 and 70% in the six months ended October 31, 2007. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during fiscal 2008 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for camera cell phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The camera cell phone image sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If our sales to the camera cell phone market do not increase and/or the camera cell phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

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

If TSMC, PSC, or any of our other foundries were unable to continue manufacturing our wafers in the required quantities, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also be developers of image sensor products and if one or more of our other foundries were to decide not to fabricate our companion DSP chips for competitive or other reasons, we would have to identify and qualify other sources for these products.

We rely on a joint venture company for color filter application and on third party service providers for packaging services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering, Inc. and ImPac, our equity investee, for substantially all of our ceramic chip packages. We also rely on ImPac for our plastic chip packages. We rely on XinTec and WLCSP, two investee companies, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We are currently expanding our color filter processing capacity at VisEra. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

•                  the availability of production capacity at the suppliers that manufacture our products or process our products;

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

•                  adverse changes in global economic conditions;

•                  the level of our operating expenses; and

•                  the increased volatility of our effective tax rate as a consequence of our adoption of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.”

Our introduction of new products and our product mix have affected and may continue to affect our quarterly operating results. Changes in our product mix could adversely affect our operating results, because some products provide higher margins than others. We typically experience lower yields when manufacturing new products through the initial production phase, and consequently our gross margins on new products have historically been lower than our gross margins on our more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our operating expenses are relatively fixed, and our inventory levels are based on our expectations of future revenues. Consequently, if we do not achieve the revenues we expect in any quarter, expenses and inventory levels could be disproportionately high, adversely impacting our operating results for that quarter, and potentially in future quarters.

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

In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. For example, we believe that the decline in revenues that we experienced in the fourth quarter of fiscal 2007 is partly attributable to the fact that in 2007 Chinese New Year occurred in mid-February, and manufacturing did not resume in full until sometime in March.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a shift in the mix of product demand, in particular a shift in demand towards VGA products late in the second quarter of fiscal 2007, and as a result our inventories at the end of the second and third quarters were higher than we intended them to be. We are required to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

We depend on the increased acceptance of mass-market image sensor applications to grow our business and increase our revenues.

Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for camera cell phones, notebook and personal computers, digital still and video cameras, commercial and security and surveillance applications, toys and games, including interactive video games, and automotive applications. Our ability to sustain and grow our business also depends on the continued development of new markets for our products such as medical imaging devices. If these current and new markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products.

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

Our products are based upon evolving technology, and because we integrate many functions on a single chip, are complex. The integration of additional functions into already complex products could result in a greater risk that customers or end users could discover latent defects or subtle faults after we have already shipped significant quantities of a product. Although we test our products, we have in the past and may in the future encounter defects or errors. For example, in the third quarter of fiscal 2005, we made a provision of $2.7 million related to the possible replacement of products that did not meet a particular customer’s standards. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.

Historically, our revenues have been dependent upon a few key customers, the loss of one or more of which could significantly reduce our revenues.

Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the six months ended October 31, 2007, one OEM customer accounted for approximately 16.8% of our revenues, and one distributor customer accounted for approximately 20.9% of our revenues. In the six months ended October 31, 2006, one OEM customer accounted for approximately 15.5% of our revenues and two distributor customers accounted for approximately 13.2% and 10.7%  of our revenues. In addition, approximately 55% of our revenues have historically come from our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

Changes in accounting rules for stock-based compensation have adversely affected our reported operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.

Since our founding, we have used employee stock options and other stock-based compensation to attract, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” or SFAS No. 123(R). We adopted SFAS No. 123(R) on May 1, 2006 and accordingly, we began to measure compensation costs for all stock-based compensation at fair value and recognize these costs as expenses in our Consolidated Statements of Income. The recognition of these expenses in our Consolidated Statements of Income has had a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, reducing or altering our use of stock-based compensation to reduce these expenses, may adversely impact our ability to attract, motivate and retain qualified employees, which could put us at a competitive disadvantage in the employee marketplace.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets or long-term investments become impaired.

Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill, amortizable intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2007, our net goodwill and amortizable intangible assets totaled approximately $24.8 million and our long term investments totaled approximately $81.5 million.

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

As of October 31, 2007, we held cash and cash equivalents totaling $207.6 million, and short-term investments totaling $116.3 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. Recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. To date, we have not realized any losses as a result of these disruptions, but a future requirement to liquidate a portion of our portfolio at short notice could result in losses of principal.

There are risks associated with our operations in China.

In December 2000, we established Hua Wei Semiconductor (Shanghai) Co. Ltd., or HWSC, as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products, and relocated our automated image testing equipment from the United States to China. We are currently expanding our testing capabilities with additional automated testing equipment, which will also be located in China. However, there are significant administrative, legal and governmental risks to operating in China that could result in increased operating expenses or that could prevent us from achieving our objectives in operations. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

Our investments in these companies may negatively impact our operating results, because, under certain circumstances, we are required to recognize our portion of any loss recorded by each of these companies or to consolidate them into our operating results. We expect to continue to utilize partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits we expect from these alliances. For example, we may not be able to obtain acceptable quality and/or wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers.

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

We are currently a defendant in ongoing litigation matters as described in Part II, Item 1 – “Legal Proceedings” of this Quarterly Report. We have reached an agreement in principle to settle the shareholder class action lawsuit pending in the United States District Court for the Northern District of California. We accrued $3.3 million in litigation settlement expenses during the quarter ended October 31, 2006 to reflect our share of the settlement, including unreimbursed defense costs, net of $13.0 million in recoverable insurance proceeds. The parties executed a Stipulation of Settlement that was filed with the Court in May 2007. Notice of the settlement was provided to the purported shareholder class. The Order granting preliminary approval scheduled a hearing on September 7, 2007 to determine whether the settlement is fair, reasonable and adequate to the purported class. The hearing was held on September 7, as scheduled. On December 6, 2007, the Court issued its order granting final approval of the settlement and judgment was entered. Objectors to the settlement have 30 days to appeal the Court’s approval of the settlement. However, if the order approving the settlement of the matters described in Part II, Item 1 – “Legal Proceedings” does not become final and we fail to prevail in such matters, such failure could have a material adverse effect on our consolidated financial position, results of operations, or cash flows in the future. In addition, the results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.

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

A number of factors will affect our future tax rate, and certain of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. For example, the complex rules for accounting for the tax effects of stock-based compensation under SFAS No. 123(R) resulted in an increase in our effective tax rate beginning in the fiscal year ended April 30, 2007. Similarly, we anticipate that there will be greater volatility in our future effective tax rates due to the adoption of FIN 48 in the fiscal year which began on May 1, 2007. In addition, our future effective tax rates could be negatively affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.

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

During fiscal 2007, approximately 40.0% of our revenues came from sales through distributors. For the six months ended October 31, 2007, approximately 33.2% of our revenues came from sales through distributors. We expect that revenues from sales through distributors may continue to represent a higher proportion of our total revenues than they have in the past. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales of our products have to date been denominated principally in U.S. dollars. Over the last several years, the U.S. dollar has weakened against most other currencies. Future increases in the value of the U.S. dollar, if any, would increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. If a larger portion of our international revenues were to be denominated in foreign currencies in the future, we would be subject to increased risks associated with fluctuations in foreign exchange rates.

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

As our business grows and becomes more complex, we have to expand and upgrade our enterprise resource planning system and other management information systems which are critical to the operational, accounting and financial functions of our company. We have evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business and are currently preparing to implement a system based on a suite of application software developed by Oracle Corporation. Implementation of such a system requires significant management attention and resources over an extended period of time and any significant design errors in or delay in the implementation of the system could materially adversely affect our operating results and impact our ability to manage our business.

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

We did not repurchase any shares of our common stock in the second quarter of fiscal 2008.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held at our corporate headquarters at 1341 Orleans Drive, Sunnyvale, California on September 26, 2007 at 10:00 a.m. local time. The results of the matters voted upon were as follows:

1.     To elect one Class I director to serve until the expiration of his three-year term or until his successor is duly elected and qualified.

	Vote
	For	Withheld
Shaw Hong	47,132,451	1,496,894

The term of office of directors Xinping (James) He, Joseph Jeng, Dwight Steffensen and Andrew Wang continued after the annual meeting.

2.              To approve the 2007 Equity Incentive Plan (the “2007 Plan”).

For	Against	Abstained	No Vote
22,650,514	7,088,587	512,965	18,377,279

3.     To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2008.

For	Against	Abstained	No Vote
48,033,131	500,186	96,028	—

ITEM 6.   EXHIBITS

Exhibit  Number

Description

3.2.1*	Certificate of Amendment to the Bylaws of the Company effective as of November 27, 2007.
10.26*	2007 Equity Incentive Plan, as amended November 27, 2007.
10.27*	Form of Non-Employee Director Stock Option Agreement Under 2007 Equity Incentive Plan.
10.28*	Form of Employee/Consultant Stock Option Agreement Under 2007 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: December 10, 2007

By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: December 10, 2007

By:	/s/ PETER V. LEIGH
Peter V. Leigh
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit  Number

Description

3.2.1*	Certificate of Amendment to the Bylaws of the Company effective as of November 27, 2007.
10.26*	2007 Equity Incentive Plan, as amended November 27, 2007.
10.27*	Form of Non-Employee Director Stock Option Agreement Under 2007 Equity Incentive Plan.
10.28*	Form of Employee/Consultant Stock Option Agreement Under 2007 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2007.