Form 10-Q
period 2008-01-31
OMNIVISION TECHNOLOGIES INC
filed 2008-03-10
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

At February 29, 2008, 55,357,016 shares of common stock of the registrant were outstanding, exclusive of 6,540,900 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	January 31,	April 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$275,508	$190,878
Short-term investments	87,794	114,432
Accounts receivable, net of allowances for doubtful accounts and sales returns	91,586	65,666
Inventories	121,669	119,663
Deferred income taxes	3,419	3,356
Prepaid expenses and other current assets	7,548	8,717
Recoverable insurance proceeds (Note 15)	—	13,000
Total current assets	587,524	515,712
Property, plant and equipment, net	85,537	64,363
Long-term investments	83,587	67,281
Goodwill	7,541	7,541
Intangibles, net	15,569	20,493
Other long-term assets	14,107	12,669
Total assets	$793,865	$688,059

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,052	$56,290
Accrued expenses and other current liabilities	15,326	17,524
Litigation settlement accrual	—	13,750
Income taxes payable	5,624	61,617
Deferred income	10,211	8,873
Current portion of long-term debt	665	631
Total current liabilities	116,878	158,685
Long-term liabilities:
Long-term income taxes payable	69,300	—
Non-current portion of long-term debt	27,083	27,576
Other long-term liabilities	7,125	6,998
Total long-term liabilities	103,508	34,574
Total liabilities	220,386	193,259

Commitments and contingencies (Note 15)

Minority interest	4,520	4,344

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 61,893 issued and 55,352 outstanding at January 31, 2008 and 60,811 shares issued and 54,941 outstanding at April 30, 2007, respectively	62	61
Additional paid-in capital	366,852	329,012
Accumulated other comprehensive income	1,344	867
Treasury stock, 6,541 and 5,870 at January 31, 2008 and April 30, 2007, respectively	(91,026)	(79,568)
Retained earnings	291,727	240,084
Total stockholders’ equity	568,959	490,456
Total liabilities, minority interest and stockholders’ equity	$793,865	$688,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues	$224,921	$134,381	$630,677	$408,912
Cost of revenues	163,937	100,892	470,461	280,148
Gross profit	60,984	33,489	160,216	128,764

Operating expenses:
Research, development and related	20,124	16,521	57,728	52,020
Selling, general and administrative	15,566	16,627	46,518	44,852
Litigation settlement	—	—	—	3,300
Total operating expenses	35,690	33,148	104,246	100,172

Income from operations	25,294	341	55,970	28,592
Interest income, net	3,397	4,195	10,083	10,964
Other income (expense), net	(1,040)	(756)	(1,118)	890
Income before income taxes and minority interest	27,651	3,780	64,935	40,446

Provision for (benefit from) income taxes	5,138	(1,338)	8,929	9,193
Minority interest	50	988	56	5,827
Net income	$22,463	$4,130	$55,950	$25,426

Net income per share:
Basic	$0.41	$0.08	$1.02	$0.47
Diluted	$0.40	$0.07	$1.01	$0.46

Shares used in computing net income per share:
Basic	55,386	54,872	55,041	54,631
Diluted	55,827	55,885	55,583	55,509

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2008	2007
Cash flows from operating activities:
Net income	$55,950	$25,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,841	10,462
Change in fair value of interest rate swap	1,972	—
Stock-based compensation	21,628	22,880
Tax effect from stock-based compensation	2,000	365
Minority interest in net income of consolidated affiliates	56	5,827
Equity investment gain, net	(6,693)	(3,172)
Affiliate stock grants	56	179
Write-down of inventories	17,928	5,753
Excess tax benefits from stock-based compensation	(900)	(365)
(Gain) loss on disposal of property, plant and equipment	(22)	7
Changes in assets and liabilities:
Accounts receivable, net	(25,911)	(7,572)
Inventories	(20,708)	(56,655)
Deferred income taxes	(1,195)	(8,969)
Prepaid expenses and other current assets	14,083	(14,739)
Accounts payable	20,474	29,864
Accrued expenses and other current liabilities	(12,690)	13,818
Income taxes payable	8,996	12,298
Deferred income	1,338	814
Deferred tax liabilities	(1,968)	2,735
Net cash provided by operating activities	84,235	38,956
Cash flows from investing activities:
Purchases of short-term investments	(77,055)	(243,100)
Proceeds from sales or maturities of short-term investments	104,926	214,741
Purchases of property, plant and equipment, net of sales	(21,486)	(41,038)
Deconsolidation of VisEra	—	(20,646)
Purchases of long-term investments	(9,000)	—
Purchases of intangible assets	—	(548)
Net cash used in investing activities	(2,615)	(90,591)
Cash flows from financing activities:
Repayment of long-term debt	(459)	(107)
Cash contribution by minority shareholder	49	10,359
Affiliate cash dividend paid to minority shareholder	(226)	(245)
Proceeds from exercise of stock options and employee stock purchase plan	14,213	10,445
Excess tax benefits from stock-based compensation	900	365
Payments for repurchases of common stock	(11,457)	—
Net cash provided by financing activities	3,020	20,817
Effect of exchange rate changes on cash and cash equivalents	(10)	54
Net increase (decrease) in cash and cash equivalents	84,630	(30,764)
Cash and cash equivalents at beginning of period	190,878	240,227
Cash and cash equivalents at end of period	$275,508	$209,463
Supplemental cash flow information:
Taxes paid, net	$3,131	$1,972
Interest paid	$13	$20
Supplemental schedule of non-cash investing and financing activities:
Capital equipment financing obligation	$8,238	$1,354
Affiliate shares issued to affiliate employees	$295	$459
Change-of-interest benefit from minority shareholder cash contribution	$—	$2,413
Issuance of escrow shares to CDM selling stockholders	$—	$34
Capitalized interest	$146	$—
Impact of initial adoption of FIN 48 on retained earnings	$4,307	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2008 and April 30, 2007 and for the three and nine months ended January 31, 2008 and 2007 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2007 come from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007 (the “Form 10-K”).

The results of operations for the three and nine months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2008 or any other future period.

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

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. For subsidiaries or consolidated affiliates with a functional currency other than the U.S. dollar, the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. Remeasurement gains and losses which are included in “Other income (expense), net,” have not been material in any of the periods presented.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

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

The Company reviews its investments to identify and evaluate investments that may have an indication of possible impairment. Factors the Company considers in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company places its cash investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for the three months ended January 31, 2008 was $22.6 million and included net income, unrealized gains (losses) from available-for-sale securities and foreign currency translation gains (losses) from foreign subsidiaries. Comprehensive income for the nine months ended January 31, 2008 was $52.1 million and included net income, the impact of the initial adoption of FIN 48 on retained earnings, unrealized gains (losses) from available-for-sale securities and foreign currency translation gains (losses) from foreign subsidiaries. Comprehensive income for the three months ended January 31, 2007 was $3.7 million and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the nine months ended January 31, 2007 was $25.3 million and included net income, unrealized gains (losses) from available-for-sale securities, change-of-interest benefits and translation gains (losses) from foreign subsidiaries.

Revenue Recognition

For shipments to customers without agreements that allow for returns or credits, principally original equipment manufacturers (“OEMs”) and value added resellers (“VARs”), the Company recognizes revenue using the “sell-in” method. Under this method, the Company recognizes revenue upon the shipment; of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. At the time revenue is recognized, the Company provides for future returns of potentially defective product based on historical experience. For cash consideration given to customers for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, the Company records the amounts as reductions of revenue.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

For shipment of products sold to distributors under agreements allowing for returns or credits, title and the risk of ownership to the products transfer to the distributor upon shipment: however, prices are not fixed or determinable until the distributor resells the products to the Company’s end-user customer and the distributor notifies the Company in writing of the details of such sales transactions. Accordingly, the Company recognizes revenue using the “sell-through” method under which the Company defers the revenue and the related costs of sale until the final resale of such products to end customers. The amounts billed to these distributors less the cost of inventory shipped to, but not yet sold by, the distributors is shown net on the Condensed Consolidated Balance Sheets as “Deferred income.”

In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, OmniVision CDM Optics, Inc. (“CDM”), formerly CDM Optics, Inc., and, through December 31, 2006, by its then consolidated affiliate, VisEra Technologies Company, Ltd. (“VisEra”). (See Note 5.) The Company recognizes the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. Until December 31, 2006, the Company recognized VisEra’s service revenue from third party customers when the production services provided by VisEra were complete and the product was shipped to the customer.

Income Taxes

The Company accounts for deferred income taxes using the liability method, under which it recognizes as deferred tax assets and liabilities the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities. The Company establishes valuation allowances to reduce deferred tax assets as necessary when management estimates, based on available objective evidence, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets.

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

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

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

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which establishes accounting and reporting standards that require: (1)  the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements; and (2)  when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the Company is required to adopt it in the first quarter of its fiscal 2010. Other than re-classifying noncontrolling interests as a component of consolidated stockholders’ equity and identifying earnings attributable to noncontrolling interests as part of consolidated earnings, as required by SFAS No. 160, the Company does not expect the adoption of the standard to have any other material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB finalized SFAS No. 157 which will become effective in 2008 except as amended by FASB Staff Position (“FSP”) FAS 157-1 and FSP FAS 157-2 as described below. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The Company does not expect its adoption of the provisions of SFAS No. 157 will have a material effect on its financial condition, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect its adoption of the provisions of FSP SFAS No. 157-1 and FSP SFAS No. 157-2 will have a material effect on its financial condition, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities at January 31, 2008 and April 30, 2007 were as follows (in thousands):

	As of January 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$8,333	$1	$—	$8,334
U.S. government debt securities with maturities less than one year	44,087	220	(1)	44,306
U.S. government debt securities with maturities over one year	5,139	—	—	5,139
Municipal bonds and notes	4,005	4	—	4,009
Commercial paper and bond funds	25,905	101	—	26,006
	$87,469	$326	$(1)	$87,794

Contractual maturity dates, less than one year				$59,626
Contractual maturity dates, one year to two years				28,168
				$87,794

	As of April 30, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$3,332	$—	$—	$3,332
U.S. government debt securities with maturities less than one year	3,000	—	—	3,000
U.S. government debt securities with maturities over one year	10,034	—	(12)	10,022
Municipal bonds and notes	70,521	—	(23)	70,498
Commercial paper and bond funds	27,623	—	(43)	27,580
	$114,510	$—	$(78)	$114,432

Contractual maturity dates, less than one year				$20,130
Contractual maturity dates, one year to two years				46,602
Contractual maturity dates, two years to 39 years(1)				47,700
				$114,432

(1)                  Represents auction rate securities with a final maturity of up to 39 years and an interest rate reset no less frequent than every 35 days.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

Note 4 — Balance Sheet Accounts (in thousands)

	January 31,	April 30,
	2008	2007
Cash and cash equivalents:
Cash	$18,445	$18,274
Money market funds and certificates of deposit	257,063	89,020
Commercial paper and government bonds	—	83,584
	$275,508	$190,878
Accounts receivable, net:
Accounts receivable	$95,237	$72,113
Less: Allowance for doubtful accounts	(1,058)	(980)
Allowance for sales returns	(2,593)	(5,467)
	$91,586	$65,666
Inventories:
Work in progress	$58,861	$64,159
Finished goods	62,808	55,504
	$121,669	$119,663
Prepaid expenses and other current assets:
Prepaid expenses	$6,562	$2,967
Deposits and other	161	4,693
Interest receivable	825	1,057
	$7,548	$8,717
Property, plant and equipment, net:
Land	$26,074	$26,074
Buildings and land use right	13,061	7,612
Buildings/leasehold improvements	5,685	4,666
Machinery and equipment	38,823	19,745
Furniture and fixtures	775	718
Software	2,738	2,546
Construction in progress	18,168	17,496
	105,324	78,857
Less: Accumulated depreciation and amortization	(19,787)	(14,494)
	$85,537	$64,363
Other long-term assets:
Deferred income taxes — non-current	$8,207	$6,869
Prepaid wafer credits	4,000	4,000
Long-term employee loan receivable	1,000	1,000
Other long-term assets	900	800
	$14,107	$12,669
Accrued expenses and other current liabilities:
Employee compensation	$5,582	$4,713
Third party commissions	1,283	1,021
Professional services	2,123	1,830
Noncancelable purchase commitments	347	906
Pricing adjustments	4,004	4,022
Other	1,987	5,032
	$15,326	$17,524
Other long-term liabilities:
Deferred tax liabilities	$4,661	$6,506
Other	2,464	492
	$7,125	$6,998

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of January 31, 2008 and April 30, 2007 consisted of the following (in thousands):

	January 31,	April 30,
	2008	2007
ImPac	$2,111	$2,355
VisEra	66,879	60,265
WLCSP	9,936	—
XinTec	4,661	4,661
Total	$83,587	$67,281

ImPac Technology Co., Ltd.

In 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded an equity loss of $38,000 and $244,000, respectively, in “Other income (expense), net,” as its portion of ImPac’s net loss for the three and nine months ended January 31, 2008. The Company recorded equity income of $32,000 and $379,000, respectively, in “Other income (expense), net,” as its portion of the net income for the three and nine months ended January 31, 2007 recorded by ImPac. (See Note 16.)

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

For the Three and Nine Months Ended January 31, 2008 and 2007

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

In May 2006, VisEra purchased certain equipment and intellectual property from Dai Nippon Printing Co., Ltd. (“Dai Nippon”) for approximately $3.1 million. Dai Nippon also made an investment in VisEra Cayman of approximately $4.3 million. Because the per share value of the Dai Nippon investment exceeded the Company’s average per share carrying value in VisEra Cayman, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to “Additional paid-in capital,” a component of stockholders’ equity. In November 2006, the Company invested another $6.1 million in VisEra.

On January 1, 2007, the Company assumed responsibility for logistics management services previously provided to the Company by VisEra. As a consequence of the change, the Company concluded that, as of the date of the change, it would lose its status as the primary beneficiary of the joint venture, VisEra would cease to be VIE as defined under FIN 46(R) and, as a result, the Company deconsolidated VisEra. Accordingly, beginning on January 1, 2007, the Company has accounted for its investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on the Company’s reported revenue or reported net income for the fiscal year ended April 30, 2007. In April 2007, pursuant to a January 2007 amendment to the Amended VisEra Agreement that provided for an increase in VisEra’s manufacturing capacity, the Company and TSMC each made an additional investment of $27.0 million in VisEra. This additional investment is part of an ongoing capacity expansion program at VisEra. As of January 31, 2008, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through January 31, 2008, the Company has contributed $51.6 million to VisEra and VisEra Cayman and, as of January 31, 2008, the Company has effectively met its commitment under the terms of this agreement.

All other material terms of the Amended VisEra Agreement remain in effect. (See Note 16.)

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services, for which the Company is currently a customer. In May 2007, the Company acquired 2,500,000 units of WLCSP’s equity interests from WLCSP at a per unit price of $2.00 for an aggregate purchase amount of $5.0 million. Concurrently, the Company purchased from Infinity-CSVC Venture Capital Enterprise 2,000,000 units of WLCSP’s outstanding equity interests at a price per unit of $2.00 for an aggregate purchase amount of $4.0 million. Following the completion of the two transactions, the Company owns approximately 19.98% of WLCSP’s registered capital on a fully-diluted basis and has appointed a member to WLCSP’s board of directors and a supervisor to monitor the actions of WLCSP’s board of directors and officers.

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

The Company accounts for its investment in WLCSP under the equity method and, for the three and nine months ended January 31, 2008, recorded equity income of $0.8 million and $0.9 million in “Other income (expense), net,”

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

consisting of its portion of the net income recorded by WLCSP during the periods, partially offset by an equity method investment adjustment.

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

In January 2007, TSMC purchased approximately 90.5 million previously-unissued shares from XinTec. The purchased shares represented approximately a 43.0% ownership interest in XinTec. Other existing shareholders, including the Company and the Company’s affiliate, VisEra, did not purchase additional shares. As a result, the Company’s direct ownership percentage in XinTec declined to approximately 4.4%. VisEra’s ownership interest declined to 16.9%, and the Company’s beneficial ownership percentage in XinTec declined to 12.4%. Consequently, effective January 1, 2007, in accordance with APB 18, the Company began to account for XinTec as a cost method investment. In addition, because the per share value of the TSMC investment exceeded the Company’s average per share carrying value in XinTec, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to “Additional paid-in capital,” a component of stockholders’ equity. For the three and nine months ended January 31, 2007, the Company recorded equity income of $412,000 and $1.7 million, respectively, in “Other income (expense), net,” for its portion of the net income recorded by XinTec.

The following table presents the summary combined financial information of ImPac, VisEra and WLCSP as derived from their financial statements for the three and nine months ended January 31, 2008 and 2007 prepared under accounting principles generally accepted in the United States of America (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Operating data:
Revenues	$36,934	$53,576	$114,063	$142,930
Gross profit	13,373	9,624	32,856	25,312
Income from operations	10,036	7,336	22,071	19,463
Net income	$7,327	$3,982	$15,397	$11,791

The amount of consolidated retained earnings that represented undistributed earnings of investees accounted for by the equity method totaled $11.8 million and $6.8 million at January 31, 2008 and April 30, 2007, respectively.

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

In April 2007, SOI became listed on the Taiwan GreTai Securities Market, (“TGSM”). The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused the Company’s ownership percentage to decline to 44.0% as of January 31, 2008.

During the nine months ended January 31, 2008, SOI paid a cash dividend of $409,000, of which the Company received $184,000. In October 2007, SOI issued options to various of its employees exercisable for 600,000 shares of its common stock. (See Note 16.)

Note 7 — Intangible Assets

Intangible assets as of January 31, 2008 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$9,790	$8,010
Patents and licenses	13,486	6,565	6,921
Trademarks and tradenames	1,400	770	630
Customer relationships	100	92	8
Intangible assets, net	$32,786	$17,217	$15,569

Intangible assets as of April 30, 2007 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$7,120	$10,680
Patents and licenses	13,460	4,520	8,940
Trademarks and tradenames	1,400	560	840
Customer relationships	100	67	33
Intangible assets, net	$32,760	$12,267	$20,493

For the three and nine months ended January 31, 2008, the Company amortized $1.6 million and $4.9 million, respectively, of its intangible assets. During the three and nine months ended January 31, 2007, the Company amortized $1.7 million and $5.2 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2008	$1,641
2009	6,532
2010	6,386
2011	973
2012	37
Total	$15,569

Note 8 — Borrowing Arrangements

The following table shows the Company’s debt and lease obligations (in thousands):

	January 31, 2008	April 30, 2007
Mortgage loan	$27,577	$27,927
Capital lease obligations	171	280
	27,748	28,207
Less: amount due within one year	(665)	(631)
Non-current portion of long-term debt	$27,083	$27,576

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

At January 31, 2008, aggregate debt maturities were as follows: (in thousands):

Years Ending April 30,	Mortgage Loan	Capital Lease	Total
2008	$135	$37	$172
2009	515	134	649
2010	548	—	548
2011	583	—	583
2012	620	—	620
Thereafter	25,176	—	25,176
Total	$27,577	$171	$27,748

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

As of January 31, 2008, $27.6 million was outstanding under the Mortgage Loan. At January 31, 2008, the interest rate under the Mortgage Loan was 4.0%. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of January 31, 2008.

In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.27% per annum. The Company remeasures the swap at fair value at each balance sheet date and records it as either an asset or a liability, depending on whether the fair value represents a net gain or net loss. As of January 31, 2008, the Company recorded $2.5 million in “Other long-term liabilities.” For the three and nine months ended January 31, 2008, the Company recorded losses of $1.8 million and $2.0 million, respectively, in “Other income (expense), net.”

Lines of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under these four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at January 31, 2008, there were no borrowings outstanding under these facilities.

Capital Lease Obligations

In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through February 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of January 31, 2008, $171,000 was outstanding under the capital lease. As of January 31, 2008, $16,000 was classified as a long-term obligation.

Note 9 — Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three and nine months ended January 31, 2008, 7,839,000 and 5,459,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the average trading price of the Company’s common stock as reported on The Nasdaq Stock Market for the periods presented). For the three and nine months ended January 31, 2007, 10,723,000 and 5,538,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive.

The Company’s earnings per share were calculated under the provisions of the Statement of Financial Accounting Standards (or “SFAS”) No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. In June 2006, SOI issued options exercisable for an additional 700,000 shares of its own common stock. Most recently, in October 2007, SOI issued options to various of its employees exercisable for 600,000 shares of its common stock. In the calculation of its earnings per share for the three and nine months ended January 31, 2008 and 2007, the Company included the effect of SOI’s options in its consolidated earnings per share.

The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Basic:
Numerator:
Net income	$22,463	$4,130	$55,950	$25,426

Denominator:
Weighted average common shares for net income per share	55,386	54,872	55,041	54,631

Basic net income per share	$0.41	$0.08	$1.02	$0.47

Diluted:
Numerator:
Net income	$22,463	$4,130	$55,950	$25,426
Dilutive effect of SOI consolidation	(1)	(1)	—	(3)
Net income for diluted computation	$22,462	$4,129	$55,950	$25,423

Denominator:
Denominator for basic net income per share	55,386	54,872	55,041	54,631
Weighted average effect of dilutive securities:
Common stock options	441	1,013	542	878
Weighted average common shares for diluted net income per share	55,827	55,885	55,583	55,509

Diluted net income per share	$0.40	$0.07	$1.01	$0.46

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

Note 10 — Segment and Geographic Information

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three and nine months ended January 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
OEMs and VARs	69.1%	51.1%	67.6%	60.7%
Distributors	30.9	48.9	32.4	39.3
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
China	$192,683	$104,351	$545,191	$271,312
Taiwan	11,542	9,923	42,145	66,975
United States	3,282	309	7,170	4,061
All other	17,414	19,798	36,171	66,564
Total	$224,921	$134,381	$630,677	$408,912

The Company’s long-lived assets are located in the following countries (in thousands):

	January 31,	April 30,
	2008	2007
Taiwan	$78,591	$71,953
China	46,193	22,053
United States	48,735	41,896
All other	505	542
Total	$174,024	$136,444

Note 11 — Employee Stock Purchase, Equity Incentive and Stock Option Plans

2007 Equity Incentive Plan

In September 2007, on the recommendation of the Company’s board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan also allows for the grant of full value awards. Through January 31, 2008, the Company had granted stock options for 108,000 shares to employees under the 2007 Plan.

In November 2007, the Company’s board of directors approved the termination of the Company’s 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

The Company’s equity incentive and stock-based compensation plans as of January 31, 2008 are summarized as follows (in thousands):

		Shares
	Shares	Available	Options
Name of Plan	Authorized	for Grant	Outstanding
1995 Stock Plan	—	—	79
2000 Stock Plan	—	—	13,630
2000 Director Option Plan	—	—	287
2007 Plan	6,000	5,892	108
Total	6,000	5,892	14,104

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, and the related weighted average exercise price, for the nine months ended January 31, 2008:

		Options outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Price Per Share
	(in thousands)	(in thousands)
Balance at May 1, 2007	1,743	12,537	$18.54
Replenished	3,137	—	—
Cancellation of 2000 Stock Plan	(1,766)
Cancellation of 2000 Director Option Plan	(803)
Adoption of 2007 Plan	6,000
Stock options granted	(2,891)	2,891	15.49
Stock options exercised	—	(801)	12.93
Stock options expired or forfeited	472	(523)	20.77
Balance at January 31, 2008	5,892	14,104	18.15
Vested and expected to vest at January 31, 2008		13,681	$18.13

As of January 31, 2008 and April 30, 2007, options to purchase 7,659,000 and 6,126,000 shares, respectively, were vested.

The total intrinsic value of options exercised during the three and nine months ended January 31, 2008 was $216,000 and $7.1 million, respectively. Total cash received from employees as a result of employee stock option exercises during the nine months ended January 31, 2008 and 2007 was approximately $10.4 million and $7.6 million, respectively.

As of January 31, 2008, net of forfeitures, there was $48.5 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.4 years. For the 2000 Purchase Plan, as of January 31, 2008, there was $1.8 million of unrecognized compensation expense which the Company expects to recognize over a weighted average period of 1.0 years. As of April 30, 2007, net of forfeitures, there was $44.5 million of unrecognized compensation cost related to unvested stock options, which the Company expected to recognize over a weighted average period of 1.2 years. For the 2000 Purchase Plan, as of April 30, 2007, there was $1.2 million of unrecognized compensation cost which the Company expected to be recognized over a weighted average period of 1.1 years. The Company’s current practice is to issue new shares to settle share option exercises.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

Valuation Assumptions

SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statements of Income. The Company measures the fair value of stock-based compensation awards using Black-Scholes consistent with the provisions of SFAS No. 123(R) and SEC SAB No. 107. Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted was $9.01 and $7.11 during the three and nine months ended January 31, 2008, respectively. The per share weighted average estimated grant date fair value for employee options granted was $8.32 and $11.44 during the three and nine months ended January 31, 2007, respectively.

The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three and nine months ended January 31, 2008 and 2007:

	Employee Stock Option Plans
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Risk-free interest rate	3.08%	4.53%	4.77%	4.92%
Expected term of options (in years)	4.0	4.2	4.0	4.1
Expected volatility	57.0%	55.0%	52.5%	64.3%
Expected dividend yield	0%	0%	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2008 was $5.62 for both periods. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2007 was $6.54 and $7.41, respectively.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Risk-free interest rate	4.74%	4.95%	4.89%	5.03%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	39.5%	46.8%	45.7%	52.0%
Expected dividend yield	0%	0%	0%	0%

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

•                  Expected volatility: Upon the adoption of SFAS No. 123(R), the Company determined expected volatility based on an average between the historical volatility of the Company’s common stock and the implied volatility based on the Company’s traded options with lives of six months or more. Averaging two data sources

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

may provide a better proxy to what market place participants would use to value the Company’s options. Previously, the Company determined expected volatility based on the historical volatility of the Company’s common stock.

•                  Dividend yield: The dividend yield assumption reflects the Company’s intention not to pay a cash dividend under its dividend policy.

•                  Estimated pre-vesting forfeitures: When estimating pre-vesting forfeitures, the Company considers forfeiture behavior based on actual historical information.

Note 12 — Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the nine months ended January 31, 2008 (in thousands):

Additional Paid-in Capital
Balance at May 1, 2007	$329,012
Exercise of stock options	10,360
Employee stock purchase plan	3,852
Compensation related to stock options	21,628
Tax benefits of disqualified dispositions	2,000
Balance at January 31, 2008	$366,852

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

In February 2007, the Company’s board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as it deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of January 31, 2008, the Company had cumulatively repurchased 671,000 shares of its common stock under the open-market program for an aggregate cost of approximately $11.4 million.

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

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

$1.3 million related to the federal tax benefit on state unrecognized tax benefits and interest, if recognized. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The Company’s policy to include interest, penalties and foreign exchange gain or loss related to unrecognized tax benefits within the provision for income taxes on the Condensed Consolidated Statements of Income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption, the Company had accrued $5.1 million and $7.4 million for potential interest and penalties, respectively. During the three and nine months ended January 31, 2008, the Company accrued approximately $0.6 million and $2.0 million of interest. As a result of a change in tax law in a foreign jurisdiction during the first quarter of fiscal 2008, the Company reduced the total amount of gross unrecognized tax benefits, as well as its accrual for penalties, by $4.5 million.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal, U.S. state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2003. Over the next twelve months, the Company does not anticipate any material change to the balance of gross unrecognized tax benefits.

Note 15 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, Shanghai OmniVision IC Design Co. Ltd. (“SDC”), which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, SDC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $30.0 million to develop the land and construct facilities, which amount includes the Purchase Price. As of January 31, 2008, the Company has contributed $8.5 million of the $30.0 million total investment. Construction of the facilities on the land must be completed by June 30, 2009, pursuant to contractual agreement, subject to an additional one-year extension under limited circumstances. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use SDC’s registered capital to partially fund its commitment to this project.

The Company has various commitments arising from the Amended VisEra Agreement, and the subsequent amendments to it. In particular, as of January 31, 2008, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through January 31, 2008, the Company has contributed $51.6 million to VisEra and VisEra Cayman and, as of January 31, 2008, the Company has effectively met its commitment under the terms of this agreement. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman. To the extent, if any, that the value of assets contributed in the future exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Notes 5 and 16.)

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

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including OmniVision, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. On August 14, 2007, plaintiffs filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six test cases, which the defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

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

On June 10, 2004, the first of several putative class actions was filed against the Company and certain of its present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased its common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserted claims on behalf of purchasers of the Company’s common stock between June 11, 2003 and June 9, 2004, and sought unspecified damages. The consolidated complaint generally alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to the Company’s financial restatement. On July 29, 2005, the Court denied the Company’s motion to dismiss the complaint. The parties engaged in settlement discussions and, in November 2006, reached an agreement in principle to settle the litigation. The total amount of the settlement was approximately $13.8 million, of which the Company agreed to contribute approximately $0.8 million and the remainder was to be funded by insurance carriers that issued Directors and Officers liability insurance policies to the Company. During fiscal 2007, the Company accrued $3.3 million as its share of the settlement, including unreimbursed defense costs, net of the $13.0 million in recoverable insurance proceeds. The parties executed a Stipulation of Settlement that was filed with the Court on May 15, 2007. On May 25, 2007, the Court issued an Order preliminarily approving the settlement and at a hearing on September 7, 2007, the Court determined that the settlement was fair, reasonable and adequate to the purported class. On December 6, 2007, the Court issued its order granting final approval of the settlement and entered the judgment. The settlement and Court Order are now final and the litigation is concluded.

On February 21, 2008, the Company filed a lawsuit against Qualcomm Incorporated in the United States District Court for the Northern District of California alleging claims of trademark infringement arising from Qualcomm’s use of, and attempt to register, the mark OMNIVISION for a computer hardware system and related services. The Company seeks an injunction and unspecified damages. The Company had previously filed opposition proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark office against Qualcomm’s applications to register the OMNIVISION mark, and the Company has now moved to suspend those proceedings based upon the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

new parallel federal litigation. The Company has not yet served Qualcomm and the Company does not yet know how Qualcomm will respond to the litigation.

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

In the second quarter of fiscal 2006, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to Hua Wei Semiconductor (Shanghai) Co. Ltd. (“HWSC”). The Company compensates ImPac for the services provided in accordance with the Company’s policy regarding related party transactions. The Company’s board of directors approved the agreement, which may be cancelled by either party at any time. During the three months ended January 31, 2007, the Company and ImPac agreed to terminate ImPac’s management and support services and to initiate payment of licensing fees for HWSC’s use of certain software developed by ImPac. During the three and nine months ended January 31, 2008, the Company paid ImPac approximately $29,000 and $119,000 in software licensing fees. In addition, for the three and nine months ended January 31, 2008, the Company paid ImPac approximately $3.8 million and $10.2 million for manufacturing services. During the three and nine months ended January 31, 2007, the Company paid ImPac approximately $182,000 and $647,000 as compensation for management and support services and approximately $33,000 for both periods in software licensing fees.

The Company consolidated VisEra’s operating results from August 1, 2005 to December 31, 2006. Subsequently, the Company has accounted for its investment in VisEra under the equity method. For the three and nine months ended January 31, 2008, the Company paid $21.6 million and $78.3 million to VisEra for color filter and other manufacturing services. For the three and nine months ended January 31, 2007, the Company paid $13.2 million to VisEra for color filter and other manufacturing services.

In May 2007, the Company purchased a 19.98% ownership in WLCSP for $9.0 million. For the three and nine months ended January 31, 2008, the Company paid $6.2 million and $14.2 million to WLCSP for chip scale packaging services.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2008 and 2007

(unaudited)

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged in with related parties in the ordinary course of business in the three and nine months ended January 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
SOI transactions with:
ImPac:
Purchases of manufacturing services	$290	$945	$1,390	$3,359
Balance payable at period end	222	549	222	549
PSC:
Purchases of wafers	762	2,250	5,277	4,719
Rent and other services	14	4	41	41
Balance payable at period end	413	330	413	330
VisEra:
Purchases of manufacturing services	5	—	5	—
Balance payable at period end	5	—	5	—

VisEra transactions with:
ImPac:
Purchases of manufacturing services	—	3,805	—	10,899
Balance payable at period end	—	2,586	—	2,586
TSMC:
Sales to TSMC	579	416	1,674	1,378
Purchases of manufacturing services	287	223	891	676
Rent, utilities and other services	1,500	1,556	5,275	3,513
Balance payable at period end	822	621	822	621
WLCSP:
Purchases of manufacturing services	—	—	1,531	—
SOI:
Sales to SOI	5	—	5	—
Balance receivable at period end	$5	$—	$5	$—

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the extent of future sales through distributors, future growth trends and opportunities in certain markets, the development, introduction and capabilities of new products, the establishment of partnerships with other companies, increased unit volume sales, the increase of competition in our industry, the continued importance of the camera cell phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, future expenses, our effective tax rate for fiscal 2008, our future investments, our working capital requirements in fiscal 2008 and thereafter, the effect of a change in foreign currency rates, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 49 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or the SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision and OmniPixel are registered trademarks of OmniVision Technologies, Inc. CameraChip, OmniPixel2, OmniPixel3, OmniPixel3-HS, Square Graphics Array and TrueFocus are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of OmniVision CDM Optics, Inc.

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

In May 2007, we announced the introduction of the latest generation of our OmniPixel architecture, our OmniPixel3™ architecture. The OmniPixel3 architecture is based on a 1.75μ x 1.75μ pixel and uses a 0.11μ process geometry which further reduces the size of a given sensor array without any reduction in image quality.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In February 2008, we announced our new OmniPixel3-HS™ architecture, which incorporates a new pixel design that doubles the sensitivity of our 1.75µm OmniPixel3 architecture. The performance of the new OmniPixel3-HS architecture significantly enhances image capture under very low lighting conditions, and thereby, we believe, allows for a new generation of compact camera solutions for mobile handsets, notebook computers and other applications that require exceptional low-light performance without the need for flash.

Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected production or performance issues with future products. During the early stages of production, production yields and gross margins for products based on new technology are typically lower than those of established products.

New Products

In February 2007, we announced the details of the OV7680, a 1/10 inch VGA CameraChip sensor designed for entry-level camera phones, for secondary cameras in 3G handsets, and for integrated notebook PC cameras. The OV7680 sensor incorporates a unique non-linear lens shift technology, which permits a reduction in the height of the camera module to just 3.17mm.

In March 2007, we introduced the OV10620, our first color High Dynamic Range, or HDR, CMOS image sensor for mass market applications. The OV10620 has the capacity to capture widely differing light levels in a single image and to rapidly adjust to changes in light levels, much like the human eye under quickly changing light conditions. The OV10620 rapidly switches to HDR mode to handle extreme variations of bright and dark conditions and automatically switches back to non-HDR mode when conditions return to normal. The single-chip sensor also has a spectral light sensitivity of up to 1,000 nm, which is near infrared sensitivity.

In June 2007, we introduced the OV3640, the first fully integrated 3.2-megapixel CameraChip sensor in a 1/4-inch format. Based on the original 1.75-micron OmniPixel3 architecture, the OV3640 is small enough to fit the standard 8 x 8mm sockets used in 2.0-megapixel camera phones, making it an ideal drop-in upgrade for existing handset designs. The highly integrated OV3640 features a high-speed two-lane mobile industry processor interface, or MIPI, to enable the fast transfer of large blocks of data, which is critical to making effective use of increased camera resolutions. In addition, the sensor incorporates advanced image signal processing and onboard JPEG compression to allow existing baseband processors without MIPI to support a camera upgrade to 3.2 megapixels at 15 frames per second in full resolution. In addition to MIPI, the OV3640 also incorporates advanced image stabilization functionality similar to that used in digital still camera, or DSC, and camcorder products. The OV3640 entered volume production in January 2008.

In June 2007, we announced that we had begun volume shipments of our OV6680 high-performance Square Graphics Array™, camera chip sensor. With its unique 400 x 400 array, low-light sensitivity and small form factor, the OV6680 is intended primarily for use in secondary cameras for the 3G video phone market and for entry-level, ultra-thin camera phone designs. We anticipate significant growth in these markets during the next several years.

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

In October 2007, we announced that the smallest of our family of CMOS imaging devices, the 1/18-inch OV6920 sensor, is a key component of Avantis Medical Systems, Inc. Third Eye™ Retroscope™ auxiliary endoscopy system. The disposable miniature video endoscope has already been cleared by the FDA for commercial distribution in the United States. Its distal tip diameter of just 3.5 mm allows it to fit through the instrument channels of standard-size endoscopes, called colonoscopes, used in colonoscopy. Before the development of the Third Eye Retroscope, endoscopes this small could typically be made only through the use of fiber optic bundles that relay the image to a larger sensor positioned outside the body. Through a strategic partnership with OmniVision, Avantis has succeeded in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

placing a complete imaging system, including miniaturized video sensor, signal processing circuitry and integrated lens elements, right at the tip of the catheter.

In January 2008, we introduced two new products. The first, the OV9710, is OmniVision’s first true high-definition, or HD, video CameraChip sensor for mobile handset and notebook PC markets. The OV9710 is a 1-megapixel CMOS sensor built with OmniVision’s proprietary OmniPixel3 architecture and a 3x3 micron pixel for optimal low-light sensitivity and high-quality HD video performance at 30 frames per second, or FPS. We designed the OV9710 specifically to meet all camera cell phone (1280 x 720) and PC multimedia (1280 x 800) market requirements in terms of performance, quality, reliability and power consumption.

The second new product is the OV7725. The 1/4-inch OV7725 is built with a 6x6 micron pixel to deliver the ultra-high light sensitivity required for the low light conditions in which most consumers use their notebook computers. The OV7725 is a highly integrated CMOS CameraChip sensor that provides the full functionality of a VGA camera and image processor on a single chip. A unique feature of the OV7725 is its high chief ray angle which allows for a reduction in module height, a critical element in building cameras that can fit in today’s thin notebook computers. A second highlight of the OV7725 is its ability to operate at 60 FPS, in VGA mode, or 120 FPS in quarter VGA, or QVGA, for optimal performance in PC multimedia and gaming applications.

In February 2008, we introduced two new products. The first, the OV3642, is a 1/4-inch, 3-megapixel CameraChip sensor with TrueFocus technology embedded on-chip. The fully integrated OV3642 is built with our new OmniPixel3-HS technology and offers best-in-class low light performance.

The second new product is the OV7690, a VGA CameraChip sensor with a 1/13-inch form factor. The OV7690’s new 1.75-micron OmniPixel3-HS architecture combined with a unique, non-linear micro lens shift technology allows for a significant reduction in distance between the sensor and the lens, and thus enables OmniVision to significantly reduce the module height while maintaining the highest levels of image quality and camera performance. The result is an ultra-thin camera module of just 4.5 x 4.5 and a height of only 2.8 mm, a critical dimension both for slim camera phones and for notebook applications where the camera module can be no thicker than the LCD housing.

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

Effective January 1, 2007, by mutual agreement, we assumed responsibility for the logistics management services previously provided to us by VisEra. As a consequence, we concluded that we had lost our status as the primary beneficiary of the joint venture and that VisEra had ceased to be a variable interest entity, or VIE, as defined under FIN 46(R). As a result, we deconsolidated VisEra as of the date of the change. As a consequence of the deconsolidation, effective January 1, 2007, we account for our investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on our reported revenue or reported net income for fiscal 2007. See Note 5 — “Long-term Investments” to our condensed consolidated financial statements.

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

In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. In July 2006, SOI declared a cash dividend of $482,000, of which we received $237,000 when the cash dividend was paid in August 2006. SOI also issued shares to its employees in July 2006, with an estimated fair value of $459,000 which caused our ownership percentage to decline from 49.0% to 46.6%. In April 2007, SOI became listed on the Taiwan GreTai Securities Market, or TGSM. The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused our ownership percentage to decline to 44.0% as of January 31, 2008.

During the nine months ended January 31, 2008, SOI paid a cash dividend of $409,000, of which we received $184,000. In October 2007, SOI issued options to various of its employees exercisable for 600,000 shares of its common stock. See Note 6 — “Consolidated Affiliate — Silicon Optronics, Inc.” to our condensed consolidated financial statements.

Acquisition of CDM

In April 2005, we completed the acquisition of OmniVision CDM Optics, Inc., or CDM, formerly CDM Optics, Inc., a company located in Boulder, Colorado. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an

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

Capital Resources

As of January 31, 2008, we held approximately $275.5 million in cash and cash equivalents and approximately $87.8 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in global financial markets.

In June 2005, our board of directors authorized us to use up to $100 million of our available cash in an open-market program to repurchase our common stock. At the expiration of the program in June 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of January 31, 2008, we had cumulatively repurchased 671,000 shares of our common stock under the open-market program for an aggregate cost of approximately $11.4 million. See Note 13 — “Treasury Stock” to our condensed consolidated financial statements.

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

The overwhelming majority of sales of our products depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular product requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver on time reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 900 million image sensors, including approximately 130 million in the third quarter of fiscal 2008. We believe that this demonstrates the capabilities of our production system, including our sources of offshore fabrication.

We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to a joint venture. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

To increase and enhance our production capabilities, last year we completed a project with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase from two to four the number of its fabrication facilities, at which our products can be produced. VisEra, our joint venture with TSMC and our investments in three key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. In January 2007, we amended our joint venture agreement with TSMC to each invest an additional $27.0 million in VisEra, and VisEra is currently expanding its capacity. Separately, TSMC purchased 90.5 million shares from XinTec to enable XinTec to expand its capacity. In February 2007, we also entered into a foundry manufacturing agreement with PSC.

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

We believe that the market opportunity represented by camera cell phones remains very large. We benefited from the growth in shipments of image sensors, for camera cell phones in fiscal 2007 and in the first nine months of fiscal 2008. Demand increases were particularly strong for our VGA and 2.0-megapixel image sensors.

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

We have migrated the production of our OmniPixel2 sensors to 0.13µ process geometries, which has enabled us to increase the resolution of our image sensors while decreasing overall chip size. As part of our ongoing efforts to achieve both higher resolutions and smaller chip sizes, we initiated mass production volumes of our OmniPixel3 sensors with 0.11µ process technologies in January 2008. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as the unexpected back-end problems that resulted in low yields on two of our products, the first of which arose in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Sources of Revenues

We generate almost all our revenue by selling our products directly to OEMs and VARs and indirectly through distributors. For accounting purposes, we treat sales to OEMs and VARs as one source of revenue, and sales to distributors as another and our revenue recognition policies for the two groups are different. In general, we sell to our customers on FOB shipping point or FCA terms.

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

For shipment of products sold to distributors under agreements allowing for returns or credits, title and the risk of ownership to the products transfer to the distributor upon shipment; however, prices are not fixed or determinable until the distributor resells the products to our end-user customer and the distributor notifies us in writing of the details of such sales transactions. Accordingly, we recognize revenue using the “sell-through” method under which we defer the revenue and the related costs of sale until the final resale of such products to end customers. The amounts billed to these distributors less the cost of inventory shipped to, but not yet sold by, the distributors is shown net on the Condensed Consolidated Balance Sheets as “Deferred income.” Accounting for revenue on the “sell-through” method requires that we obtain sales and inventory information from our distributors. As part of our internal control process, we observe our distributors’ physical counts of their inventories of our products on a regular basis.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007. Other than for policies that are related to the adoption of FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, there have been no material changes in any of our critical accounting policies since April 30, 2007.

Accounting for Income Taxes

We adopted FIN 48 and related guidance on May 1, 2007. See Note 14 — “Income Taxes” to our condensed consolidated financial statements. Under FIN 48, we are required to make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may increase or decrease our tax provision in a subsequent period. Similarly, for tax liabilities denominated in a currency other than the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

US dollars, changes in the value of the denominated currency will increase or decrease our tax provision in a subsequent period.

We also have to assess the likelihood that we will be able to realize our deferred tax assets. If realization is not likely, we are required to increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate we will not ultimately realize. We believe that we will ultimately realize a substantial majority of the deferred tax assets recorded on our condensed consolidated balance sheets. However, should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determined that it is more likely than not that the benefit of our deferred tax assets will not be realized.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Because we are required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This re-evaluation is based on factors including, but not limited to, changes in facts or circumstances, and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an addition to the tax provision for the period.

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.9	75.1	74.6	68.5
Gross margin	27.1	24.9	25.4	31.5
Operating expenses:
Research, development and related	9.0	12.3	9.1	12.7
Selling, general and administrative	6.9	12.4	7.4	11.0
Litigation settlement	—	—	—	0.8
Total operating expenses	15.9	24.7	16.5	24.5
Income from operations	11.2	0.2	8.9	7.0
Interest income, net	1.5	3.1	1.6	2.7
Other income (expense), net	(0.4)	(0.5)	(0.2)	0.2
Income before income taxes and minority interest	12.3	2.8	10.3	9.9
Provision for (benefit from) income taxes	2.3	(1.0)	1.4	2.3
Minority interest	—	0.7	—	1.4
Net income	10.0%	3.1%	8.9%	6.2%

Three Months Ended January 31, 2008 as Compared to Three Months Ended January 31, 2007

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including camera cell phones, notebooks and personal computers, security and surveillance cameras, digital still cameras, interactive video and toy cameras and automotive products. Revenues for the three months ended January 31, 2008 increased by 67.4% to approximately $224.9 million from $134.4 million for the three months ended January 31, 2007. The increase in revenues was due to an increase in unit sales of our image-sensor products, primarily for cell phones, notebooks and personal computers, partially offset by a decline in our average selling prices and a less favorable product mix.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended January 31, 2008 and 2007:

	Three Months Ended
	January 31,
	2008	2007
OEMs and VARs	69.1%	51.1%
Distributors	30.9	48.9
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended January 31, 2008, one OEM customer accounted for approximately 13.1% of our revenues. For the three months ended January 31, 2008 and 2007, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the three months ended January 31, 2008, one distributor customer accounted for approximately 19.8% of our revenues. In the three months ended January 31, 2007, two distributor customers accounted for approximately 18.4% and 15.9%, respectively, of our revenues. For the three months ended January 31, 2008 and 2007, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2008 and 2007:

	Three Months Ended
	January 31,
	2008	2007
Domestic sales	1.5%	0.2%
Foreign sales	98.5	99.8
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended January 31, 2008 was 27.1%, up from 24.9% for the three months ended January 31, 2007. The principal contributor to the year-over-year increase in gross margin was reductions in our production costs, partially offset by the decline in our average selling prices. During the three months ended January 31, 2008, the average selling prices of our products were lower than they were in the year-earlier period.  In addition to the price declines which are standard in our industry, the decline in average selling prices was due in part to an increase in the proportion of sales represented by VGA image sensors, and in part also to an increase in the proportion of sales represented by bare die rather than packaged products. We were able to partially offset the decline in average selling prices by reducing our manufacturing costs. In the three-month periods ended January 31, 2008 and 2007, in accordance with SFAS No. 123(R), we recorded approximately $0.9 million and $1.0 million in stock compensation expense to cost of revenues, representing approximately 0.4% and 0.7% of revenues, respectively.

Revenue from sales of previously reserved products in the three months ended January 31, 2008 was $1.9 million, as compared to $3.8 million during the same period in the prior fiscal year. In the three months ended January 31, 2008,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

we recorded an allowance for excess and obsolete inventory totaling $5.5 million to cost of revenues as compared to $3.4 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs we release to the foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended January 31, 2008 increased to approximately $20.1 million from approximately $16.5 million for the three months ended January 31, 2007. As a percentage of revenues, research, development and related expenses for the three months ended January 31, 2008 and 2007 represented 9.0% and 12.3%, respectively.

The increase in research, development and related expenses of approximately $3.6 million, or 21.8%, for the three months ended January 31, 2008 from the similar period in the prior year resulted primarily from a $1.8 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $0.6 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R), a $0.6 million increase in legal expense primarily related to patent registration activities, a $453,000 increase in office and facility expenses and a $259,000 increase in depreciation and amortization expenses of acquired intangible assets, partially offset by a $74,000 reduction in non-recurring engineering expenses related to new product development. We anticipate that our research, development and related expenses will continue to increase as we develop and introduce new products employing our OmniPixel3, OmniPixel3-HS and Wavefront Coding technologies and develop other new technologies related to image sensors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended January 31, 2008 decreased to approximately $15.6 million from $16.6 million the three months ended January 31, 2007. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2008 and 2007 represented 6.9% and 12.4%, respectively.

The decrease in selling, general and administrative expenses of approximately $1.1 million, or 6.4%, for the three months ended January 31, 2008 from the similar period in the prior year resulted primarily from a $0.5 million reduction in stock-based compensation expense recognized in accordance with SFAS No. 123(R), a $447,000 decrease in legal and accounting expenses, a $252,000 decrease in provisions for bad debts, a $201,000 decrease in commissions paid primarily to distributors and sales representatives, a $176,000 decrease in facility expenses, a $175,000 decrease in marketing expenses and a $151,000 decrease in fees for outside services, partially offset by a $0.8 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, and other management information systems.

Interest Income, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income declined to approximately $3.4 million for the three months ended January 31, 2008 from $4.2 million for the three months ended January 31, 2007. The reduction in interest income for the three months ended January 31, 2008 as compared to the corresponding period in the prior year was the result of lower interest rates.

Other Income (Expense), Net

Other income (expense), net, for the three months ended January 31, 2008 totaled $1.0 million in net expenses. The current quarter amount included a $1.8 million non-cash charge arising from the revaluation of the interest rate

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

swap related to the mortgage on our Santa Clara property and a $38,000 loss that represented our portion of the net loss recorded by ImPac Technology Co., Ltd., or ImPac, which we account for under the equity method of accounting. These losses were partially offset by a $0.8 million gain consisting of our portion of the net income recorded by China WLCSP Limited, or WLCSP, which we also account for under the equity method of accounting. Other income (expense), net, for the three months ended January 31, 2007 was expense of $0.8 million. This amount included a gain of $412,000, which represented our portion of the income recorded by XinTec in the months of November and December 2006, the final months for which we accounted for XinTec under the equity method of accounting prior to our reversion to the cost method beginning on January 1, 2007. In addition, other income (expense), net, for the three months ended January 31, 2007 included a gain of $32,000 as our portion of the income recorded by ImPac, which we account for under the equity method of accounting. Offsetting these items during the three months ended January 31, 2007 was a $1.3 million contra-income item, which reflected residual income attributable to the 54.6% interest in VisEra that we do not own. Prior to the deconsolidation, income attributable to the equity interest that we do not own was recorded to minority interest expense. The income was earned through our sale of inventory purchased from VisEra prior to January 1, 2007, the effective date of the deconsolidation.

Provision for Income Taxes

We generated approximately $27.7 million and $3.8 million in income before income taxes and minority interest for the three months ended January 31, 2008 and 2007, respectively. We recorded a provision for income taxes for the three months ended January 31, 2008 of approximately $5.1 million and an income tax benefit of approximately $1.3 million for the three months ended January 31, 2007. For the three months ended January 31, 2008 and 2007, our effective tax rates were 18.6% and (35.4)%, respectively. In both years, our effective tax rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a significant portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rate. We expect that our consolidated effective tax rate in fiscal 2008 will continue to be less than the combined federal and state statutory rates. The extent of the difference is principally contingent upon the geographic mix of our total pre-tax income. We adopted the provisions of FIN 48 on May 1, 2007. The effect of adoption of FIN 48 on our Condensed Consolidated Balance Sheets as of May 1, 2007 is summarized in Note 14 — “Income Taxes” to our condensed consolidated financial statements.

Minority Interest

Minority interest for the three months ended January 31, 2008 and 2007 was $50,000 and $1.0 million, respectively. For the three months ended January 31, 2008 and 2007, $50,000 and $73,000, respectively, represents the 56.0% interest that we do not own in the net income of SOI. For the three months ended January 31, 2007, approximately $0.9 million represents the 54.4% interest that we did not own in the net income of VisEra. Because we deconsolidated VisEra effective January 1, 2007, we did not record any minority interest expense in VisEra for the three months ended January 31, 2008.

Nine Months Ended January 31, 2008 as Compared to Nine Months Ended January 31, 2007

Revenues

Revenues for the nine months ended January 31, 2008 increased by 54.2% to approximately $630.7 million from $408.9 million for the nine months ended January 31, 2007. The increase in revenues was due to an increase in unit sales of our image-sensor products, primarily for cell phones, notebooks and personal computers, and a more favorable product mix offset, in part, by a decline in our average selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the nine months ended January 31, 2008 and 2007:

	Nine Months Ended
	January 31,
	2008	2007
OEMs and VARs	67.6%	60.7%
Distributors	32.4	39.3
Total	100.0%	100.0%

OEMs and VARs.   In the nine months ended January 31, 2008, one OEM customer accounted for approximately 15.5% of our revenues. In the nine months ended January 31, 2007, one OEM customer accounted for approximately 13.6% of our revenues. For the nine months ended January 31, 2008 and 2007, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the nine months ended January 31, 2008, one distributor customer accounted for approximately 20.5% of our revenues. In the nine months ended January 31, 2007, two distributor customers accounted for approximately 14.6% and 12.4% of our revenues, respectively. For the nine months ended January 31, 2008 and 2007, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2008 and 2007:

	Nine Months Ended
	January 31,
	2008	2007
Domestic sales	1.1%	1.0%
Foreign sales	98.9	99.0
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the nine months ended January 31, 2008 was 25.4%, down from 31.5% for the nine months ended January 31, 2007. The principal contributor to the year-over-year decline in gross margin was the decline in our average selling prices, together with an increase in the proportion of our sales represented by VGA image sensors, partially offset by reductions in our production costs. In both the nine months ended January 31, 2008 and 2007, in accordance with SFAS No. 123(R), we recorded approximately $2.9 million in stock-based compensation expense to cost of revenues, or 0.5% and 0.7% of revenues, respectively.

Revenue from sales of previously reserved products in the nine months ended January 31, 2008 was $5.3 million, as compared to $10.8 million during the same period in the prior fiscal year. In the nine months ended January 31, 2008, we recorded an allowance for excess and obsolete inventory totaling $17.9 million to cost of revenues as compared to $5.8 million during the same period in the prior fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Research, Development and Related Expenses

Research, development and related expenses for the nine months ended January 31, 2008 increased to approximately $57.7 million from approximately $52.0 million for the nine months ended January 31, 2007. As a percentage of revenues, research and development expenses for the nine months ended January 31, 2008 and 2007 represented 9.1% and 12.7%, respectively.

The increase in research, development and related expenses of approximately $5.7 million, or 11.0%, for the nine months ended January 31, 2008 from the similar period in the prior year resulted primarily from a $4.9 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $1.1 million increase in office and facility expenses, a $0.7 million increase in depreciation and amortization expenses of acquired intangible assets and a $0.7 million increase in legal expenses, partially offset by a $1.3 million decrease in non-recurring engineering expenses related to new product development, a $379,000 reduction in stock-based compensation expense recognized in accordance with SFAS No. 123(R) and a $342,000 decrease in software expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended January 31, 2008 increased to approximately $46.5 million from $44.9 million for the nine months ended January 31, 2007. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2008 and 2007 represented 7.4% and 11.0%, respectively.

The increase in selling, general and administrative expenses of approximately $1.7 million, or 3.7%, for the nine months ended January 31, 2008 from the similar period in the prior year resulted primarily from a $3.1 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $1.2 million increase in legal and accounting expenses due primarily to an increase in legal fees, a $479,000 increase in property and other taxes and a $211,000 increase in insurance expense, partially offset by a $0.8 million reduction in stock-based compensation expense recognized in accordance with SFAS No. 123(R), a $0.7 million decrease in fees for outside services, a $0.6 million decrease in facility expenses, and a $0.6 million decrease in commissions paid primarily to distributors and sales representatives.

Litigation Settlement

We accrued $3.3 million in litigation settlement expenses for the nine months ended January 31, 2007, to reflect our share of the settlement of the securities class action lawsuit filed in the United States District Court for the Northern District of California. Litigation settlement expenses for the nine months ended January 31, 2007 represented 0.8% of revenue, and the litigation is now concluded. (See “Note 15 — Commitments and Contingencies” of the Notes to our condensed consolidated financial statements.)

Interest Income, Net

Interest income for the nine months ended January 31, 2008 decreased slightly to approximately $10.1 million from $11.0 million for the nine months ended January 31, 2007. The reduction in interest income for the nine months ended January 31, 2008 as compared to the corresponding period in the prior year was the result of lower interest rates.

Other Income (Expense), Net

Other income (expense), net, for the nine months ended January 31, 2008 totaled $1.1 million in expenses. The amount included a non-cash $2.0 million charge arising from the revaluation of the interest rate swap related to the mortgage on our Santa Clara property and a $244,000 loss for the nine months ended January 31, 2008 as our portion of the net loss recorded by ImPac which we account for under the equity method of accounting. These losses were partially offset by a $0.9 million gain consisting of our portion of the net income recorded by WLCSP, which we also account for under the equity method of accounting. Other income (expense), net, for the nine months ended January 31, 2007 was income of $0.9 million and consisted of $1.7 million representing our portion of the income recorded by XinTec and $379,000 representing our portion of the income recorded by ImPac.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Provision for Income Taxes

We generated approximately $64.9 million and $40.4 million in income before income taxes and minority interest for the nine months ended January 31, 2008 and 2007, respectively. We recorded provisions for income taxes for the nine months ended January 31, 2008 and 2007 of approximately $8.9 million and $9.2 million, respectively. For the nine months ended January 31, 2008 and 2007, our effective tax rates were 13.8% and 22.7%, respectively. Year-to-date income taxes reflect our estimate of the effective tax rate for the fiscal year and include, when applicable, the impact of discrete tax items. The lower effective tax rate for the nine months ended January 31, 2008 as compared to the nine months ended January 31, 2007 is principally due to the favorable impact of the change in the expected geographical mix of income and the benefit recorded in the three months ended July 31, 2007 attributable to the release of unrecognized tax benefits including interest and penalties that were no longer required as a result of a change in tax law in a foreign jurisdiction in which we do business. In both years, our effective tax rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a significant portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rate. We adopted the provisions of FIN 48 on May 1, 2007. The effect of adoption of FIN 48 on our Condensed Consolidated Balance Sheets as of May 1, 2007 is summarized in Note 14 — “Income Taxes” to our condensed consolidated financial statements.

Minority Interest

Minority interest for the nine months ended January 31, 2008 and 2007 was $56,000 and $5.8 million, respectively. For the nine months ended January 31, 2008 and 2007, approximately $56,000 and $342,000, respectively, represents the approximately 56.0% interest that we do not own in the net income of SOI which we included in our consolidated operating results. For the nine months ended January 31, 2007, approximately $5.5 million represents the 57% interest that we did not own in the net income of VisEra. Because we deconsolidated VisEra effective January 1, 2007, we did not record any minority interest expense in VisEra for the nine months ended January 31, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity at January 31, 2008 consisted of cash, cash equivalents and short-term investments of $363.3 million.

Liquidity

Our working capital increased by approximately $113.6 million to $470.6 million as of January 31, 2008 from $357.0 million as of April 30, 2007. The increase was primarily attributable to: an $84.6 million increase in cash and cash equivalents primarily due to cash provided by operating activities; a $56.0 million decrease in income taxes payable primarily due to the reclassification of $64.3 million of liability for net unrecognized tax benefits from current to long-term income taxes payable as a result of the adoption of FIN 48; a $25.9 million increase in accounts receivable, net, consistent with the increase in revenues from prior year levels; a $13.8 million decrease in a litigation settlement accrual and a $2.0 million increase in inventories. These increases in working capital were partially offset by: a $28.8 million increase in accounts payable primarily resulting from increased inventory purchases; a $26.6 million decrease in short-term investments; and a $13.0 million decrease in recoverable insurance proceeds.

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at January 31, 2008, there were no borrowings outstanding under these facilities.

Cash Flows from Operating Activities

For the nine months ended January 31, 2008, net cash provided by operating activities totaled approximately $84.2 million as compared to $39.0 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $56.0 million for the nine months ended January 31, 2008, adjusted for non-cash charges of $21.6 million in stock-based compensation, $17.9 million in write-down of inventories, $9.8 million in depreciation and amortization and $6.7 million of gains in equity investments; a $20.5 million increase in accounts payable; a $14.1 million decrease in prepaid expenses and other current assets; a $9.0 million increase in income taxes payable and a $1.3 million increase in deferred income. These increases were partially offset by: a $25.9 million increase in accounts receivable, net; a $20.7 million increase in inventories; a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$12.7 million decrease in accrued expenses and other current liabilities; and a $2.0 million decrease in deferred tax liabilities. The $25.9 million increase in accounts receivable, net, reflects the higher level of revenues during the nine months ended January 31, 2008, partially offset by an improvement in days of sales outstanding as of January 31, 2008 to 37 days from 49 days as of April 30, 2007. The $20.7 million increase in inventories was a reflection of increased sales in fiscal 2008. The inventory balances increased concurrently with an improvement in annualized inventory turns to 5.4 as of January 31, 2008 from 3.1 as of April 30, 2007. The $14.1 million decrease in prepaid expenses and other current assets was principally due to the final settlement of the class action litigation and the consequent removal of the associated recoverable insurance proceeds from the balance sheet and the reclassification of a deposit paid for land from other current assets to property, plant and equipment upon transfer of title.

For the nine months ended January 31, 2007, net cash provided by operating activities totaled approximately $39.0 million. The principal components of the current year amount were: net income of approximately $25.4 million for the nine months ended January 31, 2007, adjusted for non-cash charges of $22.9 million in stock-based compensation, $10.5 million in depreciation and amortization, $5.8 million in the minority interest in the net income of consolidated affiliates, $5.8 million in write-down of inventories and $3.2 million of gains in equity investments; a $29.9 million increase in accounts payable; a $13.8 million increase in accrued expenses and other current liabilities; an $12.3 million increase in accrued income taxes payable and a $2.7 million increase in deferred tax liabilities. These increases were partially offset by: a $56.7 million increase in inventories; a $14.7 million increase in prepaid expenses and other current assets; a $7.6 million increase in accounts receivable, net and a $9.0 million increase in refundable and deferred income taxes. The $14.7 million increase in prepaid expenses and other current assets principally reflect $13.0 million in recoverable insurance proceeds associated with the settlement of security class-action litigation. The $13.8 million increase in accrued expenses and other current liabilities resulted from a litigation settlement accrual associated with the settlement of security class-action litigation. The $7.6 million increase in accounts receivable, net, reflects the higher level of revenues during the nine months ended January 31, 2007, and the increase in days of sales outstanding as of January 31, 2007 to 50 days from 45 days as of April 30, 2006. The $56.7 million increase in inventories was principally the result of a change in the mix of product demand late in the second quarter which precluded wafer production schedule adjustments. The increase in inventory balances resulted in a decline in annualized inventory turns to 3.8 as of January 31, 2007. Our accrued income taxes payable increased as a consequence of additional provisions for the three and nine months ended January 31, 2007.

Cash Flows From Investing Activities

For the nine months ended January 31, 2008, our cash used in investing activities decreased to $2.6 million as compared to approximately $90.6 million for the corresponding period in the prior year, due primarily to: $21.5 million in purchases of property, plant and equipment and $9.0 million in a long-term investment in WLCSP, partially offset by $27.9 million in net sales of short-term investments. For the nine months ended January 31, 2007, our cash used in investing activities totaled $90.6 million due to: $41.0 million in purchases of property, plant and equipment; $28.4 million in net purchases of short-term investments; $20.6 million resulting from the deconsolidation of VisEra and $0.5 million in purchase of intangible property.

Cash Flows From Financing Activities

For the nine months ended January 31, 2008, net cash provided by financing activities totaled approximately $3.0 million as compared to $20.8 million for the corresponding period in the prior year. This change was primarily due to $14.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan partially offset by $11.5 million in repurchases of shares of our common stock under the open-market program in the nine months ended January 31, 2008. For the nine months ended January 31, 2007, net cash provided by financing activities totaled approximately $20.8 million due principally to $10.5 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and a $10.4 million cash contribution by two of our minority interest shareholders.

Capital Commitments and Resources

Over the next two years, we expect to invest a total of $30.0 million in our wholly-owned subsidiary in Shanghai, Shanghai OmniVision IC Design Co. Ltd., or SDC, of which we have already contributed $8.5 million. The funding requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a concomitant commitment to spend

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

approximately $30.0 million to develop the land. See Note 15 — “Commitments and Contingencies” to our condensed consolidated financial statements. We expect to fund our capital commitments to SDC from our available working capital.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of January 31, 2008, we had cumulatively repurchased 671,000 shares of our common stock under the open-market program for an aggregate cost of approximately $11.4 million. See Note 13 — “Treasury Stock” to our condensed consolidated financial statements.

We are obligated to pay an additional $10.0 million in cash upon the sale of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our condensed consolidated balance sheets at January 31, 2008 and April 30, 2007.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $70 million over approximately the next twelve months will consist primarily of funding capital investment at Hua Wei Semiconductor (Shanghai) Co. Ltd., or HWSC, funding a portion of the acquisition and build-out costs associated with the purchase of a complex of four buildings in Santa Clara, and funding a portion of the development costs of the land we have leased in Shanghai.

We are now required to disclose our unrecognized tax benefits as commitments in accordance with FIN 48. The non-current portion of our unrecognized tax benefits at January 31, 2008 was $69.3 million, of which the timing of the resolution is uncertain.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 31, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			Less than			More than
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$14,381		$5,678	$6,839	$1,864	$—
Capital leases	171		155	16	—	—
Mortgage obligation	27,577	(1)	507	1,114	1,260	24,696
Noncancelable orders	59,400		59,400	—	—	—
Total contractual obligations	101,529		65,740	7,969	3,124	24,696

Other Commercial Commitments:
Investment in Shanghai Design Center	23,510	(2)	3,500	20,010	—	—
Total commercial commitments	23,510		3,500	20,010	—	—
Total contractual obligations and commercial commitments	$125,039		$69,240	$27,979	$3,124	$24,696

(1)	In March 2007, we entered into a mortgage loan with a domestic bank in the amount of $27.9 million. See Note 8 —“Borrowing Arrangements” to our condensed consolidated financial statements.
(2)

Over the next two years, we expect to invest a total of approximately $30.0 million in our subsidiary, SDC, of which we have already invested $8.5 million. SDC will use the funds to develop land and construct facilities for its use. See Note 15 —“Commitments and Contingencies” to our condensed consolidated financial statements.

As of January 31, 2008, the long-term income taxes payable under FIN 48 was $69.3 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of January 31, 2008 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), which establishes the principles and requirements for how an acquirer: (1)  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2)  recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3)  determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008 and we are required to adopt it in the first quarter of our fiscal 2010. We are currently evaluating the impact SFAS No. 141(R) may have on our financial position, results of operations and cash flows.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160, which establishes accounting and reporting standards that require: (1)  the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements; and (2)  when a subsidiary is

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and we are required to adopt it in the first quarter of our fiscal 2010. Other than re-classifying noncontrolling interests as a component of consolidated stockholders’ equity and identifying earnings attributable to noncontrolling interests as part of consolidated earnings, as required by SFAS No. 160, we do not expect the adoption of the standard to have any other material impact on the our financial position, results of operations and cash flows.

In September 2006, the FASB finalized SFAS No. 157 which will become effective in 2008 except as amended by FASB Staff Position, or FSP, FAS 157-1 and FSP FAS 157-2 as described below. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. We do not expect our adoption of the provisions of SFAS No. 157 will have a material effect on our financial condition, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect our adoption of the provisions of FSP SFAS No. 157-1 and FSP SFAS No. 157-2 will have a material effect on our financial condition, results of operations or cash flows.

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

As of January 31, 2008, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.), and in China, Hua Wei Semiconductor (Shanghai) Co. Ltd., or HWSC, and SDC, is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three months ended January 31, 2008 and 2007 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities which have a final maturity date of up to thirty years but whose interest rate is reset principally up to every 35 days, and in variable rate demand notes, which have a final maturity date of up to thirty-nine years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of January 31, 2008, we did not hold any auction rate securities or variable rate demand notes.

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

During fiscal 2007, we financed the purchase of a four-building complex in Santa Clara, California with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.27%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of Other income (expense), net, a hypothetical 10% change in LIBOR would not have a material effect on our annual interest expense.

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including us, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. On August 14, 2007, plaintiffs filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six test cases, which the defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

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

On June 10, 2004, the first of several putative class actions was filed against us and certain of our present and former directors and officers in federal court in the Northern District of California on behalf of investors who purchased our common stock at various times from February 2003 through June 9, 2004. Those actions were consolidated under the caption In re OmniVision Technologies, Inc., No. C-04-2297-SC, and a consolidated complaint was filed. The consolidated complaint asserted claims on behalf of purchasers of our common stock between June 11, 2003 and June 9, 2004, and sought unspecified damages. The consolidated complaint generally alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly engaging in improper accounting practices that purportedly led to our financial restatement. On July 29, 2005, the Court denied our motion to dismiss the complaint. The parties engaged in settlement discussions and in November 2006, the parties reached an agreement in principle to settle the litigation. The total amount of the settlement was approximately $13.8 million, of which we agreed to contribute approximately $0.8 million and the remainder was to be funded by insurance carriers that issued Directors and Officers Liability Insurance Policies to us. We accrued $3.3 million during fiscal 2007, as our share of the settlement, including unreimbursed defense costs, net of the $13.0 million in recoverable insurance proceeds. The parties executed a Stipulation of Settlement that was filed with the Court on May 15, 2007. On May 25, 2007, the Court issued an Order preliminarily approving the settlement and at a hearing on September 7, 2007, the Court determined that the settlement was fair, reasonable and adequate to the purported class. On December 6, 2007, the Court issued its order granting final approval of the settlement and entered the judgment. The settlement and Court Order are now final and the litigation is concluded.

On February 21, 2008, we filed a lawsuit against Qualcomm Incorporated in the United States District Court for the Northern District of California alleging claims of trademark infringement arising from Qualcomm’s use of, and attempt to register, the mark OMNIVISION for a computer hardware system and related services. We seek an injunction and unspecified damages. We had previously filed opposition proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark office against Qualcomm’s applications to register the OMNIVISION mark, and we have now moved to suspend those proceedings based upon the new parallel federal litigation. We have not yet served Qualcomm and we do not yet know how Qualcomm will respond to the litigation.

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

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Kodak, MagnaChip, Micron, Matsushita, Samsung, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Kodak, Matsushita, NEC, Sanyo, Sharp, Sony, Texas Instruments and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt, Pixelplus, Pixim, SET and Silicon File. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability.

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

Reductions in our average selling prices may lower our revenues and, as a result, may reduce our gross margins.

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our average selling prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Reductions in our average selling prices have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our average selling prices will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have increased and intend to continue to increase our research, development and related expenses to continue the development of new image sensor products in fiscal years 2008 and 2009 that can be sold at higher selling prices and/or manufactured at lower cost. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for camera cell phones account for a large portion of our revenues, and any decline in sales to the camera cell phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.

Sales to the camera cell phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the camera cell phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the camera cell phone market accounted for approximately 80% of our revenues in fiscal 2007 and approximately 70% in the nine months ended January 31, 2008. We expect that revenues from sales of our image-sensor products to the camera cell phone market will continue to account for a significant portion of our revenues during fiscal 2008 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for camera cell phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for camera cell phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key camera cell phone manufacturers, our market share or revenues could decrease. The camera cell phone image sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If our sales to the camera cell phone market do not increase and/or the camera cell phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

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

Our past success has been, and our future success is, dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions on a timely basis that satisfy the manufacturers’ requirements. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier and modifying its design platforms. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

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

We rely on a joint venture company for color filter application and on third party service providers for packaging and other back-end services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering, Inc. and ImPac, our equity investee, for substantially all of our ceramic chip packages. We also rely on ImPac for our plastic chip packages. We rely on XinTec and WLCSP, two investee companies, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is ImPac, to perform the necessary wafer probe tests and prepare good die for use in a form called chip-on-board, a process called reconstructing wafers. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide color filter processing or packaging services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

In addition, if competition for color filter processing, packaging, capacity or other back end services increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of third party service providers to provide color filter processing services subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our costs of manufacturing, assembling or testing of our products, which would adversely affect our operating results.

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

In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. For example, we believe that the decline in revenues that we experienced in the fourth quarter of fiscal 2007 is partly attributable to the fact that in 2007 Chinese New Year occurred in mid-February, and manufacturing did not resume in full until sometime in March.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a shift in the mix of product demand, in particular a shift in demand towards VGA products late in the second quarter of fiscal 2007, and as a result our inventories at the end of the second and third quarters of fiscal 2007 were higher than we intended them to be. We need to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the camera cell phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

We depend on the increased acceptance of mass-market image sensor applications to grow our business and increase our revenues.

Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for camera cell phones, notebook and personal computers, digital still and video cameras, commercial and security and surveillance applications, toys and games, including interactive video games, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products.

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

Historically, a relatively small number of OEMs, VARs and distributors have accounted for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the nine months ended January 31, 2008, one OEM customer accounted for approximately 15.5% of our revenues, and one distributor customer accounted for approximately 20.5% of our revenues. In the nine months ended January 31, 2007, one OEM customer accounted for approximately 13.6% of our revenues, and two distributor customers accounted for approximately 14.6% and 12.4%, respectively, of our revenues. In addition, approximately 55% of our revenues have historically come from our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

Changes in accounting rules for stock-based compensation have adversely affected our reported operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.

Since our founding, we have used employee stock options and other stock-based compensation to attract, motivate and retain our employees. In December 2004, the FASB issued Statement of Financial Accounting Standards  No. 123(R), “Share-Based Payment,” or SFAS No. 123(R). We adopted SFAS No. 123(R) on May 1, 2006 and accordingly, we began to measure compensation costs for all stock-based compensation at fair value and recognize these costs as expenses in our Consolidated Statements of Income. The recognition of these expenses in our Consolidated Statements of Income has had a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, reducing or altering our use of stock-based compensation to reduce these expenses, may adversely impact our ability to attract, motivate and retain qualified employees, which could put us at a competitive disadvantage in the employee marketplace.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets or long-term investments become impaired.

Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill, amortizable intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2008, our net goodwill and amortizable intangible assets totaled approximately $23.1 million and our long term investments totaled approximately $83.6 million.

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

As of January 31, 2008, we held cash and cash equivalents totaling $275.5 million, and short-term investments totaling $87.8 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. Recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. To date, we have not realized any losses as a result of these disruptions, but a future requirement to liquidate a portion of our portfolio at short notice could result in losses of principal.

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

We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a company that provides chip scale packaging services, and in June 2003 we made an investment in ImPac, a plastic packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further 29.6% of the issued and outstanding shares of XinTec. In January 2007, TSMC acquired directly a 43.0% interest in XinTec, thus reducing our beneficial ownership in XinTec to 12.4%. In May 2007, we acquired approximately 20% of the registered capital of WLCSP, a company that also provides chip scale packaging services.

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

Our investments in these and other companies may negatively impact our operating results, because, under certain circumstances, we are required to recognize our portion of any loss recorded by each of these companies or to consolidate them into our operating results. We expect to continue to utilize partnerships, strategic alliances and investments, particularly those that enhance our manufacturing capacity and those that provide manufacturing services and testing capability. These investments and partnering arrangements are crucial to our ability to grow our business and meet the increasing demands of our customers. However, we cannot ensure that we will achieve the benefits we expect from these alliances. For example, we may not be able to obtain acceptable quality and/or wafer manufacturing yields from these companies, which could result in higher operating costs and could impair our ability to meet customer demand for our products. In addition, certain of these investments or partnering relationships may place restrictions on the scope of our business, the geographic areas in which we can sell our products and the types of products that we can manufacture and sell. For example, our agreement with TSMC provides that we may not engage in business that will directly compete with the business of VisEra. This type of non-competition provision may impact our ability to grow our business and to meet the demands of our customers.

Changes in our relationships with our joint ventures and/or companies in which we hold less than a majority interest could change the way we account for such interests in the future.

As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold a minority interest in three companies from which we purchase certain manufacturing services. Under the applicable provisions of generally accepted accounting principles in the United States of America, we currently consolidate one of these joint ventures into our consolidated financial statements and results of operations, and record the equity interests that we do not own as minority interests. For the investments that we account for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or other investees could change. Such changes have in the past, and could in the future result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

We are currently a defendant in certain of the ongoing litigation matters as described in Part II, Item 1 — “Legal Proceedings” of this Quarterly Report. The results of litigation are uncertain, and the litigation process may utilize a portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.

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

During fiscal 2007, approximately 40.0% of our revenues came from sales through distributors. For the nine months ended January 31, 2008, approximately 32.4% of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

We face difficulties in managing our third party foundries, color filter application service providers, ceramic and plastic packaging and other manufacturing service providers and our foreign distributors, most of whom are located in Asia. Any political and economic instability in Asia might have an adverse impact on foreign exchange rates and could cause service disruptions for our vendors and distributors and adversely affect our customers.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through January 31, 2008, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on February 29, 2008 was $15.86 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth, for the periods indicated, our purchases of our common stock in the third quarter of fiscal 2008 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
November 1, 2007—November 30, 2007	—	—	—	$90,385
December 1, 2007—December 31, 2007	105	$17.51	105	$88,543
January 1, 2008—January 31, 2008	—	—	—	$88,543
Total	105	$17.51	105

(1)          On February 27, 2007, our board of directors approved a stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. See the section entitled “Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for further information on this program.

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

Dated: March 10, 2008

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 10, 2008

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