Form 10-K
period 2008-04-30
OMNIVISION TECHNOLOGIES INC
filed 2008-06-30
CIK 1106851

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
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
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (408) 542-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value (Including associated Preferred Stock Purchase Rights)	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of October 31, 2007, the last business day of Registrant's most recently completed second fiscal quarter, there were 55,272,845 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on October 31, 2007) was approximately $926,467,961. Shares of Registrant's common stock held by the Registrant's executive officers and directors and by each entity that owns five percent or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of May 30, 2008, 51,248,999 shares of common stock of the Registrant were outstanding, exclusive of 10,963,500 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2008 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2008

PART I

ITEM 1.    BUSINESS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as "anticipates," "believes," "expects," "intends," "may," "outlook," "plans," "seeks," "will" and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding the extent of future sales through distributors, future growth trends and opportunities in certain markets, the development, introduction and capabilities of new products, future sales of our products outside the United States, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, future expenses we expect to incur, our effective tax rate for fiscal 2009, our future investments, our working capital requirements in fiscal 2009 and thereafter, the effect of a change in foreign currency rates, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption "Item 1A. Risk Factors," beginning on page 19 of this Annual Report and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

        OmniVision and OmniPixel are registered trademarks of OmniVision Technologies, Inc. CameraChip, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP, OmniBSI, Square Graphics Array and TrueFocus are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of OmniVision CDM Optics, Inc.

Corporate Information

        OmniVision Technologies, Inc., a Delaware corporation, was incorporated in May 1995 in California, and reincorporated in Delaware in March 2000. Our executive offices are located at 1341 Orleans Drive, Sunnyvale, California 94089-1136 and our telephone number is (408) 542-3000. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statement for our annual stockholders' meeting and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information about our company is available on the Internet at www.ovt.com. The information in, or that can be accessed through, our website is not part of this report.

Overview

        We design, develop and market high performance, highly integrated and cost efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we sometimes refer to by the name CameraChip™ image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process and most of our products provide predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream.

        We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and personal computer market, the digital still camera, or DSC, market, the security and surveillance market, the toys and games market, and the automotive and medical markets.

        We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to a joint venture investee company. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

        We currently perform the final testing of the majority of our products at our own facility in China. We are currently expanding our testing capacity, as well as expanding our design capacity so that we can increase the number of product design projects under way at any one time. As necessary, we will make further investments to ensure that we have sufficient production capacity to meet the demands of our customers.

  The Current Economic and Market Environment

        We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

        In the mobile phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular mobile phone maker determines which image sensor to design into one or more specific models. There is generally a time lag of between three and twelve months between the time of a particular design win and the first shipments of the designated product. Design wins are also an important driver in the many other markets that we address, and in some cases, such as automotive applications, the time lag between a particular design win and first revenue can be longer than one year.

        The overwhelming majority of sales of our products also depend on the decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped close to one billion image sensors, including approximately 425 million in fiscal 2008. We believe that these amounts demonstrate the capabilities of our production system, including our sources of offshore fabrication.

        To increase and enhance our production capabilities, we work closely with Taiwan Semiconductor Manufacturing Company Limited, or TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities at which our products can be processed. VisEra Technologies Company, Ltd., or VisEra, our joint venture with TSMC and our investments in three key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. In April 2008, VisEra substantially completed the relocation and expansion of its capacity at a newly constructed manufacturing facility in Taiwan.

        Many of the products using our image sensors, such as mobile phones, notebook and personal computers, DSCs and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our CameraChip image sensors generally close.

        We believe that the market opportunity represented by mobile phones remains very large. We benefited from the growth in shipments of image sensors for mobile phones in fiscal 2007 and fiscal 2008. Demand increases were particularly strong for our video graphics array, or VGA, and 2.0-megapixel image sensors.

        We also believe that, like the DSC market, mobile phone and notebook and personal computer demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. The mobile phone market also continues to evidence a trend toward slim and thin form factors. In addition, there is increased demand for customization, and mobile phone makers use several different interface standards. All of these trends will require the development of an increasing number of products.

        In DSCs, security and surveillance, toys and games, automotive and medical, customers are continuing to move away from CCD image sensors and towards the high-quality, low-cost, easy-to-incorporate CMOS sensors. Of these markets, the DSC market is the most mature for both CCD and CMOS technologies. The automotive and medical markets are the least developed, but we believe they represent our largest long-term growth opportunities.

        As a result of the increase in competition and the growth of various consumer-product applications for image sensors, we have experienced a shortening in the life cycle of some image-sensor products. The shortening of product life cycles increases the importance of having short product development cycles and of correctly predicting market trends in the design of new products. In addition, the reduction in product life cycles increases the importance of our continued investment in research and development, which we consider to be critical to our future success. With the shortening of product life cycles, it is increasingly difficult to accurately forecast customer demand for our products. As a result, we face the risk of being unable to fulfill customer orders if we underestimate market demand and the risks of excess inventory and product obsolescence if we overestimate market demand for our products.

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Accordingly, in order to maintain our gross margins, we and our suppliers have to work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we have to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin will decline.

  Technology

        In August 2004, we announced the introduction of our OmniPixel® technology. In September 2005, we announced the introduction of our OmniPixel2™ architecture. The OmniPixel2 architecture, which is based on a 2.2 µm × 2.2 µm pixel and uses a 0.13 µm process geometry, is less than half the size of the OmniPixel architecture introduced in 2004, but with improved performance.

        In February 2007, we introduced our first TrueFocus™ camera with Wavefront Coding™ technology for the mobile phone market. Our patented Wavefront Coding technology is a method of optically encoding light using a special lens to form an intermediate image on the image sensor, and decoding this intermediate image with digital processing to create a picture that is in focus across virtually the entire image. TrueFocus technology is designed to provide 'point-and-shoot' capability to our customers with a product that effectively targets the mobile phone market by being small, durable, easy to manufacture and cost-competitive.

        In May 2007, we announced the introduction of our OmniPixel3™ architecture. The OmniPixel3 architecture is based on a 1.75 µm × 1.75 µm pixel and a 0.11 µm process geometry which further reduced the size of a given image sensor array without any reduction in image quality.

        In February 2008, we announced our new OmniPixel3-HS™ architecture, which incorporates a new pixel design that doubles the sensitivity of our 1.75 µm OmniPixel3 architecture. The performance of the new OmniPixel3-HS architecture significantly enhances image capture under very low lighting conditions, and thereby, we believe, allows for a new generation of compact camera solutions for mobile phones, notebook computers and other applications that require exceptional low-light performance.

        In May 2008, we announced a new approach to CMOS image sensor design we call OmniBSI™ technology. OmniBSI technology is based on an idea called back side illumination, or BSI. Our first OmniBSI product, an 8-megapixel image sensor is built using an advanced 1.4 -µm pixel, and we believe we are the first image sensor company to announce a viable process for the mass production of BSI sensors.

        All current CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. With our new OmniBSI architecture, the image sensor receives light through the back side of the chip. As a result, there is no metal wiring to block the image light, and the entire backside of the image sensor can be photo-sensitive. Not only does this enable us to produce a superior image, it also permits the front of the chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality.

        In addition to increasing the amount of light the image sensor can collect, our OmniBSI architecture significantly increases the quantum efficiency and reduces the cross talk of the sensor. Increasing the quantum efficiency increases the quality of the sensor's color reproduction. Reducing cross talk reduces electrical noise, which produces sharper images and better color.

        Capturing light on the back side of the image sensor also allows us to reduce the distance the light has to travel to the pixels, and thus provide a wider angle of light acceptance. Widening the angle of acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera.

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

Product Design

  Mixed Analog/Digital Circuit and CMOS Image Sensor Design

        We have the in-house expertise to design complex analog and digital semiconductor circuits. This in-house expertise enables us to process video data in both analog and digital domains, which has allowed us to optimize each aspect of analog and digital chip design. Analog processing works directly with the original image signals without the loss of data that typically occurs in conversion to digital processing. Analog circuits require considerably less space, which means we can design smaller chips that have more functions but still produce far less noise than is typically generated by the heat and cross-talk found in digital circuits. Analog processing is the key for integrating all of the functions on a single chip, thereby taking advantage of the benefits of CMOS technology. We have also developed in-house expertise in the mixing of analog and digital signals in the same semiconductor design without suffering the common problems of interference from noise caused by heat or cross-talk. Our in-house semiconductor design engineers are skilled in the design of high speed, low power, and mixed analog/digital image sensors with advanced pixel cell structures. We use advanced design techniques to develop high-speed, highly integrated semiconductors which can be fabricated using standard CMOS processes. The result has been a combination of improved image quality coupled with a reduction in unwanted electrical noise.

  Advanced Image Processing

        In April 2005, we acquired CDM Optics, Inc., or CDM, now known as OmniVision CDM Optics, Inc., a company located in Boulder, Colorado, and its patented Wavefront Coding technology. The acquisition of CDM significantly expanded our proprietary technology. Wavefront Coding technology combines optics and electronics to significantly increase the depth of field of an image without changing the aperture of or reducing the amount of light reaching the lens and can eliminate the need for a mechanical auto-focus system. Wavefront Coding technology changes the phase of light as it traverses a specialized element in the lens and deliberately blurs all points in any image to an identical degree. Powerful algorithms then remove the system-dependent image blur to produce a sharp and clear image from the intermediate coded image.

Products

        Our main products, image-sensing devices we refer to by the name CameraChip image sensors, are used to capture images electronically and are used in a number of consumer and commercial mass-market applications. Our products have a variety of features, including:

Product Features

CMOS CameraChip image sensors	Color or black and white
Illumination Technique	Front side illumination or back side illumination
Resolutions	CIF (352 × 288 pixels) to 8-megapixels (3,264 × 2,448 pixels)
Output signal	Analog for television, digital for computers and other digital devices
Operating voltage	5 volt, 3 volt, 2.7 volt, 1.8 volt, 1.5 volt or 1.2 volt
Optical lens/array size	1/18, 1/13, 1/11, 1/10, 1/9, 1/7, 1/6, 1/5, 1/4, 1/3 or 1/2 inch formats
Interface chips	For connecting to computers and other devices
Software drivers:
• Standard operating systems	Linux®, Mac OS®, Windows®
• Embedded systems	BlackBerry® OS, Palm OS®, Symbian OS™, Windows CE™, Windows Embedded™ and Windows Mobile®

        We also supply companion chips used to connect our image sensors to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to notebook and personal computers and other industry standard interfaces. In addition, we provide companion digital signal processors, or DSP, that perform compression in standardized still photo and digital video formats.

        We also design and develop standard software drivers for Linux, Mac OS and Microsoft Windows as well as for embedded operating systems such as Blackberry OS, Palm OS, Symbian, Windows CE, Windows Embedded and Windows Mobile. These software drivers accept the image data being received from the USB, provide data decompression, if required, and manage interface protocols with the camera. We have designed these drivers for speed and flexibility and to allow easy customization of the user interface. We do not record any revenue from this software, which we provide to our customers as an element of customer support.

  New Products

        In June 2007, we introduced the OV3640, our first fully integrated 3.2-megapixel CameraChip image sensor in a 1/4-inch format. Based on the original 1.75-µm OmniPixel3 architecture, the OV3640 is small enough to fit the standard 8 × 8 mm sockets used in 2.0-megapixel mobile phones, making it an ideal drop-in upgrade for existing mobile phone designs. The highly integrated OV3640 features a high-speed two-lane mobile industry processor interface, or MIPI, to enable the fast transfer of large blocks of data, which is critical to making effective use of increased camera resolutions. In addition, the image sensor incorporates advanced image signal processing and onboard JPEG compression to allow existing baseband processors without MIPI to support a camera upgrade to 3.2 megapixels at 15 frames per second, or FPS, in full resolution. In addition to MIPI, the OV3640 also incorporates advanced image stabilization functionality similar to that used in DSC and camcorder products. The OV3640 entered volume production in January 2008.

        In June 2007, we also announced that we had begun volume shipments of our OV6680 high-performance Square Graphics Array™ CameraChip image sensor. With its unique 400 × 400 array, low-light sensitivity and small form factor, the OV6680 is intended primarily for use in secondary cameras for the 3G video phone market and for entry-level, ultra-thin mobile phone designs. We anticipate significant growth in these markets during the next several years.

        In October 2007, we launched the OV2650, our third generation 2-megapixel CameraChip image sensor. Powered by OmniPixel3 technology, the OV2650 brings DSC performance to mobile phones in a 1/5-inch optical format, with a compact size that allows for an easy upgrade of existing 1.3-megapixel and VGA mobile phone designs. The OV2650 combines our proprietary 1.75-µm OmniPixel3 technology with an advanced image signal processor, or ISP, to offer quality low-light performance, superb color reproduction, and ultra-low noise. In addition, the OV2650 offers other advanced features, including: advanced image stabilization for easier picture taking; high-definition recording, or HDR, for advanced video functionality; a MIPI interface to ease picture sharing; and a high-end ISP to deliver DSC-like performance.

        In October 2007, we also announced that the smallest of our family of CameraChip image sensors, the 1/18-inch OV6920 CameraChip image sensor, had been integrated into the Avantis Medical Systems, Inc. Third Eye™ Retroscope™ auxiliary endoscopy system. The Third Eye Retroscope is a small endoscope that has a complete imaging system, including a miniaturized video sensor, signal processing circuitry and integrated lens elements, right at the tip of the catheter.

        In January 2008, we introduced two additional new products. The first, the OV9710, is our first true high-definition, or HD, video CameraChip image sensor for mobile phone and notebook computer markets. The OV9710 is a 1-megapixel CMOS image sensor built with our proprietary OmniPixel3 architecture and a 3 × 3-µm pixel for optimal low-light sensitivity and high-quality HD video performance at 30 FPS. We designed the OV9710 specifically to meet all mobile phone (1280 × 720 pixels) and notebook and personal computer (1280 × 800 pixels) market requirements in terms of performance, quality, reliability and power consumption.

        The second new product is the OV7725. The 1/4-inch OV7725 is built with a 6 × 6-µm pixel to deliver the ultra-high light sensitivity required for the low light conditions in which most consumers use their notebook computers. The OV7725 is a highly integrated CameraChip image sensor that provides the full functionality of a VGA camera and image processor on a single chip. A unique feature of the OV7725 is its high chief ray angle which allows for a reduction in module height, a critical element in building cameras that can fit in today's thin notebook computers. A second highlight of the OV7725 is its ability to operate at 60 FPS, in VGA mode, or 120 FPS in quarter VGA, or QVGA, for optimal performance in notebook and personal computer and gaming applications.

        In February 2008, we introduced two additional new products. The first, the OV3642, is a 1/4-inch, 3-megapixel CameraChip image sensor with extended depth of field technology embedded on-chip. The fully integrated OV3642 is built with our new OmniPixel3-HS technology and offers best-in-class low light performance. Additionally, the OV3642 incorporates our most advanced ISP technology resulting in increased picture clarity and sharpness.

        The second new product is the OV7690, a VGA CameraChip image sensor with a 1/13-inch form factor. The OV7690's new 1.75-µm OmniPixel3-HS architecture combined with a unique, non-linear micro lens shift technology allows for a significant reduction in distance between the image sensor and the lens, and thus enables us to significantly reduce the module height while maintaining high levels of image quality and camera performance. The result is an ultra-thin camera module of just 4.5 mm × 4.5 mm and a height of only 2.8 mm, a critical dimension both for slim mobile phones and for notebook computer applications where the camera module can be no thicker than the LCD housing.

        In May 2008, we introduced three new products. The first, the OV5630, is a 1/3-inch, 5-megapixel CameraChip image sensor targeted at the mobile phone market. The OV5630 is based on the OmniPixel3-HS architecture, enabling quality low-light image capture with low-light sensitivity of 960 mV/(Lux-sec). The OV5630 also outputs data in full 5-megapixel resolution at 15 FPS, and records 720p HD video at 60 FPS, or 1080p at 30 FPS. In QVGA resolution, the OV5630 can output data at 120 FPS, ideal for slow motion preview. For the fast transfer of image data, the OV5630 is outfitted with a two-lane, high-speed MIPI interface. This enables mobile phone makers to use the OV5630's parallel interface as input for a secondary camera, while alternately providing output via the MIPI interface.

        In May 2008, we also introduced the OV5633, another 1/3-inch 5-megapixel CameraChip image sensor. This image sensor has all of the same functionality as the OV5630, but employs a different chief ray angle to suit the specific lens requirements of the DSC market.

        Our third new product introduction in May 2008 was the OV3647, a 1/4-inch 3-megapixel image sensor that supports the mobile display digital interface, or MDDI. The OV3647 is also equipped with a standard parallel interface which has the unique ability to act as an input for a secondary camera, so it can share the MDDI interface while also functioning as an MDDI hub. Sharing the MDDI reduces the number of interconnects to the Baseband processor, which increases reliability, reduces power consumption and enables rapid two-way data transfer. Sharing the MDDI also eliminates high frequency electro-magnetic interference, or EMI, issues, which often have adverse effects on system performance. The OV3647 is small enough to enable 7 × 7 × 5 mm camera modules with a very short optical track, and thus is versatile enough to work well both with fixed focus and auto-focus modules. The OV3647's embedded, one-time programmable memory is designed for part recognition and simplification of module designs using different lenses. In addition to targeting the mobile phone market, the OV3647 is well-suited to applications in the DSC, notebook and personal computer and toy sectors.

Strategic Investments and Acquisitions

  Joint Venture with TSMC

        In October 2003, we entered into a Shareholders' Agreement, or the VisEra Agreement, with TSMC, pursuant to which we agreed with TSMC to form VisEra, a joint venture in Taiwan. VisEra's mission is to provide back-end manufacturing services. In connection with the formation of VisEra, both TSMC and we entered into separate nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services. The VisEra Agreement also provided that once VisEra had acquired the capability to deliver high quality manufacturing services, we would be committed to direct a substantial portion of our requirements in these areas to VisEra, subject to pricing and technology requirements. Both TSMC and we have also committed not to compete directly or indirectly with VisEra in the provision of certain manufacturing services. Historically, we have relied on TSMC to provide us with a substantial proportion of our wafers. As a part of the VisEra Agreement, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

        In August 2005, we entered into an Amended and Restated Shareholders' Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made certain modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of approximately 29.6% of the issued share capital of XinTec, Inc., or XinTec, a Taiwan-based provider of chip scale packaging services, of which we directly owned approximately 7.8% at that time. In fiscal 2006, VisEra invested an additional $0.5 million and we invested an additional $130,000 in XinTec as our portion of an additional capital injection to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec due to VisEra's investment in XinTec during fiscal 2006, we accounted for our investment in XinTec under the equity method. In January 2007, TSMC, through the purchase of approximately 90.5 million previously unissued shares, acquired a controlling interest in XinTec. As a result of TSMC's investment, our direct ownership percentage in XinTec declined from 7.8% to 4.4% and VisEra's ownership percentage declined from 29.6% to 16.9%. Due to the reduction in our ownership percentage in XinTec and the deconsolidation of VisEra described below, effective January 1, 2007, we began to account for our interest in XinTec under the cost method.

        As a result of the additional investment that TSMC and we made in VisEra under the Amended VisEra Agreement, TSMC's and our interest each increased from 25.0% to 43.0%, and consequently we re-evaluated our accounting for VisEra in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), or FIN 46(R), "Consolidation of Variable Interest Entities." We concluded that, as a result of our step acquisition of VisEra and because substantially all of the activities of VisEra either involved or were conducted on our behalf, VisEra was a variable interest entity, or VIE. Since we were the source of virtually all of VisEra's revenues, we had a decisive influence over VisEra's profitability. Accordingly, we considered ourselves to be the primary beneficiary of the joint venture, and in the quarter which ended in October 2005, we began to include VisEra's financial results in our consolidated financial statements. In the quarter ended January 2006, we increased our interest in VisEra from 43.0% to 46.0% through purchases of unissued shares. In January 2006, pursuant to the Amended VisEra Agreement, VisEra purchased from TSMC the equipment used for applying color filters and micro-lenses to wafers, and VisEra is now providing the related processing services that we previously purchased from TSMC. In November 2006, we invested $6.1 million in VisEra as our portion of an additional cash or asset contribution to be made by TSMC and us under the then current Amended VisEra Agreement.

        Effective January 1, 2007, by mutual agreement, we assumed responsibility for the logistics management services previously provided to us by VisEra. As a consequence, we concluded that we were no longer the primary beneficiary of the joint venture and that VisEra had ceased to be a VIE, as defined under FIN 46(R). As a result, we deconsolidated VisEra as of the date of the change. As a consequence of the deconsolidation, effective January 1, 2007, we account for our investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on our reported revenue or reported net income for fiscal 2007 or 2008. See Note 5—"Long-term Investments" to our consolidated financial statements.

        In January 2007, we and TSMC also signed an amendment to the Amended VisEra Agreement to provide for an increase in VisEra's manufacturing capacity. Under the amendment, we and TSMC each made an additional $27.0 million investment in VisEra in April 2007. In April 2008, VisEra substantially completed the relocation and expansion of its capacity at a newly constructed manufacturing facility in Taiwan.

  Joint Venture with Powerchip Semiconductor Corporation

        In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, to establish the joint venture called Silicon Optronics, Inc., or SOI. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of our legacy products.

        In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. SOI also issued shares to its employees in July 2006, with an estimated fair value of $459,000 which caused our ownership percentage to decline from 49.0% to 46.6%. In April 2007, SOI became listed on the Taiwan GreTai Securities Market, or TGSM. The TGSM is the

approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused our ownership percentage to decline to 44.0% as of April 30, 2008.

        In October 2007, SOI also issued options to various of its employees exercisable for 600,000 shares of its common stock. See Note 6—"Consolidated Affiliate—Silicon Optronics, Inc." and Note 17—"Related Party Transactions" to our consolidated financial statements.

  Acquisition of CDM

        In April 2005, we completed the acquisition of CDM. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing our image sensors. Because the image is always in focus, Wavefront Coding technology also eliminates the time-delay inherent in conventional auto or manually focused camera systems. The closing consideration for the acquisition consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. In addition, we are obligated to pay $10.0 million in cash upon the sale, prior to the end of April 2009, of a pre-determined number of revenue-producing products incorporating CDM's technology.

        In the three months ended October 31, 2006, we adjusted "Goodwill" related to our acquisition of CDM by $2.6 million. The adjustment was related, in part, to a put option that expired during the quarter with respect to the 147,000 shares held in escrow, 145,000 of which were put to us for cash totaling $2.8 million. The other part of the increase related to the value of the initial shares that we issued as part of the CDM acquisition. These shares were also subject to a put option, an option that expired unexercised subsequent to their original issuance. Both amounts should have been recorded as part of the initial acquisition of CDM.

Industry Background

  Image Sensor Technologies

        Digital imaging enables the capture of still or moving images without the use of photographic or chemical-based films. The two most common electronic image sensors, both developed in the late 1960s, are CCD and CMOS image sensors. Both image sensors are silicon-based semiconductor devices that convert light to an electric charge for display or storage.

        CMOS image sensors are typically less expensive to produce and consume significantly less power than CCDs. When originally introduced, the quality of CMOS image sensors lagged behind that of CCDs, but in recent years, advances in semiconductor manufacturing processes and design techniques have led to significant improvements in CMOS image sensor performance and image quality. Smaller circuits and better current control made it possible to design CMOS image sensors that provide image quality comparable to that of CCDs of comparable resolution. As a result, CMOS image sensors are now widely used in camera-equipped mobile phones, notebook and personal computers, DSCs, security and surveillance systems, toys and interactive video game consoles, and increasingly in automotive and medical applications, all areas where high image quality, low power consumption, small size and low cost are important considerations.

        All current CMOS image sensors operate on a principle called front side illumination, or FSI, in which the image sensor captures light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel. In May 2008, we introduced a new architecture based on a principle called back-side illumination, or BSI, in which, as its name implies, the image sensor captures light on the back side of the chip. The advantages of BSI technology over conventional FSI technology are discussed in more detail under the sub-heading Technology on page 6 above.

  CMOS Image Sensors versus CCD Image Sensors

        One of the critical differences between CCD and CMOS image sensors is the way in which each processes an electrical charge, or a signal. Cameras employing CCDs require an additional integrated circuit called an analog-to-digital converter, or ADC, to convert a signal from analog to digital format. In contrast, image sensors based on the CMOS manufacturing process are able to integrate a number of functions on one device, enabling all of the conversion circuitry to be incorporated in a single image sensor chip. This high level of integration reduces the overall number of components and system complexity, and reduces the space required for them.

  Market Opportunity

        Demand for CMOS image sensors for use in mobile phones continued to account for a substantial portion of our revenue in fiscal 2008. Other applications and markets that we are currently serving or that are developing include embedded applications for notebook and personal computers, security and surveillance, toys and interactive video game consoles, DSC, and automotive and medical applications. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.

Customers

        We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2008, we shipped approximately 425 million image sensors, up from approximately 250 million CameraChip image sensors in fiscal 2007.

        In fiscal 2008, we derived approximately 66.8% of our revenues from OEMs and VARs and approximately 33.2% of our revenues through distributors. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2008 was Foxconn Electronics, Inc., or Foxconn, which accounted for approximately 15.0% of our revenues. The one distributor that accounted for 10.0% or more of our revenues in fiscal 2008 was World Peace Industrial Group or World Peace, which accounted for approximately 19.9% of our revenues. No other OEM, VAR or distributor accounted for 10.0% or more of our fiscal 2008 revenues.

Sales and Marketing

        We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2008, our sales and marketing organization had a total of 173 full-time employees. We also have eleven independent distributors, ten of which are located outside the United States.

        Sales outside of the United States represented approximately 99% of our revenues in fiscal 2006, 2007 and 2008. We expect that sales outside of the United States will continue to account for a very large proportion of our revenues. We use distributors outside the United States principally to facilitate the logistics of the transactions in question and provide credit to end-user customers. These distributors also assume responsibility for collections, product returns and customer support.

        In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our image sensor solutions. Sales and marketing expenses for fiscal 2006, 2007 and 2008 were approximately $35.3 million, $58.7 million and $62.2 million, respectively.

Research and Development

        We have designed the internal structure of our CMOS CameraChip image sensors in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that we can rapidly modify for use in new product developments. We design circuit improvements so that we can transfer them readily to other CameraChip products to help reduce total development time and cost for new products. As of April 30, 2008, we had a total of 416 full-time employees in research and development. Research, development and related expenses for fiscal 2006, 2007 and 2008 were approximately $40.6 million, $67.6 million and $79.4 million, respectively.

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip image sensors. As of April 30, 2008, we have been issued 82 United States patents which expire between October 2015 and January 2026. We have also received 123 foreign patents which expire between October 2015 and December 2025. As of April 30, 2008, we have 157 additional United States patent applications pending, of which five have been allowed, and we have filed 231 foreign patent applications, of which three have been allowed.

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

Manufacturing

  Wafer Fabrication

        Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing for CameraChip image sensors to TSMC and PSC. Our CameraChip image sensors are currently fabricated using a standard process at 0.11 µm, 0.13 µm, 0.18 µm, 0.25 µm, 0.50 µm and 0.60 µm. In addition, TSMC and Semiconductor Manufacturing International Corporation fabricate our companion DSP and interface chips.

  Color Filter Application

        The majority of our fiscal 2008 image sensor sales were color image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixels in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel. We outsource these manufacturing steps to VisEra.

  Wafer Probe Testing

        Wafers that are designated for chip-on-board, or COB, packaging are tested using a process called wafer probe testing. We outsource wafer probe testing to King Yuan Electronics Co., Ltd., Winstek Semiconductor Corp. and VisEra.

  Packaging

        In the case of chip scale packaged, or CSP, products, after wafer fabrication, color filter application, if required, and micro-lens application, the wafers are packaged and then diced into chips. With the exception of CSP products, the wafers are diced first and then packaged. We design our products to use standard packaging that is widely used for optical image sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. For a portion of our product lines, we rely on Advanced Semiconductor Engineering, Chipbond Technology Corporation and ImPac Technology Co., Ltd., or ImPac, an investee company, for substantially all of our ceramic chip packaging. We rely on XinTec, and China Wafer Level Chip Scale Packaging, or WLCSP, two other investee companies, for our CSP products, which are generally designed for the smallest form factor applications.

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

        We have installed and are currently expanding new high-throughput automated final test equipment built to our specifications at our testing facility in Shanghai, China. The new testers have automated handling capability, a lighting and lens system, a changeable image source and automated output sorting by functionality. The system is programmable so that testing criteria and methodology can be changed easily to accommodate new products or special testing requirements.

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

        We qualify each of our subcontractors through a series of industry standard environmental product stress tests, as well as through an audit and an analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical parametric data from our foundries and other subcontractors.

Competition

        We operate in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competition comes both from CMOS and CCD image sensor manufacturers:

  •
  CMOS Image Sensor Manufacturers. Image sensor manufacturers using CMOS technology include a number of well established companies such as Kodak, Micron, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, MagnaChip, PixArt, Pixelplus, Pixim, SETi and SiliconFile.

  •
  CCD Image Sensor Manufacturers. Image sensor manufacturers using CCD technology include a number of well-established companies, particularly vertically integrated camcorder and high-resolution DSC manufacturers. Our main competition from CCD manufacturers comes from Fuji, Kodak, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba.

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

Backlog

        Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2007 and 2008, our backlog was approximately $149.6 million and $40.3 million, respectively. The decrease in our backlog reflects, in part, the fact that product was in relatively short supply a year ago, necessitating that customers place purchase orders farther in advance of shipments than is necessary in the current period. Our current backlog is subject to cancellation or changes in delivery schedules, and may not necessarily be an indication of future revenue.

Employees

        As of April 30, 2008, we had a total of 1,882 full-time employees, 383 located in the U.S., 1,331 in China and the remainder in Finland, Germany, Japan, Singapore, South Korea, Taiwan, Sweden and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

        For information about revenue and long-lived assets by geographic region/country, see Note 15—"Segment and Geographic Information" in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Executive Officers and Directors of the Registrant

        The following persons are our executive officers as of the date of this report:

Name	Age	Position
Shaw Hong	70	Chief Executive Officer, President and Director
Xinping He	45	Chief Operating Officer and Director
Peter V. Leigh	63	Chief Financial Officer
Y. Vicky Chou	45	Vice President of Legal and General Counsel
Dr. John T. Yue	61	Vice President of Quality and Reliability
Bruce Weyer	45	Vice President of Marketing
Anson Chan	39	Vice President of Finance

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

        Peter V. Leigh has served as our Chief Financial Officer since September 2004. From September 2004 to February 2007, Mr. Leigh also served as our Vice President of Finance. From December 2002 to September 2004, Mr. Leigh was self-employed as a consultant to a privately-held technology company. From November 1995 to December 2002, Mr. Leigh served as Chief Financial Officer of Metron Technology, Inc., a global provider of materials and services to the semiconductor industry. From 1992 to 1995, Mr. Leigh was Chief Financial Officer of Liposome Technology, a bio-pharmaceutical company. From 1982 to 1992, Mr. Leigh served as Corporate Controller of Bio-Rad Laboratories, a multi-national manufacturer of research chemistry products, clinical diagnostics and analytical instruments. Mr. Leigh holds an M.B.A. degree from the Harvard Business School and a B.A degree in economics from Oxford University.

        Y. Vicky Chou has served as our Vice President of Legal and General Counsel since June 2003. From February 2003 to June 2003, Ms. Chou served as our Corporate Counsel. From August 1999 to January 2003, Ms. Chou was an attorney at Heller Ehrman White & McAuliffe LLP. From June 1997 to July 1999, Ms. Chou was an attorney/corporate specialist at Coudert Brothers LLP. Ms. Chou received a B.S. degree in anthropology from Temple University, an M.B.A. degree from St. Joseph's University and a J.D. degree from Santa Clara University.

        Dr. John T. Yue has served as our Vice President of Quality and Reliability since February 2005. From September 1999 to February 2005, Dr. Yue was employed by Taiwan Semiconductor Manufacturing Company (TSMC) where he served as Vice President of Quality and Reliability from September 1999 to June 2002 and as Vice President of Technology with the company's North America operations from July 2002 to February 2005. Prior to joining TSMC, Dr. Yue was employed for 17 years by Advanced Micro Devices (AMD) where he held various positions, including Director of Reliability and Quality in the Corporate Quality Division and was an AMD fellow. Prior to AMD, Dr. Yue held management positions at National Semiconductor and Texas Instruments. He holds a B.S. degree in physics from the Massachusetts Institute of Technology, a Ph.D. and an M.S. degree in physics from Stanford University, and an M.B.A. degree from Southern Methodist University.

        Bruce Weyer has served as our Vice President of Marketing since August 2007. From June 1998 to August 2007, Mr. Weyer served as Senior Director of Marketing for the Advanced Products and Processing Solution groups, and Senior Director of Business Operations at Xilinx. Prior to joining Xilinx, Mr. Weyer was employed for 8 years by Actel Corporation where he held various positions, including Director of Product Marketing and Business Development. Prior to Actel, Mr. Weyer held marketing and engineering positions at AMD and Lockheed Missiles & Space Company, Inc. Mr. Weyer holds a B.S. degree in Electrical Engineering from Purdue University and an M.B.A. degree from Santa Clara University.

        Anson Chan has served as our Vice President of Finance since February 2007. From July 2006 to February 2007, Mr. Chan served as our Vice President of Business Strategy. From September 1997 to July 2006, Mr. Chan served in various positions with PricewaterhouseCoopers, LLP, a public accounting firm, most recently as a Senior Manager. Mr. Chan holds a B.S. degree in economics and a B.S. degree in engineering from the University of Pennsylvania and an M.B.A. degree in business strategy and operations management from the University of Chicago.

ITEM 1A.    RISK FACTORS

        This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.

Risks Related to Our Business

  We face intense competition in our markets from CMOS and CCD image sensor manufacturers, and if we are unable to compete successfully we may not be able to maintain or grow our business.

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

        Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Kodak, Micron, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Kodak, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, MagnaChip, PixArt, Pixelplus, Pixim, SETi and SiliconFile. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

  Sales of our image-sensor products for mobile phones account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.

        Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 80% and 70% of our revenues in fiscal 2007 and 2008, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2009 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for mobile phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If our sales to the mobile phone market do not increase and/or the mobile phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

  Our future success depends on the timely development, introduction, marketing and selling of new CMOS image sensors, which we might not be able to achieve.

        Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

  •
  accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for personal computers and other platforms;

  •
  development of advanced technologies and capabilities, including our new OmniBSI technology;

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

  Design wins are a key determinant of future revenues, and failure to obtain design wins adversely affects our revenues and impairs our ability to grow our business.

        Our past success has been, and our future success is, dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions on a timely basis that satisfy the manufacturers' requirements. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier and modifying its design platforms. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to expand our business in the future will be impaired.

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

        In addition, we have entered into a foundry manufacturing agreement with PSC pursuant to which we and PSC have agreed to jointly develop certain pixel-related process technology and for PSC to process certain of our CMOS image sensors at PSC's facilities in accordance with the scheduled development approved by both parties.

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

        If TSMC, PSC, or any of our other foundries were unable to continue manufacturing our wafers in the required quantities, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also develop their own of image-sensor products and if one or more of our other foundries were to decide not to fabricate our companion DSP chips for competitive or other reasons, we would have to identify and qualify other sources for these products.

  We rely on a joint venture company for color filter application and on third party service providers for packaging and other back-end services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

        We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering, Inc. and on ImPac, our equity investee, for substantially all of our ceramic chip packages. We rely on XinTec and WLCSP, two investee companies, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is ImPac, to perform the necessary wafer probe tests and prepare good die for use in a form called chip-on-board, a process called reconstructing wafers. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

        In addition, if competition for color filter processing, packaging, capacity or other back-end services increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of third party service providers to provide color filter processing services subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our costs of manufacturing, assembling or testing of our products, which would adversely affect our operating results.

  Fluctuations in our quarterly operating results have caused volatility in the market price of our common stock and also make it difficult to predict our future operating results.

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

  •
  the level of our operating expenses; and

  •
  fluctuations in our effective tax rate from quarter to quarter.

        Our introduction of new products and our product mix have affected and may continue to affect our quarterly operating results. Changes in our product mix could adversely affect our operating results, because some products provide higher margins than others. We typically experience lower yields when manufacturing new products through the initial production phase, and consequently our gross margins on new products have historically been lower than our gross margins on our more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our operating expenses are relatively fixed in the short-term, and our inventory levels are based on our expectations of future revenues. Consequently, if we do not achieve the revenues we expect in any quarter, expenses and inventory levels could be disproportionately high, adversely impacting our operating results for that quarter, and potentially in future quarters.

        All of these factors are difficult to forecast and could result in fluctuations in our quarterly operating results. Our operating results in a given quarter could be substantially less than anticipated, and, if we fail to meet market analysts' expectations, a substantial decline in our stock price could result. Fluctuations in our quarterly operating results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance.

  Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations from period to period.

        Many of the products using our image sensors, such as mobile phones, notebooks and personal computers, DSCs and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year.

        In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. For example, we believe that the decline in revenues that we experienced in the fourth quarter of fiscal 2007 and 2008 is partly attributable to the fact that in 2007 and 2008 Chinese New Year occurred in mid-February, and manufacturing did not resume in full for several weeks.

  Problems with wafer manufacturing and/or back-end processing yields could result in higher product costs and could impair our ability to meet customer demand for our products.

        If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we will incur higher unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function both of our design technology and the particular foundry's manufacturing process technology. Certain risks are inherent in the introduction of new products and technology. Low yields may result from design errors or manufacturing failures in new or existing products. During the early stages of production, production yields for new products are typically lower than those of established products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly, we perform final testing of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as the application of color filters and micro-lenses, dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our gross margins and/or our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business.

  If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

        Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. We are continually working to improve our sales forecasting procedures. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a shift in the mix of product demand, in particular a shift in demand towards VGA products late in the second quarter of fiscal 2007, and as a result our inventories at the end of the second and third quarters of fiscal 2007 were higher than we intended them to be. We need to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. For example, although in the security and surveillance market we continue to sell image-sensor products introduced more than four years ago, in the mobile phone market, the product life cycle of image sensors can be as little as six months. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

  We depend on the increased acceptance of mass-market image-sensor applications to grow our business and increase our revenues.

        Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for mobile phones, notebook and personal computers, digital still and video cameras, commercial and security and surveillance applications, toys and games, including interactive video games, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products.

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

        The production of our image sensors requires a lengthy manufacturing, packaging and assembly process, typically lasting approximately 12-14 weeks. Additional time may pass before a customer commences taking volume shipments of products that incorporate our image sensors. Even when a manufacturer decides to design our image sensors into its products, the manufacturer may never ship final products incorporating our image sensors. Given this lengthy cycle, we experience a delay between the time we incur expenditures for research and development and sales and marketing efforts and the time we generate revenue, if any, from these expenditures. This delay makes it more difficult to forecast customer demand, which adds uncertainty to the manufacturing planning process and could adversely affect our operating results. In addition, the product life cycle for certain of our image-sensor products designed for use in certain applications can be relatively short. If we fail to appropriately manage the manufacturing, packaging and assembly process, our products may become obsolete before they can be incorporated into our customers' products and we may never realize a return on investment for the expenditures we incur in developing and producing these products.

  Our ability to deliver products that meet customer demand is dependent upon our ability to meet new and changing requirements for color filter application and image-sensor packaging.

        We expect that as we develop new products to meet technological advances and new and changing industry and customer demands, our color filter application and ceramic, plastic and chip scale packaging requirements will also evolve. Our ability to continue to profitably deliver products that meet customer demand is dependent upon our ability to obtain third party services that meet these new requirements on a cost-effective basis. There can be no assurances that any of these parties will be able to develop enhancements to the services they provide to us to meet these new and changing industry and customer requirements. Furthermore, even if these service providers are able to develop their services to meet new and evolving requirements, these services may not be available at a cost that enables us to sustain our profitability.

  The high level of complexity and integration of our products increases the risk of latent defects, which could damage customer relationships and increase our costs.

        Our products are based upon evolving technology, and because we integrate many functions on a single chip, are highly complex. The integration of additional functions into already complex products could result in a greater risk that customers or end users could discover latent defects or subtle faults after we have already shipped significant quantities of a product. Although we test our products, we have in the past and may in the future encounter defects or errors. For example, in the third quarter of fiscal 2005, we recorded a provision of $2.7 million related to the possible replacement of products that did not meet a particular customer's standards. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.

  We depend for the majority of our revenues on a few key customers and, the loss of one or more of our key customers could significantly reduce our revenues.

        A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2008, one OEM customer accounted for approximately 15.0% of our revenues. In fiscal 2008, one distributor customer accounted for approximately 19.9% of our revenues. In addition, in fiscal 2008, approximately 55.0% of our revenues came from sales to our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

  Changes in accounting rules for stock-based compensation have adversely affected our reported operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.

        Since our founding, we have used employee stock options and other stock-based compensation to attract, motivate and retain our employees. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," or SFAS No. 123(R). We adopted SFAS No. 123(R) on May 1, 2006 and accordingly, we began to measure compensation costs for all stock-based compensation at fair value and recognize these costs as expenses in our Consolidated Statements of Income. The recognition of these expenses in our Consolidated Statements of Income has had a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, reducing or altering our use of stock-based compensation to reduce these expenses, may adversely impact our ability to attract, motivate and retain qualified employees, which could put us at a competitive disadvantage in the employee marketplace.

  We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets or long-term investments become impaired.

        Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill, amortizable intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2008, our net goodwill and amortizable intangible assets totaled approximately $21.5 million and our long term investments totaled approximately $85.4 million.

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

        We are required to comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires that we prepare an annual management report assessing the effectiveness of our internal control over financial reporting, and requires a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting.

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

  Corporate governance regulations have increased our compliance costs and could further increase our expenses if changes occur within our business.

        We are subject to corporate governance laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, that impose certain requirements on us and on our officers, directors, attorneys and independent registered public accounting firm. In order to comply with these rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses in fiscal 2005 and fiscal 2006 as compared to prior fiscal years. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.

  We hold a significant amount of marketable securities which are subject to general market risks over which we have no control.

        As of April 30, 2008, we held cash and cash equivalents totaling $217.3 million, and short-term investments totaling $52.0 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. Recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. To date, we have not realized any losses as a result of these disruptions, but a future requirement to liquidate a portion of our portfolio at short notice could result in losses of principal.

  There are risks associated with our operations in China.

        In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, formerly Hua Wei Semiconductor (Shanghai) Co. Ltd., as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products, and relocated our automated image testing equipment from the United States to China. We are currently expanding our testing capabilities with additional automated testing equipment, which will also be located in China. Through our wholly-owned subsidiary, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we are also developing land and constructing research facilities in Shanghai. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. More recently we invested in a company in China that is providing a portion of our CSP packaging requirements. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

  •
  difficulties in staffing and managing foreign operations, particularly in attracting and retaining personnel qualified to design, sell and support CMOS image sensors;

  •
  increases in the value of the Chinese Yuan Renminbi;

  •
  difficulties in coordinating our operations in China with those in California;

  •
  difficulties in enforcing contracts in China;

  •
  difficulties in protecting intellectual property;

  •
  diversion of management attention;

  •
  imposition of burdensome governmental regulations;

  •
  difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

  •
  political and economic instability, which could have an adverse impact on foreign exchange rates in Asia and could impair our ability to conduct our business in China; and

  •
  inadequacy of the local infrastructure to support our operations.

  We may experience integration or other problems with potential future acquisitions, which could have an adverse effect on our business or results of operations. New acquisitions could dilute the interests of existing stockholders, and the announcement of new acquisitions could result in a decline in the price of our common stock.

        We may in the future make acquisitions of, or investments in, businesses that offer products, services and technologies that we believe would complement our products, including CMOS image-sensor manufacturers. We may also make acquisitions of or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. In addition, any future acquisition or substantial investment could present numerous risks, including:

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

  We may not achieve continued benefits from our joint venture with TSMC.

        In October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services. In August 2005 and again in January 2007, we entered into amendments to the agreement with TSMC to expand the scope of VisEra's activities and provide additional funding for the expansion of VisEra.

        In January 2006, VisEra acquired certain color filter processing equipment from TSMC and assumed direct responsibility for providing the color filter processing services that had previously been provided to us by TSMC. We expect that VisEra will be able to provide us with a committed supply of high quality manufacturing services at competitive prices. However, there are significant legal, governmental and relationship risks to developing VisEra, and we cannot ensure that we will continue to receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the existence of VisEra may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services.

  We may not achieve all of the anticipated benefits of our alliances with, and strategic investments in, third parties.

        We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a company that provides chip scale packaging services, and in June 2003 we made an investment in ImPac, a packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further 29.6% of the issued and outstanding shares of XinTec. In January 2007, TSMC acquired directly a 43.0% interest in XinTec, thus reducing our beneficial ownership in XinTec to 12.4%. In May 2007, we acquired approximately 20.0% of the registered capital of WLCSP, a company that also provides chip scale packaging services.

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

        We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, in August 2002, we initiated a patent infringement action in Taiwan, Republic of China against IC Media Corporation of San Jose, California for infringement of a Taiwanese patent that had been issued to us. In response to our patent infringement action, in October 2002, IC Media Corporation initiated a cancellation proceeding in the Taiwan Intellectual Property Office with respect to our patent. In July 2003, the Taiwan Intellectual Property Office made an initial determination to grant the cancellation of the subject patent, which decision was upheld by the Taiwan Ministry of Economic Affairs and the High Administrative Court. We decided not to appeal such decision by the May 31, 2005 deadline. Although we do not believe the cancellation of the Taiwanese patent at issue in the dispute described above has had a material adverse effect on our business or prospects, there may be other situations where our inability to adequately protect our intellectual property rights could materially and adversely affect our competitive position and operating results. If a third party can copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents, this could materially adversely affect our business and prospects. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Any disputes over our intellectual property rights, whatever the ultimate resolution of such disputes, may result in costly and time-consuming litigation or require the license of additional elements of intellectual property for a fee.

  Litigation regarding intellectual property could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.

        In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past been, and may in the future be, subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation against us would likely be time-consuming and expensive to resolve and would divert management's time and attention and could also force us to take actions such as:

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

  •
  continuously improve our operational, financial and accounting systems;

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

        We must also manage multiple relationships with customers, business partners and other third parties, such as our foundries and process and assembly vendors. Moreover, future growth could significantly overburden our management and financial systems and other resources. We may not make adequate allowances for the costs and risks associated with our expansion. In addition, our systems, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to capitalize on potential market opportunities. Our future operating results will also depend, in part, on our ability to expand sales and marketing, research and development, accounting, finance and administrative support.

  Our future tax rates could be higher than we anticipate and may harm our results of operations

        As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax law is subject to legal and factual interpretation, judgment and uncertainty, and tax laws themselves are subject to change. Consequently, taxing authorities may impose tax assessments or judgments against us that could result in a significant charge to our earnings.

        A number of other factors will also affect our future tax rate, and certain of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. These factors include changes in non-deductible share-based compensation, changes in tax laws or the interpretation of tax laws, changes in the proportion and geographic mix of our revenue or income, changes in the valuation of our deferred tax assets and liabilities, changes in available tax credits and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

  Our sales through distributors increase the complexity of our business and may reduce our ability to forecast revenues.

        During fiscal 2007 and 2008, approximately 40.0% and 33.2%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

        We face difficulties in managing our third party foundries, color filter application service providers, packaging and other manufacturing service providers and our foreign distributors, most of whom are located in Asia. Any political and economic instability in Asia might have an adverse impact on foreign exchange rates and could cause service disruptions for our vendors and distributors and adversely affect our customers.

        Sales outside of the United States accounted for substantially all of our revenues for fiscal 2007 and 2008. We anticipate that sales outside of the United States will continue to account for nearly all of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

  •
  longer payment cycles;

  •
  the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

  •
  decreased visibility as to future demand;

  •
  difficulties in accounts receivable collections; and

  •
  burdens of complying with a wide variety of foreign laws and labor practices.

        Sales of our products have to date been denominated principally in U.S. dollars. Over the last several years, the U.S. dollar has weakened against most other currencies. Future increases in the value of the U.S. dollar, if any, would increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. If a larger portion of our international revenues were to be denominated in foreign currencies in the future, we would be subject to increased risks associated with fluctuations in foreign currency exchange rates.

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

        Our success also depends on our ability to identify, attract and retain qualified sales, marketing, finance, management and technical personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues, operations and product development efforts could be harmed.

  We are currently implementing a new enterprise resource planning system, a process which presents a number of significant operational risks.

        As our business grows and becomes more complex, we have to expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business and are currently implementing a new ERP based on a suite of application software developed by Oracle Corporation. Implementation of such a system requires significant management attention and resources over an extended period of time and any significant design errors in or delay in the implementation of the system could materially and adversely affect our operating results and impact our ability to manage our business.

  Our operations may be impaired as a result of disasters, business interruptions or similar events.

        Disasters and business interruptions such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees' and customers' health could materially and adversely affect our operating results and financial condition. In particular, our Asian operations and most of our third party service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within or close to that geographic area could be extremely disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

  Provisions in our charter documents and Delaware law, as well as our stockholders' rights plan, could prevent or delay a change in control of our company and may reduce the market price of our common stock.

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

  Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control that may prevent our stockholders from selling our common stock at a profit.

        The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through April 30, 2008, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on May 30, 2008 was $16.20 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices are located in a leased 43,960 square foot facility in Sunnyvale, California. Our lease on the Sunnyvale facility expires on May 31, 2009 with the right to extend the lease for an additional five years. In December 2005, we leased an additional 48,896 square feet of office space in an adjacent facility in Sunnyvale, California. Our lease on the second Sunnyvale facility expires on June 30, 2009 with the right to extend the lease for an additional five years. In March 2007, we purchased a complex of four buildings in Santa Clara County, California, totaling approximately 207,000 square feet for an aggregate purchase price of approximately $37.5 million. We expect to spend approximately $18.0 million to complete the interior build-out of the buildings and currently expect to occupy three of the four buildings in July 2008.

        In January 2007, we entered into a Land-Use-Right Purchase Agreement, or the Purchase Agreement, with the Construction and Transportation Commission of the Pudong New District, Shanghai through our wholly-owned subsidiary, OTC. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, we agreed to pay an aggregate amount of approximately $0.6 million, or the Purchase Price, in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, we are obligated to invest a minimum of approximately $32.9 million to develop the land and construct facilities, which amount includes the Purchase Price. Construction of the facilities on the land must commence and be completed during the time period beginning on June 30, 2007 and ending on June 30, 2009, subject to an additional one-year extension under limited circumstances. We may use the land solely for the purposes of industrial use and/or scientific research.

        In December 2001, our Chinese subsidiary, OSC, entered into an agreement to lease 447,400 square feet of land in Shanghai, China on which we have built a facility that is currently used for product design and testing and may possibly be used for other activities in the future. This lease agreement expires in December 2051. We believe that our existing or readily available facilities are suitable and adequate for our present purposes.

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

        In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including us that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving OmniVision is not one of the six test cases). Because class certification was a condition of the settlement, it is unlikely that the current settlement will receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants' motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, we believe that we have meritorious defenses to plaintiffs' claims and intend to defend the action vigorously.

        On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of our underwriters for our initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The complaint names us as a nominal defendant. No recovery is sought from us.

        On February 21, 2008, we filed a lawsuit against Qualcomm Incorporated in the United States District Court for the Northern District of California, or the Northern District Action, alleging claims of trademark infringement arising from Qualcomm's use of, and attempt to register, the mark OMNIVISION for a computer hardware system and related services. We seek an injunction and unspecified damages. We had previously filed opposition proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark office against Qualcomm's applications to register the OMNIVISION mark, and we successfully moved to suspend those proceedings based upon the new parallel federal litigation. We recently served Qualcomm with the Complaint in the Northern

District Action, and Qualcomm has filed its Answer denying the allegations of infringement. Trial is currently set for November 30, 2009.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No stockholder votes took place during the fourth quarter of fiscal 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock has been quoted on the NASDAQ Global Market under the symbol "OVTI" since our initial public offering in July 2000. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2008:
First quarter	$19.30	$13.50
Second quarter	25.17	15.73
Third quarter	22.35	11.50
Fourth quarter	19.75	12.09
Fiscal 2007:
First quarter	$34.49	$17.21
Second quarter	19.20	13.85
Third quarter	18.90	11.00
Fourth quarter	14.93	11.29

        On June 24, 2008, the reported last sale price of our common stock on the NASDAQ Global Market was $12.93 per share. As of June 24, 2008, there were approximately 70 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of June 24, 2008 was approximately 20,000.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. Other than for the repurchase of our common stock as described below, we currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

Repurchase of Our Common Stock

        On June 21, 2005, our board of directors authorized the repurchase under an open-market program of up to an aggregate of $100 million of our common stock. Repurchases under the open-market program were authorized for a twelve-month period ended June 21, 2006. At the expiration of the program on June 21, 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

        On February 27, 2007, our board of directors approved a stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. See the section entitled "Capital Resources" in Item 7 of this Annual Report on Form 10-K for further information on this program.

        The following table sets forth, for the periods indicated, our purchases of our common stock in the fourth quarter of fiscal 2008 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
February 1, 2008 - February 29, 2008	—	$—	—	$88,543
March 1, 2008 - March 31, 2008	4,423	16.90	4,423	13,800
April 1, 2008 - April 30, 2008	—	—	—	$13,800

Total	4,423	$16.90	4,423

Performance Graph

        Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed "filed" with the SEC or "Soliciting Material" under the Securities Exchange Act of 1934, as amended, or subject to Regulation 14A or 14C, or to liabilities of Section 18 of the Exchange Act except to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically incorporate this information by reference.

        The following is a line graph comparing the cumulative total return to stockholders of our common stock at April 30, 2008 since April 30, 2003, to the cumulative total return over such period of (i) The Nasdaq Stock Market United States Index and (ii) the S&P Semiconductors Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among OmniVision Technologies, Inc., The NASDAQ Composite Index
And The S&P Semiconductors Index

	4/03	4/04	4/05	4/06	4/07	4/08
OmniVision Technologies, Inc.	100.00	184.27	115.11	239.19	111.32	132.07
NASDAQ Composite	100.00	134.18	134.93	165.79	181.16	173.24
S&P Semiconductors	100.00	138.26	125.82	142.81	140.85	130.33

*
Assumes that $100.00 was invested on April 30, 2003 in our common stock and in the Nasdaq Stock Market (U.S.) Index and the S&P Semiconductor Index, and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended April 30,
	2008(1)	2007(2)	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Income data:
Revenues	$799,628	$528,143	$491,926	$388,062	$318,123
Cost of revenues	593,377	372,776	310,250	231,508	194,106

Gross profit	206,251	155,367	181,676	156,554	124,017

Operating expenses:
Research, development and related	79,369	67,570	40,572	25,494	15,568
Selling, general and administrative	62,228	58,674	35,320	29,012	22,387
Litigation settlement, net of recovery of $13,000	—	3,300	—	—	—

Total operating expenses	141,597	129,544	75,892	54,506	37,955

Income from operations	64,654	25,823	105,784	102,048	86,062
Interest income, net	12,128	14,580	8,949	4,218	1,696
Other income (expense), net	(691)	(1,285)	933	(173)	1,250

Income before income taxes and minority interest	76,091	39,118	115,666	106,093	89,008
Provision for income taxes	11,049	9,392	23,133	29,706	30,263
Minority interest	(33)	5,753	3,385	—	—

Net income	$65,075	$23,973	$89,148	$76,387	$58,745

Net income per share:
Basic	$1.20	$0.44	$1.64	$1.35	$1.11

Diluted	$1.19	$0.43	$1.56	$1.24	$0.98

Shares used in computing net income per share:
Basic	54,401	54,706	54,268	56,688	52,856

Diluted	54,767	55,234	56,958	61,566	59,688

(1)
On May 1, 2007, we adopted the provisions of FIN 48 to account for uncertainty in income taxes.

(2)
On May 1, 2006, we adopted the provisions of SFAS No. 123(R) for recording stock-based compensation.

	April 30,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$217,340	$190,878	$240,227	$170,457	$114,653
Restricted cash	—	—	—	—	1,072
Working capital	413,696	357,027	363,252	342,755	271,919
Total assets	718,346	688,059	577,269	479,833	345,836
Total current liabilities	86,355	158,685	123,008	78,073	45,823
Long-term income taxes payable	78,031	—	—	—	—
Non-current portion of long-term debt	32,830	27,576	308	—	—
Retained earnings	300,852	240,084	216,111	126,963	50,576
Total stockholders' equity	509,731	490,456	422,807	390,098	300,013

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

        We design, develop and market high performance, highly integrated and cost efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we sometimes refer to by the name CameraChip™ image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the CMOS fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream.

  The Current Economic and Market Environment

        We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

        We sell our products worldwide directly to OEMs, which include branded customers and contract manufacturers, and VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and personal computer market, the digital still camera, or DSC, market, the security and surveillance market, the toys and games market, and the automotive and medical markets.

        In the mobile phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular mobile phone maker determines which image sensor to design into one or more specific models. The time lag between design win and volume shipments varies from as little as three months to as much as twelve months. Design wins are also an important driver in the many other markets that we address, and in some cases, such as automotive or medical applications, the time lag between a particular design win and first revenue can be longer than one year.

        The overwhelming majority of sales of our products depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped close to one billion CameraChip image sensors, including approximately 425 million in fiscal 2008. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

        We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to an investee joint venture company. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

        To increase and enhance our production capabilities, we work with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities, at which our products can be produced. VisEra, our joint venture with TSMC and our investments in three key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. In January 2007, we and TSMC each invested an additional $27.0 million in VisEra for its manufacturing capacity expansion. In April 2008, VisEra substantially completed the relocation and expansion of its capacity at a newly constructed manufacturing facility in Taiwan. Separately, TSMC purchased 90,526,000 shares from XinTec to enable XinTec to expand its capacity. In February 2007, we also entered into a foundry manufacturing agreement with PSC.

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

        Many of the products using our image sensors, such as mobile phones, notebook and personal computers, DSCs and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close.

        We believe that the market opportunity represented by mobile phones remains very large. We benefited from the growth in shipments of image sensors for mobile phones in fiscal 2007 and fiscal 2008. Demand increases were particularly strong for our VGA and 2.0-megapixel image sensors.

        We also believe that, like the DSC market, mobile phone and notebook and personal computer demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple resolution categories. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

        As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Kodak, Micron, Samsung, Sharp, Sony, ST Microelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, notebook and personal computers and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

        In addition, from time to time, other companies enter the CMOS image sensor market by using obsolete and available manufacturing equipment. While these efforts have rarely had any long-term success, the new entrants do sometimes manage to gain market share in the short term by pricing their products significantly below current market levels which puts additional downward pressure on the prices we can obtain for our products.

        In common with many other semiconductor products and as a response to competitive pressures, the ASPs of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Accordingly, in order to maintain our gross margins, we and our suppliers have to work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we have to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin will decline.

        As part of our ongoing efforts to achieve both higher resolutions and smaller chip sizes, we initiated mass production volumes of our OmniPixel3 sensors with 0.11 µm process technologies in January 2008. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as unexpected back-end yield problems. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.

  Strategy

        Our strategic goal is to produce the image sensors of choice for all available end-use markets. The most important elements of our strategy are the following:

        Maintain Technology Leadership.    We intend to maintain our position as a leader in CMOS image-sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the image sensor and the signal processor into a single chip, often eliminating the requirement for a separate DSP. As a result, our CameraChip image sensors offer camera device manufacturers advantages in terms of size, power consumption, cost and ease of design.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

For example, we have successfully increased the resolution of our image sensors while decreasing overall chip size by producing on 0.13 µm process geometries. In May 2007, we announced our OmniPixel3 architecture. In February 2008, we announced our OmniPixel3-HS architecture, which incorporates a new pixel design that doubles the sensitivity of our 1.75-µm OmniPixel3 architecture. We are continuing to develop products using still narrower geometries. We have successfully developed image sensor technology from 100,000 pixels to 5.17 megapixels, underscoring our ability to deliver a wide range of solutions to address changing market demands. We are committed to continue increasing image quality and to reducing the overall size of the CameraChip image sensor's array.

        In May 2008, we announced a new approach to CMOS image sensor design we call OmniBSI technology. OmniBSI technology is based on an idea called back side illumination, or BSI. All current CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the sensor with the metal wiring of the transistors in the pixel. With our new OmniBSI architecture, the sensor receives light through the back side of the chip. Not only does this enable us to produce a superior image, it also permits the front of chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality.

        In addition to improving the amount of light the image sensor can collect, our OmniBSI architecture significantly increases the quantum efficiency and reduces the cross talk of the image sensor. Increasing the quantum efficiency increases the quality of the sensor's color reproduction. Reducing cross talk reduces electrical noise, which produces sharper images and better color.

        Another advantage of capturing light on the back side of the image sensor is that we reduce the distance the light has to travel to the pixels, and thus provide a wider angle of light acceptance. The wider angle of acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera.

        Continue to Develop Our Proprietary Technology to Maintain Competitive Advantage.    We intend to continue to develop proprietary intellectual property to maintain our competitive advantage. We have developed a variety of proprietary technologies that expand the utility of our image sensor solutions. For example, we have produced image sensors capable of generating useable data in both low light and bright light conditions simultaneously. This high dynamic range, or HDR, technology enables the use of image sensors in demanding environments such as in automotive and security applications. Our commitment to enhancing our proprietary technology is also reflected in our acquisition of CDM and its Wavefront Coding technology and by the development of our OmniBSI architecture described above.

        Leverage Expertise Across Multiple Mass-Market Applications.    We intend to continue to focus on developing our CameraChip image sensors for multiple mass-market applications. To date we have shipped close to one billion image sensors. As the demand for camera functionality increases in our principal markets and becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain end-markets to expand into emerging mass-market applications for our image sensors. For example, we used the expertise we developed in mobile phone markets to develop image sensors for notebook computers. Other markets and applications we are focusing on include security and surveillance, toys and interactive video game consoles, and the multiple opportunities in automotive and medical applications.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

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

        Further Develop Close Customer Relationships.    We intend to enhance our customer relationships by continuing to collaborate with our customers on the design and specification of their products. We work with customers during various stages of their product development cycles, including strategic decision-making, new product design and replacement design to help them develop a logical technology migration path and to ensure that our products meet their future design needs. By working closely with our customers, we believe we can better anticipate their future design needs and increase the likelihood that they will incorporate our image sensors into their products.

  Our Solution

        We specifically design our highly integrated image sensors to be cost effective and to provide high image quality. By integrating a number of distinct functions onto a single CMOS chip, including image capture, image processing, color processing, signal conversion and output of images for either digital or analog equipment, our image sensors offer camera device manufacturers a number of benefits, including:

        High Image Quality and Resolution.    We have developed a number of proprietary methods for enhancing image quality by increasing our image sensors' sensitivity to light and significantly improving their signal to noise ratio. These methods allow us to reduce the size of each individual pixel and thereby increase the number of pixels in a image sensor of a given size. The result is a current portfolio of several high resolution image sensors ranging up to a 5-megapixel product. The first product using our proprietary OmniBSI technology is an 8-megapixel sensor. In addition, we are able to produce image sensors at lower resolutions with smaller pixel arrays, which serve to reduce the overall cost of the image sensor and its supporting components, such as lenses.

        Lower Cost.    The highly integrated design of our image sensor enables us to deliver image sensors to our customers at a cost which makes the cameras they are part of increasingly less expensive. This cost saving is driven, in large part, by our ability to achieve a high level of functionality in a single chip while continually reducing the overall size of the device.

        Accelerated Time to Market.    The highly integrated nature of our image sensor simplifies the design of cameras and allows our customers to shorten their product design cycles. This provides our cell phone industry and consumer electronics customers with critical competitive advantages, as time to market is typically a major determinant of product success and longevity. We also work closely with our customers to accelerate product development cycles by providing camera reference designs, engineering design review services and customer product evaluation, testing and debugging services. In addition, we have designed our manufacturing and production processes to allow us to quickly ramp production

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

volumes to meet increased customer demand, which is particularly important in the high volume markets in which we participate.

        Streamlined Manufacturing and Production.    Our CameraChip image sensors are well suited for production using the relatively simple, low cost and large-scale wafer fabrication processes developed for other semiconductor products that use the CMOS process. We work closely with our foundry partners and with all the other providers of the manufacturing services we require to produce our final products to refine their processes in order to optimize image sensor performance and yields.

        Ease of Use.    Our single chip CMOS design outputs video in industry standard formats directly from the chip. These formats include the National Television System Committee, or NTSC, format and/or the Phase Alternating Line, or PAL, format for analog video. For digital video, our sensors output unprocessed data called RGB and/or a standard signal color encoding system known as YUV. As a result, our CameraChip image sensors can be quickly and easily integrated into products targeted at numerous mass-markets. This is especially important in markets such as in mobile phones, notebook and personal computers and PDAs, where video-imaging expertise has not been fully developed.

  Capital Resources

        As of April 30, 2008, we had approximately $217.3 million in cash and cash equivalents and approximately $52.0 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of "A" or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

        In June 2005, our board of directors authorized us to use up to $100 million of our available cash under an open-market program to repurchase our common stock. At the expiration of the program in June 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

        In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of April 30, 2008, we had cumulatively repurchased 5,093,500 shares of our common stock under this open-market program for an aggregate cost of approximately $86.2 million. As of April 30, 2008, we had approximately $13.8 million remaining available for further repurchases under the existing authorization. See Note 13—"Treasury Stock" to our consolidated financial statements.

  Sources of Revenues

        We generate almost all our revenue by selling our products directly to OEMs and VARs and indirectly through distributors. For accounting purposes, we treat sales to OEMs and VARs as one

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

source of revenue, and sales to distributors as another and our revenue recognition policies for the two groups are different. In general, we sell to our customers on FOB shipping point or FCA terms. See "Critical Accounting Policies and Estimates—Revenue Recognition" below for additional information regarding recognition of revenue.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. Our significant accounting policies are more fully described in Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements included in this Annual Report on Form 10-K. Our estimates reflect the following critical accounting policies:

  Revenue Recognition

        For shipments to customers without agreements that allow for returns or credits, principally OEMs and VARs, we recognize revenue using the "sell-in" method. Under this method, we recognize revenue when title passes to the customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. We provide for future returns of potentially defective products based on historical experience at the time we recognize revenue. For cash consideration given to customers for which we do not receive a separately identifiable benefit or cannot reasonably estimate fair value, we record the amounts as reductions of revenue.

        For shipment of products sold to distributors under agreements allowing for returns or credits, title and the risk of ownership to the products transfer to the distributor upon shipment, and the distributor is obligated to pay for the products whether or not the distributor has sold them at the time payment is due. Under the terms of our agreements with such distributors and subject to our prior approval, distributors are entitled to reclaim from us as price adjustments the difference, if any, between the prices at which we sold the product to the distributors and the prices at which the product is subsequently sold by the distributor. In addition, distributors have limited rights to return inventory that they determine is in excess of their requirements, and accordingly, in determining the appropriate level of allowances for excess and obsolete inventory, we take into account the inventories held by our distributors. For these reasons, prices and revenues are not fixed or determinable until the distributor resells the products to our end-user customers and the distributor notifies us in writing of the details of such sales transactions. Accordingly, we recognize revenue using the "sell-through" method. Under the "sell-through" method, we defer the revenue, adjustments to revenue and the related costs of revenue until the final resale of such products to end customers. The amounts billed to these distributors and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

adjustments to revenue and the cost of inventory shipped to, but not yet sold by, the distributors are shown net on the Consolidated Balance Sheets as "Deferred revenues, less cost of revenues."

        In order to determine whether collection is probable, we assess a number of factors, including our past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured or upon receipt of payment.

        In addition, we recognize revenue from the performance of services to a limited number of our customers by our wholly-owned subsidiary, CDM, and, through December 31, 2006, by our then consolidated affiliate, VisEra. We recognize the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. Until December 31, 2006, we recognized VisEra's service revenue from third-party customers when the production services provided by VisEra were complete and the product was shipped to the customer.

  Allowance for Doubtful Accounts

        We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide allowances for doubtful accounts. As of April 30, 2008, one large customer's account was past due. The customer has subsequently brought their account current. Customer creditworthiness and economic conditions may change and increase the risk of collectibility and may require additional allowances, which would negatively impact our operating results. As of April 30, 2008, our allowance for doubtful accounts represented approximately 1.0% of total accounts receivable.

  Allowance for Sales Returns and Warranties

        Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate our allowance for sales returns, we analyze potential customer-specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net revenues. Because the allowance for sales returns is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with each product's specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance in fiscal 2008 was approximately 0.3% of revenues, and the allowance was approximately 2.8% of total accounts receivable at April 30, 2008.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

  Excess and Obsolete Inventory and Effect on Gross Margin

        We regularly monitor inventory quantities on hand and record provisions for excess and obsolete inventories based primarily on historical usage rates and our forecast of future demand for our products. We record provisions for the cost of inventories when the number of units on hand exceeds the number of units that we forecast will be sold over a certain period of time, generally 12 months. When we recognize the provisions, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of or increase in that newly established cost basis. Because of risk of obsolescence, we will generally provide for the costs of our inventories in excess of our forecast for the applicable period.

        From time to time, we have sold certain previously written-down products. Even though we have sold some products at a price that was less than our original cost, sales of these products improve our gross margins because the inventory was previously written down.

        We attempt to control our inventory levels so that we do not hold inventories in excess of demand for the succeeding three months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for future periods. If we have inventories in excess of estimated product demand, we will record a provision, which could have a material adverse effect on our reported results of operations and financial position. In preparation for new product introductions, we gradually decrease production of established products, while preparing for production of newer products. Given our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we need. It is also difficult to accurately predict the speed of the ramp of new products or the projected life cycles of new products which have continued to shorten in duration. Under these circumstances, it is possible that we could suffer from shortages of certain products and also build inventories in excess of demand for other products.

  Stock-Based Compensation Expense

        Effective May 1, 2006, we adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchases under our employee stock purchase plan, to be recognized in our financial statements based on their respective grant date fair values. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including our stock price, expected volatility, expected term, risk-free interest rate and expected dividend yield. For expected volatility, we use an average between the historical volatility of our common stock, and the implied volatility of traded options on our common stock. The expected term of the awards is based on historical data regarding our employees' option exercise behaviors. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. In addition to the requirement for fair value estimates, SFAS No. 123(R) also requires the recording of expense that is net of an anticipated forfeiture rate. Only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on our historical option cancellation experience.

        We evaluate the Black-Scholes assumptions that we use to value our awards on a quarterly basis. With respect to the forfeiture rate, we will revise the rate, if necessary, in subsequent periods if actual forfeitures differ from our estimates. If factors change and we employ different assumptions,

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

stock-based compensation expense related to future stock-based payments may differ significantly from estimates recorded in prior periods.

        In November 2005, the FASB issued FASB Staff Position, or FSP, No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards," or FSP 123(R)-3"). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). We have elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R).

        Upon adoption of SFAS No. 123(R), we also chose to derecognize both the gross deferred tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards.

        We have also elected to use the "with and without" approach as described in Emerging Issues Task Force, or EITF, Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, we will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as research and development, or R&D, tax credits, through the Consolidated Statements of Income.

  Valuation of Long-Lived Assets

        Although to date we have not recognized any impairment losses, we assess annually whether the value of identifiable intangibles and long-lived assets, including property, plant and equipment, prepaid wafer credits and long-term investments has been impaired. We perform a similar assessment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment evaluations involve management estimates of assets' useful lives and future cash flows. If such events occur, we would estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows were less than the carrying amount of the asset, we would recognize an impairment loss. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. Factors we consider important that could trigger an impairment review include the following:

  •
  operating losses;

  •
  significant negative industry trends;

  •
  significant underutilization of the assets; and

  •
  significant changes in how we use the assets or our plans for their use.

  Accounting for Income Taxes

        We adopted FASB Interpretation No., or FIN, 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48, and related guidance on May 1, 2007. See Note 9—"Income Taxes" to our consolidated financial statements. Under FIN 48, we are required to make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may increase or decrease our tax provision in a subsequent period. Similarly, for tax liabilities denominated in a currency other than the U.S. dollar, changes in the value of the denominated currency will increase or decrease our tax provision in a subsequent period.

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

        We also have to assess the likelihood that we will be able to realize our deferred tax assets. If realization is not likely, we are required to increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate we will not ultimately realize. We believe that we will ultimately realize a substantial majority of the deferred tax assets recorded on our Consolidated Balance Sheets. However, should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determined that it is more likely than not that the benefit of our deferred tax assets will not be realized.

        As of April 30, 2008, we have recorded a valuation allowance of $4.2 million to offset California R&D tax credit carryovers. We believe that it is more likely than not that we will not realize these carryovers. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the period such event occurs. For fiscal 2008, 2007 and 2006, our income tax provision reflected effective tax rates of 14.5%, 24.0% and 20.0%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where tax rates are lower than the combined federal and state statutory rate.

  Litigation and Contingencies

        From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified in "Legal Proceedings" in Part I, Item 3 of this Annual Report.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

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

	Year Ended April 30,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.2	70.6	63.1

Gross margin	25.8	29.4	36.9

Operating expenses:
Research, development and related	9.9	12.8	8.2
Selling, general and administrative	7.8	11.1	7.2
Litigation settlement, net of recovery of $13,000	—	0.6	—

Total operating expenses	17.7	24.5	15.4

Income from operations	8.1	4.9	21.5
Interest income, net	1.5	2.7	1.8
Other income (expense), net	(0.1)	(0.2)	0.2

Income before income taxes and minority interest	9.5	7.4	23.5
Provision for income taxes	1.4	1.8	4.7
Minority interest	—	1.1	0.7

Net income	8.1%	4.5%	18.1%

Revenues

        We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, interactive video and toy cameras, and automotive and medical products. Revenues increased 51.4% to approximately $799.6 million in fiscal 2008 from $528.1 million in fiscal 2007. Revenues increased 7.4% to $528.1 million in fiscal 2007 from $491.9 million in fiscal 2006. The increase in revenues was due to an increase in unit sales of our image-sensor products, primarily for mobile phones, and notebooks and personal computers, partially offset by a decline in our average selling prices.

  Revenues from Sales to OEMs and VARs as Compared to Distributors

        We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was higher in fiscal 2008 than in fiscal 2007, but lower than in fiscal 2006. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

customer list, but that it will continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs or through distributors is not significantly different.

        The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in each of fiscal 2008, 2007 and 2006:

	Year Ended April 30,
	2008	2007	2006
OEMs and VARs	66.8%	60.0%	68.9%
Distributors	33.2	40.0	31.1

Total	100.0%	100.0%	100.0%

        OEMs and VARs.    The one OEM customer that accounted for 10% or more of our revenues in fiscal 2008 was Foxconn, which accounted for approximately 15.0% of our revenues. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2007 was Foxconn, which accounted for approximately 14.0% of our revenues. The two OEM customers that accounted for 10% or more of our revenues in fiscal 2006 were Lite-On Technology Corporation, which accounted for approximately 14.6% of our revenues, and Sanshin Electronics Co., Ltd., which accounted for approximately 11.6% of our revenues. For fiscal 2008, 2007 and 2006, no other OEM or VAR customer accounted for 10% or more of our revenues.

        Distributors.    The one distributor that accounted for 10% or more of our revenues in fiscal 2008 was World Peace, which accounted for approximately 19.9% of our revenues. The two distributors that accounted for 10% or more of our revenues in fiscal 2007 were World Peace and SiDa Electronics (Hong Kong) Co., Ltd., which accounted for approximately 15.1% and 12.9% of our revenues, respectively. The one distributor that accounted for 10% or more of our revenues in fiscal 2006 was World Peace, which accounted for approximately 13.7% of our revenues. For fiscal 2008, 2007 and 2006, no other distributor accounted for 10% or more of our revenues.

  Revenues from Domestic Sales as Compared to Foreign Sales

        The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers in each of fiscal 2008, 2007 and 2006:

	Year Ended April 30,
	2008	2007	2006
Domestic sales	1.6%	1.0%	1.0%
Foreign sales	98.4	99.0	99.0

Total	100.0%	100.0%	100.0%

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

Gross Profit

  Comparison of Fiscal 2008 and Fiscal 2007

        Our gross margin for fiscal 2008 was 25.8% of revenues, down from the 29.4% we reported for fiscal 2007. We made a concerted effort to improve our gross margin during the year, and succeeded in increasing our gross margin from 23.4% in the first quarter to 27.2% in the fourth quarter of the fiscal year. The principal causes of the year-over-year decline in our gross margin were the increases in the provisions we made for excess and obsolete inventory, changes in our product sales mix, and the decline in our average selling prices. In fiscal 2008, we recorded provisions of $23.7 million to cost of sales for excess and obsolete inventory as compared to $8.2 million in the prior fiscal year. The decline in average selling prices was due in part to an increase in the proportion of our sales represented by VGA image sensors, and in part also to an increase in the proportion of sales represented by bare die, often referred to as chip-on-board, or COB, products, rather than packaged products. Our gross margin was also lower in part as a result of the fact that revenue from sales of previously written-down products in fiscal 2008 was $6.5 million, as compared to $12.6 million in the prior fiscal year. We recorded approximately $3.6 million in stock-based compensation expense to cost of revenues in fiscal 2008 in accordance with SFAS No. 123(R) as compared to $3.7 million in the prior fiscal year.

  Comparison of Fiscal 2007 and Fiscal 2006

        Our gross margin for fiscal 2007 was 29.4% of revenues, down from the 36.9% we reported for fiscal 2006. The principal cause of the year-over-year decline in our gross margin was the decline in our average selling prices caused in part by the aggressive pricing of a major competitor seeking to increase its market share. Our gross margin was also impacted by a less favorable product mix, in particular the larger share of lower-margin VGA sensors in our unit and dollar volume as compared to the previous year, which were only partially offset by reductions in our production costs.

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

        Revenue from sales of previously written-down products in fiscal 2007 was $12.6 million, as compared to $10.1 million in the prior fiscal year. In fiscal 2007, we recorded provisions for excess and obsolete inventory of $8.2 million to cost of sales as compared to $11.5 million in the prior fiscal year.

        In fiscal 2006, we consolidated the operating results of SOI. Consolidating SOI reduced our gross margin by approximately 40 and 70 basis points in fiscal 2007 and 2006, respectively; however, because SOI's operating expense ratio is lower than ours, SOI's operating income as a percentage of revenue, or operating margins, are comparable to ours and do not have a material impact on our consolidated operating margins.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

Research, development and related expenses for fiscal 2008, 2007 and 2006 were approximately $79.4 million, $67.6 million and $40.6 million, respectively. As a percentage of revenues, research, development and related expenses for fiscal 2008, 2007 and 2006 represented 9.9%, 12.8% and 8.2%, respectively.

  Comparison of Fiscal 2008 and Fiscal 2007

        The increase in research, development and related expenses of approximately $11.8 million, or 17.5%, in fiscal 2008 as compared to fiscal 2007 resulted primarily from a $6.5 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $2.0 million increase in non-recurring engineering expenses related to new product development, a $1.3 million increase in legal expense for IP patent applications, a $1.2 million increase in facility expenses for expanding office and lab space, and a $1.1 million increase in depreciation expenses. The increase in non-recurring engineering expenses is primarily due to an increase in the number of new designs we released to our foundry partners. We anticipate that our research, development and related expenses will continue to increase as we develop and introduce new products employing our OmniBSI, OmniPixel3-HS, OmniPixel3 and Wavefront Coding technologies and develop other new technologies related to image sensors.

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

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives and insurance and legal expenses. Selling, general and administrative expenses for fiscal 2008, 2007 and 2006 were approximately $62.2 million, $58.7 million and $35.3 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2008, 2007 and 2006 represented 7.8%, 11.1% and 7.2%, respectively.

  Comparison of Fiscal 2008 and Fiscal 2007

        The increase in selling, general and administrative expenses of approximately $3.5 million, or 6.1%, for fiscal 2008 from fiscal 2007 resulted primarily from a $4.2 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, and a $1.3 million increase in legal and accounting expenses, partially offset by a $1.3 million reduction in stock compensation expenses, a $0.7 million reduction in outside service expenses, and a $0.6 million reduction in facility expenses. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, and other management information systems.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

  Comparison of Fiscal 2007 and Fiscal 2006

        The increase in selling, general and administrative expenses of approximately $23.4 million, or 66.1%, for fiscal 2007 from fiscal 2006 resulted primarily from the recognition of $13.4 million in stock-based compensation expense recognized with the adoption of SFAS No. 123(R), a $5.7 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, a $1.5 million increase in commissions paid to distributors and manufacturers' representatives associated with increased revenues, a $1.4 million increase in outside service expenses and a $1.0 million increase in facility expenses, partially offset by a $1.5 million reduction in legal expenses.

Litigation Settlement, net of recovery of $13.0 million

        We accrued $3.3 million in litigation settlement expenses in fiscal 2007, net of recovery of $13.0 million, to reflect our share of the settlement of the securities class action lawsuit filed in the United States District Court for the Northern District of California. Litigation settlement expenses for fiscal 2007 represented 0.6% of revenue. We have received all the recovery funds to which we were entitled and the litigation is now concluded.

Interest Income, Net

        We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds with final maturities no longer than 18 months from the date of purchase. Interest income, net, for fiscal 2008, 2007 and 2006 was approximately $12.1 million, $14.6 million and $8.9 million, respectively. Interest income, net, decreased in fiscal 2008 as compared to fiscal 2007 as a result of lower interest rates. Interest income, net, increased in fiscal 2007 as compared to fiscal 2006 as a result of both higher balances in interest-bearing accounts resulting primarily from cash from operations, and higher interest rates.

Other Income (Expense), Net

        Our portion of the income recorded under the equity method of accounting is included in Other income (expense), net. (See Note 5—"Long-term Investments" of the Notes to our consolidated financial statements.) Other income (expense), net, for fiscal 2008 was expense of $0.7 million. The principal components of this item were approximately $1.3 million representing our portion of the income recorded by WLCSP, which we account for under the equity method of accounting; a $1.7 million non-cash charge arising from the revaluation of the interest rate swap that is an economic hedge of the mortgage on our Santa Clara property; and a $483,000 loss that represented our portion of the net loss recorded by ImPac, which we account for under the equity method of accounting.

        Other income (expense), net, for fiscal 2007 was expense of $1.3 million and consisted of approximately $1.7 million representing our portion of the income recorded by XinTec and $225,000 representing our portion of the income recorded by ImPac. Offsetting these items was a $2.9 million contra-income item, which reflected residual income attributable to the 52.9% interest in VisEra that we do not own. The income was earned through our sale of inventory purchased from VisEra prior to January 1, 2007, the effective date of the deconsolidation. Prior to the deconsolidation, we reported the income attributable to the equity interest that we did not own as part of minority interest expense. In the eight months ended December 31, 2006, we accounted for XinTec under the equity method prior to our reversion to the cost method beginning on January 1, 2007. There was also a $492,000 expense

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

reflecting the change in fair value of an interest rate swap. See Note 8—"Borrowing Arrangements" of the Notes to our consolidated financial statements.

Provision for Income Taxes

        We generated approximately $76.1 million, $39.1 million and $115.7 million in income before income taxes and minority interest for fiscal 2008, 2007 and 2006, respectively. We recorded a provision for income taxes for fiscal 2008, 2007 and 2006 of approximately $11.0 million, $9.4 million and $23.1 million, respectively. For fiscal 2008, 2007 and 2006, our effective tax rates were 14.5%, 24.0% and 20.0%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40.0% because we earn a substantial portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rates. We expect that our consolidated effective tax rate in fiscal 2009 will continue to be less than the combined federal and state statutory rates. The extent of the difference is principally contingent upon the amount of non-deductible stock based compensation expenses and the proportion and geographic mix of our total pre-tax income. We adopted the provisions of FIN 48 on May 1, 2007. The effect of the adoption of FIN 48 on our Consolidated Balance Sheet as of May 1, 2007 is summarized in Note 9—"Income Taxes" to our consolidated financial statements.

Minority Interest

        Minority interest for fiscal 2008, 2007 and 2006 was $(33,000), $5.8 million and $3.4 million, respectively. In fiscal 2008, $(33,000) represents the 56.0% interest that we did not own in the net loss of SOI. In fiscal 2007, approximately $267,000 represents the 54.6% interest that we did not own in the net income of SOI and approximately $5.5 million represents the 52.9% interest that we did not own in the net income of VisEra. In fiscal 2006, approximately $1.4 million represents the 51.0% interest that we did not own in the net income of SOI and approximately $2.0 million represents the 54.4% interest that we did not own in the net income of VisEra.

Liquidity and Capital Resources

        Our principal sources of liquidity at April 30, 2008 consisted of cash, cash equivalents and short-term investments of $269.3 million.

  Liquidity

        Our working capital increased by approximately $56.7 million to $413.7 million as of April 30, 2008 from $357.0 million as of April 30, 2007. The increase was primarily attributable to: a $59.0 million decrease in accrued income taxes payable primarily due to the reclassification of $64.3 million of liability for net unrecognized tax benefits from current to long-term income taxes payable as a result of the adoption of FIN 48, a $39.7 million increase in accounts receivable, net, primarily consistent with the increase in revenues from prior year levels, a $26.5 million increase in cash and cash equivalents primarily due to cash provided by operating activities, and the $13.8 million decrease in a litigation settlement accrual resulting from the settlement of the related litigation. These items were partially offset by: a $62.4 million reduction in short-term investment, and a $13.0 million reduction in recoverable insurance proceeds resulting from the settlement of the same litigation.

        In March 2007, we purchased a complex of four buildings in Santa Clara, California, or the Santa Clara Property. In connection with the purchase, we entered into a Loan and Security Agreement with a domestic bank on March 16, 2007. The Loan and Security Agreement provides for a term mortgage

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

loan in the principal amount of $27.9 million, or the Mortgage Loan, and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million, or the Term Loan. In March 2008, we borrowed $6.0 million under the Term Loan for improvements in our Santa Clara Property. Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate, or LIBOR, rate plus 90 basis points. Borrowings under the Term loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and September 30, 2012, respectively.

        In order to secure the obligations, we also entered into a Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture for the benefit of the domestic bank and a Stock Pledge Agreement between us and the domestic bank.

        The Loan and Security Agreement requires us to comply with certain affirmative covenants including, but not limited to, meeting certain minimum financial standards, as well as certain negative covenants limiting our ability to take certain actions without the prior written consent of the domestic bank including, but not limited to, selling or leasing the Santa Clara Property or merging or consolidating with another entity. In addition, the Loan and Security Agreement provides that upon the occurrence of certain events of default our obligations under the Loan and Security Agreement may become immediately due and payable, or the domestic bank may cease making additional advances under the Term Loan or otherwise extending credit to us under the Loan and Security Agreement. As of April 30, 2008, we were in compliance with the financial covenants of the Loan and Security agreement.

        As of April 30, 2008, the $33.3 million amount outstanding under the Loan and Security Agreement included approximately $27.3 million outstanding under the Mortgage Loan and $6.0 million outstanding under the Term Loan. Of the $33.3 million, $32.8 million was classified as a long-term obligation on the Consolidated Balance Sheets. At April 30, 2008, the variable interest rates under the Mortgage Loan and the Term Loan were 3.6% and 4.0%, respectively. See Note 8—"Borrowing Arrangements" of the Notes to our consolidated financial statements.

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

        SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.7 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at April 30, 2008, there were no borrowings outstanding under these facilities.

  Cash Flows from Operating Activities

        For fiscal 2008, net cash provided by operating activities totaled approximately $67.6 million as compared to $42.5 million for fiscal 2007. The principal components of the current year amount were: net income of approximately $65.1 million, adjusted for non-cash charges of $27.8 million in stock-based compensation; a $23.7 million charge to write-down inventories; $13.6 million in depreciation and amortization and $8.6 million of gains in equity investments, net. For fiscal 2008, net cash provided by operating activities included increases of: a $14.7 million increase in income tax payable and a

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

$14.2 million decrease in prepaid expenses and other current assets. These increases in cash from operating activities were partially offset by: a $39.7 million increase in accounts receivable, net, which reflected the higher level of revenue and the increase in days of sales outstanding to 56 days as of April 30, 2008 from 49 days as of April 30, 2007; a $19.5 million increase in inventories; and a $10.9 million decrease in accrued expenses and other current liabilities. We increased our inventory balances to support the increase in sales revenues, but the required increases were partially offset by an increase in annualized inventory turns to 4.3 as of April 30, 2008 from 3.1 as of April 30, 2007. The $14.2 million decrease in prepaid expenses and other current assets was principally due to the final settlement of the class action litigation and the consequent removal of the associated recoverable insurance proceeds from the balance sheet and the reclassification of a deposit paid for land from other current assets to property, plant and equipment upon transfer of title.

        For fiscal 2007, net cash provided by operating activities totaled approximately $42.5 million as compared to $136.9 million for fiscal 2006. The principal components of the current year amount were: net income of approximately $24.0 million for fiscal 2007, adjusted for non-cash charges of $29.7 million in stock-based compensation, $13.0 million in depreciation and amortization, $5.8 million in the minority interest in the net income of our consolidated affiliates, $3.6 million of gains in equity investments and $1.8 million in excess tax benefits from stock-based compensation; a $16.0 million increase in accrued income taxes payable; a $34.4 million increase in accounts payable and a $10.2 million increase in accrued expenses and other current liabilities. These increases were partially offset by: a $70.1 million increase in inventories; a $19.9 million increase in prepaid expenses and other current assets; and a $8.1 million increase in refundable and deferred income taxes. The $19.9 million increase in prepaid expenses and other current assets principally reflects $13.0 million in recoverable insurance proceeds associated with the preliminary settlement of securities class-action litigation. The $10.2 million increase in accrued expenses and other current liabilities resulted from a litigation settlement accrual associated with the preliminary settlement of securities class-action litigation. The $70.1 million increase in inventories was principally the result of increases in product demand for the first quarter of fiscal 2008, which required us to accelerate our production schedules in the fourth quarter. The increase in inventory balances resulted in a decline in annualized inventory turns to 3.1 as of April 30, 2007 from 6.1 as of April 30, 2006. Our accrued income taxes payable increased as a consequence of additional provisions in fiscal 2007.

  Cash Flows from Investing Activities

        For fiscal 2008, net cash provided by investing activities totaled approximately $24.2 million as compared to net cash used in investing activities of $142.4 million for fiscal 2007 due primarily to: a $63.9 million in net sales of short-term investments, partially offset by $30.7 million in purchases of property, plant and equipment and $9.0 million in long-term investment in WLCSP.

        For fiscal 2007, cash used in investing activities increased to approximately $142.4 million from $16.9 million for fiscal 2006 due primarily to: $82.8 million in purchases of property, plant and equipment; $27.0 million in purchases of long-term investments; $20.6 million resulting from the deconsolidation of VisEra and $11.4 million in net purchases of short-term investments.

  Cash Flows from Financing Activities

        For fiscal 2008, net cash used in financing activities totaled approximately $65.3 million as compared to net cash provided by financing activities of $50.5 million for fiscal 2007 primarily due to: $86.2 million in payments for repurchases of our common stock, partially offset by $15.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

purchase plan for fiscal 2008 as compared to $10.6 million for fiscal 2007 and $6.0 million in proceeds from long-term borrowings under the Term Loan for improvements in our Santa Clara Property. During fiscal 2008, we repurchased 5,093,500 shares of our common stock at a cost of $86.2 million under an open-market program.

        For fiscal 2007, net cash provided by financing activities totaled approximately $50.5 million as compared to net cash used in financing activities of $50.9 million for fiscal 2006 primarily due to: $27.9 million in proceeds from long-term borrowings under our Mortgage Loan to purchase the Santa Clara Property; $10.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan for fiscal 2007 as compared to $19.2 million for fiscal 2006; $10.5 million in a cash contribution to VisEra by TSMC and Dai Nippon Printing Co., Ltd. and $1.8 million in excess tax benefits from stock-based compensation.

  Capital Commitments and Resources

        Over the next two years, we expect to invest approximately $20.9 million in OTC, which is in addition to the $12.0 million that we have already contributed. The funding requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a commitment to spend a total of approximately $32.9 million to develop the land. See Note 16—"Commitments and Contingencies" to our consolidated financial statements. We expect to fund our capital commitments to OTC from our available working capital.

        In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of April 30, 2008, we had cumulatively repurchased 5,093,500 shares of our common stock under the open-market program for an aggregate cost of approximately $86.2 million. See Note 13—"Treasury Stock" to our consolidated financial statements.

        We are obligated to pay an additional $10.0 million in cash upon the sale, prior to the end of April 2009, of a pre-determined number of revenue-producing products incorporating CDM's technology. CDM and the costs associated with the acquisition are included in our Consolidated Balance Sheets at April 30, 2008 and 2007.

        We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $70 million over the next twelve months will consist primarily of funding capital investment at OSC, funding a portion of the acquisition and build-out costs associated with the Santa Clara property, and funding a portion of the development costs of the land we have leased in Shanghai.

        Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. "Risk Factors." We encourage you to review these risks carefully.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of April 30, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$13,733	$5,849	$6,554	$1,330	$—
Capital leases	134	133	1	—	—
Mortgage and term loan obligations(1)	33,347	518	4,008	4,399	24,422
Non-cancelable orders	55,214	55,214	—	—	—

Total contractual obligations	102,428	61,714	10,563	5,729	24,422

Other Commercial Commitments:
Investment in Shanghai Design Center(2)	20,856	14,599	6,257	—	—

Total commercial commitments	20,856	14,599	6,257	—	—

Total contractual obligations and commercial commitments	$123,284	$76,313	$16,820	$5,729	$24,422

(1)
In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. See Note 8—"Borrowing Arrangements" to our consolidated financial statements.

(2)
Over the next two years, we expect to invest approximately $20.9 million in OTC, which is in addition to the $12.0 million that we have already contributed. OTC will use the funds to develop land and construct facilities for its use. See Note 16—"Commitments and Contingencies" to our consolidated financial statements.

        As of April 30, 2008, the long-term income taxes payable under FIN 48 was $78.0 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of April 30, 2008 presented above.

Off-Balance Sheet Arrangements

        As of April 30, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or SFAS No. 141(R), which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008 and we are required to adopt it in the first quarter of our fiscal 2010. We are currently evaluating the impact SFAS No. 141(R) may have on our financial position, results of operations and cash flows.

        In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," or SFAS No. 160, which establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent's consolidated financial statements; and (2) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and we are required to adopt it in the first quarter of our fiscal 2010. Other than re-classifying noncontrolling interests as a component of consolidated stockholders' equity and identifying earnings attributable to noncontrolling interests as part of consolidated earnings, as required by SFAS No. 160, we do not expect the adoption of the standard to have any other material impact on the our financial position, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, which will become effective for us in our fiscal 2009 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described below. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of our fiscal 2009. We do not expect our adoption of the provisions of SFAS No. 157 will have a material effect on our financial condition, results of operations or cash flows.

        In February 2008, the FASB issued FSP SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions," and FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157." FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for us from our fiscal 2009 to 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect our adoption of the provisions of FSP SFAS No. 157-1 and FSP SFAS No. 157-2 will have a material effect on our financial condition, results of operations or cash flows.

        In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159. Under SFAS No. 159, a company may elect to measure at fair value various eligible items that are not currently required to be so measured. Eligible items include, but are not limited to, accounts receivable, available-for-sale securities, equity method investments, accounts payable and firm commitments. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of our fiscal 2009. Currently, we have no plan to adopt the fair value option, under SFAS No. 159, for any of our eligible items.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

        In June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," or EITF 07-3. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We currently recognize these non-refundable advanced payments as an expense upon payment. We do not expect our adoption of EITF 07-3 to have a significant impact on our financial condition, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," or SFAS 161. This statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, and we are required to adopt it in the first quarter of our fiscal 2010. We are currently evaluating the impact SFAS No. 161 may have on our financial position, results of operations and cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Exchange Risk

        We sell our products globally, in particular to branded customers, contract manufacturers, VARs and distributors in China, Hong Kong, Japan, Korea and Taiwan.

        The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars include certain costs affecting gross profit, selling, general and administrative and research, development and related expenses, which are primarily incurred in China, where the Chinese Yuan Renminbi, or CNY, is the local currency and Taiwan, where the New Taiwan dollar is the local currency. Since July 2005, the Chinese central bank has benchmarked the CNY against a basket of currencies, and as of April 30, 2008 has allowed the CNY to appreciate by approximately 14.3% against the U.S. dollar.

        As of April 30, 2008, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC (formerly Hua Wei Semiconductor (Shanghai) Co. Ltd.), and OmniVision Technologies (Shanghai) Co. Ltd., or OTC (formerly Shanghai OmniVision IC Design Co. Ltd.); and in Taiwan, Taiwan OmniVision Technologies Co., Ltd. and Taiwan OmniVision Investment Holding Co., Ltd. is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in "Other income (expense), net" for the periods presented. The amounts of transaction gains and losses for fiscal 2008, 2007 and 2006 were not material.

        Given that the expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

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

  Market Interest Rate Risk

        Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we have also invested in auction rate securities which have a final maturity date of up to thirty years but whose interest rate is reset no less frequent than every 35 days, and in variable rate demand notes, which have a final maturity date of up to thirty years but whose interest rate is reset at varying intervals typically between one and seven days. As of April 30, 2008, we did not hold any auction rate securities or variable rate demand notes.

        Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not believe that the recent instability in global financial markets has significantly affected the value of our cash, cash equivalents and short-term investments.

        During fiscal 2007, we financed a portion of the purchase price of our Santa Clara Property with a $27.9 million Mortgage Loan. The Mortgage Loan is a variable rate loan which bears interest at LIBOR plus 90 basis points. In addition, in March 2008, we borrowed $6.0 million under the Term Loan for improvements in our Santa Clara Property. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. As of April 30, 2008, the outstanding balance of the Mortgage Loan and the Term Loan totaled $33.3 million.

        In order to fix the effective interest rate under the Mortgage Loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the Mortgage Loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, we do not believe that a hypothetical 10% change in LIBOR would have a material effect on our annual interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(9)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 9 to the consolidated financial statements, effective May 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in income Taxes, an Interpretation of financial Accounting Standard No. 109" and changed its method of accounting for uncertainty for income taxes.

        As discussed in Note 12 to the consolidated financial statements, effective May 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-based Payments."

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
June 30, 2008

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$217,340	$190,878
Short-term investments	51,993	114,432
Accounts receivable, net of allowances for doubtful accounts and sales returns	105,338	65,666
Inventories	115,127	119,663
Deferred income taxes	2,823	3,356
Prepaid expenses and other current assets	7,430	8,717
Recoverable insurance proceeds	—	13,000

Total current assets	500,051	515,712
Property, plant and equipment, net	92,451	64,363
Long-term investments	85,419	67,281
Goodwill	7,541	7,541
Intangibles, net	13,928	20,493
Other long-term assets	18,956	12,669

Total assets	$718,346	$688,059

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,760	$56,290
Accrued expenses and other current liabilities	17,069	17,524
Litigation settlement accrual	—	13,750
Income taxes payable	2,637	61,617
Deferred revenues, less cost of revenues	8,238	8,873
Current portion of long-term debt	651	631

Total current liabilities	86,355	158,685

Long-term liabilities:
Long-term income taxes payable (Note 9)	78,031	—
Non-current portion of long-term debt	32,830	27,576
Other long-term liabilities	6,955	6,998

Total long-term liabilities	117,816	34,574

Total liabilities	204,171	193,259

Commitments and contingencies (Note 16)
Minority interest	4,444	4,344
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 62,009,869 issued and 51,046,369 outstanding at April 30, 2008 and 60,810,998 shares issued and 54,940,998 outstanding at April 30, 2007, respectively	62	61
Additional paid-in capital	373,024	329,012
Accumulated other comprehensive income	1,561	867
Treasury stock, 10,963,500 shares at April 30, 2008 and 5,870,000 shares at April 30, 2007	(165,768)	(79,568)
Retained earnings	300,852	240,084

Total stockholders' equity	509,731	490,456

Total liabilities, minority interest and stockholders' equity	$718,346	$688,059

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended April 30,
	2008	2007	2006
Revenues	$799,628	$528,143	$491,926
Cost of revenues	593,377	372,776	310,250

Gross profit	206,251	155,367	181,676

Operating expenses:
Research, development and related	79,369	67,570	40,572
Selling, general and administrative	62,228	58,674	35,320
Litigation settlement, net of recovery of $13,000	—	3,300	—

Total operating expenses	141,597	129,544	75,892

Income from operations	64,654	25,823	105,784
Interest income, net	12,128	14,580	8,949
Other income (expense), net	(691)	(1,285)	933

Income before income taxes and minority interest	76,091	39,118	115,666
Provision for income taxes	11,049	9,392	23,133
Minority interest	(33)	5,753	3,385

Net income	$65,075	$23,973	$89,148

Net income per share:
Basic	$1.20	$0.44	$1.64

Diluted	$1.19	$0.43	$1.56

Shares used in computing net income per share:
Basic	54,401	54,706	54,268

Diluted	54,767	55,234	56,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Treasury Stock	Retained Earnings		Comprehensive Income
	Shares	Amount					Total
Balance at May 1, 2005	57,634,341	$58	$263,102	$(25)	$—	$126,963	$390,098
Exercise of common stock options	1,992,887	2	17,584	—	—	—	17,586
Employee stock purchase plan	116,397	—	1,565	—	—	—	1,565
Purchase of stock for treasury	(5,870,000)	—	—	—	(79,568)	—	(79,568)
Grant of fully-vested options to non-employees	—	—	6	—	—	—	6
Tax benefits from stock options	—	—	2,855	—	—	—	2,855
Translation gains	—	—	—	1,142	—	—	1,142	$1,142
Unrealized losses on available-for-sale securities, net	—	—	—	(25)	—	—	(25)	(25)
Net income	—	—	—	—	—	89,148	89,148	89,148

Balance at April 30, 2006	53,873,625	60	285,112	1,092	(79,568)	216,111	422,807	$90,265

Exercise of common stock options	858,833	1	7,798	—	—	—	7,799
Employee stock purchase plan	206,800	—	2,829	—	—	—	2,829
Employee stock-based compensation	—	—	29,660	—	—	—	29,660
Tax effect from stock-based compensation	—	—	(728)	—	—	—	(728)
Goodwill adjustment for put rights issued to CDM Optics, Inc. selling stockholders	—	—	1,894	—	—	—	1,894
Shares issued for CDM Optics, Inc. acquisition	1,740	—	34	—	—	—	34
Change-of-interest benefit from minority investments	—	—	2,413	—	—	—	2,413	$2,413
Translation losses	—	—	—	(220)	—	—	(220)	(220)
Unrealized losses on available-for-sale securities, net	—	—	—	(5)	—	—	(5)	(5)
Net income	—	—	—	—	—	23,973	23,973	23,973

Balance at April 30, 2007	54,940,998	61	329,012	867	(79,568)	240,084	490,456	$26,161

Initial adoption of FIN 48	—	—	—	—	—	(4,307)	(4,307)	$(4,307)
Exercise of common stock options	917,956	1	11,349	—	—	—	11,350
Employee stock purchase plan	280,915	—	3,852	—	—	—	3,852
Purchase of stock for treasury	(5,093,500)		—	—	(86,200)		(86,200)
Employee stock-based compensation	—	—	27,754	—	—	—	27,754
Tax effect from stock-based compensation	—	—	1,057	—	—	—	1,057
Translation gain	—	—	—	573	—	—	573	573
Unrealized gain on available-for-sale securities, net	—	—	—	121	—	—	121	121
Net income	—	—	—	—	—	65,075	65,075	65,075

Balance at April 30, 2008	51,046,369	$62	$373,024	$1,561	$(165,768)	$300,852	$509,731	$61,462

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$65,075	$23,973	$89,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,644	13,012	10,598
Change in fair value of interest rate swap	1,737	492	—
Stock-based compensation	27,754	29,660	6
Tax effect from stock-based compensation	1,057	(728)	2,855
Minority interest in net income (loss) of consolidated affiliates	(33)	5,753	3,385
Gain on equity investments, net	(8,571)	(3,639)	(847)
Affiliate stock grants	56	179	—
Write-down of inventories	23,713	8,235	11,544
Excess tax benefits from stock-based compensation	(585)	(1,836)	—
(Gain) loss on disposal of property, plant and equipment	(22)	7	19
Changes in assets and liabilities:
Accounts receivable, net	(39,658)	(75)	(6,049)
Inventories	(19,532)	(70,131)	(8,130)
Deferred income taxes	(5,713)	(8,131)	3,709
Prepaid expenses and other current assets	14,206	(19,865)	(6,713)
Accounts payable	(6,843)	34,375	15,449
Accrued expenses and other current liabilities	(10,946)	10,210	6,577
Income taxes payable	14,719	15,976	19,784
Deferred revenues, less cost of revenues	(635)	2,544	846
Deferred tax liabilities	(1,817)	2,498	(5,314)

Net cash provided by operating activities	67,606	42,509	136,867

Cash flows from investing activities:
Purchases of short-term investments	(77,963)	(259,208)	(184,372)
Proceeds from sales or maturities of short-term investments	141,859	247,838	194,322
Purchases of property, plant and equipment, net of sales	(30,657)	(82,787)	(22,655)
Proceeds from consolidation of VisEra, net of cash payments	—	—	13,792
Deconsolidation of VisEra	—	(20,646)	—
Purchases of long-term investments	(9,000)	(27,000)	(12,471)
Purchases of intangible assets	—	(548)	(5,500)

Net cash provided by (used in) investing activities	24,239	(142,351)	(16,884)

Cash flows from financing activities:
Proceeds from short-term borrowings of consolidated affiliate	—	—	3,981
Repayment of short-term borrowings of consolidated affiliate	—	—	(3,981)
Proceeds from long-term borrowings	6,000	27,927	—
Repayment of long-term borrowings	(580)	—	—
Payment of capital lease obligations	(147)	(142)	(27)
Cash contribution by minority shareholder	62	10,495	9,500
Affiliate cash dividend paid to minority shareholder	(226)	(245)	—
Proceeds from exercise of stock options and employee stock purchase plan	15,202	10,628	19,151
Payments for repurchases of common stock	(86,200)	—	(79,568)
Excess tax benefits from stock-based compensation	585	1,836	—

Net cash provided by (used in) financing activities	(65,304)	50,499	(50,944)

Effect of exchange rate changes on cash and cash equivalents	(79)	(6)	731

Net increase (decrease) in cash and cash equivalents	26,462	(49,349)	69,770
Cash and cash equivalents at beginning of period	190,878	240,227	170,457

Cash and cash equivalents at end of period	$217,340	$190,878	$240,227

Supplemental cash flow information:
Taxes paid, net	$2,444	$(2,046)	$2,474

Interest paid	$13	$25	$20

Supplemental schedule of non-cash investing and financing activities:
Capital equipment financing obligation	$8,250	$2,915	$393

Affiliate shares issued to affiliate employees	$295	$459	$—

Change-of-interest benefit from minority shareholder cash contribution	$—	$2,413	$—

Issuance of escrow shares to CDM selling stockholders	$—	$34	$—

Capitalized interest and other costs	$160	$278	$—

Initial adoption of FIN 48	$4,307	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2008, 2007 and 2006

Note 1—Basis of Presentation

  The Company

        OmniVision Technologies, Inc. and its subsidiaries ("OmniVision" or the "Company") design, develop, manufacture and market semiconductor image-sensor devices. The Company's main product, a device called the CameraChip™ image sensor, is used to capture an image and is used in a number of commercial and consumer mass-market applications. The Company's CameraChip image sensor is designed to use the complementary metal oxide semiconductor ("CMOS") fabrication process. The Company was incorporated in California in May 1995 and reincorporated in Delaware in March 2000.

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

Note 2—Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its consolidated affiliate. All significant inter-company accounts and transactions have been eliminated.

  Change-of-Interest Benefit/Impairment

        Where an unrelated third party invests in one of the Company's consolidated subsidiaries or affiliates, and the per share value of the investment exceeds the Company's average per share carrying value in the entity, the Company will record the change-of-interest benefit as "Additional paid-in capital." If the per share value is less than the Company's per share carrying value, the Company will assess whether the investment has been impaired.

  Consolidation of Affiliate (under FIN 46)

        Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46(R)"), requires that if an entity is the primary beneficiary of a variable interest entity ("VIE"), the entity should include the assets, liabilities and results of operations of the VIE in its consolidated financial statements. In the quarter ended October 31, 2005, the Company consolidated VisEra Technologies Company, Ltd ("VisEra") and VisEra Holding Company ("VisEra Cayman"), as the combined VisEra entity was deemed a VIE and the Company considered itself to be the primary beneficiary of VisEra. During the quarter ended January 31, 2007, the Company assumed responsibility for logistics management previously provided by VisEra, and as a result, concluded that it had lost its status as the primary beneficiary in VisEra and

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

VisEra ceased to be a VIE. As a result, the Company deconsolidated VisEra and VisEra Cayman on January 1, 2007, and accounted for the combined VisEra entity under the equity method. (See Note 5.)

  Foreign Currency Translation

        The functional currency of the Company is the U.S. dollar. For subsidiaries or consolidated affiliates with a functional currency other than the U.S. dollar, the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in "Accumulated other comprehensive income," a component of stockholders' equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. Remeasurement gains and losses which are included in "Other income (expense), net," have not been material in any of the periods presented.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, government bonds, certificates of deposit and money market funds that are stated at cost, which approximates fair value.

        The Company maintains its cash and cash equivalent balances with major financial institutions in the United States. These balances are subject to a concentration of credit risk and only a small proportion of these balances are covered by Federal Deposit Insurance Corporation ("FDIC") insurance.

        The Company places its cash investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines and reviews its investments regularly to identify and evaluate investments for risk of possible impairment. Factors the Company considers in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

  Short-Term Investments

        The Company's short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and government debt securities with a final maturity of eighteen months or less from the date of purchase. Until June 2007, the Company also invested in auction rate securities which have a final maturity date of up to thirty years but whose interest rate is reset no less frequent than every 35 days, and in variable rate demand notes, which have a final maturity date of up to thirty years but whose interest rate is reset at varying intervals typically between one and seven days. The Company no longer owns any auction rate securities or variable rate demand notes.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

        Short-term investments are reported at fair value at April 30, 2008 and 2007. Unrealized gains or losses are recorded in stockholders' equity and included in "Accumulated other comprehensive income." Declines in value judged to be other than temporary, of which there were none in the periods presented, would be recorded in operations at the time such judgment was made.

  Accounts Receivable

        Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Allowances for doubtful accounts and sales returns are established based on various factors including credit profiles of the Company's customers, contractual terms and conditions, historical payments, returns and discounts experience, and current economic trends. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company determines its allowance for sales returns through evaluation of historical sales returns and other known factors and provides for estimated sales returns in the same period it records the related revenues. To estimate the allowance for sales returns, the Company analyzes potential customer specific product application issues, potential quality and reliability issues and historical returns. The Company evaluates quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in the Company's consolidated balance sheets. Increases to the allowance are recorded as a reduction to revenues.

  Fair Value of Financial Instruments

        Due to their short maturities, the reported amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate fair value.

        The fair value of the Company's mortgage debt approximates book value as the underlying interest rate is based on a risk adjusted market rate. (See Note 8.)

        Related to the mortgage debt, the Company has also entered into an interest rate swap arrangement. For such derivative instrument, the Company recognizes it at the reporting date as either an asset or liability in its Consolidated Balance Sheets measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the associated hedging designation. For the swap, the Company has designated it as an economic hedge and has recorded the change in fair value to "Other income (expense), net." (See Note 8.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

  Property, Plant and Equipment

        Property, plant and equipment, including land-use rights, is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Building/leasehold improvements	Shorter of 20 years or life of lease
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 7 years
Land-use rights	Life of right, currently 50 years

        Construction in progress includes project costs paid to third parties that are clearly associated with the acquisition, development, and construction of an asset and are capitalized as a cost of that project prior to the use of the asset. Such costs include the costs of materials, interest, legal, and escrow services. These capitalized project costs are not subject to depreciation until the assets to which they are related are placed into production.

        In December 2000, the Company established OmniVision Semiconductor (Shanghai) Co. Ltd. ("OSC"), formerly Hua Wei Semiconductor (Shanghai) Co. Ltd., a Chinese subsidiary, to conduct testing operations in China. Subsequently, the Company constructed a manufacturing facility in Shanghai, China, owned by OSC. This manufacturing facility was placed in service in July 2003. OSC does not own the land that underlies the facility but holds a "land use right" that was acquired from the local Chinese government in December 2000 for approximately $0.8 million, and entitles the Company to use the land for 50 years. The cost of the land use right was recorded as a component of property, plant and equipment and is being depreciated over 50 years, the useful life of the right.

        In addition, in January 2007, the Company, through its wholly-owned subsidiary, OmniVision Technologies (Shanghai) Co. Ltd. ("OTC"), formerly Shanghai OmniVision IC Design Co. Ltd., entered into a Land-Use-Right Purchase Agreement (the "Purchase Agreement") with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company paid an aggregate amount of approximately $0.6 million in exchange for the right to use approximately 323,000 square feet of land located in Shanghai, China, for a period of 50 years.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

  Inventories

        Inventories are stated at the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market.

        The Company records provisions to reduce the carrying value of inventories to their net realizable value when the Company believes that the net realizable value is less than cost. The Company also records provisions for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months. Where necessary, these provisions take into account the inventories owned and not yet sold by certain of the Company's distributors. The recording of these allowances establishes a new and lower cost basis for each specifically identified inventory item, and the Company does not restore the cost basis to its original level regardless of any subsequent changes in facts or circumstances.

  Goodwill

        The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit (the Company has one reporting unit) to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.

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

  Warranty for Defective Products

        The Company warrants to its customers that its products will work in accordance with each product's specifications. Due to the cost and other complexities associated with rectifying any product defects, the Company does not repair any defective products. If a product is defective, the customer notifies the Company and, with the Company's approval, returns the defective product. The Company

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

then sends replacement products to the customer. Accordingly, the Company accounts for any exposure related to defective products as a portion of its allowance for sales returns.

  Treasury Stock

        The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders' equity.

  Revenue Recognition

        For shipments to customers without agreements that allow for returns or credits, principally original equipment manufacturers ("OEMs") and value added resellers ("VARs"), the Company recognizes revenue using the "sell-in" method. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. At the time revenue is recognized, the Company provides for future returns of potentially defective product based on historical experience. For cash consideration given to customers for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, the Company records the amounts as reductions of revenue.

        For shipment of products sold to distributors under agreements allowing for returns or credits, title and the risk of ownership to the products transfer to the distributor upon shipment, and the distributor is obligated to pay for the products whether or not the distributor has sold them at the time payment is due. Under the terms of the Company's agreements with such distributors and subject to the Company's prior approval, distributors are entitled to reclaim from the Company as price adjustments the difference, if any, between the prices at which the Company sold the product to the distributors and the prices at which the product is subsequently sold by the distributor. In addition, distributors have limited rights to return inventory that they determine is in excess of their requirements, and accordingly, in determining the appropriate level of allowances for excess and obsolete inventory, the Company takes into account the inventories held by its distributors. For these reasons, prices and revenues are not fixed or determinable until the distributor resells the products to the Company's end-user customers and the distributor notifies the Company in writing of the details of such sales transactions. Accordingly, the Company recognizes revenue using the "sell-through" method. Under the "sell-through" method, the Company defers the revenue, adjustments to revenue and the related costs of revenue until the final resale of such products to end customers. The amounts billed to these distributors and adjustments to revenue and the cost of inventory shipped to, but not yet sold by, the distributors are shown net on the Consolidated Balance Sheets as "Deferred revenues, less cost of revenues."

        In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, OmniVision CDM Optics, Inc. ("CDM"), formerly CDM Optics, Inc., and, through December 31, 2006, by its then consolidated affiliate, VisEra. (See Note 5.) The Company recognizes the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. Until December 31, 2006, the Company recognized VisEra's service revenue from third party customers when the production services provided by VisEra were complete and the product was shipped to the customer.

  Research, Development and Related

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs," the Company recognizes the costs associated with the internal development of intellectual property rights as expense when incurred. These costs include expenses associated with patent, copyright, trademark and trade secrets. Excluding expenses associated with patent, copyright, trademark and trade secrets, Research, Development and Related expenses for fiscal 2008, 2007 and 2006 totaled approximately $76.7 million, $66.1 million and $38.9 million, respectively.

  Advertising

        All of the Company's advertising costs are expensed as incurred.

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

        On May 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") which the FASB issued in June 2006. See Note 9 for the impact of FIN 48 on the Company's consolidated financial statements. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption have been accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

  Stock-Based Compensation

        Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which requires all share-based payments to employees, including grants of employee stock options and of other stock-based compensation under the 2007 Equity Incentive Plan (the "2007 Plan") which was approved by the Company's stockholders on September 26, 2007, and employee stock purchases under the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"), to be recognized in the financial statements based on their respective grant date fair values. The 2007 Plan replaced the Company's 2000 Stock Plan. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and eliminates the pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" ("SAB 107"), which provides guidance regarding the interaction of SFAS No. 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

        The Company adopted SFAS No. 123(R) using the modified prospective method. The Company's consolidated financial statements as of and for the fiscal years ended April 30, 2008 and 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). (See Note 12.)

        Under SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model ("Black-Scholes"), and is recognized as expense over the requisite service period of the award. The Company has chosen to recognize stock-based compensation expense using the straight-line attribution method. Black-Scholes requires the use of highly subjective, complex assumptions, including the expected term and the price volatility of the Company's stock. SFAS No. 123(R) also requires forfeiture rates to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for fiscal 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

        In accordance with FASB Staff Position ("FSP") No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards," as of April 30, 2007, the Company elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R).

        The Company has also elected to use the "with and without" approach as described in Emerging Issues Task Force ("EITF") Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as R&D tax credit, through the income statement.

        Upon adoption of SFAS No. 123(R), the Company also chose to derecognize both the deferred tax assets pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards and the offsetting valuation allowance.

        Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and complied with the disclosure provisions of SFAS No. 123. Under APB 25, compensation cost was recognized based on the difference on the date of grant, if any, between the fair value of the Company's stock and the amount an employee was required to pay to acquire the stock. In accordance with SFAS No. 123, the Company provided pro forma information to illustrate the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. In the pro forma presentation, the Company recognized stock-based compensation expense under the accelerated method, as specified in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

  Comprehensive Income

        Comprehensive income is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for fiscal 2008, 2007 and 2006, was $61.5 million, $26.2 million and $90.3 million, respectively, and included net income, the impact of the initial adoption of FIN 48 on retained earnings, unrealized gains (losses) from available-for-sale securities, change-of-interest benefits and foreign currency translation gains (losses) from foreign subsidiaries.

  Basic and Diluted Net Income Per Share

        The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share," under the provisions of which basic income per share is computed by dividing the income available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income per share excludes potential common stock if the effect of such stock is antidilutive. Potential common stock consists of unvested common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

  Minority Interest

        Minority interest in the Company's consolidated financial statements results from the accounting for the noncontrolling interest in a consolidated subsidiary or affiliate. Minority interest represents a partially-owned subsidiary's or consolidated affiliate's income, losses, and components of other comprehensive income which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests. In fiscal 2008, approximately $(33,000) represents the 56.0% interest that the Company did not own in the net loss of SOI. In fiscal 2007, approximately $267,000 represents the 54.6% interest that the Company did not own in the net income of SOI and approximately $5.5 million represents the 52.9% interest that the Company did not own in the net income of VisEra. In fiscal 2006, approximately $1.4 million represents the 51.0% interest that the Company did not own in the net income of SOI and approximately $2.0 million represents the 54.4% interest that the Company did not own in the net income of VisEra.

  Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008 and the Company is required to adopt it in the first quarter of its fiscal 2010. The Company is currently evaluating the impact SFAS No. 141(R) may have on its financial position, results of operations and cash flows.

        In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), which establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent's consolidated financial statements; and (2) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the Company is required to adopt it in the first quarter of its fiscal 2010. Other than re-classifying noncontrolling interests as a component of consolidated stockholders' equity and identifying earnings attributable to noncontrolling interests as part of consolidated earnings, as required by SFAS No. 160, the Company does not expect the adoption of the standard to have any other material impact on its financial position, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which will become effective for the Company in its fiscal 2009 except as amended by FSP SFAS 157-1 and FSP SFAS 157-2 as described below. This Statement defines fair value, establishes a framework for

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 2—Summary of Significant Accounting Policies—(Continued)

measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of the Company's fiscal 2009. The Company does not expect its adoption of the provisions of SFAS No. 157 will have a material effect on its financial condition, results of operations or cash flows.

        In February 2008, the FASB issued FSP SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions," and FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157." FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for the Company from its fiscal 2009 to 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect its adoption of the provisions of FSP SFAS No. 157-1 and FSP SFAS No. 157-2 will have a material effect on its financial condition, results of operations or cash flows.

        In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). Under SFAS No. 159, a company may elect to measure at fair value various eligible items that are not currently required to be so measured. Eligible items include, but are not limited to, accounts receivable, available-for-sale securities, equity method investments, accounts payable and firm commitments. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of its fiscal 2009. Currently, the Company has no plan to adopt the fair value option, under SFAS No. 159, for any of its eligible items.

        In June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. The Company currently recognizes these non-refundable advanced payments as an expense upon payment. The Company does not expect its adoption of EITF 07-3 to have a significant impact on its financial condition, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). This statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, and the Company is required to adopt it in the first quarter of its fiscal 2010. The Company is currently evaluating the impact SFAS No. 161 may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 3—Short-Term Investments

        Available-for-sale securities at April 30, 2008 and 2007 were as follows (in thousands):

	April 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$9,455	$1	$—	$9,456
U.S. government debt securities with maturities less than one year	24,037	69	—	24,106
U.S. government debt securities with maturities over one year	5,104	—	—	5,104
Commercial paper and bond funds	13,298	29	—	13,327

	$51,894	$99	$—	$51,993

Contractual maturity dates, less than one year				$38,558
Contractual maturity dates, one year to two years				13,435

				$51,993

	April 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,332	$—	$—	$3,332
U.S. government debt securities with maturities less than one year	3,000	—	—	3,000
U.S. government debt securities with maturities over one year	10,034	—	(12)	10,022
Municipal bonds and notes	70,521	—	(23)	70,498
Commercial paper and bond funds	27,623	—	(43)	27,580

	$114,510	$—	$(78)	$114,432

Contractual maturity dates, less than one year				$20,130
Contractual maturity dates, one year to two years				46,602
Contractual maturity dates, two years to 39 years(1)				47,700

				$114,432

(1)
Represents auction rate securities with a final maturity of up to 39 years and an interest rate reset no less frequent than every 35 days.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 4—Balance Sheet Accounts (in thousands)

	April 30,
	2008	2007
Cash and cash equivalents:
Cash	$23,453	$18,274
Money market funds and certificates of deposit	193,887	89,020
Commercial paper and government bonds	—	83,584

	$217,340	$190,878

Accounts receivable, net:
Accounts receivable	$109,452	$72,113
Less: Allowance for doubtful accounts	(1,080)	(980)
Allowance for sales returns	(3,034)	(5,467)

	$105,338	$65,666

Inventories:
Work in progress	$52,614	$64,159
Finished goods	62,513	55,504

	$115,127	$119,663

Prepaid expenses and other current assets:
Prepaid expenses	$5,091	$2,967
Deposits and other	1,604	4,693
Interest receivable	735	1,057

	$7,430	$8,717

Property, plant and equipment, net:
Land	$26,074	$26,074
Buildings and land use right	13,061	7,612
Buildings/leasehold improvements	5,745	4,666
Machinery and equipment	39,913	19,745
Furniture and fixtures	794	718
Software	2,780	2,546
Construction in progress	25,977	17,496

	114,344	78,857
Less: Accumulated depreciation and amortization	(21,893)	(14,494)

	$92,451	$64,363

Other long-term assets:
Deferred income taxes—non-current	$13,058	$6,869
Prepaid wafer credits	4,000	4,000
Long-term employee loan receivable	1,000	1,000
Other long-term assets	898	800

	$18,956	$12,669

Accrued expenses and other current liabilities:
Employee compensation	$6,726	$4,713
Third party commissions	1,970	1,021
Professional services	2,523	1,830
Noncancelable purchase commitments	283	906
Pricing adjustments	3,416	4,022
Deferred tax liabilities, current portion	38	—
Other	2,113	5,032

	$17,069	$17,524

Other long-term liabilities:
Deferred tax liabilities	$4,726	$6,506
Other	2,229	492

	$6,955	$6,998

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 5—Long-Term Investments

        Long-term investments as of April 30, 2008 and 2007 consisted of the following (in thousands):

	April 30,
	2008	2007
VisEra	$68,593	$60,265
WLCSP	10,293	—
XinTec	4,661	4,661
ImPac	1,872	2,355

Total	$85,419	$67,281

  VisEra Technologies Company, Ltd.

        In August 2005, the Company entered into an Amended and Restated Shareholders' Agreement (the "Amended VisEra Agreement") with Taiwan Semiconductor Manufacturing Company Limited ("TSMC"), VisEra and VisEra Cayman. The Amended VisEra Agreement amended and restated the original Shareholders' Agreement (the "VisEra Agreement") that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor, or CMOS, image sensors. In November 2003, pursuant to the terms of the VisEra Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands and VisEra became a subsidiary of VisEra Cayman.

        Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the VisEra Agreement. The Company and TSMC have equal interests in VisEra Cayman. In the quarter ended October 31, 2005, the Company contributed $7.5 million to VisEra and VisEra Cayman.

        As a result of the additional investment that the Company and TSMC made in VisEra during the quarter ended October 31, 2005, the Company's and TSMC's interest each increased from 25% to 43%, and consequently the Company re-evaluated its accounting for VisEra in accordance with FIN 46(R), "Consolidation of Variable Interest Entities." Since the Company was the source of virtually all of VisEra's revenues, the Company had a decisive influence over VisEra's profitability. The Company concluded that, as a result of its step acquisition of VisEra, and because substantially all of the activities of VisEra either involved or were conducted on behalf of the Company, VisEra was a VIE. Accordingly, the Company considered itself to be the primary beneficiary of VisEra, and included VisEra's financial results in its consolidated financial statements through December 31, 2006. In the quarter ended January 2006, the Company increased its interest in VisEra from 43% to 46% through purchases of $9.5 million of unissued shares.

        In January 2006, in accordance with the Amended VisEra Agreement, VisEra purchased color filter processing equipment and related assets from TSMC for an aggregate price equivalent to $16.9 million. In connection with the purchase, VisEra entered into a three-year lease agreement with

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 5—Long-Term Investments—(Continued)

TSMC. Under this agreement, VisEra leases from TSMC approximately 14,000 square feet of factory and office space where the assets are located at an annual cost of approximately $2.4 million.

        In May 2006, VisEra purchased certain equipment and intellectual property from Dai Nippon Printing Co., Ltd. ("Dai Nippon") for approximately $3.1 million. Dai Nippon also made an investment in VisEra Cayman of approximately $4.3 million. Because the per share value of the Dai Nippon investment exceeded the Company's average per share carrying value in VisEra Cayman, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to "Additional paid-in capital," a component of stockholders' equity. In November 2006, the Company invested another $6.1 million in VisEra.

        On January 1, 2007, the Company assumed responsibility for logistics management services previously provided to the Company by VisEra. As a consequence of the change, the Company concluded that, as of the date of the change, it would lose its status as the primary beneficiary of the joint venture, VisEra would cease to be VIE as defined under FIN 46(R) and, as a result, the Company deconsolidated VisEra. Accordingly, beginning on January 1, 2007, the Company has accounted for its investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on the Company's reported revenue or reported net income for the fiscal year ended April 30, 2007. In April 2007, pursuant to a January 2007 amendment to the Amended VisEra Agreement that provided for an increase in VisEra's manufacturing capacity, the Company and TSMC each made an additional investment of $27.0 million in VisEra. This additional investment is part of an ongoing capacity expansion program at VisEra. As of April 30, 2008, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through April 30, 2008, the Company has contributed $51.6 million to VisEra and VisEra Cayman and, as of April 30, 2008, the Company has effectively met its commitment under the terms of this agreement.

        All other material terms of the original Shareholders' Agreement remain in effect. (See Notes 16 and 17.)

  China WLCSP Limited

        China WLCSP Limited ("WLCSP") is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services, for which the Company is currently a customer. In May 2007, the Company acquired 2,500,000 units of WLCSP's equity interests from WLCSP at a per unit price of $2.00 for an aggregate purchase amount of $5.0 million. Concurrently, the Company purchased from Infinity-CSVC Venture Capital Enterprise 2,000,000 units of WLCSP's outstanding equity interests at a price per unit of $2.00 for an aggregate purchase amount of $4.0 million. Following the completion of the two transactions, the Company owns approximately 20.0% of WLCSP's registered capital on a fully-diluted basis and has appointed a member to WLCSP's board of directors and a supervisor to monitor the actions of WLCSP's board of directors and officers.

        At the date of the transaction, the Company's $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP's assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill which, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"), the Company will not amortize. The Company will amortize the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 5—Long-Term Investments—(Continued)

remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over an average life of approximately three years.

        The Company accounts for its investment in WLCSP under the equity method and, for the year ended April 30, 2008, recorded equity income of $1.3 million in "Other income (expense), net," consisting of its portion of the net income recorded by WLCSP during the periods, partially offset by an equity method investment adjustment.

  XinTec, Inc.

        Between October 2005 and March 2006, pursuant to the terms of the Amended VisEra Agreement (as defined above), VisEra Cayman completed the acquisition of approximately 29.6% of the issued and outstanding shares of XinTec, Inc. ("XinTec"), a Taiwan-based supplier of chip scale packaging services, in which the Company already held an approximate 7.8% interest. Since VisEra was a consolidated entity at the time, the Company's beneficial interest in XinTec increased to more than 20%. Consequently, beginning in the three months ended October 31, 2005 and through December 31, 2006, the Company accounted for its investment in XinTec under the equity method.

        In January 2007, TSMC purchased approximately 90,526,000 previously-unissued shares from XinTec. The purchased shares represented approximately a 43.0% ownership interest in XinTec. Other existing shareholders, including the Company and the Company's affiliate, VisEra, did not purchase additional shares. As a result, the Company's direct ownership percentage in XinTec declined to approximately 4.4%. VisEra's ownership interest declined to 16.9%, and the Company's beneficial ownership percentage in XinTec declined further to 12.6% as of April 30, 2008. Consequently, effective January 1, 2007, in accordance with APB 18, the Company began to account for XinTec as a cost method investment. In addition, because the per share value of the TSMC investment exceeded the Company's average per share carrying value in XinTec, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to "Additional paid-in capital," a component of stockholders' equity. For fiscal 2008, the Company recorded no equity income related to its investment in XinTec. For fiscal 2007 and 2006, the Company recorded equity income of $1.7 million and $1.3 million, respectively, in "Other income (expense), net." Prior to October 2005, the Company recorded its investment in XinTec under the cost method.

  ImPac Technology Co., Ltd.

        In 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. ("ImPac"), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac's equity. During fiscal 2004, the Company's equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. The Company's purchases from ImPac are at arm's length and the Company accounts for this investment using the equity method. The Company recorded an equity loss of $(483,000) in "Other income (expense), net" for its portion of the net loss recorded by ImPac in fiscal 2008. The Company recorded equity income of $225,000 and $14,000 in "Other income (expense), net" for its portion of the net income recorded by ImPac in fiscal 2007 and 2006, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 5—Long-Term Investments—(Continued)

        The following table presents the summary combined financial information of ImPac, VisEra and WLCSP, as derived from the ImPac, VisEra and WLCSP financial statements for the fiscal years ended April 30, 2008, 2007 and 2006 and as of April 30, 2008 and 2007 (in thousands):

	Year Ended April 30,
	2008	2007	2006
Operating data:
Revenues	$143,241	$179,584	$115,192
Gross profit	38,822	30,936	10,153
Income from operations	25,582	21,701	1,979
Net income	18,946	14,315	2,130

	April 30,
	2008	2007
Balance sheet data:
Current assets	$90,237	$98,557
Long-term assets	191,748	94,158
Current liabilities	50,749	49,902
Long-term liabilities	56,071	729

        The summarized financial information for the fiscal years ended April 30, 2008 and 2007 were prepared under accounting principles generally accepted in the United States of America. The summarized financial information for the fiscal year ended April 30, 2006 was derived from financial statements prepared under Taiwanese generally accepted accounting principles. The differences between United States and Taiwanese generally accepted accounting principles did not materially impact the amounts reflected in the Company's consolidated financial statements.

        The amount of consolidated retained earnings that represented undistributed earnings of investees accounted for by the equity method totaled $14.8 million and $6.8 million at April 30, 2008 and 2007, respectively.

Note 6—Consolidated Affiliate—Silicon Optronics, Inc.

        In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation ("PSC"), a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish a joint venture in Taiwan. The purpose of the joint venture, Silicon Optronics, Inc. ("SOI"), is to conduct manufacturing, marketing and selling of certain of the Company's legacy products. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005.

        In July 2006, SOI declared a cash dividend of $482,000, of which the Company received $237,000. In July 2006, SOI also issued shares to its employees with an estimated fair value of $459,000, which caused the Company's ownership percentage to decline from 49.0% to 46.6%.

        In April 2007, SOI became listed on the Taiwan GreTai Securities Market, ("TGSM"). The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 6—Consolidated Affiliate—Silicon Optronics, Inc.—(Continued)

conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding, which caused the Company's ownership percentage to decline to 44.0% as of April 30, 2008.

        During fiscal 2008, SOI paid a cash dividend of $409,000, of which the Company received $184,000. In October 2007, SOI issued options to various of its employees exercisable for 600,000 shares of its common stock. (See Note 17.)

Note 7—Intangible Assets

        Intangible assets as of April 30, 2008 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$10,680	$7,120
Patents and licenses	13,487	7,239	6,248
Trademarks and tradenames	1,400	840	560
Customer relationships	100	100	—

Intangible assets, net	$32,787	$18,859	$13,928

        Intangible assets as of April 30, 2007 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$7,120	$10,680
Patents and licenses	13,460	4,520	8,940
Trademarks and tradenames	1,400	560	840
Customer relationships	100	67	33

Intangible assets, net	$32,760	$12,267	$20,493

        During fiscal 2008 and 2007, the Company amortized $6.6 million and $6.8 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ended April 30,
2009	$6,532
2010	6,386
2011	973
2012	37

Total	$13,928

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 8—Borrowing Arrangements

        The following table shows the Company's debt and lease obligations (in thousands):

	April 30,
	2008	2007
Mortgage loan	$27,347	$27,927
Term loan	6,000	—
Capital lease obligations	134	280

	33,481	28,207
Less: amount due within one year	(651)	(631)

Non-current portion of long-term debt	$32,830	$27,576

        At April 30, 2008, aggregate debt maturities were as follows: (in thousands):

Years Ended April 30,	Mortgage and Term Loans	Capital Lease	Total
2009	$518	$133	$651
2010	1,956	1	1,957
2011	2,052	—	2,052
2012	2,149	—	2,149
2013	2,250	—	2,250
Thereafter	24,422	—	24,422

Total	$33,347	$134	$33,481

  Mortgage Loan and Term Loan

        On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of the Santa Clara Property. The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the "Mortgage Loan") and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million (the "Term Loan"). On March 7, 2008, the Company borrowed $6.0 million under the Term Loan to finance improvements to the Santa Clara Property. Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate ("LIBOR") rate plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and September 30, 2012, respectively.

        Interest rates under the Mortgage Loan were 3.6% and 6.2% at April 30, 2008 and 2007. The interest rate under the Term Loan was 4.0% at April 30, 2008. The Company was in compliance with the financial covenants of the Loan and Security agreement as of April 30, 2008.

        In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to effectively convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.3% per annum and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. The

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 8—Borrowing Arrangements—(Continued)

Company remeasures the swap at fair value at each balance sheet date and records it as either an asset or a liability, depending on whether the fair value represents a net gain or net loss. As of April 30, 2008 and 2007, the Company recorded $2.2 million and $492,000, respectively, in "Other long-term liabilities." For fiscal 2008 and 2007, the Company recorded losses of $1.7 million and $492,000, respectively, in "Other income (expense), net."

  Line of Credit at SOI

        SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.7 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at April 30, 2008, there were no borrowings outstanding under these facilities.

  Capital Lease Obligations

        In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through February 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company's capitalization policy. As of April 30, 2008 and 2007, $134,000 and $280,000, respectively, were outstanding under the capital lease. As of April 30, 2008 and 2007, $1,000 and $134,000, respectively, were classified as a long-term obligation.

Note 9—Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2008	2007	2006
Current:
Federal	$2,006	$3,680	$13,761
State	2	2	3
Foreign	14,331	12,167	11,351

Total current	16,339	15,849	25,115

Deferred:
Federal	(5,393)	(5,916)	(939)
State	(414)	(616)	(914)
Foreign	517	75	(129)

Total deferred	(5,290)	(6,457)	(1,982)

Total provision	$11,049	$9,392	$23,133

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 9—Income Taxes—(Continued)

        Income before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2008	2007	2006
United States	$(22,325)	$(30,282)	$3,375
International	98,416	69,400	112,291

Total	$76,091	$39,118	$115,666

        The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35.0% to pretax income from operations as a result of the following (in thousands):

	Year Ended April 30,
	2008	2007	2006
Provision based on statutory federal income tax	$26,632	$13,692	$40,483
State income tax benefit, net of federal tax benefit	(413)	(615)	(592)
Foreign rate differential	(20,201)	(7,111)	(14,846)
Non-deductible stock-based compensation	6,856	7,012	(34)
Tax credits	(1,323)	(3,140)	(907)
Other	(502)	(446)	(971)

Tax provision	$11,049	$9,392	$23,133

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 9—Income Taxes—(Continued)

        The components of deferred tax assets (liabilities) included in the consolidated balance sheets are (in thousands):

	April 30,
	2008	2007(1)
Tax credits	$7,318	$4,455
Reserves	3,328	2,277
Stock-based compensation expenses	6,327	3,613
Unrealized loss on interest rate swap	859	190
Intercompany profit in inventory	588	645
Accruals and other	1,652	1,921

Gross deferred tax assets	20,072	13,101
Valuation allowance	(4,191)	(2,876)

Deferred tax assets	15,881	10,225

Intangible assets	(3,852)	(6,244)
Unrealized loss on investments	(38)	—
Undistributed earnings of non-US subsidiaries and non-US equity investees	(874)	(262)

Deferred tax liabilities	(4,764)	(6,506)

Net deferred tax assets	$11,117	$3,719

    (1)
    Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        In fiscal 2007, the Company chose to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards due to a change in presentation as a result of the adoption of SFAS No. 123(R). SFAS No. 123(R) prohibits recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. Accordingly, in fiscal 2007, the Company reversed the deferred tax asset and the offsetting valuation allowance relating excess tax benefits for stock-based compensation deductions. Such unrecognized deferred tax benefits totaled $6.9 million and $7.2 million as of April 30, 2008 and 2007, respectively, and, if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

        Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. Deferred tax assets in the amount of $4.2 million and $2.9 million at April 30, 2008 and 2007, respectively, pertain to California R&D tax credit carryovers that the Company believes it is more likely than not that the Company will not realize; therefore, a valuation allowance has been established against such deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 9—Income Taxes—(Continued)

        As of April 30, 2008, the Company has federal and state research and development credits of approximately $8.6 million and $12.5 million, respectively. If not utilized, the federal credits will begin to expire in fiscal 2025 and the state credits will be carried over indefinitely.

        The Company has not provided federal, state, and foreign withholding taxes on approximately $240.1 million of undistributed earnings for certain non-U.S. subsidiaries and equity investee companies, because such earnings are intended to be indefinitely reinvested.

        The Company adopted the provisions of FIN 48 on May 1, 2007. As a result of the adoption of FIN 48, the Company increased its net unrecognized tax benefits by $4.3 million, and accounted for the increase as a cumulative effect of a change in accounting principle by reducing retained earnings by $4.3 million. The Company also recorded a $2.7 million increase in its liability for net unrecognized tax benefits, a $1.3 million decrease in deferred tax assets and a $0.3 million decrease in other receivables. The total amount of gross unrecognized tax benefits, including interest and penalties, as of the date of adoption was $70.1 million.

        Prior to its adoption of FIN 48, the Company classified the liability for net unrecognized tax benefits in current income taxes payable. Upon the adoption of FIN 48, the Company reclassified $64.3 million of its liability for net unrecognized tax benefits from current to long-term income taxes payable because the Company does not expect to make cash payments on these liabilities within twelve months of the balance sheet date. The Company's net unrecognized tax benefits consisted of gross unrecognized tax benefits, reduced by the associated federal tax benefits on state unrecognized tax benefits and interest.

        The Company's policy to include interest, penalties and foreign exchange gain or loss related to unrecognized tax benefits within the provision for income taxes on the Consolidated Statements of Income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption, the Company had accrued $12.5 million for potential interest and penalties. During the first quarter of fiscal 2008, the Company reduced the accrual for penalties by $4.5 million as a result of a change in tax law in a foreign jurisdiction. During fiscal 2008, the Company accrued an additional $3.9 million of interest and penalties. As of April 30, 2008, the Company had accrued $11.9 million, cumulatively, for potential interest and penalties.

        The reconciliation of the gross unrecognized tax benefits, including interest and penalties, of $83.1 million on the balance sheet is as follows: $78.0 million in long-term income taxes payable, $4.8 million as a reduction to deferred tax assets and $0.3 million as a reduction in other receivables.

        A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, is as follows (in thousands):

Balance as of May 1, 2007 (date of adoption)	$57,550
Increases in balances related to tax positions taken during prior periods	5,215
Decreases in balances related to tax positions taken during prior periods	(383)
Increases in balances related to tax positions taken during current periods	8,847

Balance as of April 30, 2008	$71,229

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 9—Income Taxes—(Continued)

        The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $82.0 million as of April 30, 2008. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

        The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal, U.S. state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2003. Over the next twelve months, the Company does not anticipate any material change to the balance of gross unrecognized tax benefits.

Note 10—Net Income Per Share

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

        Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the years ended April 30, 2008, 2007 and 2006, 5,680,000, 5,857,000, and 2,719,000 shares of common stock, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive (i.e., the per share exercise price for such options exceeded the average trading price of the Company's common stock as reported on The NASDAQ Global Market for the periods presented).

        The Company's earnings per share were calculated under the provisions of SFAS No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary's common stock are included in computing the subsidiary's earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company's consolidated earnings per share computations based on the consolidated group's holding of the subsidiary's securities. In June 2006, SOI issued options exercisable for an additional 700,000 shares of its own common stock. Most recently, in October 2007, SOI issued options to various of its employees exercisable for 600,000 shares of its common stock. In the calculation of its earnings per share for fiscal 2008, 2007 and 2006, the Company included the effect of SOI's options in its consolidated earnings per share.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 10—Net Income Per Share—(Continued)

        The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2008	2007	2006
Basic:
Numerator:
Net income	$65,075	$23,973	$89,148

Denominator:
Weighted average common shares for net income per share	54,401	54,706	54,268

Basic net income per share	$1.20	$0.44	$1.64

Diluted:
Numerator:
Net income	$65,075	$23,973	$89,148
Dilutive effect of SOI consolidation	—	(13)	(47)

Net income for diluted computation	$65,075	$23,960	$89,101

Denominator:
Denominator for basic net income per share	54,401	54,706	54,268
Weighted average effect of dilutive securities:
Common stock options	366	528	2,690

Weighted average common shares for diluted net income per share	54,767	55,234	56,958

Diluted net income per share	$1.19	$0.43	$1.56

Note 11—Common Stock

        The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2008 and 2007, approximately 51,046,000 and 54,941,000 shares were issued and outstanding, respectively. As of April 30, 2008 and 2007, 10,963,500 shares and 5,870,000 shares, respectively were held as treasury stock. In addition, as of April 30, 2008, approximately 19,653,000 and 14,265,000 shares of common stock have been reserved for issuance under the Company's employee equity incentive plans and employee stock purchase plan, respectively.

        In connection with the CDM acquisition, the Company issued 515,000 shares of common stock representing $10 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers. In fiscal 2007, the Company subsequently issued the 147,000 escrow shares to the original shareholders, respectively. The escrow shares were puttable back to the Company at a premium and 145,000 shares were put to the Company for cash totaling $2.8 million.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 11—Common Stock—(Continued)

        In June 2005, the Company's board of directors authorized management to use up to $100 million of the Company's available cash in an open-market program to repurchase its common stock. The program expired in June 2006. Under the program, the Company repurchased 5,870,000 shares of its common stock. In February 2007, the Company's board of directors approved another stock repurchase program that, subject to applicable securities laws, provides for the repurchase of up to $100 million of its outstanding common stock. During fiscal 2008, the Company repurchased 5,093,500 shares of its common stock under this program, for an aggregate cost of approximately $86.2 million. As of April 30, 2008 and 2007, the Company had cumulatively repurchased 10,963,500 shares and 5,870,000 shares of its common stock, respectively. (See Note 13.)

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans

  2000 Employee Stock Purchase Plan

        The 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan") was adopted by the board of directors in February 2000 and was approved by the shareholders in March 2000. The 2000 Purchase Plan became effective upon the closing of the Company's initial public offering. Under the 2000 Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or four percent of the Company's outstanding common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The offering periods under this plan are the periods of approximately 24 months commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the periods ending twenty-four months later. Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping. The purchase period under the 2000 Purchase Plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The 2000 Purchase Plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of April 30, 2008, 2,150,000 shares had been purchased under the 2000 Purchase Plan.

  2007 Equity Incentive Plan

        In September 2007, on the recommendation of the Company's board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan replaced the Company's 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. The 2007 Plan also allows for the grant of full value awards. As of April 30, 2008, the Company had granted stock options for 159,000 shares to employees under the 2007 Plan.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        In November 2007, the Company's board of directors approved the termination of the Company's 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors.

  2000 Stock Plan

        In February 2000, the Company adopted the 2000 Stock Plan under which 6,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 3,000,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The 2000 Stock Plan provided for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options were granted at a price not less than 100% of the fair market value of the Company's common stock and at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options were granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan were been at fair market value on the date of the grant and generally vested over four years and were exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant).

        Under the 2000 Stock Plan, options to purchase approximately 2,782,000 and 5,273,000 shares of common stock were granted to employees during fiscal 2008 and 2007, respectively. As of April 30, 2008, options to purchase approximately 13,312,000 shares of common stock were outstanding under the 2000 Stock Plan.

  2000 Director Option Plan

        The 2000 Director Option Plan was adopted by the board of directors in February 2000 and approved by the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, or 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year, or an amount determined by the board of directors. The 2000 Director Option Plan provided for an initial grant to the nonemployee director to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director was granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting the director had served on the board of directors for not less than six months. The contractual term of options granted under the 2000 Director Option Plan was ten years, but the options expire three months following the termination of the optionee's status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants were exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

share grants were exercisable at the rate of 1/16th of the shares per quarter. The exercise price of all of these options is 100% of the fair market value of the common stock on the date of grant.

        In November 2007, the Company's board of directors approved the termination of the Company's 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors.

        The Company's equity incentive and stock-based compensation plans as of April 30, 2008 are summarized as follows (in thousands):

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding
1995 Stock Plan	—	—	53
2000 Stock Plan	—	—	13,312
2000 Director Option Plan	—	—	288
2007 Plan	6,000	5,846	154

Total	6,000	5,846	13,807

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Stock-Based Compensation Award Activity

        The following table summarizes stock-based compensation award activity under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, and the related weighted average exercise price, for the three fiscal years ended April 30, 2008:

	Options outstanding
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
	(in thousands)	(in thousands)
Balance at May 1, 2005	1,658	9,746	14.28
Replenished	3,144	—	—
Stock options granted	(1,931)	1,931	18.22
Stock options exercised	—	(1,993)	8.83
Stock options canceled	721	(721)	15.83
Stock options expired or forfeited	(551)	—	—

Balance at April 30, 2006	3,041	8,963	16.22
Replenished	3,135	—	—
Stock options granted	(5,333)	5,333	21.26
Stock options exercised	—	(859)	9.08
Stock options expired or forfeited	900	(900)	20.58

Balance at April 30, 2007	1,743	12,537	18.54
Replenished	3,137	—	—
Cancellation of 2000 Stock Plan	(1,766)
Cancellation of 2000 Director Option Plan	(803)
Adoption of 2007 Plan	6,000
Stock options granted	(2,939)	2,939	15.45
Stock options exercised	—	(917)	12.36
Stock options expired or forfeited	474	(752)	20.58

Balance at April 30, 2008	5,846	13,807	$18.18

Vested and expected to vest at April 30, 2008		13,441	$18.17

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        As of April 30, 2008 and 2007, options to purchase 8,075,000 and 6,126,000 shares, respectively, were vested. Information regarding the options outstanding as of April 30, 2008 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.15 - $14.60	2,120	5.50	$9.89		1,899		$9.50
$14.61 - $15.76	2,584	8.89	15.00		189		15.67
$15.77 - $16.85	3,057	6.82	16.56		2,332		16.51
$16.86 - $24.27	3,173	6.94	21.02		2,271		21.86
$24.28 - $30.05	2,873	7.92	25.74		1,384		25.82

$0.15 - $30.05	13,807	7.26	$18.18	$15,711	8,075	6.37	$17.94	$12,477

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on April 30, 2008 of $16.04 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of April 30, 2008 was 2,088,000.

        The total intrinsic value of options exercised during fiscal 2008 and 2007 was $8.3 million and $3.8 million, respectively. Total cash received from employees as a result of employee stock option exercises during fiscal 2008 and 2007 was approximately $11.3 million and $7.8 million.

        As of April 30, 2008, net of forfeitures, there was $43.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years. For the 2000 Purchase Plan, as of April 30, 2008, there was $1.2 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 0.9 years. The Company's current practice is to issue new shares to settle share option exercises.

  Impact of the Adoption of SFAS No. 123(R)

        The Company adopted SFAS No. 123(R) beginning May 1, 2006 and used the modified prospective transition method. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Effective with the adoption of SFAS No. 123(R), stock-based compensation expense is recognized in the Company's Consolidated Statements of Operations and includes (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of SFAS No. 123(R) on the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

Company's consolidated financial statements by award type during fiscal 2008 and 2007 was as follows (in thousands):

	Year Ended April 30,
	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$25,524	$28,277
Employee stock purchase plan	2,230	1,383

Total stock-based compensation	27,754	29,660
Tax effect	2,714	3,613

Net effect on net income	$25,040	$26,047

  Valuation Assumptions

        SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Consolidated Statements of Income. The Company measures the fair value of stock-based compensation awards using Black-Scholes consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company's stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company's stock.

        The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted during the years ended April 30, 2008, 2007 and 2006 was $7.07, $11.37 and $9.36, respectively.

        The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in fiscal 2008, 2007 and 2006:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2008	2007	2006	2008	2007	2006
Risk-free interest rate	4.7%	4.9%	4.1%	4.9%	5.0%	4.0%
Expected term of options (in years)	4.0	4.1	3.5	0.5	0.5	0.5
Expected volatility	52%	64%	79%	46%	52%	46%
Expected dividend yield	0%	0%	0%	0%	0%	0%

        Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's 2000 Purchase Plan during the years ended April 30, 2008, 2007 and 2006 was $5.62, $7.41 and $3.92, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        The methodologies for determining the above values were as follows:

  •
  Expected term:    The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

  •
  Risk-free interest rate:    The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's stock-based awards.

  •
  Expected volatility:    Upon the adoption of SFAS No. 123(R), the Company determines expected volatility based on an average between the historical volatility of the Company's common stock and the implied volatility based on the Company's traded options. Averaging two data sources may provide a better proxy to what market place participants would use to value the Company's options. Previously, the Company determined expected volatility based on the historical volatility of the Company's common stock.

  •
  Dividend yield:    The dividend yield assumption reflects the Company's intention not to issue a dividend under its dividend policy.

  •
  Estimated pre-vesting forfeitures:    When estimating pre-vesting forfeitures, the Company considers forfeiture behavior based on actual historical information.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Periods Prior to Adoption of SFAS No. 123(R)

        Prior to the adoption of SFAS No. 123(R), the Company applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures." The pro forma information in the following table illustrates the effect on net income and net income per share for fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

Year Ended April 30, 2006
Net income, as reported	$89,148
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	19,164

As adjusted net income	$69,984

Net income per share—Basic:
As reported	$1.64

As adjusted	$1.29

Net income per share—Diluted:
As reported	$1.56

As adjusted	$1.29

Shares used in computing net income per share—Basic:
As reported	54,268

As adjusted	54,268

Shares used in computing net income per share—Diluted:
As reported	56,958

As adjusted	54,268

Note 13—Treasury Stock

        In June 2005, the Company's board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company's common stock. At the time that the program expired in June 2006, and at April 30, 2007, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.

        In February 2007, the Company's board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as it deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of April 30, 2008, the Company had cumulatively

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 13—Treasury Stock—(Continued)

repurchased 5,093,500 shares of its common stock under the open-market program for an aggregate cost of approximately $86.2 million.

Note 14—Risks and Uncertainties

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, trade receivables and the interest rate swap.

        The Company maintains cash and cash equivalents and short-term investments with various financial institutions, located in several different jurisdictions. Deposits held with banks may generally be redeemed upon demand and may exceed the limit of insurance provided on such deposits. All these deposits and other financial instruments including our interest rate swap are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. The Company has not sustained credit losses from instruments held at financial institutions.

        The Company's products are primarily sold to OEMs, VARs and to distributors. The Company's sales to significant customers as a percentage of revenues for the fiscal years indicated were as follows:

	Year Ended April 30,
	2008	2007	2006
Percentage of revenues:
Customer A	19.9%	15.1%	13.7%
Customer B	15.0%	14.0%	*
Customer C	*	12.9%	*
Customer D	*	*	14.6%
Customer E	*	*	11.6%

    *
    Less than ten percent of revenues.

        The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer account receivables as a percentage of net accounts receivable for the fiscal years indicated were as follows:

	April 30,
	2008	2007
Percentage of accounts receivable, net:
Customer A	19.1%	*
Customer B	15.6%	21.1%
Customer C	14.1%	22.7%
Customer D	*	12.0%

    *
    Less than ten percent of accounts receivable, net.

        Certain of the Company's wafer, color filter application and packaging services are obtained from a single source or a limited group of suppliers. The partial or complete loss of one or more of these sources could have at least a temporary adverse effect on the Company's consolidated results of operations.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 15—Segment and Geographic Information

        The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

        The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for fiscal 2008, 2007 and 2006, respectively:

	Year Ended April 30,
	2008	2007	2006
OEMs and VARs	66.8%	60.0%	68.9%
Distributors	33.2	40.0	31.1

Total	100.0%	100.0%	100.0%

Since the Company's end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues by geography in the following table are based on the country or region in which the Company's customers issue their purchase orders (in thousands):

	Year Ended April 30,
	2008	2007	2006(1)
China	$666,344	$365,204	$287,702
Taiwan	55,924	75,999	97,467
Malaysia	55,015	9,809	43
United States	12,810	5,141	4,771
Japan	4,686	31,387	57,422
South Korea	3,215	35,684	40,037
All other	1,634	4,919	4,484

Total	$799,628	$528,143	$491,926

    (1)
    Prior year data reclassified to combine the results for Hong Kong and China.

        The Company's long-lived assets are located in the following countries (in thousands):

	April 30,
	2008	2007
Taiwan	$83,829	$71,953
United States	56,899	41,896
China	41,550	22,053
All other	489	542

	$182,767	$136,444

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 16—Commitments and Contingencies

  Commitments

        The Company maintains a wholly-owned subsidiary in Shanghai, OTC, which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the "Purchase Agreement") with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the "Purchase Price") in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $32.9 million to develop the land and construct facilities, which amount includes the Purchase Price. As of April 30, 2008, the Company has already contributed $12.0 million of the $32.9 million total investment. Construction of the facilities on the land must commence and be completed during the time period beginning on June 30, 2007 and ending on June 30, 2009, subject to an additional one-year extension under limited circumstances. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use OTC's registered capital to partially fund its commitment to this project.

        The Company has various commitments arising from the Amended VisEra Agreement, and the subsequent amendments to it. In particular, as of April 30, 2008, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through April 30, 2008, the Company has contributed $51.6 million to VisEra and VisEra Cayman and, as of April 30, 2008, the Company has effectively met its commitment under the terms of this agreement. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman. To the extent, if any that the value of assets contributed in the future exceeds the value of the Company's commitment, the Company will receive cash from VisEra Cayman. (See Notes 5 and 17.)

        The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2013. At April 30, 2008, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2009	$5,849
2010	4,195
2011	2,360
2012	1,101
2013	228

Total	$13,733

        Rental expenses under all operating leases amounted to approximately $7.0 million, $8.0 million and $4.0 million for the years ended April 30, 2008, 2007 and 2006, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 16—Commitments and Contingencies—(Continued)

  Litigation

        From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

        On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company's directors and officers, and various underwriters for the Company's initial public offering. Plaintiffs generally allege that the named defendants violated federal securities laws because the prospectus related to the Company's offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company's offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Claims against the Company's directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.

        In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including OmniVision, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving OmniVision is not one of the six test cases). Because class certification was a condition of the settlement, it is unlikely that the current settlement will receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants' motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

        On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company's underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant. No recovery is sought from the Company.

        On February 21, 2008, the Company filed a lawsuit against Qualcomm Incorporated in the United States District Court for the Northern District of California (the "Northern District Action") alleging claims of trademark infringement arising from Qualcomm's use of, and attempt to register, the mark

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 16—Commitments and Contingencies—(Continued)

OMNIVISION for a computer hardware system and related services. The Company seeks an injunction and unspecified damages. The Company had previously filed opposition proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark office against Qualcomm's applications to register the OMNIVISION mark, and the Company successfully moved to suspend those proceedings based upon the new parallel federal litigation. The Company recently served Qualcomm with the Complaint in the Northern District Action, and Qualcomm has filed its Answer denying the allegations of infringement. Trial is currently set for November 30, 2009.

Note 17—Related Party Transactions

        In May 2006, the Company consummated a loan agreement with one of its employees. Under the terms of the agreement, which was approved in fiscal 2004, the Company extended to the employee a three-year $1.0 million loan with an imputed interest rate of approximately five percent per annum which matures on May 12, 2009. The loan is secured by a deed of trust.

        In the second quarter of fiscal 2006, the Company entered into an agreement with ImPac (see Note 5) under which ImPac agreed to provide certain management and support services to OSC. The Company compensates ImPac for the services provided in accordance with the Company's policy regarding related party transactions. The Company's board of directors approved the agreement, which may be cancelled by either party at any time. During the three months ended January 31, 2007, the Company and ImPac agreed to phase out ImPac's management and support services over the next several months beginning on January 1, 2007. During fiscal 2008 and 2007, the Company paid ImPac approximately $113,000 and $104,000, respectively, in software licensing fees. There were no such payments in fiscal 2006. In addition, for the fiscal 2008, 2007 and 2006, the Company paid ImPac approximately $13.4 million, $3.4 million and $0.5 million, respectively, as compensation for manufacturing and management support services. In fiscal 2006, the Company also received $1.3 million from ImPac for the sale of products by the Company to ImPac. There were no such receipts in fiscal 2008 and 2007. During fiscal 2008, the Company loaned $1.3 million to ImPac for the purpose of expanding its manufacturing capacities for a term of one year, but can be extended upon mutual consent of the parties for one year. The loan is fully collateralized by assets held by ImPac. In addition, from August 2005 to December 2006, Tsuey-Jiuan Chen, a member of ImPac's board of directors, has also acted as president of OSC. From August 2001 to April 2003, Tsuey-Jiuan Chen served on the Company's board of directors.

        In January 2006, in accordance with the Amended VisEra Agreement (see Note 5), VisEra, the Company's joint venture with TSMC, purchased from TSMC color filter processing equipment and related assets for an aggregate price equivalent to $16.9 million. In connection with the purchase, VisEra entered into a three-year lease agreement with TSMC. Under this agreement, VisEra leases from TSMC approximately 14,000 square feet of factory and office space where the assets are located. Under a related services contract, TSMC agreed to provide VisEra with certain manufacturing support services, such as mail delivery and receipt and reception services, at prices which approximate cost.

        The Company consolidated VisEra's operating results from August 1, 2005 to December 31, 2006. Subsequently, the Company has accounted for its investment in VisEra under the equity method. For fiscal 2008 and 2007, the Company paid $95.2 million and $45.4 million to VisEra for color filter and other manufacturing services.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2008, 2007 and 2006

Note 17—Related Party Transactions—(Continued)

        During fiscal 2008, the Company received approximately $37,000 in dividend income from XinTec. During fiscal 2007 and 2006, the Company did not receive any dividend income from XinTec.

        In May 2007, the Company purchased a 20.0% ownership in WLCSP for $9.0 million. Up to April 30, 2008, the Company had paid $18.4 million to WLCSP for chip scale packaging services.

        The following table summarizes the transactions that the Company's affiliates, SOI and VisEra, engaged in with related parties in the ordinary course of business in each of the last three fiscal years (in thousands):

	Year Ended April 30,
	2008	2007	2006
SOI transactions with:
ImPac:
Purchases of manufacturing services	$1,512	$4,162	$5,700
Balance payable at year end	84	742	447
PSC:
Purchases of wafers	6,021	5,345	6,770
Rent and other services	55	51	45
Balance payable at year end	522	244	612
VisEra:
Purchases of manufacturing services	5	—	50
VisEra transactions with:
ImPac:
Purchases of manufacturing services	—	10,913	12,420
Balance payable at year end, net	—	14	1,367
TSMC:
Sales to TSMC	2,567	2,409	1,195
Purchases of manufacturing services	1,036	923	21,516
Rent, utilities and other services	6,080	5,544	1,832
Balance payable at year end	—	1,601	2,414
Balance receivable at year end, net	168	—	—
XinTec:
Sales to XinTec	—	49	—
Purchases of manufacturing services	—	65,539	32,138
Balance payable at year end, net	—	11,333	6,987
WLCSP
Purchases of manufacturing services	1,531	—	—

        The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31, 2007	Oct. 31, 2007	Jan. 31, 2008	April 30, 2008
	(in thousands, except per share data)
Revenues	$173,134	$232,622	$224,921	$168,951
Cost of revenues	132,526	173,998	163,937	122,916
Gross profit	40,608	58,624	60,984	46,035
Net income	$12,977	$20,510	$22,463	$9,125
Net income per share:
Basic	$0.24	$0.37	$0.41	$0.17

Diluted	$0.23	$0.36	$0.40	$0.17

Shares used in computing per share amounts:
Basic	54,751	54,985	55,386	52,483

Diluted	55,294	56,449	55,827	52,652

	Three Months Ended
	July 31, 2006(2)	Oct. 31, 2006(1)(2)	Jan. 31, 2007(2)	April 30, 2007(2)
	(in thousands, except per share data)
Revenues	$136,875	$137,656	$134,381	$119,231
Cost of revenues	87,155	92,101	100,892	92,628
Gross profit	49,720	45,555	33,489	26,603
Net income (loss)	$15,881	$5,415	$4,130	$(1,453)
Net income (loss) per share:
Basic	$0.29	$0.10	$0.08	$(0.03)

Diluted	$0.28	$0.10	$0.07	$(0.03)

Shares used in computing per share amounts:
Basic	54,401	54,620	54,872	54,929

Diluted	56,704	55,624	55,885	54,929

(1)
In the three months ended October 31, 2006, the Company recorded $3.3 million in litigation settlement expenses, net of $13.0 million in recoverable insurance proceeds, to reflect the Company's share of a tentative settlement of a securities class action lawsuit.

(2)
On May 1, 2006, the Company adopted the provisions of SFAS No. 123(R) for recording stock-based compensation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures ("Disclosure Controls").    We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the "Evaluation"), as of the end of the period covered by this Report. This Evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (the "CEO"), as principal executive officer, and Chief Financial Officer (the "CFO"), as principal financial officer.

        Attached as Exhibits 31.1 and 31.2 of this Report are the certifications of the CEO and the CFO, respectively, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Certifications"). This section of the Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

        Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC's rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communications of information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

        Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of the end of fiscal year 2008.

Inherent Limitations on the Effectiveness of Disclosure Controls

        Our management, including the CEO and CFO, does not expect that the Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of April 30, 2008 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, management concluded that, as of April 30, 2008, our internal control over financial reporting was effective. The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 68 of this Annual Report on Form 10-K.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Proposal 1—Election of Directors" and "Corporate Governance" contained in our proxy statement related to our 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. "Business" under the heading "Executive Officers and Directors of the Registrant."

Code of Ethics

        We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is posted on our Internet website. The Internet address for our website is http://www.ovt.com, and the code of ethics may be found on the "Corporate Governance" section of our "Investors" webpage.

        We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Market.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the sections captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the section captioned "Related Party Transactions" contained in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the section captioned "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm" contained in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   The following documents are filed as part of this Report:

        1.     Consolidated Financial Statements.    Refer to the financial statements filed as a part of this Report under "Item 8—Financial Statements and Supplementary Data."

        2.     Financial Statement Schedules.    The following financial schedule is filed as part of this Report under "Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2008, 2007 and 2006." All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

        3.     Exhibits.

Exhibit Number		Description
+2.1	(8)	Agreement and Plan of Merger by and among the Registrant, Ski-Jump Acquisition Corp, R.C. Mercure, Jr., W. Thomas Cathy, Jr. and Edward Dowski, Jr., CDM Optics, Inc., and R.C. Mercure, Jr., a representative of the CDM security holders
3.1	(1)	Restated Certificate of Incorporation
3.2	(1)	Bylaws of the Registrant
3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007
4.1	(1)	Specimen Common Stock Certificate
4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3	(3)
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
*10.10(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
10.11	(7)	Executive Officer Profit Sharing/Bonus Plan
10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company and certain other parties
*10.13	(10)	Equipment Procurement Agreement dated as of August 31, 2006, by and between OmniVision Trading (Hong Kong) Co. Ltd. and XinTec Inc.
10.14	(11)	Termination Agreement, dated January 23, 2007, by and between XinTec, Inc. and OmniVision Trading (Hong Kong) Co. Ltd.
10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. dated December 31, 2006
*10.17	(13)	Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007
10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007
10.19	(13)
		Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary
10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party
10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007
10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007
10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007
10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007
10.26	(14)	2007 Equity Incentive Plan (as amended on November 27, 2007)
10.27	(14)	Form of Non-Employee Director Stock Option Agreement
10.28	(14)	Form of Employee/Consultant Stock Option Agreement
10.29		Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan
10.30		Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan
10.31		Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan
10.32		Form of Performance Shares Agreement under the 2007 Equity Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on page 122)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(4)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(6)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

(7)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission March 31, 2005.

(8)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission April 25, 2005.

(9)
Incorporated by reference to an exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.

(10)
Incorporated by reference to an exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

(11)
Incorporated by reference to an exhibit filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007.

(12)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2007.

(13)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

(14)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2008, 2007 and 2006
(In thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended April 30, 2008	$980	$134	$34	$1,080

Fiscal year ended April 30, 2007	$1,067	$179	$266	$980

Fiscal year ended April 30, 2006	$1,237	$(81)	$89	$1,067

Deferred tax valuation allowance:
Fiscal year ended April 30, 2008	$2,876	$1,455	$140	$4,191

Fiscal year ended April 30, 2007	$9,264	$859	$7,247	$2,876

Fiscal year ended April 30, 2006	$1,761	$7,503	$—	$9,264

Allowance for sales returns:
Fiscal year ended April 30, 2008	$5,467	$(1,686)	$747	$3,034

Fiscal year ended April 30, 2007	$6,429	$945	$1,907	$5,467

Fiscal year ended April 30, 2006	$5,293	$2,303	$1,167	$6,429

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
	By:	/s/ SHAW HONG Shaw Hong President and Chief Executive Officer
Date: June 30, 2008

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	June 30, 2008
/s/ PETER V. LEIGH Peter V. Leigh	Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2008
/s/ XINPING HE Xinping He	Chief Operating Officer and Director	June 30, 2008
/s/ JOSEPH JENG Joseph Jeng	Director	June 30, 2008
/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	June 30, 2008
/s/ ANDREW WANG Andrew Wang	Director	June 30, 2008

EXHIBIT INDEX

Exhibit Number		Description
+2.1	(8)	Agreement and Plan of Merger by and among the Registrant, Ski-Jump Acquisition Corp, R.C. Mercure, Jr., W. Thomas Cathy, Jr. and Edward Dowski, Jr., CDM Optics, Inc., and R.C. Mercure, Jr., a representative of the CDM security holders
3.1	(1)	Restated Certificate of Incorporation
3.2	(1)	Bylaws of the Registrant
3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007
4.1	(1)	Specimen Common Stock Certificate
4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3	(3)
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

*10.10(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company
10.11	(7)	Executive Officer Profit Sharing/Bonus Plan
10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company and certain other parties
*10.13	(10)	Equipment Procurement Agreement dated as of August 31, 2006, by and between OmniVision Trading (Hong Kong) Co. Ltd. and XinTec Inc.
10.14	(11)	Termination Agreement, dated January 23, 2007, by and between XinTec, Inc. and OmniVision Trading (Hong Kong) Co. Ltd.
10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. dated December 31, 2006
*10.17	(13)	Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007
10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007
10.19	(13)
		Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary
10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party
10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007
10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007
10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007
10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007
10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007
10.26	(14)	2007 Equity Incentive Plan (as amended on November 27, 2007)
10.27	(14)	Form of Non-Employee Director Stock Option Agreement
10.28	(14)	Form of Employee/Consultant Stock Option Agreement

10.29	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan
10.30	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan
10.31	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan
10.32	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 122)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(4)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(5)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(6)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

(7)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission March 31, 2005.

(8)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission April 25, 2005.

(9)
Incorporated by reference to an exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.

(10)
Incorporated by reference to an exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

(11)
Incorporated by reference to an exhibit filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007.

(12)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2007.

(13)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

(14)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

QuickLinks

OMNIVISION TECHNOLOGIES, INC. INDEX TO ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED APRIL 30, 2008
PART I
  ITEM 1. BUSINESS
Product Features
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
OMNIVISION TECHNOLOGIES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OMNIVISION TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
OMNIVISION TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
OMNIVISION TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands, except share data)
OMNIVISION TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
OMNIVISION TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended April 30, 2008, 2007 and 2006
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
  SCHEDULE II
OMNIVISION TECHNOLOGIES, INC. VALUATION AND QUALIFYING ACCOUNTS For the Years Ended April 30, 2008, 2007 and 2006 (In thousands)
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX