Form 10-Q
period 2008-07-31
OMNIVISION TECHNOLOGIES INC
filed 2008-09-09
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-29939

OMNIVISION TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0401990
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

4275 Burton Drive, Santa Clara, California  95054

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 567-3000

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

At August 31, 2008, 51,278,744 shares of common stock of the registrant were outstanding, exclusive of 10,963,500 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 31,	April 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$251,021	$217,340
Short-term investments	28,398	51,993
Accounts receivable, net of allowances for doubtful accounts and sales returns	121,979	105,338
Inventories	110,118	115,127
Deferred income taxes	2,737	2,823
Prepaid expenses and other current assets	6,723	7,430
Total current assets	520,976	500,051
Property, plant and equipment, net	109,034	92,451
Long-term investments	87,138	85,419
Goodwill	7,541	7,541
Intangibles, net	12,287	13,928
Other long-term assets	19,696	18,956
Total assets	$756,672	$718,346

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,540	$57,760
Accrued expenses and other current liabilities	16,072	17,069
Income taxes payable	2,290	2,637
Deferred revenues, less cost of revenues	11,244	8,238
Current portion of long-term debt	4,135	651
Total current liabilities	107,281	86,355
Long-term liabilities:
Long-term income taxes payable	78,744	78,031
Non-current portion of long-term debt	35,005	32,830
Other long-term liabilities	6,038	6,955
Total long-term liabilities	119,787	117,816
Total liabilities	227,068	204,171

Commitments and contingencies (Note 16)

Minority interest	4,138	4,444

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 62,232 issued and 51,268 outstanding at July 31, 2008 and 62,010 shares issued and 51,046 outstanding at April 30, 2008, respectively	62	62
Additional paid-in capital	382,648	373,024
Accumulated other comprehensive income	1,444	1,561
Treasury stock, 10,964 at July 31, 2008 and April 30, 2008, respectively	(165,768)	(165,768)
Retained earnings	307,080	300,852
Total stockholders’ equity	525,466	509,731
Total liabilities, minority interest and stockholders’ equity	$756,672	$718,346

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	July 31,
	2008	2007
Revenues	$174,279	$173,134
Cost of revenues	130,386	132,526
Gross profit	43,893	40,608

Operating expenses:
Research, development and related	20,300	17,426
Selling, general and administrative	17,382	15,165
Total operating expenses	37,682	32,591

Income from operations	6,211	8,017
Interest income, net	1,276	3,361
Other income, net	49	260
Income before income taxes and minority interest	7,536	11,638

Provision for (benefit from) income taxes	1,413	(1,360)
Minority interest	(105)	21
Net income	$6,228	$12,977

Net income per share:
Basic	$0.12	$0.24
Diluted	$0.12	$0.23

Shares used in computing net income per share:
Basic	51,257	54,751
Diluted	51,878	55,294

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,228	$12,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,019	2,982
Change in fair value of interest rate swap	(433)	(628)
Stock-based compensation	6,945	6,152
Minority interest in net income (loss) of consolidated affiliates	(105)	21
Gain on equity investments, net	(1,728)	(1,461)
Affiliate stock grants	—	56
Write-down of inventories	2,478	4,690
(Gain) loss on disposal of property, plant and equipment	504	—
Changes in assets and liabilities:
Accounts receivable, net	(16,643)	(6,133)
Inventories	4,010	(24,631)
Deferred income taxes	(751)	582
Prepaid expenses and other current assets	701	4,263
Accounts payable	6,778	25,006
Accrued expenses and other current liabilities	(1,177)	(29)
Income taxes payable	368	(1,482)
Deferred revenues, less cost of revenues	3,007	(1,648)
Deferred tax liabilities	(485)	(890)
Net cash provided by operating activities	13,716	19,827
Cash flows from investing activities:
Purchases of short-term investments	(10,113)	(11,310)
Proceeds from sales or maturities of short-term investments	33,605	7,950
Purchases of property, plant and equipment, net of sales	(10,495)	(14,659)
Purchases of long-term investments	(1,376)	(9,000)
Net cash provided by (used in) investing activities	11,621	(27,019)
Cash flows from financing activities:
Proceeds from long-term borrowings	6,000	—
Repayment of long-term borrowings	(341)	(154)
Cash contribution by minority shareholder	—	49
Proceeds from exercise of stock options and employee stock purchase plan	2,679	2,916
Payments for repurchases of common stock	—	(9,616)
Net cash provided by (used in) financing activities	8,338	(6,805)
Effect of exchange rate changes on cash and cash equivalents	6	55
Net increase (decrease) in cash and cash equivalents	33,681	(13,942)
Cash and cash equivalents at beginning of period	217,340	190,878
Cash and cash equivalents at end of period	$251,021	$176,936
Supplemental cash flow information:
Taxes paid, net	$2,285	$118
Interest paid	$2	$5
Supplemental schedule of non-cash investing and financing activities:
Capital equipment financing obligation	$9,010	$4,687
Affiliate shares issued to affiliate employees	$—	$295
Affiliate cash dividend payable to minority shareholder	$201	$224
Capitalized interest	$183	$141
Impact of initial adoption of FIN 48 on retained earnings	$—	$4,307

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2008 and April 30, 2008 and for the three months ended July 31, 2008 and 2007 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2008 come from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008 (the “Form 10-K”).

The results of operations for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2009 or any other future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future considering available information. Actual results could differ from these estimates.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, government bonds, certificates of deposit and money market funds. (See Note 10.)

The Company maintains its cash and cash equivalent balances with major financial institutions in the United States. These balances are subject to a concentration of credit risk and only a small proportion of these balances are covered by Federal Deposit Insurance Corporation (“FDIC”) insurance.

The Company places its cash investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines and reviews its investments regularly to identify and evaluate investments for risk of possible impairment. Factors the Company considers in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market.

The Company records provisions to reduce the carrying value of inventories to their net realizable value when the Company believes that the net realizable value is less than cost. The Company also records provisions for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months. Where necessary, these provisions take into account the inventories owned and not yet sold by certain of the Company’s distributors. The recording of these allowances establishes a new and lower cost basis for each specifically identified inventory item, and the Company does not restore the cost basis to its original level regardless of any subsequent changes in facts or circumstances.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for the three months ended July 31, 2008 and 2007 was $6.1 million and $8.8 million, respectively, and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries.

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

For shipment of products sold to distributors under agreements allowing for returns or credits, title and the risk of ownership to the products transfer to the distributor upon shipment, and the distributor is obligated to pay for the products whether or not the distributor has sold them at the time payment is due. Under the terms of the Company’s agreements with such distributors and subject to the Company’s prior approval, distributors are entitled to reclaim from the Company as price adjustments the difference, if any, between the prices at which the Company sold the product to the distributors and the prices at which the product is subsequently sold by the distributor. In addition, distributors have

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

limited rights to return inventory that they determine is in excess of their requirements, and accordingly, in determining the appropriate level of allowances for excess and obsolete inventory, the Company takes into account the inventories held by its distributors. For these reasons, prices and revenues are not fixed or determinable until the distributor resells the products to the Company’s end-user customers and the distributor notifies the Company in writing of the details of such sales transactions. Accordingly, the Company recognizes revenue using the “sell-through” method. Under the “sell-through” method, the Company defers the revenue, adjustments to revenue and the related costs of revenue until the final resale of such products to end customers. The amounts billed to these distributors and adjustments to revenue and the cost of inventory shipped to, but not yet sold by, the distributors are shown net on the Condensed Consolidated Balance Sheets as “Deferred revenues, less cost of revenues.”

In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, OmniVision CDM Optics, Inc. (“CDM”), formerly CDM Optics, Inc. The Company recognizes the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which became effective for the Company in its fiscal 2009. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued Financial Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for the Company from its fiscal 2009 to 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective May 1, 2008, the Company adopted SFAS No. 157, as it applies to the Company’s financial assets and liabilities. The adoption of the provision of SFAS No. 157 did not have any material effect on the Company’s financial condition, results of operations or cash flows. (See Note 10.)

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, a company may elect to measure at fair value various eligible items that are not currently required to be so measured. Eligible items include, but are not limited to, accounts receivable, available-for-sale securities, equity method investments, accounts payable and firm commitments. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of its fiscal 2009. Currently, the Company has not elected to adopt the fair value option, under SFAS No. 159, for any of its eligible items.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact SFAS No. 162 will have on its consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities at July 31, 2008 and April 30, 2008 were as follows (in thousands):

	As of July 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$5,424	$—	$—	$5,424
U.S. government debt securities with maturities less than one year	15,907	5	—	15,912
U.S. government debt securities with maturities over one year	5,069	—	(2)	5,067
Commercial paper and bond funds	1,992	3	—	1,995
	$28,392	$8	$(2)	$28,398

Contractual maturity dates, less than one year				$21,335
Contractual maturity dates, one year to two years				7,063
				$28,398

	As of April 30, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$9,455	$1	$—	$9,456
U.S. government debt securities with maturities less than one year	24,037	69	—	24,106
U.S. government debt securities with maturities over one year	5,104	—	—	5,104
Commercial paper and bond funds	13,298	29	—	13,327
	$51,894	$99	$—	$51,993

Contractual maturity dates, less than one year				$38,558
Contractual maturity dates, one year to two years				13,435
				$51,993

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

Note 4 — Balance Sheet Accounts (in thousands)

	July 31,	April 30,
	2008	2008
Cash and cash equivalents:
Cash	$133,175	$23,453
Money market funds and certificates of deposit	117,846	193,887
	$251,021	$217,340
Accounts receivable, net:
Accounts receivable	$126,665	$109,452
Less: Allowance for doubtful accounts	(1,059)	(1,080)
Allowance for sales returns	(3,627)	(3,034)
	$121,979	$105,338
Inventories:
Work in progress	$71,019	$52,614
Finished goods	39,099	62,513
	$110,118	$115,127
Prepaid expenses and other current assets:
Prepaid expenses	$4,885	$5,091
Deposits and other	1,673	1,604
Interest receivable	165	735
	$6,723	$7,430
Property, plant and equipment, net:
Land (1)	$13,000	$13,000
Buildings and land use right (1)	39,829	26,135
Buildings/leasehold improvements	16,562	5,745
Machinery and equipment	44,154	39,913
Furniture and fixtures	4,281	794
Software	7,045	2,780
Construction in progress	7,526	25,977
	132,397	114,344
Less: Accumulated depreciation and amortization	(23,363)	(21,893)
	$109,034	$92,451
Other long-term assets:
Deferred income tax assets – non-current	$13,794	$13,058
Prepaid wafer credits	4,000	4,000
Long-term employee loan receivable	1,000	1,000
Other long-term assets	902	898
	$19,696	$18,956
Accrued expenses and other current liabilities:
Employee compensation	$5,354	$6,726
Third party commissions	2,243	1,970
Professional services	2,283	2,523
Noncancelable purchase commitments	298	283
Pricing adjustments	4,138	3,416
Deferred income tax liabilities – current	3	38
Other	1,753	2,113
	$16,072	$17,069
Other long-term liabilities:
Deferred income tax liabilities – non-current	$4,242	$4,726
Other	1,796	2,229
	$6,038	$6,955

(1)

Prior year balances have been reclassified to conform to current year presentations. These reclassifications had no impact on the previously reported asset balances, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of July 31, 2008 and April 30, 2008 consisted of the following (in thousands):

	July 31,	April 30,
	2008	2008
VisEra	$69,324	$68,593
WLCSP	10,300	10,293
XinTec	4,661	4,661
ImPac	2,853	1,872
Total	$87,138	$85,419

VisEra Technologies Company, Ltd.

In August 2005, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended VisEra Agreement”) with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), VisEra Technologies Company, Ltd. (“VisEra”), and VisEra Holding Company (“VisEra Cayman”). The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement (the “VisEra Agreement”) that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor, or CMOS, image sensors. In November 2003, pursuant to the terms of the VisEra Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands and VisEra became a subsidiary of VisEra Cayman.

Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the VisEra Agreement. The Company and TSMC have equal interests in VisEra Cayman. In the quarter ended October 31, 2005, the Company and TSMC each contributed $7.5 million to VisEra and VisEra Cayman. As a result of this additional investment, the Company’s and TSMC’s interest each increased from 25% to 43%, and consequently the Company re-evaluated its accounting for VisEra in accordance with FIN 46(R), “Consolidation of Variable Interest Entities.” Since the Company was the source of virtually all of VisEra’s revenues, the Company had a decisive influence over VisEra’s profitability. The Company concluded that, as a result of its step acquisition of VisEra, and because substantially all of the activities of VisEra either involved or were conducted on behalf of the Company, VisEra was a variable interest entity (“VIE”). Accordingly, the Company considered itself to be the primary beneficiary of VisEra, and included VisEra’s financial results in its consolidated financial statements through December 31, 2006. In the quarter ended January 31, 2006, the Company increased its interest in VisEra from 43% to 46% through purchases of $9.5 million of unissued shares.

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

On January 1, 2007, the Company assumed responsibility for logistics management services previously provided to the Company by VisEra. As a consequence of the change, the Company concluded that, as of the date of the change, it would lose its status as the primary beneficiary of the joint venture, VisEra would cease to be VIE as defined under

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

FIN 46(R) and, as a result, the Company deconsolidated VisEra. Accordingly, beginning on January 1, 2007, the Company has accounted for its investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on the Company’s reported revenue or reported net income for the fiscal year ended April 30, 2007. In April 2007, pursuant to a January 2007 amendment to the Amended VisEra Agreement that provided for an increase in VisEra’s manufacturing capacity, the Company and TSMC each made an additional investment of $27.0 million in VisEra. This additional investment was part of an ongoing capacity expansion program at VisEra. The Company’s contribution to VisEra and VisEra Cayman thus totaled $51.6 million, effectively meeting its commitment under the terms of the January 2007 amendment to the Amended VisEra Agreement, in which the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture. The Company has not made any additional contributions into VisEra since.

All other material terms of the original Shareholders’ Agreement remain in effect. (See Notes 16 and 17.)

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services, for which the Company is currently a customer. In May 2007, the Company acquired 2,500,000 units of WLCSP’s equity interests from WLCSP at a per unit price of $2.00 for an aggregate purchase amount of $5.0 million. Concurrently, the Company purchased from Infinity-CSVC Venture Capital Enterprise 2,000,000 units of WLCSP’s outstanding equity interests at a price per unit of $2.00 for an aggregate purchase amount of $4.0 million. Following the completion of the two transactions, the Company owns approximately 20.0% of WLCSP’s registered capital on a fully-diluted basis and has appointed a member to WLCSP’s board of directors and a supervisor to monitor the actions of WLCSP’s board of directors and officers.

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), the Company will not amortize. The Company will amortize the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years.

The Company accounts for its investment in WLCSP under the equity method. For the three months ended July 31, 2008 and 2007, the Company recorded equity income of $7,000 and an equity loss of $351,000, respectively, in “Other income, net,” consisting of its portion of the net income (loss) recorded by WLCSP during the periods, partially offset by equity method investment adjustments. (See Note 17.)

XinTec, Inc.

Between October 2005 and March 2006, pursuant to the terms of the Amended VisEra Agreement (as defined above), VisEra Cayman completed the acquisition of approximately 29.6% of the issued and outstanding shares of XinTec, Inc. (“XinTec”), a Taiwan-based supplier of chip scale packaging services, in which the Company already held an approximate 7.8% interest. Since VisEra was a consolidated entity at the time, the Company’s beneficial interest in XinTec increased to more than 20%. Consequently, beginning in the three months ended October 31, 2005 and through December 31, 2006, the Company accounted for its investment in XinTec under the equity method.

In January 2007, TSMC purchased approximately 90,526,000 previously-unissued shares from XinTec. The purchased shares represented approximately a 43.0% ownership interest in XinTec. Other existing shareholders, including the Company and the Company’s affiliate, VisEra, did not purchase additional shares. As a result, the Company’s direct ownership percentage in XinTec declined to approximately 4.4%. VisEra’s ownership interest declined to 16.9%, and the Company’s beneficial ownership percentage in XinTec declined to 12.4%. Consequently, effective January 1, 2007, in accordance with APB 18, the Company began to account for XinTec as a cost method investment. In addition, because the per share value of the TSMC investment exceeded the Company’s average per share carrying value in XinTec, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to “Additional paid-in capital,” a component of stockholders’ equity. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

ImPac Technology Co., Ltd.

In 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. In July 2008, the Company purchased additional shares in ImPac for $1.4 million. This increased the Company’s ownership in ImPac to 25.7%. The Company’s purchases from ImPac are at arm’s length and the Company accounts for this investment using the equity method. The Company recorded an equity loss of $395,000 and $109,000, respectively, in “Other income, net,” as its portion of ImPac’s net loss for the three months ended July 31, 2008 and 2007. (See Note 17.)

The following table presents the summary combined financial information of ImPac, VisEra and WLCSP, as derived from the ImPac, VisEra and WLCSP financial statements for the three months ended July 31, 2008 and 2007 and prepared under accounting principles generally accepted in the United States of America (in thousands):

	Three Months Ended
	July 31, 2008	July 31, 2007
Operating data:
Revenues	$26,336	$41,812
Gross profit	6,100	7,281
Income from operations	2,784	4,335
Net income	$1,230	$1,655

The amount of consolidated retained earnings that represent undistributed earnings of the investees accounted for by the equity method totaled $15.3 million and $14.8 million at July 31, 2008 and April 30, 2008, respectively.

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

In April 2007, SOI became listed on the Taiwan GreTai Securities Market, (“TGSM”). The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding. From time to time, SOI also issues shares to its employees as a bonus, which dilutes the Company’s ownership percentage. The Company’s ownership percentage in SOI was 43.9% as of both July 31, 2008 and April 30, 2008.

In June 2008, SOI declared a cash dividend of approximately $359,000, of which $201,000 would be payable to minority shareholders. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

Note 7 — Intangible Assets

Intangible assets as of July 31, 2008 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$11,578	$6,222
Patents and licenses	13,487	7,912	5,575
Trademarks and tradenames	1,400	910	490
Customer relationships	100	100	—
Intangible assets, net	$32,787	$20,500	$12,287

Intangible assets as of April 30, 2008 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$10,680	$7,120
Patents and licenses	13,487	7,239	6,248
Trademarks and tradenames	1,400	840	560
Customer relationships	100	100	—
Intangible assets, net	$32,787	$18,859	$13,928

For the three months ended July 31, 2008 and 2007, the Company amortized $1.6 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2009	$4,891
2010	6,386
2011	973
2012	37
Total	$12,287

Note 8 — Borrowing Arrangements

The following table shows the Company’s debt and lease obligations (in thousands):

	July 31, 2008	April 30, 2008

Mortgage loan	$27,045	$27,347
Term loan	12,000	6,000
Capital lease obligations	95	134
	39,140	33,481
Less: amount due within one year	(4,135)	(651)
Non-current portion of long-term debt	$35,005	$32,830

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

At July 31, 2008, aggregate debt maturities were as follows: (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Capital Lease	Total
2009	$2,963	$95	$3,058
2010	4,323	—	4,323
2011	4,369	—	4,369
2012	4,415	—	4,415
2013	2,466	—	2,466
Thereafter	20,509	—	20,509
Total	$39,045	$95	$39,140

Mortgage Loan

On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the “Santa Clara Property”). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the “Mortgage Loan”) and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million (the “Term Loan”). In March 2008, the Company borrowed $6.0 million under the Term Loan to finance improvements to the Santa Clara Property. The Company drew down the remaining $6.0 million under the Term Loan in July 2008. Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) rate plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively.

Interest rates under the Mortgage Loan were 3.4% and 3.6% at July 31, 2008 and April 30, 2008, respectively. The interest rate under the Term Loan was 3.7% and 4.0% at July 31, 2008 and April 30, 2008, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of July 31, 2008.

In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to effectively convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.3% per annum and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. In July 2008, in connection with the Term Loan, the Company entered into a second interest rate swap with the bank to effectively convert the variable interest rate described above to a fixed rate. This second swap is for a period of four years. The Company is the fixed rate payer and the rate is fixed at 4.3% per annum and the effective rate on the Term Loan is fixed at approximately 5.5%. The Company remeasures both swaps at fair values at each balance sheet date and records them as either assets or liabilities, depending on whether the fair value represents net gains or net losses. As of July 31, 2008 and April 30, 2008, the Company recorded $1.8 million and $2.2 million, respectively, in “Other long-term liabilities.” For the three months ended July 31, 2008 and 2007, the Company recorded income of $433,000 and $0.6 million, respectively, in “Other income, net.”

Lines of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.6 million in available credit. All borrowings under these lines of credit that are maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at July 31, 2008, there were no borrowings outstanding under these facilities.

Capital Lease Obligations

In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through May 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of July 31, 2008,

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

$95,000 was outstanding under the capital lease and was classified as a short-term obligation. As of April 30, 2008, $134,000 was outstanding under the capital lease and $133,000 was classified as a short-term obligation.

Note 9 — Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options, restricted stock units and employee stock purchase plan shares. For the three months ended July 31, 2008 and 2007, 12,179,000 and 7,793,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive. All restricted stock units outstanding as of July 31, 2008 were included in the treasury stock method calculation.

The Company’s earnings per share were calculated under the provisions of the Statement of Financial Accounting Standards (or “SFAS”) No. 128, “Earnings Per Share,” or SFAS No. 128. SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. Through July 31, 2008, SOI issued options to various of its employees exercisable for 2,700,000 shares of its common stock. In the calculation of its earnings per share for the three months ended July 31, 2008 and 2007, the Company included the effect of SOI’s options in its consolidated earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2008	2007
Basic:
Numerator:
Net income	$6,228	$12,977

Denominator:
Weighted average common shares for net income per share	51,257	54,751

Basic net income per share	$0.12	$0.24

Diluted:
Numerator:
Net income	$6,228	$12,977

Denominator:
Denominator for basic net income per share	51,257	54,751
Weighted average effect of dilutive securities:
Stock options, restricted stock units, and employee stock purchase plan shares	621	543
Weighted average common shares for diluted net income per share	51,878	55,294

Diluted net income per share	$0.12	$0.23

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

Note 10 — Fair Value Measurements

Effective May 1, 2008, the Company adopted the provisions of SFAS No. 157, as amended. The adoption of this standard was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations.

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

•                  Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•                  Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•                  Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of July 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$51,936	$51,936	$—	$—
Bank time deposits	5,996	—	5,996	—
Debit securities issued by U.S. government agencies	86,317	—	86,317	—
Corporate debt securities	1,995	—	1,995	—
Total assets	$146,244	$51,936	$94,308	$—
Interest rate swaps	$1,796	$—	$1,796	$—
Total liabilities	$1,796	$—	$1,796	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of July 31, 2008, (in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents	$117,846	$51,936	$65,910	$—
Short-term investments	28,398	—	28,398	—
Total Assets	$146,244	$51,936	$94,308	$—

Interest rate swaps	$1,796	$—	$1,796	$—
Total Liabilities	$1,796	$—	$1,796	$—

Note 11 — Segment and Geographic Information

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three months ended July 31, 2008 and 2007, respectively:

	Three Months Ended
	July 31,
	2008	2007
OEMs and VARs	58.3%	64.5%
Distributors	41.7	35.5
Total	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

Since the Company’s end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where their components are sourced. The revenues by geography in the following table are based on the country or region in which the Company’s customers issue their purchase orders (in thousands):

	Three Months Ended
	July 31,
	2008	2007
China	$128,026	$152,910
Malaysia	18,534	3,957
Taiwan	14,338	11,095
United States	10,244	1,392
All other	3,137	3,780
Total	$174,279	$173,134

The Company’s long-lived assets, including its equity method investments, are located in the following countries (in thousands):

	July 31,	April 30,
	2008	2008
Taiwan	$87,408	$83,829
United States	67,262	56,899
China	45,927	41,550
All other	477	489
Total	$201,074	$182,767

Note 12 — Employee Stock Purchase, Equity Incentive and Stock Option Plans

2007 Equity Incentive Plan

In September 2007, on the recommendation of the Company’s board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company’s common stock on the date of grant. Through July 31, 2008, the Company had granted stock options for approximately 436,000 shares and 484,000 restricted stock units to employees under the 2007 Plan. In general, the Company’s stock option awards have a maximum contractual term of ten years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. In July 2008, the Company also granted approximately 196,000 performance shares to certain employees. These 196,000 shares represent the “target” number of shares of common stock that will be issued if certain performance goals are achieved. The actual number of shares to be issued will be determined at the end of a one-year performance period, and can range from 0% to 175% of the target number, depending on the degree of achievement then of the performance goals. After determining the final share count, the awards will vest over two years.

In November 2007, the Company’s board of directors approved the termination of the Company’s 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

The Company’s equity incentive and stock-based compensation plans as of July 31, 2008 are summarized as follows (in thousands):

		Shares		Restricted	Performance
	Shares	Available	Options	Stock Units	Shares
Name of Plan	Authorized	for Grant	Outstanding	Outstanding	Outstanding(1)
1995 Stock Plan	—	—	38	—	—
2000 Stock Plan	—	—	13,152	—	—
2000 Director Option Plan	—	—	287	—	—
2007 Plan	6,000	4,057	585	483	196
Total	6,000	4,057	14,062	483	196

(1)   Represents targeted issuance. The actual number of shares of common stock that will be issued in connection with the performance shares will be determined at the end of a one-year performance period.

Stock-Based Compensation Award Activity

The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the three months ended July 31, 2008:

	Options Outstanding			Restricted Stock Units Outstanding	Performance Shares Outstanding	Restricted Stock units and Performance Shares
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
Balance at May 1, 2008		13,807	$18.18	—	—	$—
Shares available for grant at May 1, 2008	5,846
Stock options granted	(436)	436	12.79
Stock options exercised	—	(45)	5.43
Stock options expired or forfeited	5	(136)	19.37
Restricted stock units granted (1)	(968)			484		11.95
Restricted stock units expired or forfeited (1)	2			(1)		11.95
Performance shares granted (1) (2)	(392)				196	11.95
Balance at July 31, 2008	4,057	14,062	18.04	483	196	11.95
Exercisable at July 31, 2008		9,129	17.93
Vested and expected to vest at July 31, 2008		13,152	$18.03	358	138	$11.95

(1)   Shares subject to awards granted for less than fair market value on the date of grant count against the share reserve as two shares for every one share subject to such an award. When a share is returned to the plan, two shares will be credited back to the reserve.

(2)   Represents targeted issuance. The actual number of shares of common stock that will be issued in connection with the performance shares will be determined at the end of a one-year performance period.

The total intrinsic value of options exercised during the three months ended July 31, 2008 was $416,000. Total cash received from employees as a result of employee stock option exercises during the three months ended July 31, 2008 was approximately $242,000.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

As of July 31, 2008, net of forfeitures, there was $39.4 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.2 years. As of July 31, 2008, net of forfeitures, there was $8.4 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.9 years. For the 2000 Purchase Plan, as of July 31, 2008, there was $4.2 million of unrecognized compensation expense which the Company expects to recognize over a weighted average period of 1.2 years. As of April 30, 2008, net of forfeitures, there was $43.0 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.3 years. For the 2000 Purchase Plan, as of April 30, 2008, there was $1.2 million of unrecognized compensation cost which the Company expected to be recognized over a weighted average period of 0.9 years. The Company’s current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

Valuation Assumptions

SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statements of Income.

For restricted stock unit awards, the per-share fair value is the closing market price of the Company’s common stock as reported on the NASDAQ Global Market on the grant date. For performance share awards, the per share fair value is also the closing market price of the Company’s common stock as reported on NASDAQ. However, the related stock-based compensation is adjusted by the estimated probable outcome of the predetermined performance conditions. The compensation will be adjusted for subsequent changes in the estimated and actual outcome. For stock option awards and rights issued under the 2000 Purchase Plan, the Company measures the fair value using the Black-Scholes option pricing model. Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted was $5.27 and $6.81 during the three months ended July 31, 2008 and 2007, respectively. The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three months ended July 31, 2008 and 2007:

	Employee Stock Option Plans
	Three Months Ended
	July 31,
	2008	2007
Risk-free interest rate	3.11%	4.84%
Expected term of options (in years)	4.0	4.0
Expected volatility	48.2%	52.0%
Expected dividend yield	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during both of the three months ended July 31, 2008 and 2007 was $5.65.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended
	July 31,
	2008	2007
Risk-free interest rate	3.90%	5.04%
Expected term of options (in years)	0.5	0.5
Expected volatility	42.8%	48.3%
Expected dividend yield	0%	0%

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

Note 13 — Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the three months ended July 31, 2008 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2008	$373,024
Exercise of stock options	242
Employee stock purchase plan	2,437
Employee stock-based compensation	6,945
Balance at July 31, 2008	$382,648

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

In February 2007, the Company’s board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as it deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of July 31, 2008, the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

Company had cumulatively repurchased 5,093,500 shares of its common stock under the open-market program for an aggregate cost of approximately $86.2 million.

Note 15 — Income Taxes

The Company’s effective tax rates for the three months ended July 31, 2008 and 2007 were 18.8% and (11.7)%, respectively. Quarterly income taxes reflect an estimate of the effective tax rate for the fiscal year and include, when applicable, the impact of discrete tax items. The Company’s effective tax benefit for the three months ended July 31, 2007 was principally the result of the income tax benefit from discrete tax items, in particular the release during the three months of unrecognized tax benefits including interest and penalties that were no longer required as a result of a change in tax law in a foreign jurisdiction where the Company does business. Without regard to discrete tax items, the Company’s effective tax rates for the three months ended July 31, 2008 and 2007 were less than the combined federal and state statutory rate of approximately 40% principally because the Company earns a significant portion of its income in jurisdictions where tax rates are lower than the combined federal and state statutory rate.

Note 16 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”) which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $33.6 million to develop the land and construct facilities, which amount includes the Purchase Price. As of July 31, 2008, the Company has already contributed $12.0 million of the $33.6 million total investment. Construction of the facilities on the land must commence and be completed during the time period beginning on June 30, 2007 and ending on June 30, 2009, subject to an additional one-year extension under limited circumstances. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use OTC’s registered capital to partially fund its commitment to this project.

The Company has various commitments arising from the Amended VisEra Agreement, and the subsequent amendments to it. In particular, as of July 31, 2008, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through July 31, 2008, the Company has contributed $51.6 million to VisEra and VisEra Cayman and, as of July 31, 2008, the Company has effectively met its commitment under the terms of this agreement. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman. To the extent, if any that the value of assets contributed in the future exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Notes 5 and 17.)

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

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including OmniVision, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving OmniVision is not one of the six test cases). Because class certification was a condition of the settlement, it is unlikely that the current settlement will receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court largely denied the test case defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant. No recovery is sought from the Company.

On February 21, 2008, the Company filed a lawsuit against Qualcomm Incorporated in the United States District Court for the Northern District of California (the “Northern District Action”) alleging claims of trademark infringement arising from Qualcomm’s use of, and attempt to register, the mark OMNIVISION for a computer hardware system and related services. The Company seeks an injunction and unspecified damages. The Company had previously filed opposition proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark office against Qualcomm’s applications to register the OMNIVISION mark, and the Company successfully moved to suspend those proceedings based upon the new parallel federal litigation. Qualcomm has filed its Answer denying the allegations of infringement. Trial is currently set for November 30, 2009.

Note 17 — Related Party Transactions

In May 2006, the Company consummated a loan agreement with one of its employees. Under the terms of the agreement, which the board of directors approved in fiscal 2004, the Company extended to the employee a three-year $1.0 million loan with an imputed interest rate of approximately five percent per annum which matures on May 12, 2009. The loan is secured by a deed of trust and may be extended, subject to mutual consent of the parties.

During the three months ended January 31, 2007, the Company and ImPac agreed to initiate payment of licensing fees for the use of certain software developed by ImPac at OmniVision Semiconductor (Shanghai) co. Ltd., the Company’s wholly-owned subsidiary in China. During the three months ended July 31, 2008 and 2007, the Company paid ImPac zero and $45,000, respectively, in software licensing fees. In addition, the Company paid ImPac approximately $2.7 million for manufacturing services for the three months ended July 31, 2008 and 2007, respectively. During fiscal 2008, the Company loaned $1.3 million to ImPac for the purpose of expanding its manufacturing capacities for a term of one year, but can be extended upon mutual consent of the parties for one year. The loan is fully collateralized by assets held by ImPac. (See Note 5.) In August, 2008, the Company entered into an additional agreement with ImPac under which the Company agreed to place certain manufacturing equipment with ImPac on a consignment basis for a period of up to five years.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2008 and 2007

(unaudited)

The Company consolidated VisEra’s operating results from August 1, 2005 to December 31, 2006. Subsequently, the Company has accounted for its investment in VisEra under the equity method. For the three months ended July 31, 2008, the Company paid $17.1 million to VisEra for color filter and other manufacturing services. For the three months ended July 31, 2007, the Company paid $34.3 million to VisEra for color filter and other manufacturing services.

In May 2007, the Company purchased a 19.98% ownership in WLCSP for $9.0 million. For the three months ended July 31, 2008 and 2007, the Company paid $0.4 million and $2.3 million, respectively, to WLCSP for chip scale packaging services.

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged in with related parties in the ordinary course of business in the three months ended July 31, 2008 and 2007 (in thousands):

	Three Months Ended
	July 31,
	2008	2007
SOI transactions with:
ImPac:
Purchases of manufacturing services	$297	$563
Balance payable at period end, net	238	422
PSC:
Purchases of wafers	1,035	1,540
Rent and other services	16	—
Balance payable at period end, net	300	478

VisEra transactions with:
TSMC:
Sales to TSMC	658	615
Purchases of manufacturing services	—	243
Rent, utilities and other services	—	1,859
Balance receivable at period end, net	473	1,917
WLCSP:
Purchases of manufacturing services	$—	$1,531

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will”  and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the extent of future sales through distributors, future growth trends and opportunities in certain markets, the development, introduction and capabilities of new products, future sales of our products outside the United States, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, future expenses we expect to incur, our effective tax rate for fiscal 2009, our future investments, our working capital requirements in fiscal 2009 and thereafter, the effect of a change in foreign currency rates, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 43 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision and OmniPixel are registered trademarks of OmniVision Technologies, Inc. CameraChip, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP, OmniBSI, SquareGA and TrueFocus are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of OmniVision CDM Optics, Inc.

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

Technology

In August 2004, we announced the introduction of our OmniPixel® technology. In September 2005, we announced the introduction of our OmniPixel2™ architecture. The OmniPixel2 architecture, which is based on a 2.2 µm x 2.2 µm pixel and uses a 0.13 µm process geometry, is less than half the size of the OmniPixel architecture introduced in 2004, but with improved performance.

In February 2007, we introduced our first TrueFocus™ camera with Wavefront Coding™ technology for the mobile phone market. Our patented Wavefront Coding technology is a method of optically encoding light using a special lens to form an intermediate image on the image sensor, and decoding this intermediate image with digital processing to create a picture that is in focus across virtually the entire image. TrueFocus technology is designed to provide ‘point-and-shoot’ capability to our customers with a product that effectively targets the mobile phone market by being small, durable, easy to manufacture and cost-competitive.

In May 2007, we announced the introduction of our OmniPixel3™ architecture. The OmniPixel3 architecture is based on a 1.75 µm x 1.75 µm pixel and a 0.11 µm process geometry which further reduced the size of a given image sensor array without any reduction in image quality.

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

In May 2008, we announced a new approach to CMOS image sensor design we call OmniBSI™ technology. OmniBSI technology is based on an idea called back side illumination, or BSI. Our first OmniBSI product, an 8-megapixel image sensor is built using an advanced 1.4 µm pixel, and we believe we are the first image sensor company to announce a viable process for the mass production of BSI sensors.

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

In addition to increasing the amount of light the image sensor can collect, our OmniBSI architecture significantly increases the quantum efficiency and reduces the cross talk of the sensor. Increasing the quantum efficiency increases the quality of the sensor’s color reproduction. Reducing cross talk reduces electrical noise, which produces sharper images and better color.

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

New Products

In January 2008, we introduced two new products. The first, the OV9710, is our first true high-definition, or HD, video CameraChip image sensor for mobile phone and notebook computer markets. The OV9710 is a 1-megapixel CMOS image sensor built with our proprietary OmniPixel3 architecture and a 3 µm x 3 µm pixel for optimal low-light sensitivity and high-quality HD video performance at 30 frames per second, or FPS. We designed the OV9710 specifically to meet all mobile phone (1280 x 720 pixels) and notebook and personal computer (1280 x 800 pixels) market requirements in terms of performance, quality, reliability and power consumption.

The second new product is the OV7725. The ¼-inch OV7725 is built with a 6 µm x 6 µm pixel to deliver the ultra-high light sensitivity required for the low light conditions in which most consumers use their notebook computers. The OV7725 is a highly integrated CameraChip image sensor that provides the full functionality of a VGA camera and image processor on a single chip. A unique feature of the OV7725 is its high chief ray angle which allows for a reduction in module height, a critical element in building cameras that can fit in today’s thin notebook computers. A second highlight of the OV7725 is its ability to operate at 60 FPS, in VGA mode, or 120 FPS in quarter VGA, or QVGA, for optimal performance in notebook and personal computer and gaming applications.

In February 2008, we introduced two additional new products. The first, the OV3642, is a ¼-inch, 3-megapixel CameraChip image sensor with extended depth of field technology embedded on-chip. The fully integrated OV3642 is built with our new OmniPixel3-HS technology and offers best-in-class low light performance. Additionally, the OV3642 incorporates our most advanced ISP technology resulting in increased picture clarity and sharpness.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The second new product is the OV7690, a VGA CameraChip image sensor with a 1/13-inch form factor. The OV7690’s new 1.75 µm OmniPixel3-HS architecture combined with a unique, non-linear micro lens shift technology allows for a significant reduction in distance between the image sensor and the lens, and thus enables us to significantly reduce the module height while maintaining high levels of image quality and camera performance. The result is an ultra-thin camera module of just 4.5 mm x 4.5 mm and a height of only 2.8 mm, a critical dimension both for slim mobile phones and for notebook computer applications where the camera module can be no thicker than the LCD housing.

In May 2008, we introduced three new products. The first, the OV5630, is a 1/3-inch, 5-megapixel CameraChip image sensor targeted at the mobile phone market. The OV5630 is based on the OmniPixel3-HS architecture, enabling quality low-light image capture with low-light sensitivity of 960 mV/(Lux-sec). The OV5630 also outputs data in full 5-megapixel resolution at 15 FPS, and records 720p HD video at 60 FPS, or 1080p at 30 FPS. In QVGA resolution, the OV5630 can output data at 120 FPS, ideal for slow motion preview. For the fast transfer of image data, the OV5630 is outfitted with a two-lane, high-speed MIPI interface. This enables mobile phone makers to use the OV5630’s parallel interface as input for a secondary camera, while alternately providing output via the MIPI interface.

In May 2008, we also introduced the OV5633, another 1/3-inch 5-megapixel CameraChip image sensor. This image sensor has all of the same functionality as the OV5630, but employs a different chief ray angle to suit the specific lens requirements of the DSC market.

Our third new product introduction in May 2008 was the OV3647, a 1/4-inch 3-megapixel image sensor that supports the mobile display digital interface, or MDDI. The OV3647 is also equipped with a standard parallel interface which has the unique ability to act as an input for a secondary camera, so it can share the MDDI interface while also functioning as an MDDI hub. Sharing the MDDI reduces the number of interconnects to the Baseband processor, which increases reliability, reduces power consumption and enables rapid two-way data transfer. Sharing the MDDI also eliminates high frequency electro-magnetic interference, or EMI, issues, which often have adverse effects on system performance. The OV3647 is small enough to enable 7 x 7 x 5 mm camera modules with a very short optical track, and thus is versatile enough to work well both with fixed focus and auto-focus modules. The OV3647’s embedded, one-time programmable memory is designed for part recognition and simplification of module designs using different lenses. In addition to targeting the mobile phone market, the OV3647 is well-suited to applications in the DSC, notebook and personal computer and toy sectors.

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

TSMC, through the purchase of approximately 90.5 million previously unissued shares, acquired a controlling interest in XinTec. As a result of TSMC’s investment, our direct ownership percentage in XinTec declined from 7.8% to 4.4% and VisEra’s ownership percentage declined from 29.6% to 16.9%. Due to the reduction in our ownership percentage in XinTec and the deconsolidation of VisEra described below, effective January 1, 2007, we began to account for our interest in XinTec under the cost method.

As a result of the additional investment that TSMC and we made in VisEra under the Amended VisEra Agreement, TSMC’s and our interest each increased from 25.0% to 43.0%, and consequently we re-evaluated our accounting for VisEra in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), or FIN 46(R), “Consolidation of Variable Interest Entities.” We concluded that, as a result of our step acquisition of VisEra and because substantially all of the activities of VisEra either involved or were conducted on our behalf, VisEra was a variable interest entity, or VIE. Since we were the source of virtually all of VisEra’s revenues, we had a decisive influence over VisEra’s profitability. Accordingly, we considered ourselves to be the primary beneficiary of the joint venture, and in the quarter which ended in October 2005, we began to include VisEra’s financial results in our consolidated financial statements. In the quarter ended January 2006, we increased our interest in VisEra from 43.0% to 46.0% through purchases of unissued shares. In January 2006, pursuant to the Amended VisEra Agreement, VisEra purchased from TSMC the equipment used for applying color filters and micro-lenses to wafers, and VisEra is now providing the related processing services that we previously purchased from TSMC. In November 2006, we invested $6.1 million in VisEra as our portion of an additional cash or asset contribution to be made by TSMC and us under the then current Amended VisEra Agreement.

Effective January 1, 2007, by mutual agreement, we assumed responsibility for the logistics management services previously provided to us by VisEra. As a consequence, we concluded that we were no longer the primary beneficiary of the joint venture and that VisEra had ceased to be a VIE, as defined under FIN 46(R). As a result, we deconsolidated VisEra as of the date of the change. As a consequence of the deconsolidation, effective January 1, 2007, we account for our investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on our reported revenue or reported net income for fiscal 2007 or 2008. See Note 5 – “Long-term Investments” to our consolidated financial statements.

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

In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. SOI also issued shares to its employees in July 2006, with an estimated fair value of $459,000 which caused our ownership percentage to decline from 49.0% to 46.6%. In April 2007, SOI became listed on the Taiwan GreTai Securities Market, or TGSM. The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding. From time to time, SOI also issues shares to its employees as a bonus which further dilutes the Company’s ownership percentage. As of July 31, 2008, we owned 43.9% of SOI. See Note 6 – “Consolidated Affiliate – Silicon Optronics, Inc.” and Note 17 – “Related Party Transactions” to our condensed consolidated financial statements.

Acquisition of CDM

In April 2005, we completed the acquisition of OmniVision CDM Optics, Inc., or CDM, formerly CDM Optics, Inc. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing our image sensors. Because the image is

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

In the three months ended October 31, 2006, we adjusted “Goodwill” related to our acquisition of CDM by $2.6 million. The adjustment was related, in part, to a put option that expired during the quarter with respect to the 147,000 shares held in escrow, 145,000 of which were put to us for cash totaling $2.8 million. The other part of the increase related to the value of the initial shares that we issued as part of the CDM acquisition. These shares were also subject to a put option, an option that expired unexercised subsequent to their original issuance. Both amounts should have been recorded as part of the initial acquisition of CDM.

Capital Resources

As of July 31, 2008, we held approximately $251.0 million in cash and cash equivalents and approximately $28.4 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

In June 2005, our board of directors authorized us to use up to $100 million of our available cash under an open-market program to repurchase our common stock. At the expiration of the program in June 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of July 31, 2008, we had cumulatively repurchased 5,093,500 shares of our common stock under this open-market program for an aggregate cost of approximately $86.2 million. As of July 31, 2008, we had approximately $13.8 million remaining available for further repurchases under the existing authorization. See Note 14 – “Treasury Stock” to our condensed consolidated financial statements.

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

In the mobile phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular mobile phone maker determines which image sensor to design into one or more specific models. The time lag between design win and volume shipments varies from as little as three months to as much as twelve months, which could cause an unexpected delay in generating revenues, especially during periods of product transitions. Design wins are also an important driver in the many other markets that we

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

address, and in some cases, such as automotive or medical applications, the time lag between a particular design win and first revenue can be longer than one year.

The overwhelming majority of sales of our products depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than one billion CameraChip image sensors, including approximately 117 million in the three months ended July 31, 2008. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to an investee joint venture company. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

To increase and enhance our production capabilities, we work closely with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities, at which our products can be produced. VisEra, our joint venture with TSMC, and our investments in three key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. In January 2007, we and TSMC each invested an additional $27.0 million in VisEra for its manufacturing capacity expansion. In April 2008, VisEra substantially completed the relocation and expansion of its capacity at a newly constructed manufacturing facility in Taiwan. Separately, TSMC purchased 90,526,000 shares from XinTec to enable XinTec to expand its capacity. In February 2007, we also entered into a foundry manufacturing agreement with PSC.

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

We believe that the market opportunity represented by mobile phones remains very large. We benefited from the growth in shipments of image sensors for mobile phones in fiscal 2008. In the three months ended July 31, 2009, demand increases were particularly strong for our VGA and 1.0-megapixel image sensors.

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

As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Hynix, Kodak, Micron, Samsung, Sharp, Sony, ST Microelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, notebook and personal computers and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Accordingly, in order to maintain our gross margins, we and our suppliers have to work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we have to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin will decline.

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

For shipment of products sold to distributors under agreements allowing for returns or credits, title and the risk of ownership to the products transfer to the distributor upon shipment, and the distributor is obligated to pay for the products whether or not the distributor has sold them at the time payment is due. Under the terms of our agreements with such distributors and subject to our prior approval, distributors are entitled to reclaim from us as price adjustments the difference, if any, between the prices at which we sold the product to the distributors and the prices at which the product is subsequently sold by the distributor. In addition, distributors have limited rights to return inventory that they determine is in excess of their requirements, and accordingly, in determining the appropriate level of allowances for excess and obsolete inventory, we take into account the inventories held by our distributors. For these reasons, prices and revenues are not fixed or determinable until the distributor resells the products to our end-user customers and the distributor notifies us in writing of the details of such sales transactions. Accordingly, we recognize revenue using the “sell-through” method. Under the “sell-through” method, we defer the revenue, adjustments to revenue and the related costs of revenue until the final resale of such products to end customers. The amounts billed to these distributors and adjustments to revenue and the cost of inventory shipped to, but not yet sold by, the distributors are shown net on the Consolidated Balance Sheets as “Deferred revenues, less cost of revenues.”

In order to determine whether collection is probable, we assess a number of factors, including our past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured or upon receipt of payment.

In addition, we recognize revenue from the performance of services to a limited number of our customers by our wholly-owned subsidiary, CDM. We recognize the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008. Other than for policies that are related to the issuance of performance shares under SFAS No. 123(R), there have been no material changes in any of our critical accounting policies since April 30, 2008.

Stock-Based Compensation Expense for Performance Shares

In September 2007, our stockholders approved the 2007 Equity Incentive Plan, or the 2007 Plan. See Note 12 – “Employee Stock Purchase, Equity Incentive and Stock Option Plans” to our condensed consolidated financial statements. In July 2008, as allowed by the 2007 Plan, we granted performance share awards to certain employees. The number of shares that an employee actually earns under the awards is based on OmniVision’s achievement of certain corporate performance goals at the end of a one-year performance period. The number of earned performance shares that an employee is eligible to receive may be reduced depending on such employee’s individual performance. As required by SFAS No. 123(R), when we record the stock-based compensation expense for such awards that carry performance contingencies, we have to estimate the probable outcome at the end of the performance period. Furthermore, we have to adjust the cumulative compensation expense recorded when probable outcome for the performance-based shares is subsequently updated for changes in facts and circumstances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended
	July 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	74.8	76.6
Gross margin	25.2	23.4
Operating expenses:
Research, development and related	11.6	10.1
Selling, general and administrative	10.0	8.7
Total operating expenses	21.6	18.8
Income from operations	3.6	4.6
Interest income, net	0.7	1.9
Other income, net	—	0.2
Income before income taxes and minority interest	4.3	6.7
Provision for (benefit from) income taxes	0.8	(0.8)
Minority interest	(0.1)	—
Net income	3.6%	7.5%

Three Months Ended July 31, 2008 as Compared to Three Months Ended July 31, 2007

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, interactive video and toy cameras, and automotive and medical products. Revenues for the three months ended July 31, 2008 increased by 0.7% to approximately $174.3 million from $173.1 million for the three months ended July 31, 2007. The increase in revenues was due to an increase in unit sales of our image-sensor products, primarily for mobile phones, and notebooks and personal computers, partially offset by a decline in our ASPs.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended July 31, 2008 than in the prior-year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list, but that it will continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended July 31, 2008 and 2007:

	Three Months Ended
	July 31,
	2008	2007
OEMs and VARs	58.3%	64.5%
Distributors	41.7	35.5
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended July 31, 2008, two OEM customers accounted for approximately 12.3% and 10.2% of our revenues. In the three months ended July 31, 2007, one OEM customer accounted for approximately 18.1% of our revenues. For the three months ended July 31, 2008 and 2007, no other OEM or VAR customer accounted for 10% or more of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Distributors.   In the three months ended July 31, 2008, one distributor customer accounted for approximately 22.2% of our revenues. In the three months ended July 31, 2007, one distributor customer accounted for approximately 22.9% of our revenues. For the three months ended July 31, 2008 and 2007, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2008 and 2007:

	Three Months Ended
	July 31,
	2008	2007
Domestic sales	5.9%	0.8%
Foreign sales	94.1	99.2
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended July 31, 2008 was 25.2%, up from 23.4% for the three months ended July 31, 2007. The principal contributor to the year-over-year increase in gross margin was reductions in our production costs, partially offset by the decline in our ASPs. The write-down of inventories totaled approximately $2.5 million during the three months ended July 31, 2008, as compared to $4.7 million in the similar prior year period. During the three months ended July 31, 2008, the ASPs of our products were lower than they were in the year-earlier period. The decline in ASPs was due, in part, to a general price decline due to competition, an increase in the proportion of sales represented by VGA image sensors, and, in part, also to an increase in the proportion of sales represented by bare die, often referred to as chip-on-board, or COB, products, rather than packaged products. We were able to partially offset the decline in ASPs by reducing our manufacturing costs. We recorded approximately $0.9 million in stock-based compensation expense to cost of revenues during the three-month periods ended July 31, 2008, in accordance with SFAS No. 123(R), as compared to approximately $1.0 million in the prior fiscal year.

Revenue from sales of previously reserved products in the three months ended July 31, 2008 was $2.5 million, as compared to $1.9 million during the same period in the prior fiscal year. In the three months ended July 31, 2008, we recorded an allowance for excess and obsolete inventory totaling $2.5 million to cost of revenues as compared to $4.7 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs we release to the foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended July 31, 2008 increased to approximately $20.3 million from approximately $17.4 million for the three months ended July 31, 2007. As a percentage of revenues, research, development and related expenses for the three months ended July 31, 2008 and 2007 represented 11.6% and 10.1%, respectively.

The increase in research, development and related expenses of approximately $2.9 million, or 16.5%, for the three months ended July 31, 2008 from the similar period in the prior year resulted primarily from a $0.6 million increase in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $0.6 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R), a $0.6 million increase in non-recurring engineering expenses related to new product development, a $221,000 increase in office and facility expenses, $346,000 increase in depreciation and amortization expenses of acquired intangible assets and a $252,000 increase in patent-related expenses. We anticipate that our research, development and related expenses will continue to increase as we develop and introduce new products, including those employing our OmniBSI technologies and as we develop other new technologies related to image sensors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended July 31, 2008 increased to approximately $17.4 million from $15.2 million the three months ended July 31, 2007. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2008 and 2007 represented 10.0% and 8.7%, respectively.

The increase in selling, general and administrative expenses of approximately $2.2 million, or 14.6%, for the three months ended July 31, 2008 from the similar period in the prior year resulted primarily from a $1.1 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $0.5 million increase in commissions paid primarily to distributors and sales representatives, a $0.5 million increase in fees for outside services, a $241,000 increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R), a $179,000 increase in facility expenses, partially offset by a $461,000 decrease in legal and accounting expenses and a $199,000 decrease in provisions for bad debts. We anticipate that our selling, general and administrative expenses will increase in the future due to the continued expansion of our organization, addition of our new corporate facilities and the continuing upgrade of our computer systems, including our enterprise resource planning, or ERP, and other management information systems.

Interest Income, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income declined to approximately $1.3 million for the three months ended July 31, 2008 from $3.4 million for the three months ended July 31, 2007. The reduction in interest income for the three months ended July 31, 2008 as compared to the corresponding period in the prior year was the result of lower interest rates.

Other Income, Net

Other income, net, for the three months ended July 31, 2008 totaled $49,000. The current quarter amount included a $433,000 gain on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property, partially offset by a $395,000 loss that represented our portion of the net loss recorded by ImPac Technology Co., Ltd., or ImPac, which we account for under the equity method of accounting. Other income, net, for the three months ended July 31, 2007 totaled $260,000. The amount for the three months ended July 31, 2007 included a $0.6 million gain on the interest rate swap agreement, partially offset by a $109,000 loss as our portion of the net loss recorded by ImPac, which we account for under the equity method of accounting. In addition, Other income, net, included a $351,000 loss consisting of an equity method investment adjustment, partially offset by our portion of the net income recorded by WLCSP, which we account for under the equity method of accounting.

Provision for Income Taxes

We generated approximately $7.5 million and $11.6 million in income before income taxes and minority interest for the three months ended July 31, 2008 and 2007, respectively. We recorded a provision for income taxes for the three months ended July 31, 2008 of approximately $1.4 million and an income tax benefit of approximately $1.4 million for the three months ended July 31, 2007. For the three months ended July 31, 2008 and 2007, our effective tax rates were 18.8% and (11.7)%, respectively. Quarterly income taxes reflect an estimate of the effective tax rate for the fiscal year and include, when applicable, the impact of discrete tax items. The effective tax benefit for the three months ended July 31, 2007 was principally the result of the income tax benefits from discrete tax items, in particular the release of unrecognized tax benefits including interest and penalties that were no longer required as a result of a change in tax law during that

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

quarter in a foreign jurisdiction in which we do business. Without regard to discrete tax items, in both years, our effective tax rates were less than the combined federal and state statutory rate of approximately 40% principally because we earn a significant portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rate. We expect that our consolidated effective tax rate in fiscal 2009 will continue to be less than the combined federal and state statutory rates. The extent to which our effective tax rate in fiscal 2009 is less than the combined federal and state statutory rates is principally contingent upon the proportion and geographic mix of our total pre-tax income.

Minority Interest

Minority interest for the three months ended July 31, 2008 and 2007 was $(105,000) and $21,000, respectively, which represents the 56.1% and 55.0% interest that we did not own in the net income (loss) of SOI.

Liquidity and Capital Resources

Our principal sources of liquidity at July 31, 2008 consisted of cash, cash equivalents and short-term investments of $279.4 million.

Liquidity

Our working capital remained unchanged at $413.7 million as of July 31, 2008 and April 30, 2008. The components of our working capital changed as follows: a $33.7 million increase in cash and cash equivalents primarily due to cash provided by operating activities and a $16.6 million increase in accounts receivable, net, resulting from an increase in product shipments late in the three months ended July 31, 2008. These increases in working capital were partially offset by: a $23.6 million decrease in short-term investments; a $15.8 million increase in accounts payable primarily resulting from the timing of the ERP implementation; a $5.0 million decrease in inventories; a $3.5 million increase in the current portion of long-term debt and a $3.0 million increase in deferred revenues, less cost of revenues.

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.6 million in available credit. All borrowings under the four lines of credit maintained by SOI bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities and at July 31, 2008, there were no borrowings outstanding under these facilities.

Cash Flows from Operating Activities

For the three months ended July 31, 2008, net cash provided by operating activities totaled approximately $13.7 million as compared to $19.8 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $6.2 million for the three months ended July 31, 2008, adjusted for non-cash charges of $6.9 million in stock-based compensation, $4.0 million in depreciation and amortization; $2.5 million in write-down of inventories, $1.7 million of gains in equity investments and a $6.8 million increase in accounts payable; a $4.0 million decrease in inventories; a $3.0 million increase in deferred income; a $0.7 million decrease in prepaid expenses and other current assets; and a $368,000 increase in income taxes payable. These increases were partially offset by: a $16.6 million increase in accounts receivable, net; a $1.2 million decrease in accrued expenses and other current liabilities; and a $485,000 decrease in deferred tax liabilities. The $16.6 million increase in accounts receivable, net, reflects the higher level of revenues during the three months ended July 31, 2008, combined with an increase in days of sales outstanding as of July 31, 2008 to 64 days from 56 days as of April 30, 2008. The $4.0 million decrease in inventories was a reflection of an improvement in annualized inventory turns to 4.7 as of July 31, 2008 from 4.3 as of April 30, 2008.

For the three months ended July 31, 2007, net cash provided by operating activities totaled approximately $19.8 million. The principal components of the current year amount were: net income of approximately $13.0 million for the three months ended July 31, 2007, adjusted for non-cash charges of $6.2 million in stock-based compensation; $4.7 million in write-down of inventories; $3.0 million in depreciation and amortization; $1.5 million of gains in equity investments; a $25.0 million increase in accounts payable; $4.3 million decrease in prepaid expenses and other current assets and a $0.6 million decrease in refundable and deferred income taxes. These increases were partially offset by: a $24.6 million increase in inventories; a $6.1 million increase in accounts receivable, net; a $1.5 million decrease in income taxes payable and a $0.9 million decrease in deferred tax liabilities. The $6.1 million increase in accounts receivable, net, reflects the higher level of revenues during the three months ended July 31, 2007, partially offset by a decrease in days of sales outstanding as of July 31, 2007 to 38 days from 49 days as of April 30, 2007. The

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

Cash Flows From Investing Activities

For the three months ended July 31, 2008, our cash provided by investing activities totaled $11.6 million as compared to approximately $27.0 million used in investing activities for the corresponding period in the prior year, due primarily to: $23.5 million in net sales of short-term investments, partially offset by $10.5 million in purchases of property, plant and equipment and $1.4 million in a long-term investment in ImPac. For the three months ended July 31, 2007, our cash used in investing activities totaled approximately $27.0 million, and was due to: $14.7 million in purchases of property, plant and equipment; $9.0 million in a long-term investment in WLCSP and $3.4 million in net purchases of short-term investments.

Cash Flows From Financing Activities

For the three months ended July 31, 2008, net cash provided by financing activities totaled approximately $8.3 million as compared to a use of $6.8 million during the corresponding period in the prior year. This change was primarily due to $6.0 million in proceeds from long-term borrowings and $2.7 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan. For the three months ended July 31, 2007, net cash used in financing activities totaled approximately $6.8 million. This cash used in financing activities was primarily due to $9.6 million in repurchases of shares of our common stock under the open-market program in the three months ended July 31, 2007 partially offset by $2.9 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan.

Capital Commitments and Resources

Over the next two years, we expect to invest a total of approximately $33.6 million in our wholly-owned subsidiary in Shanghai,  OmniVision Technologies (Shanghai) Co. Ltd., or OTC, of which we have already contributed $12.0 million. The funding requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a concomitant commitment to spend approximately $33.6 million to develop the land. See Note 16 – “Commitments and Contingencies” to our condensed consolidated financial statements. We expect to fund our capital commitments to OTC from our available working capital.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of July 31, 2008, we had cumulatively repurchased 5,093,500 shares of our common stock under the open-market program for an aggregate cost of approximately $86.2 million. See Note 14 – “Treasury Stock” to our condensed consolidated financial statements.

We are obligated to pay an additional $10.0 million in cash upon the sale, prior to the end of April 2009, of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our condensed consolidated balance sheets at July 31, 2008 and April 30, 2008.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $50 million over approximately the next twelve months will consist primarily of funding capital investments at OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, and OTC.

We are now required to disclose our unrecognized tax benefits as commitments in accordance with FIN 48. The non-current portion of our unrecognized tax benefits at July 31, 2008 was $78.7 million, of which the timing of the resolution is uncertain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			Less than			More than
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$15,782		$6,934	$6,254	$2,594	$—
Capital leases	95		95	—	—	—
Mortgage obligation	39,045	(1)	4,040	8,716	6,155	20,134
Noncancelable orders	55,551		55,551	—	—	—
Total contractual obligations	110,473		66,620	14,970	8,749	20,134

Other Commercial Commitments:
OTC	21,631	(2)	15,142	6,489	—	—
Total commercial commitments	21,631		15,142	6,489	—	—
Total contractual obligations and commercial commitments	$132,104		$81,762	$21,459	$8,749	$20,134

(1)

In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. See Note 8 –“Borrowing Arrangements” to our condensed consolidated financial statements.

(2)

Over the next two years, we expect to invest a total of approximately $33.6 million in our subsidiary, OTC, of which we have already invested $12.0 million. OTC will use the funds to develop land and construct facilities for its use. See Note 16 – “Commitments and Contingencies” to our condensed consolidated financial statements.

As of July 31, 2008, the long-term income taxes payable under FIN 48 was $78.7 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of July 31, 2008 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) became effective for the Company in its fiscal 2009. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued Financial Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for the Company from its fiscal 2009 to 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective May 1, 2008, we adopted SFAS No. 157, as it

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

applies to our financial assets and liabilities. The adoption of the provision of SFAS No. 157 did not have any material effect on our financial condition, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, a company may elect to measure at fair value various eligible items that are not currently required to be so measured. Eligible items include, but are not limited to, accounts receivable, available-for-sale securities, equity method investments, accounts payable and firm commitments. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of our fiscal 2009. Currently, we have not elected to adopt the fair value option, under SFAS No. 159, for any of our eligible items.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,”  or SFAS No. 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact SFAS No. 162 will have on our consolidated financial statements.

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

As of July 31, 2008, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited and OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC, and in Taiwan,  Taiwan OmniVision Technologies Co., Ltd. and Taiwan OmniVision International Technologies Co., Ltd. is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2008 and 2007 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities and in variable rate demand notes, which have a final maturity date of up to thirty-nine years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of July 31, 2008, we did not hold any auction rate securities or variable rate demand notes.

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

During fiscal 2007, we financed the purchase of a four-building complex in Santa Clara, California with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.27%. In both March and July 2008, we drew down $6.0 million under a term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.26%. In July 2008, in connection with the Term Loan we entered into a second interest rate swap with the bank to effectively convert the variable interest rate described above to a fixed rate. This second swap is for a period of four years. We are the fixed rate payer and the rate is fixed at 4.3% per annum and the effective rate on the Term Loan is fixed at approximately 5.5%.Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of Other income (expense), net, a hypothetical 10% change in LIBOR would not have a material effect on our annual interest expense.

ITEM 4.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.

During the three months ended July 31, 2008, we substantially completed the implementation of the first phase of a new enterprise resource planning system, or ERP, based on a suite of application software developed by Oracle Corporation. As part of the implementation, we migrated our legacy financial and supply chain management systems to the new platform. The implementation of the ERP system represents a material change in our internal controls over financial reporting in our first quarter of fiscal 2009. Post-implementation reviews are being conducted by management to ensure that internal controls surrounding the system implementation process, key applications, and the financial close process were properly designed and are operating effectively to prevent material financial statement errors. There have been no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including us that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving OmniVision is not one of the six test cases). Because class certification was a condition of the settlement, it is unlikely that the current settlement will receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court largely denied the test case defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

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

On February 21, 2008, we filed a lawsuit against Qualcomm Incorporated in the United States District Court for the Northern District of California, or the Northern District Action, alleging claims of trademark infringement arising from Qualcomm’s use of, and attempt to register, the mark OMNIVISION for a computer hardware system and related services. We seek an injunction and unspecified damages. We had previously filed opposition proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark office against Qualcomm’s applications to register the OMNIVISION mark, and we successfully moved to suspend those proceedings based upon the new parallel federal litigation. Qualcomm has filed its Answer denying the allegations of infringement. Trial is currently set for November 30, 2009.

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

The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2008 Annual Report on Form 10-K filed with the SEC on June 30, 2008. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image sensor manufacturers such as Hynix, Kodak, Micron, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Kodak, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, MagnaChip, PixArt, Pixelplus, Pixim, SETi and SiliconFile. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our average selling prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Reductions in our average selling prices have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our average selling prices will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. We have increased and intend to continue to increase our research, development and related expenses to continue the development of new image sensor products in fiscal years 2009 and 2010 that can be sold at higher selling prices and/or manufactured at lower cost. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for mobile phones account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.

Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 70% of our revenues in fiscal 2008 and 65% in the three months ended July 31, 2008, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2009 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for mobile phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. If our sales to the mobile phone market do not increase and/or the mobile phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

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

In addition, if competition for color filter processing, packaging, capacity or other back-end services increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. These factors may cause unforeseen product shortages or may increase our costs of manufacturing, assembling or testing of our products, which would adversely affect our operating results.

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

In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. For example, we believe that the decline in revenues that we experienced in the fourth quarters of fiscal 2007 and 2008 is partly attributable to the fact that in 2007 and 2008 Chinese New Year occurred in mid-February, and manufacturing did not resume in full for several weeks.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the three months ended July 31, 2008, two OEM customers accounted for approximately 12.3% and 10.2% of our revenues, and one distributor customer accounted for approximately 22.2% of our revenues. In the three months ended July 31, 2007, one OEM customer accounted for approximately 18.1% of our revenues, and one distributor customer accounted for approximately 22.9% of our revenues. In addition, in fiscal 2008, approximately 55.0% of our revenues came from sales to our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets or long-term investments become impaired.

Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill, amortizable intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2008, our net goodwill and amortizable intangible assets totaled approximately $19.8 million and our long term investments totaled approximately $87.1 million.

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

We are subject to corporate governance laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, that impose certain requirements on us and on our officers, directors, attorneys and independent registered public accounting firm. In order to comply with these rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.

We hold a significant amount of marketable securities which are subject to general market risks over which we have no control.

As of July 31, 2008, we held cash and cash equivalents totaling $251.0 million, and short-term investments totaling $28.4 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. Recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. To date, we have not realized any losses as a result of these disruptions, but a future requirement to liquidate a portion of our portfolio at short notice could result in losses of principal.

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

•                  increases in the value of the Chinese Yuan, or CNY;

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

In October 2003, we entered into an agreement with TSMC to form VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services. In August 2005 and again in January 2007, we entered into amendments to the agreement with TSMC to expand the scope of VisEra’s activities and provide additional funding for the expansion of VisEra.

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2008 and the three months ended July 31, 2008. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

We recently substantially completed the implementation of the first phase of a new enterprise resource planning system, a process which presents a number of significant operational risks.

As our business grows and becomes more complex, it is necessary that we expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business. During the three months ended July 31, 2008, we substantially completed the implementation of the first phase of a new ERP based on a suite of application software developed by Oracle Corporation. We will continue to make further enhancements and upgrades to the ERP, as necessary. Significant management attention and resources have been used and extensive planning has occurred to support effective implementation of the new ERP system, however, such implementation carries certain risks, including the risk of significant design errors that could materially and adversely affect our operating results and impact our ability to manage our business. We also made certain changes to our internal control over financial reporting, which we believe are material. As a result, there is a risk that deficiencies may exist in the future and that they could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting.

Our operations may be impaired as a result of disasters, business interruptions or similar events.

Disasters and business interruptions such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees’ and customers’ health could materially and adversely affect our operating results and financial condition. In particular, our Asian operations and most of our third party service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within or close to that geographic area, such as the recent earthquake and flooding that occurred in China, could be extremely disruptive to our business and could materially and adversely affect our operating results and financial condition. We  have recently developed and are currently implementing a disaster recovery plan.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through July 31, 2008, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on August 31, 2008 was $11.68 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the first quarter of fiscal 2009.

ITEM 6.   EXHIBITS

Exhibit Number

Description

10.33(1)	Consulting Agreement between OmniVision Technologies, Inc. and Peter V. Leigh effective September 30, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: September 9, 2008

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: September 9, 2008

	By:	/s/ PETER V. LEIGH
Peter V. Leigh
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number

Description

10.33(1)	Consulting Agreement between OmniVision Technologies, Inc. and Peter V. Leigh effective September 30, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008.