Form 10-Q
period 2008-10-31
OMNIVISION TECHNOLOGIES INC
filed 2008-12-10
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

At December 1, 2008, 50,034,761 shares of common stock of the registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 31, 2008	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$238,928	$217,340
Short-term investments	43,771	51,993
Accounts receivable, net of allowances for doubtful accounts and sales returns	100,441	105,338
Inventories	127,014	115,127
Deferred income taxes	3,100	2,823
Prepaid expenses and other current assets	10,243	7,430
Total current assets	523,497	500,051
Property, plant and equipment, net	113,127	92,451
Long-term investments	87,903	85,419
Goodwill	—	7,541
Intangibles, net	10,662	13,928
Other long-term assets	20,876	18,956
Total assets	$756,065	$718,346

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,924	$57,760
Accrued expenses and other current liabilities	17,963	17,069
Income taxes payable	1,454	2,637
Deferred revenues, less cost of revenues	12,682	8,238
Current portion of long-term debt	3,640	651
Total current liabilities	119,663	86,355
Long-term liabilities:
Long-term income taxes payable	78,030	78,031
Non-current portion of long-term debt	34,644	32,830
Other long-term liabilities	6,151	6,955
Total long-term liabilities	118,825	117,816
Total liabilities	238,488	204,171

Commitments and contingencies (Note 16)

Minority interest	3,852	4,444

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 62,245 shares issued and 49,704 outstanding at October 31, 2008 and 62,010 shares issued and 51,046 outstanding at April 30, 2008, respectively	62	62
Additional paid-in capital	389,612	373,024
Accumulated other comprehensive income	962	1,561
Treasury stock, 12,541 and 10,964 at October 31, 2008 and April 30, 2008, respectively	(178,683)	(165,768)
Retained earnings	301,772	300,852
Total stockholders’ equity	513,725	509,731
Total liabilities, minority interest and stockholders’ equity	$756,065	$718,346

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Revenues	$163,935	$232,622	$338,214	$405,756
Cost of revenues	123,018	173,998	253,404	306,524
Gross profit	40,917	58,624	84,810	99,232

Operating expenses:
Research, development and related	23,199	20,178	43,499	37,604
Selling, general and administrative	16,890	15,787	34,272	30,952
Goodwill impairment	7,541	—	7,541	—
Total operating expenses	47,630	35,965	85,312	68,556

Income (loss) from operations	(6,713)	22,659	(502)	30,676
Interest income, net	478	3,325	1,754	6,686
Other expense, net	(854)	(338)	(805)	(78)
Income (loss) before income taxes and minority interest	(7,089)	25,646	447	37,284

Provision for (benefit from) income taxes	(1,494)	5,151	(81)	3,791
Minority interest	(287)	(15)	(392)	6
Net income (loss)	$(5,308)	$20,510	$920	$33,487

Net income (loss) per share:
Basic	$(0.10)	$0.37	$0.02	$0.61
Diluted	$(0.10)	$0.36	$0.02	$0.60

Shares used in computing net income (loss) per share:
Basic	50,754	54,985	51,006	54,868
Diluted	50,754	56,449	51,591	55,503

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income	$920	$33,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,245	6,337
Change in fair value of interest rate swap	165	169
Stock-based compensation	13,851	13,986
Minority interest in net income (loss) of consolidated affiliates	(392)	6
Gain on equity investments, net	(1,198)	(4,072)
Affiliate stock grants	—	56
Write-down of inventories	11,641	12,422
Loss on disposal of property, plant and equipment	505	—
Goodwill impairment	7,541	—
Changes in assets and liabilities:
Accounts receivable, net	4,872	(22,046)
Inventories	(21,887)	(27,659)
Deferred income taxes	(2,582)	(314)
Prepaid expenses and other assets	(2,288)	1,700
Accounts payable	21,253	22,922
Accrued expenses and other current liabilities	(1,768)	3,821
Income taxes payable	(1,194)	4,690
Deferred revenues, less cost of revenues	4,455	(2,176)
Deferred tax liabilities	(994)	(1,344)
Net cash provided by operating activities	42,145	41,985
Cash flows from investing activities:
Purchases of short-term investments	(45,393)	(65,241)
Proceeds from sales or maturities of short-term investments	53,186	63,961
Purchases of property, plant and equipment, net of sales	(21,289)	(16,566)
Purchases of long-term investments	(1,376)	(9,000)
Net cash used in investing activities	(14,872)	(26,846)
Cash flows from financing activities:
Proceeds from long-term borrowings	6,000	—
Repayment of long-term borrowings	(1,196)	(283)
Cash contribution by minority shareholder	—	49
Affiliate cash dividend paid to minority shareholder	(201)	(226)
Proceeds from exercise of stock options and employee stock purchase plan	2,737	11,607
Payments for repurchases of common stock	(12,915)	(9,616)
Net cash provided by (used in) financing activities	(5,575)	1,531
Effect of exchange rate changes on cash and cash equivalents	(110)	58
Net increase in cash and cash equivalents	21,588	16,728
Cash and cash equivalents at beginning of period	217,340	190,878
Cash and cash equivalents at end of period	$238,928	$207,606
Supplemental cash flow information:
Taxes paid	$4,607	$2,031
Interest paid	$714	$9
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$5,820	$8,597
Affiliate shares issued to affiliate employees	$—	$295
Capitalized interest	$—	$140
Impact of initial adoption of FIN 48 on retained earnings	$—	$4,307

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2008 and April 30, 2008 and for the three and six months ended October 31, 2008 and 2007 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2008 come from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008 (the “Form 10-K”).

The results of operations for the three and six months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2009 or any other future period.

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

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. For subsidiaries or consolidated affiliates with a functional currency other than the U.S. dollar, the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. Remeasurement gains and losses which are included in “Other expense, net,” have not been material in any of the periods presented.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of commercial paper, government bonds, certificates of deposit and money market funds. (See Note 10.)

The Company maintains the majority of its cash and cash equivalent balances with major financial institutions in the United States. These balances are subject to a concentration of credit risk and only a small proportion of these balances are covered by Federal Deposit Insurance Corporation (“FDIC”) insurance.

The Company places its cash investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines, and reviews its investments regularly to identify and evaluate investments for risk of possible impairment. Factors the Company considers in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market.

The Company records an allowance to reduce the carrying value of inventories to their net realizable value when the Company believes that the net realizable value is less than cost. The Company also records an allowance for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months. Where necessary, these allowances take into account the inventories owned and not yet sold by certain of the Company’s distributors. The recording of these allowances establishes a new and lower cost basis for each specifically identified inventory item, and the Company does not restore the cost basis to its original level regardless of any subsequent changes in facts or circumstances.

Goodwill

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit (the Company has one reporting unit) to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded. For the three and six months ended October 31, 2008, the Company recorded a goodwill impairment charge of $7.5 million. The Company did not record a goodwill impairment charge in the three and six months ended October 31, 2007. (See Note 7.)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss for the three months ended October 31, 2008 was $5.8 million and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the six months ended October 31, 2008 was $321,000 and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the three months ended October 31, 2007 was $20.7 million and included net income, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the six months ended October 31, 2007 was $29.5 million and included net

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

income, the impact of the initial adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”)  on retained earnings, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which became effective for the Company in its fiscal 2009. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued Financial Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for the Company from its fiscal 2009 to 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective May 1, 2008, the Company adopted SFAS No. 157, as it applies to the Company’s financial assets and liabilities. The adoption of the provision of SFAS No. 157 did not have any material effect on the Company’s financial condition, results of operations or cash flows. In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 provides

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS No. 157-3 is effective upon issuance. The adoption of the provision of FSP SFAS No. 157-3 did not have any material effect on the Company’s financial condition, results of operations or cash flows. (See Note 10.)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. It requires qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about fair value amounts of gains and losses on derivative instruments. The provisions of SFAS No. 161 are effective for fiscal years beginning on or after November 15, 2008. In September 2008, FASB issued FSP SFAS No. 133-1 and FASB Interpretation No. (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. FIN 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS No. 133-1 and FIN 45-4”). FSP SFAS No. 133-1 and FIN 45-4 clarifies that the effective date of SFAS No. 161 is applicable to any reporting period beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fourth quarter of fiscal 2009. The Company is currently evaluating the impact SFAS No. 161 may have on its financial position, results of operations and cash flows.

FSP SFAS No. 133-1 and FIN 45-4 also amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require enhanced disclosures about credit derivatives and guarantees, and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The provisions of FSP SFAS No. 133-1 and FIN 45-4 that amended SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008.  The Company does not expect the adoption of FSP SFAS No. 133-1 and FIN 45-1 in its fourth quarter of fiscal 2009 to have any material effect on its financial condition, results of operations or cash flows.

Note 3 — Short-Term Investments

Available-for-sale securities at October 31, 2008 and April 30, 2008 were as follows (in thousands):

	As of October 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,414	$—	$—	$4,414
U.S. government debt securities with maturities less than one year	34,231	90	—	34,321
U.S. government debt securities with maturities over one year	5,034	2	—	5,036
Commercial paper and bond funds	—	—	—	—
	$43,679	$92	$—	$43,771
Contractual maturity dates, less than one year				$38,735
Contractual maturity dates, one year to two years				5,036
				$43,771

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

	As of April 30, 2008
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
				$51,993

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

Note 4 — Balance Sheet Accounts (in thousands)

	October 31, 2008	April 30, 2008
Cash and cash equivalents:
Cash	$142,118	$23,453
Money market funds and certificates of deposit	96,810	193,887
	$238,928	$217,340
Accounts receivable, net:
Accounts receivable	$104,955	$109,452
Less: Allowance for doubtful accounts	(985)	(1,080)
Allowance for sales returns	(3,529)	(3,034)
	$100,441	$105,338
Inventories:
Work in progress	$60,498	$52,614
Finished goods	66,516	62,513
	$127,014	$115,127
Prepaid expenses and other current assets:
Prepaid expenses	$7,931	$5,091
Deposits and other	2,170	1,604
Interest receivable	142	735
	$10,243	$7,430
Property, plant and equipment, net:
Land (1)	$13,000	$13,000
Buildings and land use right (1)	39,205	26,135
Buildings/leasehold improvements	17,108	5,745
Machinery and equipment	47,361	39,913
Furniture and fixtures	4,829	794
Software	6,075	2,780
Construction in progress	11,045	25,977
	138,623	114,344
Less: Accumulated depreciation and amortization	(25,496)	(21,893)
	$113,127	$92,451
Other long-term assets:
Deferred income tax assets – non-current	$15,583	$13,058
Prepaid wafer credits	3,460	4,000
Long-term employee loan receivable	1,000	1,000
Other long-term assets	833	898
	$20,876	$18,956
Accrued expenses and other current liabilities:
Employee compensation	$6,510	$6,726
Third party commissions	1,933	1,970
Professional services	2,513	2,523
Noncancelable purchase commitments	2,196	283
Pricing adjustments	2,619	3,416
Deferred income tax liabilities – current	75	38
Other	2,117	2,113
	$17,963	$17,069
Other long-term liabilities:
Deferred income tax liabilities – non-current	$3,757	$4,726
Other	2,394	2,229
	$6,151	$6,955

(1)         Prior year balances have been reclassified to conform to current year presentations. These reclassifications had no impact on the previously reported asset balances, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of October 31, 2008 and April 30, 2008 consisted of the following (in thousands):

	October 31, 2008	April 30, 2008
VisEra	$69,793	$68,593
WLCSP	10,705	10,293
XinTec	4,692	4,661
ImPac	2,713	1,872
Total	$87,903	$85,419

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

In January 2006, in accordance with the Amended VisEra Agreement, VisEra purchased color filter processing equipment and related assets from TSMC for an aggregate price equivalent to $16.9 million. In connection with the purchase, VisEra entered into a three-year lease agreement with TSMC. Under this agreement, VisEra leased from TSMC approximately 14,000 square feet of factory and office space where the assets were located at an annual cost of approximately $2.4 million. VisEra vacated the facility in July 2008.

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

On January 1, 2007, the Company assumed responsibility for logistics management services previously provided to the Company by VisEra. As a consequence of the change, the Company concluded that, as of the date of the change, it would lose its status as the primary beneficiary of the joint venture, VisEra would cease to be VIE as defined under

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

Financial Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”) and, as a result, the Company deconsolidated VisEra. Accordingly, beginning on January 1, 2007, the Company has accounted for its investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on the Company’s reported revenue or reported net income for the fiscal year ended April 30, 2007. In April 2007, pursuant to a January 2007 amendment to the Amended VisEra Agreement that provided for an increase in VisEra’s manufacturing capacity, the Company and TSMC each made an additional investment of $27.0 million in VisEra. This additional investment was part of an ongoing capacity expansion program at VisEra. The Company’s contribution to VisEra and VisEra Cayman thus totaled $51.6 million, effectively meeting its commitment under the terms of the January 2007 amendment to the Amended VisEra Agreement, in which the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture. The Company has not made any subsequent contributions into VisEra.

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

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), the Company will not amortize. This amount is recorded as a portion of the Company’s investment in WLCSP. The Company will amortize the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years.

The Company accounts for its investment in WLCSP under the equity method. For the three and six months ended October 31, 2008, the Company recorded equity income of $405,000 and $412,000, respectively, in “Other expense, net,” consisting of its portion of the net income recorded by WLCSP during the periods, partially offset by equity method investment adjustments. For the three and six months ended October 31, 2007, the Company recorded equity income of $0.5 million and $169,000, respectively, in “Other expense, net,” consisting of its portion of the net income recorded by WLCSP during the periods, partially offset by an equity method investment adjustment. (See Note 17.)

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

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

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

ImPac Technology Co., Ltd.

In 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. In July 2008, the Company purchased additional shares in ImPac for $1.4 million. This increased the Company’s ownership in ImPac to 25.7%. The Company’s purchases from ImPac are at arm’s length, and the Company accounts for this investment using the equity method. The Company recorded an equity loss of $140,000 and $0.5 million, respectively, in “Other expense, net,” as its portion of ImPac’s net loss for the three and six months ended October 31, 2008.  The Company recorded an equity loss of $97,000 and $206,000, respectively, in “Other expense, net,” as its portion of ImPac’s net loss for the three and six months ended October 31, 2007.

The following table presents the summary combined financial information of ImPac, VisEra and WLCSP, as derived from their financial statements for the three and six months ended October 31, 2008 and 2007 and prepared under accounting principles generally accepted in the United States of America (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Operating data:
Revenues	$31,658	$35,317	$57,994	$77,129
Gross profit	6,986	12,202	13,086	19,483
Income from operations	3,590	7,700	6,374	12,035
Net income	$1,349	$6,415	$2,579	$8,070

The amount of consolidated retained earnings that represent undistributed earnings of the investees accounted for by the equity method totaled $15.4 million and $14.8 million at October 31, 2008 and April 30, 2008, respectively.

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

In April 2007, SOI became listed on the Taiwan GreTai Securities Market, (“TGSM”). The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding. From time to time, SOI also issues shares to its employees as a bonus, which dilutes the Company’s ownership percentage. The Company’s ownership percentage in SOI was 43.9% as of both October 31, 2008 and April 30, 2008.

During the six months ended October 31, 2008, SOI paid a cash dividend of approximately $359,000, of which the Company received $158,000. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

Note 7 — Goodwill and Intangible Assets

During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in the Company’s market capitalization and the current global economic downturn, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).  As a result, the Company performed interim impairment tests on goodwill and certain other long-lived tangible and intangible assets as of October 31, 2008.

Goodwill

Under the two-step process as mandated by SFAS No. 142, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s fair value to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill, and the fair value of the reporting unit. Because the Company has only one reporting unit under SFAS No. 142, the Company utilized an enterprise wide approach to assess goodwill for impairment. The Company first concluded that its market capitalization was significantly lower than its net book value as of October 31, 2008, indicating potential goodwill impairment. The Company then determined the fair value of the enterprise by using the present value technique, based in part, upon an independent valuation. The fair value of the enterprise was reconciled to the Company’s overall market capitalization as of October 31, 2008. By comparing the fair value to net assets other than goodwill, the Company recorded a goodwill impairment charge of $7.5 million, which was included in “Goodwill impairment” for the three and six months ended October 31, 2008.

The change to the carrying value of the Company’s goodwill from May 1, 2008 through October 31, 2008 is reflected below:

Goodwill
Balance at May 1, 2008	$7,541
Goodwill impairment	(7,541)
Balance at October 31, 2008	$—

Intangible Assets

The Company also tested its long-lived assets, including its intangible assets, for potential impairment. Under SFAS No. 144, potential impairment assessments are preceded by recoverability tests where undiscounted expected future cash flows would be compared to carrying amounts of asset groups. If the carrying amount is less than the undiscounted expected future cash flows, the Company will not recognize any asset impairment loss. Based on the recoverability analysis, the Company determined that the undiscounted expected future cash flows as generated by the Company’s primary asset group, which is its supply chain assets, exceeded the asset carrying values. Consequently, the Company did not record any impairment of its intangible assets or its other long-lived assets. Intangible assets as of October 31, 2008 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$12,460	$5,340
Patents and licenses	13,487	8,585	4,902
Trademarks and tradenames	1,400	980	420
Customer relationships	100	100	—
Intangible assets, net	$32,787	$22,125	$10,662

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

Intangible assets as of April 30, 2008 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$10,680	$7,120
Patents and licenses	13,487	7,239	6,248
Trademarks and tradenames	1,400	840	560
Customer relationships	100	100	—
Intangible assets, net	$32,787	$18,859	$13,928

For the three and six months ended October 31, 2008, the Company amortized $1.6 million and $3.3 million, respectively, of its intangible assets. For the three and six months ended October 31, 2007, the Company amortized $1.6 million and $3.3 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2009	$3,266
2010	6,386
2011	973
2012	37
Total	$10,662

Note 8 — Borrowing Arrangements

The following table shows the Company’s debt and capital lease obligations (in thousands):

	October 31, 2008	April 30, 2008

Mortgage loan	$26,728	$27,347
Term loan	11,500	6,000
Capital lease obligations	56	134
	38,284	33,481
Less: amount due within one year	(3,640)	(651)
Non-current portion of long-term debt	$34,644	$32,830

At October 31, 2008, aggregate debt maturities were as follows: (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Capital Lease	Total
2009	$1,807	$56	$1,863
2010	3,554	—	3,554
2011	3,554	—	3,554
2012	3,554	—	3,554
2013	1,554	—	1,554
Thereafter	24,205	—	24,205
Total	$38,228	$56	$38,284

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

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) rate plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively.

Interest rates under the Mortgage Loan were 4.6% and 3.6% at October 31, 2008 and April 30, 2008, respectively. Interest rates under the Term Loan were 5.0% and 4.0% at October 31, 2008 and April 30, 2008, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of October 31, 2008.

In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to effectively convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.3% per annum and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. In July 2008, in connection with the Term Loan, the Company entered into a second interest rate swap with the bank to effectively convert the variable interest rate described above to a fixed rate. This second swap is for a period of four years. The Company is the fixed rate payer and the rate is fixed at 4.3% per annum and the effective rate on the Term Loan is fixed at approximately 5.5%. The Company remeasures both swaps at fair values at each balance sheet date and records them as either assets or liabilities, depending on whether the fair value represents net gains or net losses. As of October 31, 2008 and April 30, 2008, the Company recorded $2.4 million and $2.2 million, respectively, in “Other long-term liabilities.” For the three and six months ended October 31, 2008, the Company recorded expense of $0.6 million and $165,000, respectively, in “Other expense, net.” For the three and six months ended October 31, 2007, the Company recorded expense of $0.8 million and $169,000, respectively, in “Other expense, net.”

Lines of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At October 31, 2008 and April 30, 2008, there were no borrowings outstanding under these facilities.

Capital Lease Obligations

In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through May 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of October 31, 2008, $56,000 was outstanding under the capital lease and was classified as a short-term obligation. As of April 30, 2008, $134,000 was outstanding under the capital lease and $133,000 was classified as a short-term obligation.

Note 9 — Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options, restricted stock units and employee stock purchase plan shares. For the three months ended October 31, 2008, the Company excluded all options and restricted stock units outstanding as the Company recorded a net loss of $5.3 million. For the six months ended October 31, 2008, 12,261,000 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive. For the three and six months ended October 31, 2007, 4,711,000 and 5,382,000 shares,

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive. All restricted stock units outstanding as of October 31, 2008 were included in the treasury stock method calculation.

The Company’s earnings per share were calculated under the provisions of the SFAS No. 128, “Earnings Per Share,” (“SFAS No. 128”). SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. Through October 31, 2008, SOI issued options to various of its employees exercisable for 2,700,000 shares of its common stock. In the calculation of its earnings per share for the three and six months ended October 31, 2008 and 2007, the Company included the effect of SOI’s options in its consolidated earnings per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Basic:
Numerator:
Net income (loss)	$(5,308)	$20,510	$920	$33,487

Denominator:
Weighted average common shares for net income (loss) per share	50,754	54,985	51,006	54,868

Basic net income (loss) per share	$(0.10)	$0.37	$0.02	$0.61

Diluted:
Numerator:
Net income (loss)	$(5,308)	$20,510	$920	$33,487

Denominator:
Denominator for basic net income (loss) per share	50,754	54,985	51,006	54,868
Weighted average effect of dilutive securities:
Stock options, restricted stock units, and employee stock purchase plan shares	—	1,464	585	635
Weighted average common shares for diluted net income (loss) per share	50,754	56,449	51,591	55,503

Diluted net income (loss) per share	$(0.10)	$0.36	$0.02	$0.60

Note 10 — Fair Value Measurements

Effective May 1, 2008, the Company adopted the provisions of SFAS No. 157, as amended. The adoption of this standard was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of October 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$39,545	$39,545	$—	$—
Bank time deposits	14,311	—	14,311	—
Debit securities issued by U.S. government agencies	86,725	—	86,725	—
Total assets	$140,581	$39,545	$101,036	$—
Interest rate swaps	$(2,394)	$—	$(2,394)	$—
Total liabilities	$(2,394)	$—	$(2,394)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of October 31, 2008, (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$96,810	$39,545	$57,265	$—
Short-term investments	43,771	—	43,771	—
Total assets	$140,581	$39,545	$101,036	$—
Interest rate swaps	$(2,394)	$—	$(2,394)	$—
Total liabilities	$(2,394)	$—	$(2,394)	$—

Note 11 — Segment and Geographic Information

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three and six months ended October 31, 2008 and 2007, respectively:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
OEMs and VARs	60.0%	68.5%	59.1%	66.8%
Distributors	40.0	31.5	40.9	33.2
Total	100.0%	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
China	$129,074	$199,598	$257,100	352,507
Malaysia	12,123	8,833	30,657	12,790
Taiwan	11,177	19,507	25,515	30,603
United States	7,027	2,496	17,271	3,888
All other	4,534	2,188	7,671	5,968
Total	$163,935	$232,622	$338,214	$405,756

The Company’s long-lived assets, including its equity method investments, are located in the following countries (in thousands):

	October 31, 2008	April 30, 2008
Taiwan	$91,759	$83,829
United States	67,436	56,899
China	45,720	41,550
All other	408	489
Total	$205,323	$182,767

Note 12 — Employee Stock Purchase, Equity Incentive and Stock Option Plans

2007 Equity Incentive Plan

In September 2007, on the recommendation of the Company’s board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company’s common stock on the date of grant. Through October 31, 2008, the Company had granted stock options for approximately 594,000 shares and 511,000 restricted stock units to employees under the 2007 Plan. In general, the Company’s stock option awards have a maximum contractual term of ten years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. In July 2008, the Company also granted approximately 196,000 performance shares to certain employees. These 196,000 shares represent the “target” number of shares of common stock that will be issued if certain performance goals are achieved. The actual number of shares to be issued will be determined at the end of a one-year performance period, and can range from 0% to 175% of the target number, depending on the degree of achievement then of the performance goals. After determining the final share count, the awards will vest over two years.

In November 2007, the Company’s board of directors approved the termination of the Company’s 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

The Company’s equity incentive and stock-based compensation plans as of October 31, 2008 are summarized as follows (in thousands):

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Restricted Stock Units Outstanding	Performance Shares Outstanding(1)
1995 Stock Plan	—	—	38	—	—
2000 Stock Plan	—	—	13,048	—	—
2000 Director Option Plan	—	—	287	—	—
2007 Plan	6,000	4,036	566	503	196
Total	6,000	4,036	13,939	503	196

(1)    Represents targeted issuance. The actual number of shares of common stock that will be issued in connection with the performance shares will be determined at the end of a one-year performance period.

Stock-Based Compensation Award Activity

The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the six months ended October 31, 2008:

		Options Outstanding		Restricted Stock Units Outstanding	Performance Shares Outstanding	Restricted Stock units and Performance Shares
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
Balance at May 1, 2008		13,807	$18.18	—	—	$—
Shares available for grant at May 1, 2008	5,846
Stock options granted	(436)	436	12.79
Stock options exercised	—	(58)	5.19
Stock options expired or forfeited	24	(246)	18.98
Restricted stock units granted (1)	(1,022)			511		11.91
Restricted stock units expired or forfeited (1)	15			(8)		11.95
Performance shares granted (1) (2)	(391)				196	11.95
Balance at October 31, 2008	4,036	13,939	18.05	503	196	11.95
Exercisable at October 31, 2008		9,679	18.01
Vested and expected to vest at October 31, 2008		13,483	$18.08	392	145	$11.95

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

The total intrinsic value of options exercised during the three and six months ended October 31, 2008 was $78,000 and $486,000, respectively. Total cash received from employees as a result of employee stock option exercises during the three and six months ended October 31, 2008 was approximately $58,000 and $300,000, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

As of October 31, 2008, net of forfeitures, there was $33.7 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.1 years. As of October 31, 2008, net of forfeitures, there was $4.7 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.7 years. For the Company’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), as of October 31, 2008, there was $2.6 million of unrecognized compensation expense which the Company expects to recognize over a weighted average period of 1.1 years. As of April 30, 2008, net of forfeitures, there was $43.0 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.3 years. For the 2000 Purchase Plan, as of April 30, 2008, there was $1.2 million of unrecognized compensation cost which the Company expected to be recognized over a weighted average period of 0.9 years. The Company’s current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

Valuation Assumptions

SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) requires companies to estimate the fair value of stock-based compensation awards on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statements of Operations.

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

The fair value for these options was estimated using the Black-Scholes option pricing model. The Company did not grant any employee options in the three months ended October 31, 2008. The per share weighted average estimated grant date fair value for employee options granted was $5.27 in the six months ended October 31, 2008, respectively. The per share weighted average estimated grant date fair value for employee options granted was $8.98 and $7.01 in the three and six months ended October 31, 2007, respectively. The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three and six months ended October 31, 2008 and 2007:

	Employee Stock Option Plans
	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Risk-free interest rate	—%	4.20%	3.11%	4.78%
Expected term of options (in years)	—	4.0	4.0	4.0
Expected volatility	—%	55.0%	48.2%	52.3%
Expected dividend yield	—%	0%	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2008 was $5.97 and $5.77, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2007 was $5.57 and $5.61, respectively.

Omnivision Technologies, Inc.

Notes to condensed consolidated financial statements — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Risk-free interest rate	2.21%	5.07%	3.90%	5.0%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	49.2%	41.0%	42.8%	48.3%
Expected dividend yield	0%	0%	0%	0%

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

Note 13 — Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the six months ended October 31, 2008 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2008	$373,024
Exercise of stock options	300
Employee stock purchase plan	2,437
Employee stock-based compensation	13,851
Balance at October 31, 2008	$389,612

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

In February 2007, the Company’s board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as it deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of October 31, 2008, the Company had cumulatively repurchased 6,671,000 shares of its common stock under the open-market program for an aggregate cost of approximately $99.1 million.

Omnivision Technologies, Inc.

Notes to condensed consolidated financial statements — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

Note 15 — Income Taxes

The benefit from income taxes recorded for the three months ended October 31, 2008 was calculated based on the actual effective tax rate for the six months ended October 31, 2008. The Company recorded a benefit from income taxes of $1.5 million for the three months ended October 31, 2008 and a provision for income taxes of $5.2 million for the three months ended October 31, 2007, resulting in effective tax rates of 21.1% and 20.1% for the respective periods.

During the three months ended October 31, 2008, the Emergency Economic Stabilization Act of 2008 reinstated the U.S. federal research and development (“R&D”) tax credit, retroactive to January 1, 2008. As a result, the Company’s benefit from income taxes for the three months ended October 31, 2008 reflected a $0.6 million tax benefit related to fiscal 2008 R&D expenses. The Company’s benefit from income taxes for the three months ended October 31, 2008 also reflected the unfavorable impact of the $7.5 million goodwill impairment charge discussed in Notes 7, partially offset by the favorable impact of foreign exchange gains related to the Company’s unrecognized tax benefits and the benefit from the fiscal 2009 U.S. federal R&D tax credit.

During the three months ended October 31, 2008, the Company accrued an additional $0.6 million of interest related to the Company’s unrecognized tax benefits determined in accordance with FIN 48.

Note 16 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”) which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $33.7 million to develop the land and construct facilities, which amount includes the Purchase Price. As of October 31, 2008, the Company has already contributed $12.0 million of the $33.7 million total investment. Construction of the facilities on the land has commenced and according to the Purchase Agreement, construction must be completed by June 30, 2009, subject to an additional one-year extension under limited circumstances. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use OTC’s registered capital to partially fund its commitment to this project.

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology, Co. Ltd, a new subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. The Company is required to contribute $1.5 million by January 2009. The Company is required to contribute the remaining $8.5 million of a $10.0 million commitment by October 2010.

The Company has various commitments arising from the Amended VisEra Agreement, and the subsequent amendments to it. In particular, as of October 31, 2008, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through October 31, 2008, the Company has contributed $51.6 million to VisEra and VisEra Cayman and, as of October 31, 2008, the Company has effectively met its commitment under the terms of this agreement. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman. To the extent, if any that the value of assets contributed in the future exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Notes 5 and 17.)

Omnivision Technologies, Inc.

Notes to condensed consolidated financial statements — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including OmniVision, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The action involving OmniVision is not one of the six test cases. Because class certification was a condition of the settlement, it is unlikely that the current settlement will receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the Court largely denied the test case defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

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

Omnivision Technologies, Inc.

Notes to condensed consolidated financial statements — (Continued)

For the Three and Six Months Ended October 31, 2008 and 2007

(unaudited)

During the three months ended January 31, 2007, the Company and ImPac agreed to initiate payment of licensing fees for the use of certain software developed by ImPac at OmniVision Semiconductor (Shanghai) Co. Ltd., the Company’s wholly-owned subsidiary in China. During the three and six months ended October 31, 2008, the Company paid ImPac a nominal amount for software licensing fees. During the three and six months ended October 31, 2007, the Company paid ImPac approximately $45,000 and $90,000, respectively, in software licensing fees.  In addition, the Company paid ImPac approximately $3.2 million and $5.9 million for manufacturing services for the three and six months ended October 31, 2008, respectively. In addition, for the three and six months ended October 31, 2007, the Company paid ImPac approximately $3.7 million and $6.4 million, respectively, for manufacturing services. During fiscal 2008, the Company loaned $1.3 million to ImPac for the purpose of expanding its manufacturing capacities for a term of one year, but can be extended upon mutual consent of the parties for one year. The loan is fully collateralized by assets held by ImPac. (See Note 5.) In August, 2008, the Company entered into an additional agreement with ImPac under which the Company agreed to place certain manufacturing equipment with ImPac on a consignment basis for a period of up to five years.

The Company consolidated VisEra’s operating results from August 1, 2005 to December 31, 2006. Subsequently, the Company has accounted for its investment in VisEra under the equity method. For the three and six months ended October 31, 2008, the Company paid $19.3 million and $36.4 million, respectively, to VisEra for color filter and other manufacturing services. For the three and six months ended October 31, 2007, the Company paid $22.4 million and $56.7 million, respectively, to VisEra for color filter and other manufacturing services.

In May 2007, the Company purchased a 19.98% ownership in WLCSP for $9.0 million. For the three and six months ended October 31, 2008, the Company paid zero and $433,000, respectively, to WLCSP for chip scale packaging services. For the three and six months ended October 31, 2007, the Company paid $5.7 million and $8.0 million, respectively, to WLCSP for chip scale packaging services.

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged in with related parties in the ordinary course of business in the three and six months ended October 31, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
SOI transactions with:
ImPac:
Purchases of manufacturing services	$204	$537	$501	$1,100
Balance payable at period end, net	123	562	123	562
PSC:
Purchases of wafers	833	2,975	1,869	4,515
Rent and other services	19	27	35	27
Balance payable at period end, net	152	1,066	152	1,066

VisEra transactions with:
TSMC:
Sales to TSMC	444	480	1,102	1,095
Purchases of manufacturing services	—	361	—	604
Rent, utilities and other services	—	1,916	—	3,775
Balance receivable at period end, net	245	—	245	—
Balance payable at period end, net	—	1,209	—	1,209

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will”  and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through distributors, future growth trends and opportunities in certain markets, the development, introduction and capabilities of new products, future sales of our products outside the United States, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, future expenses we expect to incur, our future investments, our working capital requirements in fiscal 2009 and thereafter, the effect of a change in foreign currency rates, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 49 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision and OmniPixel are registered trademarks of OmniVision Technologies, Inc. CameraChip, OmniBSI, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP, OmniVision, SquareGA and TrueFocus are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of OmniVision CDM Optics, Inc.

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

In May 2007, we announced the introduction of our OmniPixel3™ architecture. The OmniPixel3 architecture is based on a 1.75 µm x 1.75 µm pixel and a 0.11 µm process geometry which further reduced the size of a given image-sensor array without any reduction in image quality.

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

All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. With our new OmniBSI architecture, the image sensor receives light through the back side of the chip. As a result, there is no metal wiring to block the image light, and the entire backside of the image sensor can be photo-sensitive. Not only does this enable us to produce a superior image, it also permits the front of the chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality.

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

In May 2008, we introduced two new products. The first, the OV5630, is a 1/3-inch, 5-megapixel CameraChip image sensor targeted at the mobile phone market. The OV5630 is based on the OmniPixel3-HS architecture, enabling quality low-light image capture with low-light sensitivity of 960 mV/(Lux-sec). The OV5630 also outputs data in full 5-megapixel resolution at 15 FPS, and records 720p HD video at 60 FPS, or 1080p at 30 FPS. In QVGA resolution, the OV5630 can output data at 120 FPS, ideal for slow motion preview. For the fast transfer of image data, the OV5630 is outfitted with a two-lane, high-speed MIPI interface. This enables mobile phone makers to use the OV5630’s parallel interface as input for a secondary camera, while alternately providing output via the MIPI interface.

In May 2008, we also introduced the OV5633, another 1/3-inch 5-megapixel CameraChip image sensor. This image sensor has all of the same functionality as the OV5630, but employs a different chief ray angle to suit the specific lens requirements of the DSC market.

In June 2008, we introduced the OV3647, a ¼-inch 3-megapixel image sensor that supports the mobile display digital interface, or MDDI. The OV3647 is also equipped with a standard parallel interface which has the unique ability to act as an input for a secondary camera, so it can share the MDDI interface while also functioning as an MDDI hub. Sharing the MDDI reduces the number of interconnects to the Baseband processor, which increases reliability, reduces power consumption and enables rapid two-way data transfer. Sharing the MDDI also eliminates high frequency electro-magnetic interference, or EMI, issues, which often have adverse effects on system performance. The OV3647 is small enough to enable 7 x 7 x 5 mm camera modules with a very short optical track, and thus is versatile enough to work well both with fixed focus and auto-focus modules. The OV3647’s embedded, one-time programmable memory is designed for part recognition and simplification of module designs using different lenses. In addition to targeting the mobile phone market, the OV3647 is well-suited to applications in the digital still camera, or DSC, notebook and personal computer and toy sectors.

In September 2008, we introduced two devices based on our 1.4 micron OmniBSI architecture. The OmniBSI technology delivers best-in-class low light sensitivity, greater quantum efficiency and significantly reduced cross-talk, which allows our customers to introduce cameras that deliver sharper images across broader lighting conditions, with more vibrant, true-to-life colors. Additionally the OmniBSI architecture’s wide angle of light acceptance is designed for ultra-thin camera modules for the next-generation mobile phones and other product applications.

The first OmniBSI device introduced, the OV8810, is a 1/3-inch, 8-megapixel CameraChip image sensor targeted at the mobile phone market. The device is small enough to fit within an 8.5 x 8.5 x 7 mm camera module and outputs data in full 8-megapixel resolution at 10 fps, and records 720p HD video at 60 fps, or 1080p at 30 fps. In QVGA resolution, the OV8810 can output data at 120 fps, ideal for slow motion preview. For fast transfer of image data, the OV8810 is outfitted with a parallel interface and a two-lane, high-speed MIPI interface. This enables mobile phone makers to use the OV8810’s parallel interface as input for a secondary camera, while alternately providing output via the MIPI interface.

The second OmniBSI product, the OV5642, is a ¼-inch, 5-megapixel fully integrated system-on-chip (SOC) image sensor with integrated TrueFocus ISP, our most advanced ISP technology. The TrueFocus ISP increases picture clarity and sharpness and offers extended depth of field, or EDoF, capabilities.  EDoF enables customers to utilize fixed focus lenses which reduces overall cost of their camera modules.  The OV5642 can output video in full resolution at 15 fps, supports 720p HD video at 60 fps and 1080p at 30 fps.  An integrated JPEG compression engine simplifies data transfer for bandwidth limited interfaces.  For fast transfer of image data, the OV5642 has a two-lane, high-speed MIPI interface.

In October 2008, we announced that the ¼”, all digital OV7710 VGA CameraChip sensor is in volume production and has shipped to multiple top-tier automotive customers.

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

In August 2005, we entered into an Amended and Restated Shareholders’ Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made certain modifications to the VisEra Agreement. Under the Amended VisEra Agreement, the parties agreed to raise the total capital committed to the joint venture from $50.0 million to $68.0 million. The $18.0 million increase was designated principally for the acquisition from unrelated existing shareholders of approximately 29.6% of the issued share capital of XinTec, Inc., or XinTec, a Taiwan-based provider of chip scale packaging services, of which we directly owned approximately 7.8% at that time. In fiscal 2006, VisEra invested an additional $0.5 million and we invested an additional $130,000 in XinTec as our portion of an additional capital injection to enable XinTec to expand its production capacity. As a result of the increase in our beneficial interest in XinTec due to VisEra’s investment in XinTec during fiscal 2006, we accounted for our investment in XinTec under the equity method. In January 2007, TSMC, through the purchase of approximately 90,500,000 previously unissued shares, acquired a controlling interest in XinTec. As a result of TSMC’s investment, our direct ownership percentage in XinTec declined from 7.8% to 4.4% and VisEra’s ownership percentage declined from 29.6% to 16.9%. Due to the reduction in our ownership percentage in XinTec and the deconsolidation of VisEra described below, effective January 1, 2007, we began to account for our interest in XinTec under the cost method.

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

In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. SOI also issued shares to its employees in July 2006, with an estimated fair value of $459,000 which caused our ownership percentage to decline from 49.0% to 46.6%. In April 2007, SOI became listed on the Taiwan GreTai Securities Market, or TGSM. The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding. From time to time, SOI also issues shares to its employees as a bonus which further dilutes our ownership percentage. As of October 31, 2008, we owned 43.9% of SOI. See Note 6 – “Consolidated Affiliate – Silicon Optronics, Inc.” and Note 17 – “Related Party Transactions” to our condensed consolidated financial statements.

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

During the second quarter of fiscal 2009, we performed our “Goodwill” impairment analysis in accordance with Statement of Financial Accounting Standards, or SFAS, SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. The reduction of our market capitalization and the current economic downturn prompted our management to perform such analysis. From the analysis, we recorded a full impairment of $7.5 million of the “Goodwill” related to our acquisition of CDM.

Capital Resources

As of October 31, 2008, we held approximately $238.9 million in cash and cash equivalents and approximately $43.8 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

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

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of October 31, 2008, we had cumulatively repurchased 6,671,000 shares of our common stock under this open-market program for an aggregate cost of approximately $99.1 million. See Note 14 – “Treasury Stock” to our condensed consolidated financial statements.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks and other financial institutions, reduced corporate spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. The image sensor market has been negatively impacted by the current global economic environment. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products. End customer demand has decreased significantly throughout the industry, affecting all consumer electronic products, security products and products for the automotive industry.  Consequently, the overall demand for image sensors has also decreased. This decrease in demand is having a significant impact on our business. Our revenues for the three-month period ended October 31, 2008 were lower than similar historical periods. In addition, the current global economic environment has negatively impacted our business outlook and we expect that our revenues in the three-month period ending January 31, 2009, will be significantly lower than our reported revenues for the three-month period ended October 31, 2008.

These conditions could also have a number of additional effects on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, and increased difficulty in us accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

Market Environment

We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and personal computer market, the DSC, market, the security and surveillance market, the toys and games market, and the automotive and medical markets.

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

The overwhelming majority of sales of our products depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than one billion CameraChip image sensors, including approximately 215 million in the six months ended October 31, 2008. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

Many of the products using our image sensors, such as mobile phones, notebook and personal computers, DSCs and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the current economic downturn, we expect to see declines in all of these markets in the third quarter of fiscal 2009. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented will be deferred until the current global economic conditions improve.

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

As part of our ongoing efforts to achieve both higher resolutions and smaller chip sizes, we initiated mass production volumes of our OmniPixel3 sensors with 0.11 µm process technologies in January 2008. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as unexpected back-end yield problems. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. Given the current economic downturn, the visibility of our business outlook is extremely limited and forecasting is even more difficult than under normal market conditions. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.

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

Stock-Based Compensation Expense for Performance Shares

In September 2007, our stockholders approved the 2007 Equity Incentive Plan, or the 2007 Plan. See Note 12 — “Employee Stock Purchase, Equity Incentive and Stock Option Plans” to our condensed consolidated financial statements. In July 2008, as allowed by the 2007 Plan, we granted performance share awards to certain employees. The number of shares that an employee actually earns under the awards is based on OmniVision’s achievement of certain corporate performance goals at the end of a one-year performance period. The number of earned performance shares that an employee is eligible to receive may be reduced depending on such employee’s individual performance. As required by SFAS No. 123(R), when we record the stock-based compensation expense for such awards that carry performance contingencies, we have to estimate the probable outcome at the end of the performance period. Furthermore, we have to adjust the cumulative compensation expense recorded when probable outcome for the performance-based shares is subsequently updated for changes in facts and circumstances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.0	74.8	74.9	75.5
Gross margin	25.0	25.2	25.1	24.5
Operating expenses:
Research, development and related	14.2	8.7	12.9	9.3
Selling, general and administrative	10.3	6.8	10.1	7.6
Goodwill impairment	4.6	—	2.2	—
Total operating expenses	29.1	15.5	25.2	16.9
Income (loss) from operations	(4.1)	9.7	(0.1)	7.6
Interest income, net	0.3	1.4	0.5	1.6
Other expense, net	(0.5)	(0.1)	(0.2)	—
Income (loss) before income taxes and minority interest	(4.3)	11.0	0.2	9.2
Provision for (benefit from) income taxes	(0.9)	2.2	—	0.9
Minority interest	(0.2)	—	(0.1)	—
Net income (loss)	(3.2)%	8.8%	0.3%	8.3%

Three Months Ended October 31, 2008 as Compared to Three Months Ended October 31, 2007

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, interactive video and toy cameras, and automotive and medical products. Revenues for the three months ended October 31, 2008 decreased by 29.5% to approximately $163.9 million from $232.6 million for the three months ended October 31, 2007. The decrease in revenues was due to a decline in unit sales of our image-sensor products, primarily for mobile phones, and notebooks and personal computers, combined with a decline in our ASPs, partially offset by favorable changes in product mix. Due to the global economic downturn, we expect our revenues for the three months ending January 31, 2009 to be significantly lower than the revenues for the three months ended October 31, 2008. Visibility beyond January 31, 2009 is extremely limited.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended October 31, 2008 than in the prior-year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list, but that it will continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended October 31, 2008 and 2007:

	Three Months Ended October 31,
	2008	2007
OEMs and VARs	60.0%	68.5%
Distributors	40.0	31.5
Total	100.0%	100.0%

OEMs and VARs.  In the three months ended October 31, 2008, two OEM customers accounted for approximately 11.3% and 10.2% of our revenues. In the three months ended October 31, 2007, two OEM customers accounted for approximately 15.9% and 10.4% of our revenues. For the three months ended October 31, 2008 and 2007, no other OEM or VAR customer accounted for 10% or more of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Distributors.  In the three months ended October 31, 2008, one distributor customer accounted for approximately 26.2% of our revenues. In the three months ended October 31, 2007, one distributor customer accounted for approximately 19.4% of our revenues. For the three months ended October 31, 2008 and 2007, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2008 and 2007:

	Three Months Ended October 31,
	2008	2007
Domestic sales	4.3%	1.1%
Foreign sales	95.7	98.9
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended October 31, 2008 declined to 25.0% from 25.2% for the three months ended October 31, 2007. The principal contributor to the year-over-year decrease in gross margin is the decline in our ASPs and the write-down of inventories which totaled approximately $9.2 million during the three months ended October 31, 2008, as compared to $7.7 million in the similar prior year period, partially offset by reductions in our production costs. During the three months ended October 31, 2008, the ASPs of our products were lower than they were in the year-earlier period. The decline in ASPs was due, in part, to a general price decline due to competition and, in part, also to an increase in the proportion of sales represented by bare die, often referred to as chip-on-board, or COB, products, rather than packaged products. We recorded approximately $0.7 million in stock-based compensation expense to cost of revenues during the three-month period ended October 31, 2008, in accordance with SFAS No. 123(R), as compared to approximately $1.0 million in the prior fiscal year. Revenue from sales of previously written-down products in the three months ended October 31, 2008 was $1.1 million, as compared to $1.5 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs we release to the foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended October 31, 2008 increased to approximately $23.2 million from approximately $20.2 million for the three months ended October 31, 2007. As a percentage of revenues, research, development and related expenses for the three months ended October 31, 2008 and 2007 represented 14.2% and 8.7%, respectively.

The increase in research, development and related expenses of approximately $3.0 million, or 15.0%, for the three months ended October 31, 2008 from the similar period in the prior year resulted primarily from a $1.4 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$0.8 million increase in non-recurring engineering expenses related to new product development, a $0.7 million increase in depreciation and amortization expenses of acquired intangible assets and a $253,000 increase in patent-related expenses, partially offset by a $227,000 decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R). We anticipate that our research, development and related expenses may decrease as we implement certain cost reduction measures. This may be partially offset by expenses incurred as we develop and introduce new products, including those employing our OmniBSI technologies and as we develop other new technologies related to image sensors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended October 31, 2008 increased to approximately $16.9 million from $15.8 million the three months ended October 31, 2007. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2008 and 2007 represented 10.3% and 6.8%, respectively.

The increase in selling, general and administrative expenses of approximately $1.1 million, or 7.0%, for the three months ended October 31, 2008 from the similar period in the prior year resulted primarily from a $468,000 increase in depreciation expenses, a $392,000 increase in fees for outside services, a $321,000 increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $224,000 increase in office and facility expenses and a $221,000 increase in marketing expenses, partially offset by a $448,000 decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R), a $383,000 decrease in legal and accounting expenses, a $211,000 decrease in provisions for bad debts and a $107,000 decrease in commissions paid primarily to distributors and sales representatives. We anticipate that our selling, general and administrative expenses will likely decrease as we implement certain cost reduction measures.

Goodwill Impairment

During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in our market capitalization and the current global economic downturn, we concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142 and SFAS No. 144.  As a result, we performed interim impairment tests on goodwill and certain other long-lived tangible and intangible assets as of October 31, 2008. We then determined the fair value of the enterprise by using the present value technique, based in part, upon an independent valuation. The fair value of the enterprise was reconciled to our overall market capitalization as of October 31, 2008. By comparing the fair value to net assets other than goodwill, we recorded a non-cash goodwill impairment charge of $7.5 million, or 4.6% of revenues, which we included in “Goodwill impairment” for the three months ended October 31, 2008. There was no similar goodwill impairment charge in the same period of the prior year.

Interest Income, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income, net, declined to approximately $478,000 for the three months ended October 31, 2008 from $3.3 million in the similar prior year period. The reduction in interest income for the three months ended October 31, 2008 as compared to the corresponding period in the prior year was the result of lower interest rates on interest-bearing accounts and a $0.7 million increase in interest expense associated with long-term borrowings.

Other Expense, Net

Other expense, net, for the three months ended October 31, 2008 totaled $0.9 million. Other expense, net, for the three months ended October 31, 2008, included a $0.6 million loss on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property, a $0.7 million exchange loss, and a $140,000 loss that represented our portion of the net loss recorded by ImPac Technology Co., Ltd., or ImPac, which we account for under the equity method of accounting, partially offset by our $405,000 portion of the net income recorded by China WLCSP Limited, or WLCSP, which we account for under the equity method of accounting. Other expense, net, for the three months ended October 31, 2007 totaled $338,000. The amount for the three months ended October 31, 2007 included a $0.8 million loss on the interest rate swap agreement and a $97,000 loss for the three months ended October 31, 2007 as our portion of the net loss recorded by ImPac. These losses were partially offset by a $0.5 million gain consisting of our portion of the net income recorded by WLCSP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Provision for Income Taxes

We calculated the benefit from income taxes that we recorded for the three months ended October 31, 2008 based on the actual effective tax rate for the six months ended October 31, 2008.

We generated approximately $7.1 million in loss before income taxes and minority interest for the three months ended October 31, 2008 and $25.6 million in income before income taxes and minority interest for the three months ended October 31, 2007. We recorded a benefit from income taxes of approximately $1.5 million for the three months ended October 31, 2008 and a provision for income taxes of approximately $5.2 million for the three months ended October 31, 2007, resulting in effective tax rates of 21.1% and 20.1% for the respective periods.

During the three months ended October 31, 2008, the Emergency Economic Stabilization Act of 2008 reinstated the U.S. federal research and development, or R&D, tax credit, retroactive to January 1, 2008. As a result, our benefit from income taxes for the three months ended October 31, 2008 reflected a $0.6 million tax benefit related to fiscal 2008 R&D expenses. Our benefit from income taxes for the three months ended October 31, 2008 also reflected the unfavorable impact of the $7.5 million goodwill impairment charge, partially offset by the favorable impact of foreign exchange gains related to our unrecognized tax benefits and the benefit from the fiscal 2009 U.S. federal R&D tax credit.

Minority Interest

Minority interest for the three months ended October 31, 2008 and 2007 was $(287,000) and $(15,000), respectively, which represents the 56.1% and 56.0%, respectively, interest that we did not own in the net loss of SOI.

Six Months Ended October 31, 2008 as Compared to Six Months Ended October 31, 2007

Revenues for the six months ended October 31, 2008 decreased by 16.6% to approximately $338.2 million from $405.8 million for the six months ended October 31, 2007. The decrease in revenues was due to a decrease in unit sales of our image-sensor products, primarily for mobile phones, and notebooks and personal computers and a decline in our ASPs.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2008 and 2007:

	Six Months Ended October 31,
	2008	2007
OEMs and VARs	59.1%	66.8%
Distributors	40.9	33.2
Total	100.0%	100.0%

OEMs and VARs.  In the six months ended October 31, 2008, two OEM customers accounted for approximately 10.7% and 10.0% of our revenues. In the six months ended October 31, 2007, one OEM customer accounted for approximately 16.8% of our revenues. For the six months ended October 31, 2008 and 2007, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.  In the six months ended October 31, 2008, one distributor customer accounted for approximately 24.1% of our revenues. In the six months ended October 31, 2007, one distributor customer accounted for approximately 20.9% of our revenues. For the six months ended October 31, 2008 and 2007, no other distributor customer accounted for 10% or more of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2008 and 2007:

	Six Months Ended October 31,
	2008	2007
Domestic sales	5.1%	1.0%
Foreign sales	94.9	99.0
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the six months ended October 31, 2008 was 25.1%, an increase from 24.5% for the six months ended October 31, 2007. The principal contributor to the year-over-year increase in gross margin was reductions in our production costs. In the six months ended October 31, 2008, in accordance with SFAS No. 123(R), we recorded approximately $1.6 million in stock-based compensation expense to cost of revenues, as compared to $1.9 million in the six months ended October 31, 2007.

Revenue from sales of previously written-down products in the six months ended October 31, 2008 was $3.6 million, as compared to $3.4 million during the same period in the prior fiscal year. In the six months ended October 31, 2008, we recorded an allowance for excess and obsolete inventory totaling $11.6 million to cost of revenues as compared to $12.4 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses for the six months ended October 31, 2008 increased to approximately $43.5 million from approximately $37.6 million for the six months ended October 31, 2007. As a percentage of revenues, research, development and related expenses for the six months ended October 31, 2008 and 2007 represented 12.9% and 9.3%, respectively.

The increase in research, development and related expenses of approximately $5.9 million, or 15.7%, for the six months ended October 31, 2008 from the similar period in the prior year resulted primarily from a $2.1 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $1.4 million increase in non-recurring engineering expenses related to new product development, a $1.0 million increase in depreciation and amortization expenses of acquired intangible assets, a $0.5 million increase in patent-related expenses, a $406,000 increase in office and facility expenses and a $404,000 increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended October 31, 2008 increased to approximately $34.3 million from $31.0 million for the six months ended October 31, 2007. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2008 and 2007 represented 10.1% and 7.6%, respectively.

The increase in selling, general and administrative expenses of approximately $3.3 million, or 10.7%, for the six months ended October 31, 2008 from the similar period in the prior year resulted primarily from a $1.4 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$0.9 million increase in fees for outside services, a $0.5 million increase in depreciation expenses, a $481,000 increase in office and facility expenses, a $393,000 increase in commissions paid primarily to distributors and sales representatives and a $212,000 increase in marketing expenses, partially offset by a $0.8 million decrease in legal and accounting expenses, a $410,000 decrease in provisions for bad debts and a $207,000 decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R).

Goodwill Impairment

During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in our market capitalization and the current global economic downturn, we concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142 and SFAS No. 144. By comparing the fair value to net assets other than goodwill, we recorded a non-cash goodwill impairment charge of $7.5 million, or 2.2% of revenues, which we included in “Goodwill impairment” for the six months ended October 31, 2008. There was no similar goodwill impairment charge in the same period of the prior year.

Interest Income, Net

Interest income for the six months ended October 31, 2008 decreased to approximately $1.8 million from $6.7 million for the six months ended October 31, 2007. The reduction in interest income for the six months ended October 31, 2008 as compared to the corresponding period in the prior year was the result of lower interest rates on interest-bearing accounts and a $0.7 million increase in interest expense associated with long-term borrowings.

Other Expense, Net

Other expense, net, for the six months ended October 31, 2008 totaled $805,000. Other expense, net, for the six months ended October 31, 2008 included a $0.8 million exchange loss, a $0.5 million loss that represented our portion of the net loss recorded by ImPac and a $165,000 loss on interest rate swap agreements related to the mortgage on the Santa Clara Property, partially offset by our $412,000 portion of the net income recorded by WLCSP. Other expense, net, for the six months ended October 31, 2007 totaled $78,000. The amount for the six months ended October 31, 2007 included a $169,000 loss on the interest rate swap agreement and a $206,000 loss as our portion of the net loss recorded by ImPac. These losses were partially offset by a $169,000 gain consisting of our portion of the net income recorded by WLCSP.

Provision for Income Taxes

We calculated the benefit from income taxes that we recorded for the six months ended October 31, 2008 based on the actual effective tax rate for the six months ended October 31, 2008.

We generated approximately $0.4 million and $37.3 million in income before income taxes and minority interest for the six months ended October 31, 2008 and 2007, respectively. We recorded a benefit from income taxes of approximately $0.1 million for the six months ended October 31, 2008 and a provision for income taxes of approximately $3.8 million for the six months ended October 31, 2007, resulting in effective tax rates of (18.1)% and 10.2% for the respective periods.

During the six months ended October 31, 2008, the Emergency Economic Stabilization Act of 2008 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2008. As a result, our benefit for income taxes for the six months ended October 31, 2008 reflected a $0.6 million tax benefit related to fiscal 2008 R&D expenses.  Our benefit from income taxes for the six months ended October 31, 2008 also reflected the unfavorable impact of the $7.5 million goodwill impairment charge, partially offset by the favorable impact of foreign exchange gains related to our unrecognized tax benefits and the benefit from the fiscal 2009 U.S. federal R&D tax credit. Our provision for income taxes for the six months ended October 31, 2007 reflected the benefit from the reduction of accrual for penalties related to our unrecognized tax benefits by $4.5 million as a result of a change in tax law in a foreign jurisdiction.

Minority Interest

Minority interest for the six months ended October 31, 2008 was $(392,000), which represents the approximately 56.1% interest that we do not own in the net loss of SOI which we included in our consolidated operating results. Minority interest for the six months ended October 31, 2007 was $6,000, which represents the approximately 56.0%, interest that we did not own in the net income of SOI which we included in our consolidated operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Our principal sources of liquidity at October 31, 2008 consisted of cash, cash equivalents and short-term investments totaling $282.7 million.

Liquidity

Our working capital declined to $403.8 million as of October 31, 2008 as compared to at $413.7 million as of April 30, 2008. Our working capital decreased as a result of: a $26.2 million increase in accounts payable resulting from the timing of inventory purchases; a $8.2 million decrease in short-term investments; a $4.9 million decrease in accounts receivable, net, resulting from a decrease in product shipments late in the six months ended October 31, 2008; a $4.4 million increase in deferred revenues, less cost of revenues and $3.0 million increase in the current portion of long-term debt. These decreases in working capital were partially offset by: a $21.6 million increase in cash and cash equivalents primarily due to cash provided by operating activities; an $11.9 million increase in inventories; a $2.8 million increase in prepaid expenses and other current assets; and a $1.2 million decrease in income taxes payable.

In March 2007, we purchased a complex of four buildings in Santa Clara, California, or the Santa Clara Property. In connection with the purchase, we entered into a Loan and Security Agreement with a domestic bank on March 16, 2007. The Loan and Security Agreement provides for a term mortgage loan in the principal amount of $27.9 million, or the Mortgage Loan, and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million, or the Term Loan. In March 2008, we borrowed $6.0 million under the Term Loan to finance improvements to our Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008.

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At October 31, 2008 and April 30, 2008, there were no borrowings outstanding under these facilities.

Cash Flows from Operating Activities

For the six months ended October 31, 2008, net cash provided by operating activities totaled approximately $42.1 million as compared to $42.0 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $0.9 million for the six months ended October 31, 2008; adjustments for non-cash charges of $13.9 million in stock-based compensation, $11.6 million in write-down of inventories; $9.2 million in depreciation and amortization; $7.5 million in goodwill impairment charges; $1.2 million of gains in equity investments and a $21.3 million increase in accounts payable; a $4.9 million decrease in accounts receivable, net; a $4.5 million increase in deferred income. These increases were partially offset by: a $21.9 million increase in inventories; a $2.6 million increase in refundable and deferred income taxes; a $2.3 million increase in prepaid expenses and other assets; a $1.8 million decrease in accrued expenses and other current liabilities; a $1.2 million decrease in income taxes payable and a $1.0 million decrease in deferred tax liabilities. The $4.9 million decrease in accounts receivable, net, reflects the lower level of revenues during the six months ended October 31, 2008, with the days of sales outstanding remaining unchanged at 56 days as of October 31, 2008 and as of April 30, 2008. The $21.9 million increase in inventories resulted in a decrease in annualized inventory turns to 3.9 as of October 31, 2008 from 4.3 as of April 30, 2008.

For the six months ended October 31, 2007, net cash provided by operating activities totaled approximately $42.0 million. The principal components of the current year amount were: net income of approximately $33.5 million for the six months ended October 31, 2007, adjusted for non-cash charges of $14.0 million in stock-based compensation, $12.4 million in write-down of inventories, $6.3 million in depreciation and amortization, and $4.1 million of gains in equity investments; a $22.9 million increase in accounts payable; a $4.7 million increase in income taxes payable; a $3.8 million increase in accrued expenses and other current liabilities and a $1.7 million decrease in prepaid expenses and other assets. These increases were partially offset by: a $27.7 million increase in inventories; a $22.0 million increase in accounts receivable, net; a $2.2 million decrease in deferred income and a $1.3 million decrease in deferred tax liabilities. The $22.0 million increase in accounts receivable, net, reflects the

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

Cash Flows From Investing Activities

For the six months ended October 31, 2008, our cash used in investing activities totaled $14.9 million as compared to approximately $26.8 million used in investing activities for the corresponding period in the prior year, due primarily to: $21.3 million in purchases of property, plant and equipment and $1.4 million in a long-term investment in ImPac, partially offset by $7.8 million in net sales of short-term investments. For the six months ended October 31, 2007, our cash used in investing activities totaled approximately $26.8 million, and was due to: $16.6 million in purchases of property, plant and equipment; $9.0 million in a long-term investment in WLCSP and $1.3 million in net purchases of short-term investments.

Cash Flows From Financing Activities

For the six months ended October 31, 2008, net cash used in financing activities totaled approximately $5.6 million as compared to net cash provided by financing activities of $1.5 million during the corresponding period in the prior year. This change was primarily due to $12.9 million in repurchases of our common stock, partially offset by $4.8 million in proceeds from net long-term borrowings and $2.7 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan. For the six months ended October 31, 2007, net cash provided by financing activities totaled approximately $1.5 million. This change was primarily due to $11.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan partially offset by $9.6 million in repurchases of shares of our common stock under the open-market program in the six months ended October 31, 2007.

Capital Commitments and Resources

Over the next two years, we expect to invest a total of approximately $33.7 million in our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, of which we have already contributed $12.0 million. The funding requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a concomitant commitment to spend approximately $33.7 million to develop the land. See Note 16 — “Commitments and Contingencies” to our condensed consolidated financial statements. We expect to fund our capital commitments to OTC from our available working capital.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of October 31, 2008, we had cumulatively repurchased 6,671,000 shares of our common stock under the open-market program for an aggregate cost of approximately $99.1 million. See Note 14 — “Treasury Stock” to our condensed consolidated financial statements.

We are obligated to pay an additional $10.0 million in cash upon the sale, prior to the end of April 2009, of a pre-determined number of revenue-producing products incorporating CDM’s technology. CDM and the costs associated with the acquisition are included in our condensed consolidated balance sheets at October 31, 2008 and April 30, 2008.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $40 million over approximately the next twelve months will consist primarily of funding capital investments at OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, OTC and Shanghai OmniVision Semiconductor Technology, Co. Ltd, or OST. We formed OST during the three months ended October 31, 2008, for the purpose of expanding our testing capabilities in Shanghai, China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 31, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total		Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$15,031		$5,713	$6,779	$2,518	$21
Capital leases	56		56	—	—	—
Mortgage obligation	38,228	(1)	3,584	7,107	3,607	23,930
Noncancelable orders	41,389		41,389	—	—	—
Total contractual obligations	94,704		50,742	13,886	6,125	23,951

Other Commercial Commitments:
OTC	21,696	(2)	15,187	6,509	—	—
OST	10,000	(3)	1,500	8,500	—	—
Total commercial commitments	31,696		16,687	15,009	—	—
Total contractual obligations and commercial commitments	$126,400		$67,429	$28,895	$6,125	$23,951

(1)          In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. See Note 8 –“Borrowing Arrangements” to our condensed consolidated financial statements.

(2)          Over the next two years, we expect to invest a total of approximately $33.7 million in our subsidiary, OTC, of which we have already invested $12.0 million. OTC will use the funds to develop land and construct facilities for its use. See Note 16 – “Commitments and Contingencies” to our condensed consolidated financial statements.

(3)          During the three months ended October 31, 2008, we formed Shanghai OmniVision Semiconductor Technology, Co. Ltd, a new subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. We are required to contribute $1.5 million by January 2009. We are required to contribute the remaining $8.5 million of a $10.0 million commitment by October 2010. See Note 16 – “Commitments and Contingencies” to our condensed consolidated financial statements.

As of October 31, 2008, the long-term income taxes payable under FIN 48 was $78.0 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of October 31, 2008 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which became effective for us in its fiscal 2009. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP SFAS No. 157-2. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for us from our fiscal 2009 to 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective May 1, 2008, we adopted SFAS No. 157, as it applies to our financial assets and liabilities. The adoption of the provision of SFAS No. 157 did not have any material effect on our financial condition, results of operations or cash flows. In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS No. 157-3 is effective upon issuance. The adoption of the provision of FSP SFAS No. 157-3 did not have any material effect on our financial condition, results of operations or cash flows. (See Note 10.)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS No. 161. This Statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. It requires qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about fair value amounts of gains and losses on derivative instruments. The provisions of SFAS No. 161 are effective for fiscal years beginning on or after November 15, 2008. In September 2008, FASB issued FSP SFAS No. 133-1 and FASB Interpretation No. (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. FIN 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS No. 133-1 and FIN 45-4”). FSP SFAS No. 133-1 and FIN 45-4 clarifies that the effective date of SFAS No. 161 is applicable to any reporting period beginning after November 15, 2008. SFAS No. 161 is effective for our fourth quarter of fiscal 2009. We are currently evaluating the impact SFAS No. 161 may have on our financial position, results of operations and cash flows.

FSP SFAS No. 133-1 and FIN 45-4 also amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require enhanced disclosures about credit derivatives and guarantees, and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The provisions of FSP SFAS No. 133-1 and FIN 45-4 that amended SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008.  We do not expect the adoption of FSP SFAS No. 133-1 and FIN 45-1 in our fourth quarter of fiscal 2009 to have any material effect on our financial condition, results of operations or cash flows.

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

As of October 31, 2008, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other expense, net” for the periods presented. The amounts of transaction gains and losses for the six months ended October 31, 2008 and 2007 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities and in variable rate demand notes, which have a final maturity date of up to thirty-nine years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of October 31, 2008, we did not hold any auction rate securities or variable rate demand notes.

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

During fiscal 2007, we financed the purchase of a four-building complex in Santa Clara, California with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.27%. In both March and July 2008, we drew down $6.0 million under a term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.26%. In July 2008, in connection with the Term Loan we entered into a second interest rate swap with the bank to effectively convert the variable interest rate described above to a fixed rate. This second swap is for a period of four years. We are the fixed rate payer and the rate is fixed at 4.3% per annum and the effective rate on the Term Loan is fixed at approximately 5.5%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of Other income (expense), net, a hypothetical 10% change in LIBOR would not have a material effect on our annual interest expense.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three month period ended October 31, 2008, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including us that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The action involving OmniVision is not one of the six test cases. Because class certification was a condition of the settlement, it is unlikely that the current settlement will receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court largely denied the test case defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of our underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The complaint names us as a nominal defendant. No recovery is sought from us.

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

Risks Related to Our Business

Recent domestic and worldwide economic conditions have adversely affected and may further adversely affect our business, results of operations, and financial condition.

Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks and other financial institutions, reduced corporate spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. The image sensor market has been negatively impacted by the current global economic environment. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products. End customer demand has decreased significantly throughout the industry, affecting all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors has also decreased. This decrease in demand is having a significant impact on our business. Our revenues for the three-month period ended October 31, 2008 were lower than similar historical periods. In addition, the current global economic environment has negatively impacted our business outlook and we expect that our revenues in the three-month period ending January 31, 2009, will be significantly lower than our reported revenues for the three-month period ended October 31, 2008.

These conditions could also have a number of additional effects on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, and increased difficulty in us accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

We face intense competition in our markets from CMOS and CCD image-sensor manufacturers, and if we are unable to compete successfully we may not be able to maintain or grow our business.

The image-sensor market is intensely competitive, and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product selling prices and rapid product obsolescence. If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any inability on our part to compete successfully would also adversely affect our results of operations and impair our financial condition.

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image-sensor manufacturers such as Hynix, Kodak, Micron, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Kodak, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, MagnaChip, PixArt, Pixelplus, Pixim, SETi and SiliconFile. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our average selling prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Reductions in our average selling prices have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our average selling prices will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Although we may decrease our research, development and related expenses in the short-term as we implement certain cost reduction measures, historically we have increased and may continue to increase our research, development and related expenses in the long-term to continue the development of new image sensor products that can be sold at higher selling prices and/or manufactured at lower cost. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for mobile phones account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market to continue to grow as expected could adversely affect our results of operations.

Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 70% of our revenues in fiscal 2008 and 64% in the six months ended October 31, 2008, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2009 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for mobile phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending. If our sales to the mobile phone market do not increase and/or the mobile phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

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

•                  adverse changes in domestic or global economic conditions, including the current financial crisis;

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

Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for mobile phones, notebook and personal computers, digital still and video cameras, commercial and security and surveillance applications, toys and games, including interactive video games, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected our business.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the six months ended October 31, 2008, two OEM customers accounted for approximately 11.3% and 10.2% of our revenues, and one distributor customer accounted for approximately 26.2% of our revenues. In the six months ended October 31, 2007, two OEM customers accounted for approximately 15.9% and 10.4%, respectively, of our revenues, and one distributor customer accounted for approximately 19.4% of our revenues. In addition, in fiscal 2008, approximately 55.0% of our revenues came from sales to our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

We may be required to record a significant charge to earnings if our amortizable intangible assets or long-term investments become impaired.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our amortizable intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2008, our amortizable intangible assets totaled approximately $10.7 million and our long term investments totaled approximately $87.9 million.

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

As of October 31, 2008, we held cash and cash equivalents totaling $238.9 million, and short-term investments totaling $43.8 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of October 31, 2008, we did not hold any illiquid investments and we have not realized any losses. However, recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate this type of securities at short notice, such liquidation could result in losses of principal.

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2008 and the six months ended October 31, 2008. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

As our business grows and becomes more complex, it is necessary that we expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business. During the three months ended July 31, 2008, we substantially completed the implementation of the first phase of a new ERP based on a suite of application software developed by Oracle Corporation. We will continue to make further enhancements and upgrades to the ERP, as necessary. Significant management attention and resources have been used and extensive planning has occurred to support effective implementation of the new ERP system, however, such implementation carries certain risks, including the risk of significant design errors that could materially and adversely affect our operating results and impact our ability to manage our business. We also made certain changes to our internal control over financial reporting during the three months ended July 31, 2008, which we believe are material. As a result, there is a risk that deficiencies may exist in the future and that they could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through October 31, 2008, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on December 1, 2008 was $5.52 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, our purchases of our common stock in the second quarter of fiscal 2009 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
August 1, 2008 – August 31, 2008	—	$—	—	$13,800
September 1, 2008 – September 30, 2008	—	—	—	$13,800
October 1, 2008 – October 31, 2008	1,578	8.19	1,578	$885
Total	1,578	$8.19	1,578

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held at our corporate headquarters at 4275 Burton Drive, Santa Clara, California on September 25, 2008 at 10:00 a.m. local time. The results of the matters voted upon were as follows:

1.               To elect two Class II directors to serve until the expiration of their three-year term or until their successor is duly elected and qualified.

	Vote
	For	Withheld
Andrew Wang	38,556,813	4,779,811
Xinping (James) He	41,503,596	1,833,028

The term of office of directors Shaw Hong, Joseph Jeng and Dwight Steffensen continued after the annual meeting.

2.               To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2009.

For	Against	Abstained	No Vote
42,932,318	372,416	31,890	—

ITEM 6.   EXHIBITS

Exhibit Number

Description

10.18.1	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: December 10, 2008

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: December 10, 2008

	By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number

Description

10.18.1	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.