Form 10-Q
period 2009-01-31
OMNIVISION TECHNOLOGIES INC
filed 2009-03-12
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

At March 6, 2008, 50,041,378 shares of common stock of the registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	January 31,	April 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$225,013	$217,340
Short-term investments	38,701	51,993
Accounts receivable, net of allowances for doubtful accounts and sales returns	46,464	105,338
Inventories	146,475	115,127
Deferred income taxes	2,803	2,823
Prepaid expenses and other current assets	8,957	7,430
Total current assets	468,413	500,051
Property, plant and equipment, net	118,870	92,451
Long-term investments	87,882	85,419
Goodwill	—	7,541
Intangibles, net	9,029	13,928
Other long-term assets	20,680	18,956
Total assets	$704,874	$718,346

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,091	$57,760
Accrued expenses and other current liabilities	11,296	17,069
Income taxes payable	3,959	2,637
Deferred revenues, less cost of revenues	8,740	8,238
Current portion of long-term debt	3,570	651
Total current liabilities	78,656	86,355
Long-term liabilities:
Long-term income taxes payable	77,521	78,031
Non-current portion of long-term debt	33,756	32,830
Other long-term liabilities	8,435	6,955
Total long-term liabilities	119,712	117,816
Total liabilities	198,368	204,171

Commitments and contingencies (Note 16)

Minority interest	3,617	4,444

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 62,579 shares issued and 50,038 outstanding at January 31, 2009 and 62,010 shares issued and 51,046 outstanding at April 30, 2008, respectively	63	62
Additional paid-in capital	397,214	373,024
Accumulated other comprehensive income	714	1,561
Treasury stock, 12,541 and 10,964 at January 31, 2009 and April 30, 2008, respectively	(178,683)	(165,768)
Retained earnings	283,581	300,852
Total stockholders’ equity	502,889	509,731
Total liabilities, minority interest and stockholders’ equity	$704,874	$718,346

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenues	$80,046	$224,921	$418,260	$630,677
Cost of revenues	62,142	163,937	315,546	470,461
Gross profit	17,904	60,984	102,714	160,216

Operating expenses:
Research, development and related	20,812	20,124	64,311	57,728
Selling, general and administrative	13,949	15,566	48,221	46,518
Goodwill impairment	—	—	7,541	—
Total operating expenses	34,761	35,690	120,073	104,246

Income (loss) from operations	(16,857)	25,294	(17,359)	55,970
Interest income, net	424	3,397	2,178	10,083
Other expense, net	(2,914)	(1,040)	(3,719)	(1,118)
Income (loss) before income taxes and minority interest	(19,347)	27,651	(18,900)	64,935

Provision for (benefit from) income taxes	(921)	5,138	(1,002)	8,929
Minority interest	(235)	50	(627)	56
Net income (loss)	$(18,191)	$22,463	$(17,271)	$55,950

Net income (loss) per share:
Basic	$(0.36)	$0.41	$(0.34)	$1.02
Diluted	$(0.36)	$0.40	$(0.34)	$1.01

Shares used in computing net income (loss) per share:
Basic	50,036	55,386	50,682	55,041
Diluted	50,036	55,827	50,682	55,583

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(17,271)	$55,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,750	9,841
Change in fair value of interest rate swap	2,875	1,972
Stock-based compensation	20,131	21,628
Tax effect from stock-based compensation	—	2,000
Minority interest in net income (loss) of consolidated affiliates	(627)	56
Gain on equity investments, net	(2,393)	(6,693)
Affiliate stock grants	—	56
Write-down of inventories	17,507	17,928
Excess tax benefits from stock-based compensation	—	(900)
(Gain) loss on disposal of property, plant and equipment	550	(22)
Goodwill impairment	7,541	—
Changes in assets and liabilities:
Accounts receivable, net	58,998	(25,911)
Inventories	(47,226)	(20,708)
Deferred income taxes	(3,501)	(1,195)
Prepaid expenses and other assets	(561)	14,083
Accounts payable	(14,978)	20,474
Accrued expenses and other current liabilities	(5,794)	(12,690)
Income taxes payable	827	8,996
Deferred revenues, less cost of revenues	517	1,338
Deferred tax liabilities	(1,370)	(1,968)
Net cash provided by operating activities	28,975	84,235
Cash flows from investing activities:
Purchases of short-term investments	(45,813)	(77,055)
Proceeds from sales or maturities of short-term investments	58,734	104,926
Purchases of property, plant and equipment, net of sales	(27,758)	(21,486)
Purchases of long-term investments	(1,376)	(9,000)
Net cash used in investing activities	(16,213)	(2,615)
Cash flows from financing activities:
Proceeds from long-term borrowings	6,000	—
Repayment of long-term borrowings	(2,155)	(459)
Cash contribution by minority shareholder	—	49
Affiliate cash dividend paid to minority shareholder	(201)	(226)
Proceeds from exercise of stock options and from employee stock purchase plan	4,441	14,213
Excess tax benefits from stock-based compensation	—	900
Payments for repurchases of common stock	(12,915)	(11,457)
Net cash provided by (used in) financing activities	(4,830)	3,020
Effect of exchange rate changes on cash and cash equivalents	(259)	(10)
Net increase in cash and cash equivalents	7,673	84,630
Cash and cash equivalents at beginning of period	217,340	190,878
Cash and cash equivalents at end of period	$225,013	$275,508
Supplemental cash flow information:
Taxes paid	$3,049	$3,131
Interest paid	$1,288	$13
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$8,335	$8,238
Affiliate shares issued to affiliate employees	$—	$295
Capitalized interest	$183	$146
Impact of initial adoption of FIN 48 on retained earnings	$—	$4,307
Deferred tax asset write-off	$381	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2009 and April 30, 2008 and for the three and nine months ended January 31, 2009 and 2008 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2008 come from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008 (the “Form 10-K”).

The results of operations for the three and nine months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2009 or any other future period.

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

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. For subsidiaries or consolidated affiliates with a functional currency other than the U.S. dollar, the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. For the three and nine months ended January 31, 2009, the Company recorded remeasurement losses of $98,000 and $0.9 million, respectively, in “Other expense, net.” For the three and nine months ended January 31, 2008, the Company recorded remeasurement gains (losses) of $2,000 and ($4,000), respectively, in “Other expense, net.”

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of government bonds, certificates of deposit and money market funds. (See Note 10.)

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

The Company records a provision to reduce the carrying value of inventories to their net realizable value when the Company believes that the net realizable value is less than cost. The Company also records a provision for the cost of inventories when the number of units on hand exceeds the number of units that the Company forecasts will be sold over a certain period of time, generally 12 months. Where necessary, these provisions take into account the inventories owned and not yet sold by certain of the Company’s distributors. The recording of these provisions establishes a new and lower cost basis for each specifically identified inventory item, and the Company does not restore the cost basis to its original level regardless of any subsequent changes in facts or circumstances. Recoveries are only recognized upon the sale of previously written-down inventories.

Goodwill

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit (the Company has one reporting unit) to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded. During the three months ended October 31, 2008, the Company recorded an impairment charge of $7.5 million to write-off the carrying value of goodwill. (See Note 7.)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss for the three months ended January 31, 2009 was $18.4 million and included a net loss, unrealized gains from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive loss for the nine months ended January 31, 2009 was $18.1 million and included a net loss, unrealized gains from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for the three months ended January 31, 2008 was $22.6 million and included net income,

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

unrealized gains (losses) from available-for-sale securities and foreign currency translation gains (losses) from foreign subsidiaries. Comprehensive income for the nine months ended January 31, 2008 was $52.1 million and included net income, the impact of the initial adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”)  on retained earnings, unrealized gains (losses) from available-for-sale securities and translation gains (losses) from foreign subsidiaries.

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

For shipment of products sold to distributors under agreements allowing for returns or credits, title and the risk of ownership to the products transfer to the distributor upon shipment, and the distributor is obligated to pay for the products whether or not the distributor has sold them at the time payment is due. Under the terms of the Company’s agreements with such distributors and subject to the Company’s prior approval, distributors are entitled to reclaim from the Company as price adjustments the difference, if any, between the prices at which the Company sold the product to the distributors and the prices at which the product is subsequently sold by the distributor. In addition, distributors have limited rights to return inventory that they determine is in excess of their requirements, and accordingly, in determining the appropriate level of provision for excess and obsolete inventory, the Company takes into account the inventories held by its distributors. For these reasons, prices and revenues are not fixed or determinable until the distributor resells the products to the Company’s end-user customers and the distributor notifies the Company in writing of the details of such sales transactions. Accordingly, the Company recognizes revenue using the “sell-through” method. Under the “sell-through” method, the Company defers the revenue, adjustments to revenue and the related costs of revenue until the final resale of such products to end customers. The amounts billed to these distributors and adjustments to revenue and the cost of inventory shipped to, but not yet sold by, the distributors are shown net on the Condensed Consolidated Balance Sheets as “Deferred revenues, less cost of revenues.”

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. It requires qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about fair value amounts of gains and losses on derivative instruments. In September 2008, FASB issued Financial Staff Position (“FSP”) SFAS No. 133-1 and FASB Interpretation No. (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS No. 133-1 and FIN 45-4”). FSP SFAS No. 133-1 and FIN 45-4 clarifies that SFAS No. 161 is effective for any reporting period beginning after November 15, 2008. SFAS

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

No. 161 is effective for the Company’s fourth quarter of fiscal 2009. The Company does not expect the adoption of SFAS No. 161 in its fourth quarter of fiscal 2009 to have any material effect on its financial position, results of operations or cash flows.

FSP SFAS No. 133-1 and FIN 45-4 also amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require enhanced disclosures about credit derivatives and guarantees, and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The provisions of FSP SFAS No. 133-1 and FIN 45-4 that amended SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The Company’s adoption of FSP SFAS No. 133-1 and FIN 45-4 did not have any material effect on its financial position, results of operations or cash flows.

In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations” (“EITF No. 08-06”). Under EITF No. 08-06, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, and any resulting gain or loss shall be recognized in earnings. EITF No. 08-06 is effective in fiscal years beginning after December 15, 2008 and the Company is required to adopt it in the first quarter of its fiscal 2010. The Company is currently evaluating the impact EITF No. 08-06 may have on its financial position, results of operations and cash flows.

In December 2008, FASB issued FSP SFAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS No. 140-4 and FIN 46(R)-8”). FSP SFAS No. 140-4 and FIN 46(R)-8 amends FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46(R), to require public enterprises, including sponsors that have a variable interest in a variable interest entity (“VIE”), to provide additional disclosures about their involvement with the VIE. FSP SFAS No. 140-4 and FIN 46(R)-8 is effective immediately. The Company’s adoption of FSP SFAS No. 140-4 and FIN 46(R)-8 did not have any material effect on the Company’s financial position, results of operations or cash flows.

Note 3 — Short-Term Investments

Available-for-sale securities at January 31, 2009 and April 30, 2008 were as follows (in thousands):

	As of January 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$4,205	$—	$—	$4,205
U.S. government debt securities with maturities less than one year	34,460	36	—	34,496
	$38,665	$36	$—	$38,701
Contractual maturity dates, less than one year				$38,701

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

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
				$51,993

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

Note 4 — Balance Sheet Accounts (in thousands)

		January 31,	April 30,
		2009	2008
	Cash and cash equivalents:
	Cash	$101,133	$23,453
	Money market funds and certificates of deposit	123,880	193,887
		$225,013	$217,340

	Accounts receivable, net:
	Accounts receivable	$51,361	$109,452
Less:	Allowance for doubtful accounts	(910)	(1,080)
	Allowance for sales returns	(3,987)	(3,034)
		$46,464	$105,338

	Inventories:
	Work in progress	$43,620	$52,614
	Finished goods	102,855	62,513
		$146,475	$115,127

	Prepaid expenses and other current assets:
	Prepaid expenses	$6,562	$5,091
	Deposits and other	2,343	1,604
	Interest receivable	52	735
		$8,957	$7,430

	Property, plant and equipment, net:
	Land (1)	$13,000	$13,000
	Buildings and land use right (1)	39,234	26,135
	Buildings/leasehold improvements	17,110	5,745
	Machinery and equipment	50,619	39,913
	Furniture and fixtures	4,826	794
	Software	6,079	2,780
	Construction in progress	16,603	25,977
		147,471	114,344
	Less: Accumulated depreciation and amortization	(28,601)	(21,893)
		$118,870	$92,451

	Other long-term assets:
	Deferred income tax assets – non-current	$15,847	$13,058
	Prepaid wafer credits	2,990	4,000
	Long-term employee loan receivable	1,000	1,000
	Other long-term assets	843	898
		$20,680	$18,956

	Accrued expenses and other current liabilities:
	Employee compensation	$3,385	$6,726
	Third party commissions	1,226	1,970
	Professional services	2,228	2,523
	Noncancelable purchase commitments	409	283
	Distributor pricing adjustments	2,680	3,416
	Deferred income tax liabilities – current	13	38
	Other	1,355	2,113
		$11,296	$17,069

	Other long-term liabilities:
	Deferred income tax liabilities – non-current	$3,331	$4,726
	Interest rate swaps	5,104	2,229
		$8,435	$6,955

(1)          Prior year balances have been reclassified to conform to current year presentations. These reclassifications had no impact on the previously reported asset balances, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of January 31, 2009 and April 30, 2008 consisted of the following (in thousands):

	January 31,	April 30,
	2009	2008
VisEra	$69,914	$68,593
WLCSP	10,744	10,293
XinTec	4,661	4,661
ImPac	2,563	1,872
Total	$87,882	$85,419

VisEra Technologies Company, Ltd.

In August 2005, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Amended VisEra Agreement”) with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), VisEra Technologies Company, Ltd. (“VisEra”), and VisEra Holding Company (“VisEra Cayman”). The Amended VisEra Agreement amended and restated the original Shareholders’ Agreement (the “VisEra Agreement”) that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In November 2003, pursuant to the terms of the VisEra Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands and VisEra became a subsidiary of VisEra Cayman.

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

For the Three and Nine Months Ended January 31, 2009 and 2008

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

All other material terms of the VisEra Agreement remain in effect. (See Notes 16 and 17.)

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

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), the Company will not amortize. This amount is recorded as a portion of the Company’s investment in WLCSP. The Company will amortize the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years.

The Company accounts for its investment in WLCSP under the equity method. For the three and nine months ended January 31, 2009, the Company recorded equity income of $39,000 and $451,000, respectively, in “Other expense, net,” consisting of its portion of the net income recorded by WLCSP during the periods, partially offset by equity method investment adjustments. For the three and nine months ended January 31, 2008, the Company recorded equity income of $0.8 million and $0.9 million, respectively, in “Other expense, net,” consisting of its portion of the net income recorded by WLCSP during the periods, partially offset by an equity method investment adjustment. (See Note 17.)

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

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

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

ImPac Technology Co., Ltd.

In 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac’s equity. During fiscal 2004, the Company’s equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. In July 2008, the Company purchased additional shares in ImPac for $1.4 million. This increased the Company’s ownership in ImPac to 25.7%. The Company’s purchases from ImPac are at arm’s length, and the Company accounts for this investment using the equity method. The Company recorded an equity loss of $150,000 and $0.7 million, respectively, in “Other expense, net,” as its portion of ImPac’s net loss for the three and nine months ended January 31, 2009. The Company recorded an equity loss of $38,000 and $244,000, respectively, in “Other expense, net,” as its portion of ImPac’s net loss for the three and nine months ended January 31, 2008.

The following table presents the summary combined financial information of ImPac, VisEra and WLCSP, as derived from their financial statements for the three and nine months ended January 31, 2009 and 2008 and prepared under GAAP (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Operating data:
Revenues	$19,280	$36,934	$77,274	$114,063
Gross profit	4,139	13,373	17,225	32,856
Income from operations	1,261	10,036	7,635	22,071
Net income	$2,901	$7,327	$5,480	$15,397

The amount of consolidated retained earnings that represent undistributed earnings of the investees accounted for by the equity method totaled $16.9 million and $14.8 million at January 31, 2009 and April 30, 2008, respectively.

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

In April 2007, SOI became listed on the Taiwan GreTai Securities Market (“TGSM”). The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding. From time to time, SOI also issues shares to its employees as a bonus, which dilutes the Company’s ownership percentage. The Company’s ownership percentage in SOI was 43.9% as of both January 31, 2009 and April 30, 2008.

During the nine months ended January 31, 2009, SOI paid a cash dividend of approximately $359,000, of which the Company received $158,000. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

Note 7 — Goodwill and Intangible Assets

During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in the Company’s market capitalization and the global economic downturn, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). As a result, the Company performed interim impairment tests on goodwill and certain other long-lived tangible and intangible assets as of October 31, 2008.

Goodwill

Under the two-step process as mandated by SFAS No. 142, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s fair value to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill, and the fair value of the reporting unit. Because the Company has only one reporting unit under SFAS No. 142, the Company utilized an enterprise wide approach to assess goodwill for impairment. The Company first concluded that its market capitalization was significantly lower than its net book value as of October 31, 2008, indicating potential goodwill impairment. The Company then determined the fair value of the enterprise by using the present value technique, based in part, upon an independent valuation. The present value techniques uses the Company’s estimate future discounted cash flows to determine the enterprise fair value. The fair value of the enterprise was reconciled to the Company’s overall market capitalization as of October 31, 2008. By comparing the fair value to net assets other than goodwill, the Company recorded a goodwill impairment charge of $7.5 million, which was included in “Goodwill impairment” for the nine months ended January 31, 2009.

The change to the carrying value of the Company’s goodwill from May 1, 2008 through January 31, 2009 is reflected below:

Goodwill
Balance at May 1, 2008	$7,541
Goodwill impairment	(7,541)
Balance at January 31, 2009	$—

Intangible Assets

The Company also tested its long-lived assets, including its intangible assets as of October 31, 2008, for potential impairment. Under SFAS No. 144, potential impairment assessments are preceded by recoverability tests where undiscounted expected future cash flows would be compared to carrying amounts of asset groups. If the carrying amount is less than the undiscounted expected future cash flows, the Company will not recognize any asset impairment loss. Based on the recoverability analysis, the Company determined that the undiscounted expected future cash flows as generated by the Company’s primary asset group, which is its supply chain assets, exceeded the asset carrying values. Consequently, the Company did not record any impairment of its intangible assets or its other long-lived assets.

Intangible assets as of January 31, 2009 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$13,350	$4,450
Patents and licenses	13,487	9,258	4,229
Trademarks and tradenames	1,400	1,050	350
Customer relationships	100	100	—
Intangible assets, net	$32,787	$23,758	$9,029

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

Intangible assets as of April 30, 2008 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$10,680	$7,120
Patents and licenses	13,487	7,239	6,248
Trademarks and tradenames	1,400	840	560
Customer relationships	100	100	—
Intangible assets, net	$32,787	$18,859	$13,928

For the three and nine months ended January 31, 2009, the Company amortized $1.6 million and $4.9 million, respectively, of its intangible assets. For the three and nine months ended January 31, 2008, the Company amortized $1.6 million and $4.9 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2009	$1,633
2010	6,386
2011	973
2012	37
Total	$9,029

Note 8 — Borrowing Arrangements

The following table shows the Company’s debt and capital lease obligations (in thousands):

	January 31, 2009	April 30, 2008

Mortgage loan	$26,560	$27,347
Term loan	10,750	6,000
Capital lease obligations	16	134
	37,326	33,481
Less: amount due within one year	(3,570)	(651)
Non-current portion of long-term debt	$33,756	$32,830

At January 31, 2009, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Capital Lease	Total
2009	$888	$16	$904
2010	3,554	—	3,554
2011	3,554	—	3,554
2012	3,554	—	3,554
2013	1,554	—	1,554
Thereafter	24,206	—	24,206
Total	$37,310	$16	$37,326

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

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

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

Interest rates under the Mortgage Loan were 1.3% and 3.6% at January 31, 2009 and April 30, 2008, respectively. Interest rates under the Term Loan were 1.7% and 4.0% at January 31, 2009 and April 30, 2008, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of January 31, 2009.

In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to effectively convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.3% per annum and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. In July 2008, in connection with the Term Loan, the Company entered into a second interest rate swap with the bank to effectively convert the variable interest rate described above to a fixed rate. This second swap is for a period of four years. The Company is the fixed rate payer and the rate is fixed at 4.3% per annum and the effective rate on the Term Loan is fixed at approximately 5.5%. The Company remeasures both swaps at fair values at each balance sheet date and records them as either assets or liabilities, depending on whether the fair value represents net gains or net losses. As of January 31, 2009 and April 30, 2008, the Company recorded $5.1 million and $2.2 million, respectively, in “Other long-term liabilities.” For the three and nine months ended January 31, 2009, the Company recorded expense of $2.7 million and $2.9 million, respectively, in “Other expense, net.” For the three and nine months ended January 31, 2008, the Company recorded losses of $1.8 million and $2.0 million, respectively, in “Other expense, net.”

Lines of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At January 31, 2009 and April 30, 2008, there were no borrowings outstanding under these facilities.

Capital Lease Obligations

In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through May 2009. Accordingly, the Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. As of January 31, 2009, $16,000 was outstanding under the capital lease and was classified as a short-term obligation. As of April 30, 2008, $134,000 was outstanding under the capital lease and $133,000 was classified as a short-term obligation.

Note 9 — Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed according to the treasury stock method using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options, restricted stock units and employee stock purchase plan shares. For the three and nine months ended January 31, 2009, the Company excluded all options and restricted stock units outstanding as the Company recorded a net loss of $18.2 million and $17.3 million, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

The Company’s earnings per share were calculated under the provisions of the SFAS No. 128, “Earnings Per Share,” (“SFAS No. 128”). SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. Through January 31, 2009, SOI issued options to various of its employees exercisable for 2,700,000 shares of its common stock. In the calculation of its earnings per share for the three and nine months ended January 31, 2009 and 2008, the Company included the effect of SOI’s options in its consolidated earnings per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Basic:
Numerator:
Net income (loss)	$(18,191)	$22,463	$(17,271)	$55,950

Denominator:
Weighted average common shares for net income (loss) per share	50,036	55,386	50,682	55,041

Basic net income (loss) per share	$(0.36)	$0.41	$(0.34)	$1.02

Diluted:
Numerator:
Net income (loss)	$(18,191)	$22,463	$(17,271)	$55,950
Dilutive effect of SOI consolidation	—	(1)	—	—
Net income (loss) for diluted computation	$(18,191)	$22,462	$(17,271)	$55,950

Denominator:
Denominator for basic net income (loss) per share	50,036	55,386	50,682	55,041
Weighted average effect of dilutive securities:
Stock options, restricted stock units, and employee stock purchase plan shares	—	441	—	542
Weighted average common shares for diluted net income (loss) per share	50,036	55,827	50,682	55,583

Diluted net income (loss) per share	$(0.36)	$0.40	$(0.34)	$1.01

Note 10 — Fair Value Measurements

Effective May 1, 2008, the Company adopted the provisions of SFAS No. 157, as amended. The adoption of this standard was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

•                  Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

•                  Level 2 — Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•                  Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of January 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$117,363	$117,363	$—	$—
Certificates of deposit	10,722	—	10,722	—
Debt securities issued by U.S. government agencies	34,496	—	34,496	—
Total assets	$162,581	$117,363	$45,218	$—
Interest rate swaps	$(5,104)	$—	$(5,104)	$—
Total liabilities	$(5,104)	$—	$(5,104)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of January 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$123,880	$117,363	$6,517	$—
Short-term investments	38,701	—	38,701	—
Total assets	$162,581	$117,363	$45,218	$—
Interest rate swaps	$(5,104)	$—	$(5,104)	$—
Total liabilities	$(5,104)	$—	$(5,104)	$—

Note 11 — Segment and Geographic Information

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three and nine months ended January 31, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
OEMs and VARs	63.6%	69.1%	59.9%	67.6%
Distributors	36.4	30.9	40.1	32.4
Total	100.0%	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
China	$58,417	$192,684	$315,517	$545,191
Malaysia	2,185	15,449	32,842	28,239
United States	12,991	3,282	30,262	7,170
Taiwan	4,387	11,542	29,902	42,145
All other	2,066	1,964	9,737	7,932
Total	$80,046	$224,921	$418,260	$630,677

The Company’s long-lived assets, including its equity method investments, are located in the following countries (in thousands):

	January 31,	April 30,
	2009	2008
Taiwan	$91,369	$83,829
United States	66,700	56,899
China	52,018	41,550
All other	498	489
Total	$210,585	$182,767

Note 12 — Employee Stock Purchase, Equity Incentive and Stock Option Plans

2007 Equity Incentive Plan

In September 2007, on the recommendation of the Company’s board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company’s common stock on the date of grant. Through January 31, 2009, the Company had granted stock options for approximately 496,000 shares and 548,000 restricted stock units to employees under the 2007 Plan. In general, the Company’s stock option awards have a maximum contractual term of ten years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. In July 2008, the Company also granted approximately 196,000 performance shares to certain employees. These 196,000 shares represent the “target” number of shares of common stock that will be issued if certain performance goals are achieved. The actual number of shares to be issued will be determined at the end of a one-year performance period, and can range from 0% to 175% of the target number, depending on the degree of achievement then of the performance goals. After determining the final share count, the awards will vest over two years.

In November 2007, the Company’s board of directors approved the termination of the Company’s 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

The Company’s equity incentive and stock-based compensation plans as of January 31, 2009 are summarized as follows (in thousands):

		Shares		Restricted	Performance
	Shares	Available	Options	Stock Units	Shares
Name of Plan	Authorized	for Grant	Outstanding	Outstanding	Outstanding(1)
1995 Stock Plan	—	—	38	—	—
2000 Stock Plan	—	—	12,951	—	—
2000 Director Option Plan	—	—	287	—	—
2007 Plan	6,000	3,944	615	525	196
Total	6,000	3,944	13,891	525	196

(1)  Represents targeted issuance. The actual number of shares of common stock that will be issued in connection with the performance shares will be determined at the end of a one-year performance period.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

Stock-Based Compensation Award Activity

The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the nine months ended January 31, 2009:

		Options Outstanding		Restricted Stock Units Outstanding	Performance Shares Outstanding	Restricted Stock Units and Performance Shares
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
Balance at May 1, 2008		13,807	$18.18	—	—	$—
Shares available for grant at May 1, 2008	5,846
Stock options granted	(496)	496	11.95
Stock options exercised	—	(61)	5.15
Stock options expired or forfeited	35	(351)	18.92
Restricted stock units granted (1)	(1,096)			548		11.46
Restricted stock units expired or forfeited (1)	46			(23)		11.84
Performance shares granted (1) (2)	(391)				196	11.95
Balance at January 31, 2009 — shares available for grant	3,944
Balance at January 31, 2009 — options		13,891	18.00
Balance at January 31, 2009 — restricted stock units				525		11.46
Balance at January 31, 2009 — performance shares					196	11.95
Exercisable at January 31, 2009		10,274	18.06
Vested and expected to vest at January 31, 2009 — options		13,526	$18.03
Vested and expected to vest at January 31, 2009 — restricted stock units				423		$11.46
Vested and expected to vest at January 31, 2009 — performance shares					150	$11.95

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

The total intrinsic value of options exercised during the three and nine months ended January 31, 2009 was $7,000 and $493,000, respectively. Total cash received from employees as a result of employee stock option exercises during the three and nine months ended January 31, 2009 was approximately $15,000 and $315,000, respectively.

As of January 31, 2009, net of forfeitures, there was $28.6 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.9 years. As of January 31, 2009, net of forfeitures, there was $4.5 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.4 years. For the Company’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), as of January 31, 2009, there was $2.8 million of unrecognized compensation expense which the Company expects to recognize over a weighted average period of 0.9 years. As of April 30, 2008, net of forfeitures, there was $43.0 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.3 years.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

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

The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted was $3.19 and $5.02 in the three and nine months ended January 31, 2009, respectively. The per share weighted average estimated grant date fair value for employee options granted was $9.01 and $7.11 in the three and nine months ended January 31, 2008, respectively. The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three and nine months ended January 31, 2009 and 2008:

	Employee Stock Option Plans
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Risk-free interest rate	1.89%	3.08%	2.96%	4.77%
Expected term of options (in years)	4.6	4.0	4.1	4.0
Expected volatility	67.0%	57.0%	50.5%	52.5%
Expected dividend yield	0%	0%	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2009 was $2.66 and $4.21, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and nine months ended January 31, 2008 was $5.62 for both periods.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Risk-free interest rate	1.92%	4.74%	3.33%	4.89%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	52.7%	39.5%	46.1%	45.7%
Expected dividend yield	0%	0%	0%	0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

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

Note 13 — Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the nine months ended January 31, 2009 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2008	$373,024
Exercise of stock options	315
Employee stock purchase plan	4,125
Employee stock-based compensation	20,131
Deferred tax asset write-off	(381)
Balance at January 31, 2009	$397,214

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

In February 2007, the Company’s board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as it deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of January 31, 2008, the Company had cumulatively repurchased 6,671,000 shares of its common stock under the open-market program for an aggregate cost of approximately $99.1 million.

Note 15 — Income Taxes

The Company recorded a benefit from income taxes of $0.9 million for the three months ended January 31, 2009 and a provision for income taxes of $5.1 million for the three months ended January 31, 2008, resulting in effective tax rates of 4.8% and 18.6% for the respective periods. As required by Financial Accounting Standard Board interpretation No.18 (“FIN 18”), “Accounting for Income Taxes in Interim Periods, an interpretation of Accounting Principal Board Opinion No. 28,” the Company excluded from the current fiscal year’s overall estimation of the annual effective tax rate one jurisdiction with losses for which no benefit can be realized. During the three months ended January 31, 2009, the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

Company accrued an additional $0.5 million of interest related to the Company’s unrecognized tax benefits determined in accordance with FIN 48.

The Company generated approximately $18.9 million in loss before income taxes and minority interest for the nine months ended January 31, 2009 and $64.9 million in income before income taxes and minority interest for the nine months ended January 31, 2008. The Company recorded a benefit from income taxes of approximately $1.0 million for the nine months ended January 31, 2009 and a provision for income taxes of approximately $8.9 million for the nine months ended January 31, 2008, resulting in effective tax rates of 5.3% and 13.8% for the respective periods. During the nine months ended January 31, 2009, the Company accrued an additional $1.6 million of interest related to the Company’s unrecognized tax benefits determined in accordance with FIN 48.

Note 16 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”) which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $33.6 million to develop the land and construct facilities, which amount includes the Purchase Price. As of January 31, 2009, the Company has already contributed $12.0 million of the $33.6 million total investment. Construction of the facilities on the land has commenced and according to the Purchase Agreement, construction must be completed by June 30, 2009, subject to an additional one-year extension under limited circumstances. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use OTC’s registered capital to partially fund its commitment to this project.

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology, Co. Ltd, a new wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. During the three months ended January 31, 2009, the Company contributed $1.5 million, as required under the terms of its capital commitment. The Company is required to contribute the remaining $8.5 million of a $10.0 million commitment by October 2010.

The Company has various commitments arising from the Amended VisEra Agreement, and the subsequent amendments to it. In particular, as of January 31, 2009, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through January 31, 2009, the Company has contributed $51.6 million to VisEra and VisEra Cayman and, as of January 31, 2009, the Company has effectively met its commitment under the terms of this agreement. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman. To the extent, if any that the value of assets contributed in the future exceeds the value of the Company’s commitment, the Company will receive cash from VisEra Cayman. (See Notes 5 and 17.)

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

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including OmniVision, that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The action involving OmniVision is not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the current settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the Court largely denied the test case defendants’ motion to dismiss the amended complaints. The parties have reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

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

On March 6, 2009, Panavision Imaging, LLC (“Panavision”) filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. The Company is in the initial stages of reviewing and investigating the complaint and expects to vigorously defend itself against Panavision’s allegations. At

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

Note 17 — Related Party Transactions

In May 2006, the Company consummated a loan agreement with one of its employees. Under the terms of the agreement, which the board of directors approved in fiscal 2004, the Company extended to the employee a three-year $1.0 million loan with an imputed interest rate of approximately five percent per annum which matures on May 12, 2009. The loan is secured by a deed of trust and may be extended, subject to mutual consent of the parties. The Company intends to extend the terms of the loan for one additional year.

During the three months ended January 31, 2007, the Company and ImPac agreed to initiate payment of licensing fees for the use of certain software developed by ImPac at OmniVision Semiconductor (Shanghai) Co. Ltd., the Company’s wholly-owned subsidiary in China. During the three and nine months ended January 31, 2009, the Company paid ImPac a nominal amount for software licensing fees. During the three and nine months ended January 31, 2008, the Company paid ImPac approximately $29,000 and $119,000, respectively, in software licensing fees. In addition, the Company paid ImPac approximately $1.9 million and $7.8 million for manufacturing services for the three and nine months ended January 31, 2009, respectively. In addition, for the three and nine months ended January 31, 2008, the Company paid ImPac approximately $3.8 million and $10.2 million, respectively, for manufacturing services. During fiscal 2008, the Company loaned $1.3 million to ImPac for the purpose of expanding its manufacturing capacities for a term of one year, but can be extended upon mutual consent of the parties for one year. The loan is fully collateralized by assets held by ImPac. (See Note 5.) In August, 2008, the Company entered into an additional agreement with ImPac under which the Company agreed to place certain manufacturing equipment with ImPac on a consignment basis for a period of up to five years.

The Company consolidated VisEra’s operating results from August 1, 2005 to December 31, 2006. Subsequently, the Company has accounted for its investment in VisEra under the equity method. For the three and nine months ended January 31, 2009, the Company paid $12.7 million and $49.1 million, respectively, to VisEra for color filter and other manufacturing services. For the three and nine months ended January 31, 2008, the Company paid $21.6 million and $78.3 million, respectively, to VisEra for color filter and other manufacturing services.

In May 2007, the Company purchased a 19.98% ownership in WLCSP for $9.0 million. For the three and nine months ended January 31, 2009, the Company paid zero and $433,000, respectively, to WLCSP for chip scale packaging services. For the three and nine months ended January 31, 2008, the Company paid $6.2 million and $14.2 million to WLCSP for chip scale packaging services.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2009 and 2008

(unaudited)

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged in with related parties in the ordinary course of business in the three and nine months ended January 31, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
SOI transactions with:
ImPac:
Purchases of manufacturing services	$33	$290	$534	$1,390
Balance payable at period end, net	18	222	18	222
PSC:
Purchases of wafers	4	762	1,872	5,277
Rent and other services	18	14	53	41
Balance payable at period end, net	8	413	8	413
VisEra:
Purchases of manufacturing services	5	5	5	5
Balance payable at period end	5	5	5	5

VisEra transactions with:
TSMC:
Sales to TSMC	192	579	1,293	1,674
Purchases of manufacturing services	—	287	—	891
Rent, utilities and other services	—	1,500	—	5,275
Balance receivable at period end, net	138	—	138	—
Balance payable at period end, net	—	822	—	822
WLCSP:
Purchases of manufacturing services	—	—	—	1,531
SOI:
Sales to SOI	5	5	5	5
Balance receivable at period end	$5	$5	$5	$5

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will”  and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods,  the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the development, introduction and capabilities of new products, future sales of our products outside the United States, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, future expenses we expect to incur, our future investments, our working capital requirements in fiscal 2009 and thereafter, the effect of a change in foreign currency rates, the effect of a fluctuation in the value of the U.S. dollar, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 52 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision and OmniPixel are registered trademarks of OmniVision Technologies, Inc. CameraChip, CameraCube, OmniBSI, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP, the OmniVision logo, SquareGA and TrueFocus are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of OmniVision CDM Optics, Inc.

Overview

We design, develop and market high performance, highly integrated and cost efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we refer to by the name CameraChip™ image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. Recently, we have also integrated our CameraChip image sensors with wafer-level optics, which we refer to as CameraCube™ imaging devices. Our CameraCube imaging device is a small footprint, total camera solution that we believe will enable the further miniaturization of camera products. We believe that our highly integrated image sensors and imaging devices enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost effective and more power efficient than cameras using traditional charge-coupled devices, or CCDs.

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

In May 2007, we announced the introduction of our OmniPixel3™ architecture. The OmniPixel3 architecture represents a further refinement and pixel size reduction of our OmniPixel2™ and OmniPixel® architectures, which we introduced in September 2005 and August 2004, respectively.

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

In addition to increasing the amount of light the image sensor can collect, our OmniBSI architecture significantly increases the quantum efficiency and reduces the cross talk of the sensor. Increasing the quantum efficiency increases the quality of the sensor’s color reproduction. Reducing cross-talk reduces electrical noise, which produces sharper images and better color.

Capturing light on the back side of the image sensor also allows us to reduce the distance the light has to travel to the pixels, and thus provide a wider angle of light acceptance. Widening the angle of acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera.

In February 2009, we announced the introduction of our CameraCube technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of CameraChip and wafer-level optics in one compact, small-footprint package. Our CameraCube devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCube solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers.

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

In May 2008, we also introduced the OV5633, another 1/3-inch 5-megapixel CameraChip image sensor. This image sensor has all of the same functionality as the OV5630, but employs a different chief ray angle to suit the specific lens requirements of the digital still camera, or DSC, market.

In June 2008, we introduced the OV3647, a ¼-inch 3-megapixel image sensor that supports the mobile display digital interface, or MDDI. The OV3647 is also equipped with a standard parallel interface which has the unique ability to act as an input for a secondary camera, so it can share the MDDI interface while also functioning as an MDDI hub. Sharing the MDDI reduces the number of interconnects to the Baseband processor, which increases reliability, reduces power consumption and enables rapid two-way data transfer. Sharing the MDDI also eliminates high frequency electro-magnetic interference, or EMI, issues, which often have adverse effects on system performance. The OV3647 is small enough to enable 7 x 7 x 5 mm camera modules with a very short optical track, and thus is versatile enough to work well both with fixed focus and auto-focus modules. The OV3647’s embedded one-time programmable memory is designed for part recognition and simplification of module designs using different lenses. In addition to targeting the mobile phone market, the OV3647 is well-suited to applications in the DSC, notebook and personal computer and toy sectors.

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

In October 2008, we announced that the ¼-inch, all digital OV7710 VGA CameraChip sensor is in volume production and has shipped to multiple top-tier automotive customers.

In November 2008, we introduced two new devices based on our OmniPixel3-HS architecture. The first device is the OV6930, a SquareGA (400 x 400 pixels) CameraChip image sensor with a 1/10-inch form factor. It uses 3 µm OmniPixel3-HS pixels, which enables it to achieve low-light performance of 3,300 mV/(Lux-sec). OV6930 is positioned for the medical device market. The second device is the OV9710 in quad flat package, or QFP. It is a 1-megapixel image sensor designed specifically for advanced automotive vision and sensing systems.

In January 2009, we introduced the OV7740, a 1/5-inch VGA CameraChip image sensor with 4.2 µm pixels based on the OmniPixel3-HS architecture. It is capable of operating at 60 FPS in VGA resolution, and 120 FPS in QVGA resolution. OV7740 is appropriate for leading-edge notebook PC and webcam designs. OV7740 is also an ideal solution for security, surveillance, automotive and games and toy applications.

In February 2009, as part of our CameraCube technology announcement, we introduced two new CameraCube imaging devices. The first product is the OVM6680. It is has a SquareGA resolution. The second product is the OVM7680, and it has a VGA resolution.

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

As a result of the additional investment that TSMC and we made in VisEra under the Amended VisEra Agreement, TSMC’s and our interest each increased from 25.0% to 43.0%, and consequently we re-evaluated our accounting for VisEra in accordance with Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN 46(R). We concluded that, as a

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

Effective January 1, 2007, by mutual agreement, we assumed responsibility for the logistics management services previously provided to us by VisEra. As a consequence, we concluded that we were no longer the primary beneficiary of the joint venture and that VisEra had ceased to be a VIE, as defined under FIN 46(R). As a result, we deconsolidated VisEra as of the date of the change. As a consequence of the deconsolidation, effective January 1, 2007, we account for our investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on our reported revenue or reported net income for fiscal 2007 or 2008. See Note 5 — “Long-term Investments” to our consolidated financial statements.

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

In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. SOI also issued shares to its employees in July 2006, with an estimated fair value of $459,000 which caused our ownership percentage to decline from 49.0% to 46.6%. In April 2007, SOI became listed on the Taiwan GreTai Securities Market, or TGSM. The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding. From time to time, SOI also issues shares to its employees as a bonus which further dilutes our ownership percentage. As of January 31, 2009, we owned 43.9% of SOI. See Note 6 — “Consolidated Affiliate — Silicon Optronics, Inc.” and Note 17 — “Related Party Transactions” to our condensed consolidated financial statements.

Acquisition of CDM

In April 2005, we completed the acquisition of OmniVision CDM Optics, Inc., or CDM, formerly CDM Optics, Inc. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. We expect that it will significantly reduce the size and complexity of the auto-focus function on future camera modules utilizing our image sensors. Because the image is always in focus, Wavefront Coding technology also eliminates the time-delay inherent in conventional auto or manually focused camera systems. The closing consideration for the acquisition consisted of $10.0 million in cash and approximately 515,000 shares of our common stock. In addition, we are obligated to pay $10.0 million in cash, if and when we sell a pre-determined number of products incorporating CDM’s technology, prior to April 30, 2009.

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

During the second quarter of fiscal 2009, we performed our “Goodwill” impairment analysis in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. The reduction of our market capitalization and the global economic downturn prompted our management to perform such analysis. From the analysis, we recorded a full impairment of $7.5 million of the “Goodwill” related to our acquisition of CDM.

Capital Resources

As of January 31, 2009, we held approximately $225.0 million in cash and cash equivalents and approximately $38.7 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

In June 2005, our board of directors authorized us to use up to $100.0 million of our available cash under an open-market program to repurchase our common stock. At the expiration of the program in June 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100.0 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of January 31, 2009, we had cumulatively repurchased 6,671,000 shares of our common stock under this open-market program for an aggregate cost of approximately $99.1 million. See Note 14 — “Treasury Stock” to our condensed consolidated financial statements.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks and other financial institutions, reduced corporate spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. The image sensor market has been negatively impacted by the current global economic environment. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products in response to tighter credit, negative financial news and the continued uncertainty of the global economy. End customer demand has decreased significantly throughout the industry, affecting all consumer electronic products, security products and products for the automotive industry.  Consequently, the overall demand for image sensors has also decreased. This decrease in demand is having a significant impact on our revenues, results of operations and overall business. Our revenues for the three-month period ended January 31, 2009 were lower than similar historical periods. In addition, the current global economic environment has negatively impacted our business outlook and we expect that our revenues in the three-month period ending April 30, 2009, will be lower than our reported revenues for the three-month period ended January 31, 2009.

These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers, resulting in product delays, inability of customers to obtain credit to finance purchases of our

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

products, customer insolvencies, increased pricing pressures, restructuring expenses and associated diversion of management’s attention, excess inventory and increased difficulty in accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

Market Environment

We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and personal computer market, the DSC market, the security and surveillance market, the toys and games market, and the automotive and medical markets.

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

The overwhelming majority of sales of our products depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than one billion CameraChip image sensors, including approximately 270 million for the nine months ended January 31, 2009. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to an investee joint venture company. With our new CameraCube products, we also collaborated with the industry’s leading wafer-level lens suppliers, and outsourced the assembly process to third parties. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

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

We currently perform the final testing of the majority of our products at our own facility in China. As necessary, we will make further investments to expand our testing and production capacity as well as our overall capability to design additional custom products for our customers.

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

Many of the products using our image sensors, such as mobile phones, notebook and personal computers, DSCs and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the current economic downturn, we expect to see weaker than normal conditions in all of these markets in the fourth quarter of fiscal 2009. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented will be deferred until the current global economic conditions improve.

We also believe that, like the DSC market, mobile phone and notebook and personal computer demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market and the recent introduction of the netbook product segment within the notebook computer market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Micron, Samsung, Sharp, Sony, ST Microelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, notebook and personal computers and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. We recently introduced our new CameraCube products. Depending on the adoption rate and unit volume, we believe these products may partially mitigate the rate of ASP decline. In order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin will decline.

As part of our ongoing efforts to achieve both higher resolutions and smaller chip sizes, we initiated mass production volumes of our OmniPixel3 sensors with 0.11 µm process technologies in January 2008. More recently, in September 2008, we introduced two devices based on our 1.4 micron OmniBSI architecture. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as

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

For shipment of products sold to distributors under agreements allowing for returns or credits, title and the risk of ownership to the products transfer to the distributor upon shipment, and the distributor is obligated to pay for the products whether or not the distributor has sold them at the time payment is due. Under the terms of our agreements with such distributors and subject to our prior approval, distributors are entitled to reclaim from us as price adjustments the difference, if any, between the prices at which we sold the product to the distributors and the prices at which the product is subsequently sold by the distributor. In addition, distributors have limited rights to return inventory that they determine is in excess of their requirements, and accordingly, in determining the appropriate level of provision for excess and obsolete inventory, we take into account the inventories held by our distributors. For these reasons, prices and revenues are not fixed or determinable until the distributor resells the products to our end-user customers and the distributor notifies us in writing of the details of such sales transactions. Accordingly, we recognize revenue using the “sell-through” method. Under the “sell-through” method, we defer the revenue, adjustments to revenue and the related costs of revenue until the final resale of such products to end customers. The amounts billed to these distributors and adjustments to revenue and the cost of inventory shipped to, but not yet sold by, the distributors are shown net on the Consolidated Balance Sheets as “Deferred revenues, less cost of revenues.”

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.6	72.9	75.4	74.6
Gross margin	22.4	27.1	24.6	25.4
Operating expenses:
Research, development and related	26.0	9.0	15.4	9.1
Selling, general and administrative	17.4	6.9	11.5	7.4
Goodwill impairment	—	—	1.8	—
Total operating expenses	43.4	15.9	28.7	16.5
Income (loss) from operations	(21.0)	11.2	(4.1)	8.9
Interest income, net	0.5	1.5	0.5	1.6
Other expense, net	(3.7)	(0.4)	(0.9)	(0.2)
Income (loss) before income taxes and minority interest	(24.2)	12.3	(4.5)	10.3
Provision for (benefit from) income taxes	(1.2)	2.3	(0.2)	1.4
Minority interest	(0.3)	—	(0.2)	—
Net income (loss)	(22.7)%	10.0%	(4.1)%	8.9%

Three Months Ended January 31, 2009 as Compared to Three Months Ended January 31, 2008

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, interactive video and toy cameras, and automotive and medical products. Revenues for the three months ended January 31, 2009 decreased by 64.4% to approximately $80.0 million from $224.9 million for the three months ended January 31, 2008. The decrease in revenues was due to a decline in unit sales of our image-sensor products across all product categories, combined with a decline in our ASPs, partially offset by a more favorable product mix. Due to the global economic downturn, we expect our revenues for the three months ending April 30, 2009 to be lower than the revenues for the three months ended January 31, 2009. Visibility beyond April 30, 2009 continues to be limited.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended January 31, 2009 than in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

the prior-year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list, but that it will continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31,
	2009	2008
OEMs and VARs	63.6%	69.1%
Distributors	36.4	30.9
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended January 31, 2009, two OEM customers accounted for approximately 15.7% and 15.0% of our revenues. In the three months ended January 31, 2008, one OEM customer accounted for approximately 13.1% of our revenues. For the three months ended January 31, 2009 and 2008, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the three months ended January 31, 2009, two distributor customers accounted for approximately 15.4% and 14.4% of our revenues. In the three months ended January 31, 2008, one distributor customer accounted for approximately 19.8% of our revenues. For the three months ended January 31, 2009 and 2008, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31,
	2009	2008
Domestic sales	16.2%	1.5%
Foreign sales	83.8	98.5
Total	100.0%	100.0%

We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Historically, our sales to Asia-Pacific customers have accounted for a significant portion of our revenues as a result of the continuing trend of outsourcing the production of consumer electronics products to Asia-Pacific manufacturers and facilities. Recently, we have experienced an increase in domestic sales as a percentage of total revenues. However, due to the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of products which incorporate our image sensors.

Gross Profit

Our gross margin in the three months ended January 31, 2009 declined to 22.4% from 27.1% for the three months ended January 31, 2008. The principal contributors to the year-over-year decrease in gross margin were the decline in our ASPs and the write-down of inventories which totaled approximately $5.9 million during the three months ended January 31, 2009, as compared to $5.5 million in the similar prior year period. The write-down of inventories in the three months ended January 31, 2009 represented a proportionately greater percentage of revenues than in the prior year period as a consequence of a significant decline in revenue levels. These contributors to the reduction in gross profit were partially offset by a more favorable product mix and reductions in our production costs. During the three months ended January 31, 2009, the ASPs of our products were lower than they were in the year-earlier period. The decline in ASPs was due, in part, to a general price decline due to competition and, in part, also to an increase in the proportion of sales represented by bare die, often referred to as chip-on-board, or COB, products, rather than packaged products. We recorded approximately $0.8 million in stock-based compensation expense to cost of revenues during the three-month period ended January 31, 2009, in accordance with SFAS No. 123(R), as compared to approximately $0.9 million in the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

prior fiscal year. Revenue from sales of previously written-down products in the three months ended January 31, 2009 was $0.6 million, as compared to $1.9 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs we release to the foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended January 31, 2009 increased to approximately $20.8 million from approximately $20.1 million for the three months ended January 31, 2008. As a percentage of revenues, research, development and related expenses for the three months ended January 31, 2009 and 2008 represented 26.0% and 9.0%, respectively.

The increase in research, development and related expenses of approximately $0.7 million, or 3.4%, for the three months ended January 31, 2009 from the similar period in the prior year resulted primarily from a $0.6 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $440,000 increase in software expenses, a $242,000 increase in office and facilities expenses, a $196,000 increase in non-recurring engineering expenses related to new product development and a $103,000 increase in depreciation and amortization expenses of acquired intangible assets, partially offset by a $0.6 million decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R). We anticipate that our research, development and related expenses may decrease slightly as we continue to implement additional cost reduction measures. This may be partially offset by expenses we anticipate incurring as we develop and introduce new products, including those employing our CameraCube and OmniBSI technologies and as we develop other new technologies related to image sensors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended January 31, 2009 decreased to approximately $13.9 million from $15.6 million for the three months ended January 31, 2008. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2009 and 2008 represented 17.4% and 6.9%, respectively.

The decrease in selling, general and administrative expenses of approximately $1.7 million, or 10.4%, for the three months ended January 31, 2009 from the similar period in the prior year resulted primarily from a $1.8 million decrease in commissions paid primarily to distributors and sales representatives and a $0.6 million decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R), partially offset by a $0.5 million increase in depreciation expense and a $205,000 increase in provisions for bad debts. We anticipate that our selling, general and administrative expenses may decrease slightly as we continue to implement additional cost reduction measures. The amount of any potential future charges for cost reduction measures may depend upon the nature, timing and extent of those measures.

Interest Income, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income, net, declined to approximately $424,000 for the three months ended January 31, 2009 from $3.4 million in the similar prior year period. The $3.0 million decline in interest income, net, resulted from a $2.4 million reduction in interest income for the three months ended January 31, 2009 as compared to the corresponding period in the prior year. The decline was the result of lower interest rates on interest-bearing accounts than in the same period in the prior year. In addition, interest expense associated with long-term borrowings increased by $0.6 million. The increase in interest expense resulted primarily from the recognition of interest charges as expenses in the three months ended January 31, 2009 as compared to the prior year period during which period such charges were capitalized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Expense, Net

Other expense, net, for the three months ended January 31, 2009 totaled $2.9 million. Other expense, net, for the three months ended January 31, 2009 included a $2.7 million loss on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property, a $150,000 loss that represented our portion of the net loss recorded by ImPac Technology Co., Ltd., or ImPac, which we account for under the equity method of accounting and a $98,000 exchange loss, partially offset by a $39,000 gain, representing our portion of the net income recorded by China WLCSP Limited, or WLCSP, which we account for under the equity method of accounting. Other expense, net, for the three months ended January 31, 2008 totaled $1.0 million. The amount for the three months ended January 31, 2008 included a $1.8 million loss on the interest rate swap agreements related to the mortgage on our Santa Clara Property and a $38,000 loss that represented our portion of the net loss recorded by ImPac which we account for under the equity method of accounting. These losses were partially offset by a $0.8 million gain consisting of our portion of the net income recorded by WLCSP which we also account for under the equity method of accounting.

Provision for Income Taxes

We generated approximately $19.3 million in loss before income taxes and minority interest for the three months ended January 31, 2009 and $27.7 million in income before income taxes and minority interest for the three months ended January 31, 2008. We recorded a benefit from income taxes of approximately $0.9 million for the three months ended January 31, 2009 and a provision for income taxes of approximately $5.1 million for the three months ended January 31, 2008, resulting in effective tax rates of 4.8% and 18.6% for the respective periods. As required by FIN 18, “Accounting for Income Taxes in Interim Periods, an interpretation of Accounting Principal Board Opinion No. 28,” or FIN 18, we excluded from the current fiscal year’s overall estimation of the annual effective tax rate one jurisdiction with losses for which no benefit can be realized.

Minority Interest

Minority interest for the three months ended January 31, 2009 and 2008 was $(235,000) and $50,000, respectively, which represents the 56.1% and 56.0%, respectively, interest that we did not own in the net income (loss) of SOI.

Nine Months Ended January 31, 2009 as Compared to Nine Months Ended January 31, 2008

Revenues

Revenues for the nine months ended January 31, 2009 decreased by 33.7% to approximately $418.3 million from $630.7 million for the nine months ended January 31, 2008. The decrease in revenues was due to a decrease in unit sales of our image-sensor products across all product categories and a decline in our ASPs.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the nine months ended January 31, 2009 and 2008:

	Nine Months Ended January 31,
	2009	2008
OEMs and VARs	59.9%	67.6%
Distributors	40.1	32.4
Total	100.0%	100.0%

OEMs and VARs.   In the nine months ended January 31, 2009, two OEM customers accounted for approximately 11.1% and 10.3% of our revenues. In the nine months ended January 31, 2008, one OEM customer accounted for approximately 15.5% of our revenues. For the nine months ended January 31, 2009 and 2008, no other OEM or VAR customer accounted for 10% or more of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Distributors.   In the nine months ended January 31, 2009, one distributor customer accounted for approximately 22.5% of our revenues. In the nine months ended January 31, 2008, one distributor customer accounted for approximately 20.5% of our revenues. For the nine months ended January 31, 2009 and 2008, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2009 and 2008:

	Nine Months Ended January 31,
	2009	2008
Domestic sales	7.2%	1.1%
Foreign sales	92.8	98.9
Total	100.0%	100.0%

Gross Profit

Our gross margin in the nine months ended January 31, 2009 was 24.6%, a decrease from 25.4% for the nine months ended January 31, 2008. The principal contributor to the year-over-year decrease in gross margin was the decline in our ASPs. This contributor to the reduction in gross profit was partially offset by a more favorable product mix and reductions in our production costs. During the nine months ended January 31, 2009, the ASPs of our products were lower than they were in the year-earlier period. The decline in ASPs was due, in part, to a general price decline due to competition and, in part, also to an increase in the proportion of sales represented by bare die, often referred to as chip-on-board, or COB, products, rather than packaged products. In the nine months ended January 31, 2009, in accordance with SFAS No. 123(R), we recorded approximately $2.4 million in stock-based compensation expense to cost of revenues, as compared to $2.9 million in the nine months ended January 31, 2008.

Revenue from sales of previously written-down products in the nine months ended January 31, 2009 was $4.2 million, as compared to $5.3 million during the same period in the prior fiscal year. In the nine months ended January 31, 2009, we recorded a provision for excess and obsolete inventory totaling $17.5 million to cost of revenues as compared to $17.9 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses for the nine months ended January 31, 2009 increased to approximately $64.3 million from approximately $57.7 million for the nine months ended January 31, 2008. As a percentage of revenues, research, development and related expenses for the nine months ended January 31, 2009 and 2008 represented 15.4% and 9.1%, respectively.

The increase in research, development and related expenses of approximately $6.6 million, or 11.4%, for the nine months ended January 31, 2009 from the similar period in the prior year resulted primarily from a $2.7 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $1.6 million increase in non-recurring engineering expenses related to new product development, a $1.1 million increase in depreciation and amortization expenses of acquired intangible assets, a $0.5 million increase in patent-related expenses and a $0.6 million increase in office and facility expenses, partially offset by a $227,000 decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended January 31, 2009 increased to approximately $48.2 million from $46.5 million for the nine months ended January 31, 2008. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2009 and 2008 represented 11.5% and 7.4%, respectively.

The increase in selling, general and administrative expenses of approximately $1.7 million, or 3.7%, for the nine months ended January 31, 2009 from the similar period in the prior year resulted primarily from a $1.5 million increase

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $1.0 million increase in depreciation expenses, a $0.7 million increase in fees for outside services, a $445,000 increase in office and facility expenses, a $416,000 increase in property taxes, a $339,000 increase in marketing expenses and a $225,000 increase in software expenses, partially offset by a $1.5 million decrease in commissions paid primarily to distributors and sales representatives, a $1.1 million decrease in legal and accounting expenses and a $0.8 million decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R).

Goodwill Impairment

During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in our market capitalization and the global economic downturn, we concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142 and SFAS No. 144. By comparing the fair value to net assets other than goodwill, we recorded a non-cash goodwill impairment charge of $7.5 million, or 1.8% of revenues, which we included in “Goodwill impairment” for the nine months ended January 31, 2009. There was no similar goodwill impairment charge in the same period of the prior year.

Interest Income, Net

Interest income, net, for the nine months ended January 31, 2009 decreased to approximately $2.2 million from $10.1 million for the nine months ended January 31, 2008. The $7.9 million decline in interest income, net, resulted from a $6.6 million reduction in interest income for the nine months ended January 31, 2009 as compared to the corresponding period in the prior year was the result of lower interest rates on interest-bearing accounts and a $1.3 million increase in interest expense associated with long-term borrowings. The increase in interest expense resulted primarily from the recognition of interest charges as expenses in the nine months ended January 31, 2009 as compared to the prior year period during which period such charges were capitalized.

Other Expense, Net

Other expense, net, for the nine months ended January 31, 2009 totaled $3.7 million. Other expense, net, for the nine months ended January 31, 2009 included a $0.9 million exchange loss, a $0.7 million loss that represented our portion of the net loss recorded by ImPac and a $2.9 million loss on interest rate swap agreements related to the mortgage on the Santa Clara Property, partially offset by a gain of $451,000, representing our portion of the net income recorded by WLCSP. Other expense, net, for the nine months ended January 31, 2008 totaled $1.1 million. The amount included a non-cash $2.0 million charge arising from the revaluation of the interest rate swap related to the mortgage on our Santa Clara property and a $244,000 loss for the nine months ended January 31, 2008 as our portion of the net loss recorded by ImPac which we account for under the equity method of accounting. These losses were partially offset by a $0.9 million gain consisting of our portion of the net income recorded by WLCSP, which we also account for under the equity method of accounting.

Provision for Income Taxes

We generated approximately $18.9 million in loss before income taxes and minority interest for the nine months ended January 31, 2009 and $64.9 million in income before income taxes and minority interest for the nine months ended January 31, 2008. We recorded a benefit from income taxes of approximately $1.0 million for the nine months ended January 31, 2009 and a provision for income taxes of approximately $8.9 million for the nine months ended January 31, 2008, resulting in effective tax rates of 5.3% and 13.8% for the respective periods.

Quarterly income taxes reflect an estimate of the effective tax rate for the fiscal year and include, when applicable, the impact of discrete tax items. As required by FIN 18, we excluded from the current fiscal year’s overall estimation of the annual effective tax rate one jurisdiction with losses for which no benefit can be realized.

During the nine months ended January 31, 2009, the Emergency Economic Stabilization Act of 2008 reinstated the U.S. federal research and development tax credit, retroactive to January 1, 2008. As a result, our benefit for income taxes for the nine months ended January 31, 2009 reflected a $0.6 million tax benefit related to fiscal 2008 research and development expenses. Our benefit from income taxes for the nine months ended January 31, 2009 also reflected the unfavorable impact of the $7.5 million goodwill impairment charge, partially offset by the favorable impact of foreign exchange gains related to our unrecognized tax benefits. Our provision for income taxes for the nine months ended

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

January 31, 2008 reflected the benefit from the reduction of accrual for penalties related to our unrecognized tax benefits by $4.5 million as a result of a change in tax law in a foreign jurisdiction.

Minority Interest

Minority interest for the nine months ended January 31, 2009 was $(627,000), which represents the approximately 56.1% interest that we do not own in the net loss of SOI which we included in our consolidated operating results. Minority interest for the nine months ended January 31, 2008 was $56,000, which represents the approximately 56.0%, interest that we did not own in the net income of SOI which we included in our consolidated operating results.

Liquidity and Capital Resources

Our principal sources of liquidity at January 31, 2009 consisted of cash, cash equivalents and short-term investments totaling $263.7 million.

Liquidity

Our working capital declined to $389.8 million as of January 31, 2009 as compared to $413.7 million as of April 30, 2008. Our working capital decreased as a result of: a $58.9 million decrease in accounts receivable, net, resulting from a decrease in product shipments late in the nine months ended January 31, 2009; a $13.3 million decrease in short-term investments; a $3.0 million increase in the current portion of long-term debt and a $1.3 million increase in income taxes payable. These decreases in working capital were partially offset by: a $31.3 million increase in inventories; a $7.7 million increase in cash and cash equivalents primarily due to cash provided by operating activities; a $6.7 million decrease in accounts payable resulting from the timing of disbursement cycles; a $5.8 million decrease in accrued expenses and other current liabilities; and a $1.5 million increase in prepaid expenses and other current assets.

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

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At January 31, 2009 and April 30, 2008, there were no borrowings outstanding under these facilities.

Cash Flows from Operating Activities

For the nine months ended January 31, 2009, net cash provided by operating activities totaled approximately $29.0 million as compared to $84.2 million for the corresponding period in the prior year. The principal components of the current year amount were: a net loss of approximately $17.3 million for the nine months ended January 31, 2009; adjustments for non-cash charges of $20.1 million in stock-based compensation, $17.5 million in write-down of inventories, $13.8 million in depreciation and amortization, $7.5 million in goodwill impairment charges, $2.9 million from loss on interest rate swaps and $2.4 million of gains in equity investments; a $59.0 million decrease in accounts receivable, net, and a $0.8 million increase in income taxes payable. These increases were partially offset by: a $47.2 million increase in inventories; a $15.0 million decrease in accounts payable; a $5.8 million decrease in accrued expenses and other current liabilities; a $3.5 million increase in deferred income taxes and a $1.4 million decrease in deferred tax liabilities. The $59.0 million decrease in accounts receivable, net, reflects the lower level of revenues during the nine months ended January 31, 2009, with the days of sales outstanding declining to 53 days as of January 31, 2009 from 56 days as of April 30, 2008. The $47.2 million increase in inventories resulted in a decrease in annualized inventory turns to 1.7 as of January 31, 2009 from 4.3 as of April 30, 2008.

For the nine months ended January 31, 2008, net cash provided by operating activities totaled approximately $84.2 million. The principal components of the amount for the nine months ended January 31, 2008 were: net income of approximately $56.0 million for the nine months ended January 31, 2008, adjusted for non-cash charges of $21.6 million in stock-based compensation, $17.9 million in write-down of inventories, $9.8 million in depreciation and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

amortization and $6.7 million of gains in equity investments; a $20.5 million increase in accounts payable; a $14.1 million decrease in prepaid expenses and other current assets; a $9.0 million increase in income taxes payable and a $1.3 million increase in deferred income. These increases were partially offset by: a $25.9 million increase in accounts receivable, net; a $20.7 million increase in inventories; a $12.7 million decrease in accrued expenses and other current liabilities; and a $2.0 million decrease in deferred tax liabilities. The $25.9 million increase in accounts receivable, net, reflects the higher level of revenues during the nine months ended January 31, 2008, partially offset by an improvement in days of sales outstanding as of January 31, 2008 to 37 days from 49 days as of April 30, 2007. The $20.7 million increase in inventories was a reflection of increased sales in fiscal 2008. The inventory balances increased concurrently with an improvement in annualized inventory turns to 5.4 as of January 31, 2008 from 3.1 as of April 30, 2007. The $14.1 million decrease in prepaid expenses and other current assets was principally due to the final settlement of the class action litigation and the consequent removal of the associated recoverable insurance proceeds from the balance sheet and the reclassification of a deposit paid for land from other current assets to property, plant and equipment upon transfer of title.

Cash Flows From Investing Activities

For the nine months ended January 31, 2009, our cash used in investing activities totaled $16.2 million as compared to approximately $2.6 million used in investing activities for the corresponding period in the prior year, due primarily to: $27.8 million in purchases of property, plant and equipment and $1.4 million in a long-term investment in ImPac, partially offset by $12.9 million in net sales of short-term investments. For the nine months ended January 31, 2008, our cash used in investing activities totaled $2.6 million due primarily to: $21.5 million in purchases of property, plant and equipment and $9.0 million in a long-term investment in WLCSP, partially offset by $27.9 million in net sales of short-term investments.

Cash Flows From Financing Activities

For the nine months ended January 31, 2009, net cash used in financing activities totaled approximately $4.8 million as compared to net cash provided by financing activities of $3.0 million during the corresponding period in the prior year. This change was due primarily to $12.9 million in repurchases of our common stock, partially offset by $4.4 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $3.8 million in proceeds from net long-term borrowings. For the nine months ended January 31, 2008, net cash provided by financing activities totaled approximately $3.0 million due primarily to $14.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan partially offset by $11.5 million in repurchases of shares of our common stock under the open-market program in the nine months ended January 31, 2008.

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

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100.0 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of January 31, 2009, we had cumulatively repurchased 6,671,000 shares of our common stock under the open-market program for an aggregate cost of approximately $99.1 million. See Note 14 — “Treasury Stock” to our condensed consolidated financial statements.

In addition, we are obligated to pay $10.0 million in cash, if and when we sell a pre-determined number of products incorporating CDM’s technology, prior to April 30, 2009. CDM and the costs associated with the acquisition are included in our condensed consolidated balance sheets at January 31, 2009 and April 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $40.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, OTC and Shanghai OmniVision Semiconductor Technology, Co. Ltd, or OST. We formed OST during the three months ended October 31, 2008, for the purpose of expanding our testing capabilities in Shanghai, China.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 31, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total		Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$13,433		$5,626	$5,770	$2,037	$—
Capital leases	16		16	—	—	—
Mortgage obligation	37,310	(1)	3,554	7,107	2,857	23,792
Noncancelable orders	12,278		12,278	—	—	—
Total contractual obligations	63,037		21,474	12,877	4,894	23,792

Other Commercial Commitments:
OST	8,500	(2)	—	8,500	—	—
OTC	21,635	(3)	16,590	5,045	—	—
Total commercial commitments	30,135		16,590	13,545	—	—
Total contractual obligations and commercial commitments	$93,172		$38,064	$26,422	$4,894	$23,792

(1)          In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. See Note 8 —“Borrowing Arrangements” to our condensed consolidated financial statements.

(2)     During the three months ended October 31, 2008, we formed OST, a new wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. We contributed $1.5 million in January 2009, as required under the terms of our capital commitment. We are required to contribute the remaining $8.5 million of a $10.0 million commitment by October 2010. See Note 16 — “Commitments and Contingencies” to our condensed consolidated financial statements.

(3)          Over the next two years, we expect to invest a total of approximately $33.6 million in our subsidiary, OTC, of which we have already invested $12.0 million. OTC will use the funds to develop land and construct facilities for its use. See Note 16 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of January 31, 2009, the long-term income taxes payable under FIN 48 was $77.5 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of January 31, 2009 presented above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board,  or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS No. 161. This Statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. It requires qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about fair value amounts of gains and losses on derivative instruments. In September 2008, FASB issued Financial Staff Position, or FSP, SFAS No. 133-1 and FASB Interpretation No., or FIN, 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161,” or FSP SFAS No. 133-1 and FIN 45-4. FSP SFAS No. 133-1 and FIN 45-4 clarifies that SFAS No. 161 is effective for any reporting period beginning after November 15, 2008. SFAS No. 161 is effective for our fourth quarter of fiscal 2009. We do not expect the adoption of SFAS No. 161 to have any material effect on our financial position, results of operations or cash flows.

FSP SFAS No. 133-1 and FIN 45-4 also amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require enhanced disclosures about credit derivatives and guarantees, and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The provisions of FSP SFAS No. 133-1 and FIN 45-4 that amended SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. Our adoption of FSP SFAS No. 133-1 and FIN 45-4 did not have any material effect on our financial position, results of operations or cash flows.

In November 2008, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations,” or EITF No. 08-06. Under EITF No. 08-06, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, and any resulting gain or loss shall be recognized in earnings. EITF No. 08-06 is effective in fiscal years beginning after December 15, 2008 and we are required to adopt it in the first quarter of our fiscal 2010. We are currently evaluating the impact EITF No. 08-06 may have on our financial position, results of operations and cash flows.

In December 2008, FASB issued FSP SFAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” or FSP SFAS No. 140-4 and FIN 46(R)-8. FSP SFAS No. 140-4 and FIN 46(R)-8 amends FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46(R), to require public enterprises, including sponsors that have a variable interest in a variable interest entity, or VIE, to provide additional disclosures about their involvement with the VIE. FSP SFAS No. 140-4 and FIN 46(R)-8 is effective immediately. Our adoption of FSP SFAS No. 140-4 and FIN 46(R)-8 did not have any material effect on our financial position, results of operations or cash flows.

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

As of January 31, 2009, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other expense, net” for the periods presented. The amounts of transaction gains and losses for the nine months ended January 31, 2009 and 2008 were not material.

Given that the expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a ten percent change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities and in variable rate demand notes, which have a final maturity date of up to 39 years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of January 31, 2009, we did not hold any auction rate securities or variable rate demand notes.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.27%. In both March and July 2008, we drew down $6.0 million under a term loan.

Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.26%. In July 2008, in connection with the Term Loan we entered into a second interest rate swap with the bank to effectively convert the variable interest rate described above to a fixed rate. This second swap is for a period of four years. We are the fixed rate payer and the rate is fixed at 4.3% per annum and the effective rate on the Term Loan is fixed at approximately 5.5%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of Other income (expense), net, a hypothetical ten percent change in LIBOR would not have a material effect on our annual interest expense.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three month period ended January 31, 2009, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, the issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including us that was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The action involving OmniVision is not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the current settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court largely denied the test case defendants’ motion to dismiss the amended complaints. The parties have reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. Our company, as well as our company’s officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

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

On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video

Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. We are in the initial stages of reviewing and investigating the complaint and expect to vigorously defend ourselves against Panavision’s allegations. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

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

Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks and other financial institutions, reduced corporate spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. The image sensor market has been negatively impacted by the current global economic environment. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products in response to tighter credit, negative financial news and the continued uncertainty of the global economy. End customer demand has decreased significantly throughout the industry, affecting all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors has also decreased. This decrease in demand is having a significant impact on our revenues, results of operations and overall business. Our revenues for the three-month period ended January 31, 2009 were lower than similar historical periods. In addition, the current global economic environment has negatively impacted our business outlook and we expect that our revenues in the three-month period ending April 30, 2009, will be lower than our reported revenues for the three-month period ended January 31, 2009.

These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased pricing pressures, restructuring expenses and associated diversion of management’s attention, excess inventory and increased difficulty in accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

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

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image-sensor manufacturers such as Micron, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Kodak, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt, Pixelplus, Pixim, SETi and SiliconFile. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 70% of our revenues in fiscal 2008 and approximately 65% in the nine months ended January 31, 2009, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2009 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for mobile phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending. If our sales to the mobile phone market do not increase and/or the mobile phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

Our future success depends on the timely development, introduction, marketing and selling of new products, which we might not be able to achieve.

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

•                  development of advanced technologies and capabilities, including our new CameraCube and OmniBSI technology;

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

The current global economic conditions could materially affect our foundries and cause them to be unable to provide necessary services to us. If TSMC, PSC, or any of our other foundries were unable to continue manufacturing our wafers in the required quantities, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also develop their own of image-sensor products and if one or more of our other foundries were to decide not to fabricate our companion DSP chips for competitive or other reasons, we would have to identify and qualify other sources for these products.

We rely on a joint venture company for color filter application and on third party service providers for packaging and other back-end services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering, Inc. and on ImPac, our equity investee, for substantially all of our ceramic chip packages. We rely on XinTec and WLCSP, two investee companies, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is ImPac, to perform the necessary wafer probe tests and prepare good die for use in a form called chip-on-board, a process called reconstructing wafers. The current global economic conditions could adversely affect these service providers’ ability to continue to fulfill our packaging, color filter processing and related requirements. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include, but are not limited to:

•                  adverse changes in domestic or global economic conditions, including the current economic crisis;

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

•                  the fair value of our interest rate swaps;

•                  the impairment of our intangible assets or other long-lived assets;

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $37.3 million as of January 31, 2009. To manage the related interest rate risk, we entered into interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our consolidated balance sheets. Also, we have to record their fair value changes in our consolidated statements of operations, in “Other expense, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. We are continually working to improve our sales forecasting procedures. The current domestic and global economic conditions have made it extremely challenging to accurately predict customer demand because recent demand has significantly decreased and historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. Such a delay, cancellation or reduction could be caused by, among other things, such customers or distributors being materially and adversely affected by the current domestic and global economic conditions. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the nine months ended January 31, 2009, two OEM customers accounted for approximately 11.1% and 10.3% of our revenues, and one distributor customer accounted for approximately 22.5% of our revenues. In the nine months ended January 31, 2008, one OEM customer accounted for approximately 15.5% of our revenues, and one distributor customer accounted for approximately 20.5% of our revenues. In addition, in fiscal 2008, approximately 55.0% of our revenues came from sales to our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our amortizable intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2009, our amortizable intangible assets totaled approximately $9.0 million and our long-term investments totaled approximately $87.9 million.

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

We are required to comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Section 404 requires that we prepare an annual management report assessing the effectiveness of our internal control over financial reporting, and requires a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting.

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

As our business changes, ongoing compliance with the provisions of Section 404 of the Sarbanes-Oxley Act and maintenance of effective internal control over financial reporting will require that we hire additional qualified finance and accounting personnel. Because other businesses face similar challenges, there is significant competition for such personnel, and there can be no assurance that we will be able to attract and/or retain suitably qualified employees.

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

As of January 31, 2009, we held cash and cash equivalents totaling $225.0 million, and short-term investments totaling $38.7 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of January 31, 2009, we did not hold any illiquid investments and we have not realized any losses. However, recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate this type of securities at short notice, such liquidation could result in losses of principal.

There are risks associated with our operations in China.

In December 2000, we established OSC as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products, and relocated our automated image testing equipment from the United States to China. We are currently expanding our testing capabilities with additional automated testing equipment, which will also be located in China. Through our wholly-owned subsidiary,

OTC, we are also developing land and constructing research facilities in Shanghai. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. More recently we invested in a company in China that is providing a portion of our CSP packaging requirements. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past been, currently are and may in the future be, subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation against us would likely be time-consuming and expensive to resolve and would divert management’s time and attention and could also force us to take actions such as:

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

A number of other factors will also affect our future tax rate, and certain of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. These factors include changes in non-deductible share-based compensation, changes in tax laws or the interpretation of tax laws, changes in the proportion and geographic mix of our revenue or earnings, changes in the valuation of our deferred tax assets and liabilities, changes in available tax credits and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Our sales through distributors increase the complexity of our business and may reduce our ability to forecast revenues.

During fiscal 2008 and the nine months ended January 31, 2009, approximately 33.2% and 40.1%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2008 and the nine months ended January 31, 2009. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through January 31, 2009, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on March 6, 2009 was $6.65 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

We did not repurchase any shares of our common stock in the third quarter of fiscal 2009.

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

Dated: March 12, 2009

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: March 12, 2009

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