Form 10-K
period 2009-04-30
OMNIVISION TECHNOLOGIES INC
filed 2009-07-01
CIK 1106851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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

Registrant's telephone number, including area code: (408) 567-3000

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 31, 2008, the last business day of Registrant's most recently completed second fiscal quarter, there were 49,703,660 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on October 31, 2008) was approximately $255,234,007. Shares of Registrant's common stock held by the Registrant's executive officers and directors and by each entity that owns five percent or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of June 25, 2009, 50,519,211 shares of common stock of the Registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2009 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2009

PART I

ITEM 1.    BUSINESS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as "anticipates," "believes," "expects," "intends," "may," "outlook," "plans," "seeks," "will" and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, future sales of our products outside the United States, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in market interest rates, our effective tax rate for fiscal 2010, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption "Item 1A. Risk Factors," beginning on page 18 of this Annual Report and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

        OmniVision, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc. the OmniVision logo, CameraChip, CameraCube, OmniBSI, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP and SquareGA are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of OmniVision CDM Optics, Inc.

Corporate Information

        OmniVision Technologies, Inc., a Delaware corporation, was incorporated in May 1995 in California, and reincorporated in Delaware in March 2000. Our executive offices are located at 4275 Burton Drive, Santa Clara, California 95054 and our telephone number is (408) 567-3000. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statement for our annual stockholders' meeting and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information about our company is available on the Internet at www.ovt.com. The information in, or that can be accessed through, our website is not part of this report.

Overview

        We design, develop and market high performance, highly integrated and cost efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we refer to as CameraChip™ image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. Recently, we have also integrated our CameraChip image sensors with wafer-level optics, which we refer to as CameraCube™ imaging devices. Our CameraCube imaging device is a small footprint, total camera solution that we believe will enable the further miniaturization of camera products. We believe that our highly integrated image sensors and imaging devices enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost effective and more power efficient than cameras using traditional charge-coupled devices, or CCDs.

  Current Economic Environment

        We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

        Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sell our products have reduced spending in response to the tightening of lending standards by financial institutions, negative financial news and the continued uncertainty in the global economy. This is negatively affecting demand for all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors has also decreased. This decrease in demand is having a significant impact on our revenues, results of operations and cash flows and overall business.

        These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers, resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased pricing pressures, restructuring expenses and associated diversion of management's attention, excess inventory and increased difficulty in accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations and cash flows could be further materially and adversely affected.

  Market Environment

        We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and webcam market, the digital still camera, or DSC, market, the security and surveillance market, the toys and games market, and the automotive and medical markets.

        In the mobile phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular mobile phone maker determines which image sensor to design into one or more specific models. The time lag between design win and volume shipments varies from as little as three months to as much as twelve months, which could cause an unexpected delay in generating revenues, especially during periods of product transitions. Design wins are also an important driver in the many other markets that we address, and in some cases, such as automotive or medical applications, the time lag between a particular design win and revenue generation can be longer than one year.

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than one billion CameraChip image sensors, including approximately 335 million in fiscal 2009. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

        We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to an investee joint venture company. With our new CameraCube products, we also collaborated with the industry's leading wafer-level lens suppliers, and outsourced the assembly process. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

        To increase and enhance our production capabilities, we work closely with Taiwan Semiconductor Manufacturing Company Limited, or TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities, at which our products can be produced. VisEra Technologies Company, Ltd., or VisEra, our joint venture with TSMC, and our investments in three key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers.

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

        Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the current economic downturn, we experienced weaker than normal conditions in all of these markets in the third and fourth quarters of fiscal 2009. With limited visibility, we do not know when our business will return to a more predictable cyclical pattern. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close.

        We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented will be deferred until the current global economic conditions improve. We also believe that, like the DSC market, mobile phone and notebook and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market and the recent introduction of the netbook product segment within the notebook computer market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

        As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, notebook and webcams and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

        As part of our ongoing efforts to achieve both higher resolutions and smaller chip sizes, we initiated mass production volumes of our OmniPixel3 sensors with 0.11 µm process technologies in January 2008. More recently, in September 2008, we introduced two devices based on our latest 1.4 µm OmniBSI architecture. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as unexpected back-end yield problems. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. Given the current economic downturn, the visibility of our business outlook is extremely limited and forecasting is even more difficult than under normal market conditions. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.

  Technology

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

        In February 2009, we announced the introduction of our CameraCube technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCube devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCube solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers.

Product Design

  Mixed Analog/Digital Circuit and CMOS Image Sensor Design

        We have the in-house expertise to design complex analog and digital semiconductor circuits. This in-house expertise enables us to process video data in both analog and digital domains, which has allowed us to optimize each aspect of analog and digital chip design. We have also developed in-house expertise in the mixing of analog and digital signals in the same semiconductor design without suffering the common problems of interference from noise caused by heat or cross-talk. Our in-house semiconductor design engineers are skilled in the design of high speed, low power, and mixed analog/

digital image sensors with advanced pixel cell structures. We use advanced design techniques to develop high-speed, highly integrated semiconductors which can be fabricated using standard CMOS processes. The result has been a combination of improved image quality coupled with a reduction in unwanted electrical noise.

  Advanced Image Processing

        In April 2005, we acquired OmniVision CDM Optics, Inc., or CDM, formerly CDM Optics, Inc., a company located in Boulder, Colorado, and its patented Wavefront Coding technology. The acquisition of CDM expanded our proprietary technology. Wavefront Coding technology combines optics and electronics to increase the depth of field of an image without changing the aperture of or reducing the amount of light reaching the lens and can eliminate the need for a mechanical auto-focus system. Wavefront Coding technology changes the phase of light as it traverses a specialized element in the lens and deliberately blurs all points in any image to an identical degree. Powerful algorithms then remove the system-dependent image blur to produce a sharp and clear image from the intermediate coded image.

  Integrated Camera Solutions

        We have also developed significant in-house expertise in applied optical science with the proprietary technology to integrate our image sensors with wafer-level optics. We now offer total camera solutions that are tailored to our customers' specific imaging requirements.

Products

        Our main products, CameraChip image-sensing devices, are used to capture images electronically and are used in a number of consumer and commercial mass-market applications. Our products have a variety of features, including:

Product Features

CMOS CameraChip image sensors	Color or black and white
Illumination Technique	Front side illumination or back side illumination
Resolutions	CIF (352 × 288 pixels) to 9-megapixels (3,488 × 2,616 pixels)
Output signal	Analog for television, digital for computers and other digital devices
Operating voltage	5 volt, 3 volt, 2.7 volt, 1.8 volt, 1.5 volt or 1.2 volt
Optical lens/array size	1/18, 1/13, 1/11, 1/10, 1/9, 1/7, 1/6, 1/5, 1/4, 1/3 or 1/2 inch formats
Interface chips	For connecting to computers and other devices
Software drivers:
• Standard operating systems	Linux®, Mac OS®, Windows®
• Embedded systems	BlackBerry® OS, Palm OS®, Symbian OS™, Windows CE™, Windows Embedded™ and Windows Mobile®

        We recently introduced another category of products which we refer to as CameraCube imaging devices. They are image sensors with integrated wafer-level optics. We also supply companion chips used to connect our image sensors to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to notebook and webcams and other industry standard interfaces. In addition, we provide companion digital signal processors, or DSP, that perform compression in standardized still photo and digital video formats.

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

  New Products

        In May 2008, we introduced two new products. The first, the OV5630, is a 1/3-inch, 5-megapixel CameraChip image sensor targeted at the mobile phone market. The OV5630 is based on the OmniPixel3-HS architecture, enabling quality low-light image capture with low-light sensitivity of 960 mV/(Lux-sec). The OV5630 also outputs data in full 5-megapixel resolution at 15 FPS, and records 720p high-definition, or HD, video at 60 FPS, or 1080p at 30 FPS. In QVGA resolution, the OV5630 can output data at 120 FPS, ideal for slow motion preview. For the fast transfer of image data, the OV5630 is outfitted with a two-lane, high-speed MIPI interface. This enables mobile phone makers to use the OV5630's parallel interface as input for a secondary camera, while alternately providing output via the MIPI interface.

        In May 2008, we also introduced the OV5633, another 1/3-inch 5-megapixel CameraChip image sensor. This image sensor has all of the same functionality as the OV5630, but employs a different chief ray angle to suit the specific lens requirements of the DSC market.

        In June 2008, we introduced the OV3647, a 1/4-inch 3-megapixel image sensor that supports the mobile display digital interface, or MDDI. The OV3647 is also equipped with a standard parallel interface which has the unique ability to act as an input for a secondary camera, so it can share the MDDI interface while also functioning as an MDDI hub. Sharing the MDDI reduces the number of interconnects to the Baseband processor, which increases reliability, reduces power consumption and enables rapid two-way data transfer. Sharing the MDDI also eliminates high frequency electro-magnetic interference, or EMI, issues, which often have adverse effects on system performance. The OV3647 is small enough to enable 7 × 7 × 5 mm camera modules with a very short optical track, and thus is versatile enough to work well both with fixed focus and auto-focus modules. The OV3647's embedded one-time programmable memory is designed for part recognition and simplification of module designs using different lenses. In addition to targeting the mobile phone market, the OV3647 is well-suited to applications in the DSC, notebook and webcam and toy sectors.

        In September 2008, we introduced two devices based on our 1.4 micron OmniBSI architecture. The OmniBSI technology delivers best-in-class low light sensitivity, greater quantum efficiency and significantly reduced cross-talk, which allows our customers to introduce cameras that deliver sharper images across broader lighting conditions, with more vibrant, true-to-life colors. Additionally the OmniBSI architecture's wide angle of light acceptance is designed for ultra-thin camera modules for the next-generation mobile phones and other product applications.

        The first OmniBSI device introduced, the OV8810, is a 1/3-inch, 8-megapixel CameraChip image sensor targeted at the mobile phone market. The device is small enough to fit within an 8.5 × 8.5 × 7 mm camera module and outputs data in full 8-megapixel resolution at 10 FPS, and records 720p HD video at 60 FPS, or 1080p at 30 FPS. In QVGA resolution, the OV8810 can output data at 120 FPS, ideal for slow motion preview. For fast transfer of image data, the OV8810 is outfitted with a parallel interface and a two-lane, high-speed MIPI interface. This enables mobile phone makers to use the OV8810's parallel interface as input for a secondary camera, while alternately providing output via the MIPI interface.

        The second OmniBSI product, the OV5642, is a 1/4-inch, 5-megapixel fully integrated system-on-chip (SOC) image sensor with integrated TrueFocus® ISP, our most advanced ISP technology.

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

        In October 2008, we announced that the 1/4-inch, all digital OV7710 VGA CameraChip image sensor is in volume production and has shipped to multiple top-tier automotive customers.

        In November 2008, we introduced two new devices based on our OmniPixel3-HS architecture. The first device is the OV6930, a SquareGA (400 × 400 pixels) CameraChip image sensor with a 1/10-inch form factor. It uses 3 µm OmniPixel3-HS pixels, which enables it to achieve low-light performance of 3,300 mV/(Lux-sec). OV6930 is positioned for the medical device market. The second device is the OV9710 in quad flat package, or QFP. It is a 1-megapixel image sensor designed specifically for advanced automotive vision and sensing systems.

        In January 2009, we introduced the OV7740, a 1/5-inch VGA CameraChip image sensor with 4.2 µm pixels based on the OmniPixel3-HS architecture. It is capable of operating at 60 FPS in VGA resolution, and 120 FPS in QVGA resolution. OV7740 is appropriate for leading-edge notebook computer and webcam designs. OV7740 is also an ideal solution for security, surveillance, automotive and games and toy applications.

        In February 2009, as part of our CameraCube technology announcement, we introduced two new CameraCube imaging devices. The first product is the OVM6680. It is has a SquareGA resolution. The second product is the OVM7680, and it has a VGA resolution.

        In February 2009, we also introduced the OV3650, a 1/4-inch 3-megapixel image sensor with 1.75 µm OmniPixel3-HS pixels. This image sensor is designed for mobile phones, notebook, webcam and other applications that require exceptional low-light performance without the need for flash.

        In March 2009, we introduced the OV9810, a new 1/2.3-inch 9-megapixel image sensor with 1.75 µm OmniPixel3-HS pixels. This sensor is designed for the DSC and HD camcorder markets. It combines 9-megapixel photography with 1080p HD video on a single chip, eliminating the trade-offs between high quality still photography and high performance HD video. The OV9810 is capable of operating at 8.9 FPS in full 9-megapixel resolution, and offers true HD quality (1080p) video at 30 FPS.

Strategic Investments and Acquisitions

  Joint Venture with TSMC

        In October 2003, we entered into a Shareholders' Agreement, or the VisEra Agreement, with TSMC pursuant to which we agreed with TSMC to form VisEra, a joint venture in Taiwan. VisEra's mission is to provide back-end manufacturing services. In connection with the formation of VisEra, both TSMC and we entered into separate nonexclusive license agreements with VisEra pursuant to which each party licenses certain intellectual property to VisEra relating to manufacturing services. We contributed $1.5 million in cash as our initial investment. The VisEra Agreement provided that once VisEra had acquired the capability to deliver high quality manufacturing services, we would be committed to direct a substantial portion of our requirements in these areas to VisEra. Also, TSMC agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC. These commitments are subject to pricing and technology requirements.

        In August 2005, we entered into an Amended and Restated Shareholders' Agreement with TSMC, or the Amended VisEra Agreement, under which the parties reaffirmed their respective commitments to VisEra, expanded the scope of and made certain modifications to the VisEra Agreement. Under the

Amended VisEra Agreement, we invested an additional $7.5 million in VisEra in October 2005, thus raising our total invested capital in VisEra to $9.0 million.

        As a result of the additional investment, TSMC's and our interest each increased from 25.0% to 43.0%, and consequently we re-evaluated our accounting for VisEra in accordance with Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 46 (revised December 2003), "Consolidation of Variable Interest Entities," or FIN 46(R). We concluded that, as a result of our step acquisition of VisEra and because substantially all of the activities of VisEra either involved or were conducted on our behalf, VisEra was a variable interest entity, or VIE. Since we were the source of virtually all of VisEra's revenues, we had a decisive influence over VisEra's profitability. Accordingly, we considered ourselves to be the primary beneficiary of the joint venture, and in the quarter which ended in October 2005, we began to include VisEra's financial results in our consolidated financial statements.

        In the quarter ended January 2006, we increased our interest in VisEra from 43.0% to 46.0% through an additional $9.5 million investment. In January 2006, pursuant to the Amended VisEra Agreement, VisEra purchased from TSMC the equipment used for applying color filters and micro-lenses to wafers, and VisEra is now providing the related processing services that we previously purchased from TSMC. In November 2006, we invested another $6.1 million in VisEra, raising our total invested capital in VisEra to $24.6 million.

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

        In January 2007, we and TSMC signed an amendment to the Amended VisEra Agreement to increase the total commitment to the joint venture to $112.9 million, and to provide for an increase in VisEra's manufacturing capacity. Under the amendment, we and TSMC each made an additional $27.0 million investment in VisEra in April 2007. This investment increased our total capital contribution to $51.6 million, effectively meeting our commitment under the terms of this amended agreement. In April 2008, VisEra substantially completed the relocation and expansion of its capacity at a newly constructed manufacturing facility in Taiwan. As of April 30, 2009, we owned 43.8% of VisEra. See Note 5—"Long-Term Investments" to our consolidated financial statements.

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

        Toward the end of fiscal 2009, SOI began to investigate the market potential of touch panels that track touches with optical sensors. These devices will compete with the current resistive and capacitive touch panels. SOI may begin to produce optical sensors for such application in fiscal 2010. As of

April 30, 2009, we owned 43.9% of SOI. See Note 6—"Consolidated Affiliate—Silicon Optronics, Inc." and Note 18—"Related Party Transactions" to our consolidated financial statements.

  Acquisition of CDM

        In April 2005, we completed the acquisition of CDM. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. The closing consideration for the acquisition consisted of $10.0 million in cash, approximately 515,000 shares of our common stock, and a contingent consideration of $10.0 million in cash. The contingent period expired on April 19, 2009 and the payout of the contingent consideration was unnecessary.

        During the three months ended October 31, 2008, we performed our "Goodwill" impairment analysis in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144. The reduction of our market capitalization and the global economic downturn prompted our management to perform such analysis. From the analysis, we recorded a full impairment of $7.5 million of the "Goodwill" related to our acquisition of CDM.

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

        CMOS image sensors are typically less expensive to produce and consume significantly less power than CCDs. When originally introduced, the quality of CMOS image sensors lagged behind that of CCDs, but in recent years, advances in semiconductor manufacturing processes and design techniques have led to significant improvements in CMOS image sensor performance and image quality. Smaller circuits and better current control made it possible to design CMOS image sensors that provide image quality comparable to that of CCDs of comparable resolution. As a result, CMOS image sensors are now widely used in camera-equipped mobile phones, notebook and webcams, DSCs, security and surveillance systems, toys and interactive video game consoles, and increasingly in automotive and medical applications, all areas where high image quality, low power consumption, small size and low cost are important considerations.

        All current CMOS image sensors operate on a principle called front side illumination, or FSI, in which the image sensor captures light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel. In May 2008, we introduced a new architecture based on a principle called back-side illumination, or BSI, in which, as its name implies, the image sensor captures light on the back side of the chip. The advantages of BSI technology over conventional FSI technology are discussed in more detail under the sub-heading "Technology" on page 7 above.

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

  Market Opportunity

        Demand for CMOS image sensors for use in mobile phones continued to account for a substantial portion of our revenue in fiscal 2009. Other applications and markets that we are currently serving or that are developing include embedded applications for notebook and webcams, security and surveillance, toys and interactive video game consoles, DSC, and automotive and medical applications. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.

Customers

        We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2009, we shipped approximately 335 million image sensors, which declined from approximately 425 million CameraChip image sensors in fiscal 2008.

        In fiscal 2009, we derived approximately 58.0% of our revenues from sales to OEMs and VARs and approximately 42.0% of our revenues through distributors. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2009 was Foxconn Technology Group, or Foxconn, which accounted for approximately 10.4% of our revenues. The one distributor that accounted for 10.0% or more of our revenues in fiscal 2009 was World Peace Industrial Group or World Peace, which accounted for approximately 22.4% of our revenues. No other OEM, VAR or distributor accounted for 10.0% or more of our fiscal 2009 revenues.

Sales and Marketing

        We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2009, our sales and marketing organization had a total of 169 full-time employees. We also had ten independent distributors, nine of which are located outside the United States.

        Sales outside of the United States represented approximately 99% of our revenues in fiscal 2007 and 2008 and approximately 93.3% of our revenues in fiscal 2009. We expect that sales outside of the United States will continue to account for a very large proportion of our revenues. We use distributors outside the United States principally to facilitate the logistics of the transactions in question and provide credit to end-user customers. These distributors also assume responsibility for collections, product returns and customer support.

        In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our image sensor solutions. Sales and marketing expenses for fiscal 2007, 2008 and 2009 were approximately $58.7 million, $62.2 million and $62.6 million, respectively.

Research and Development

        We have designed the internal structure of our CMOS CameraChip and CameraCube image sensors in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that we can rapidly modify for use in new product developments. We design circuit improvements so that we can transfer them readily to other CameraChip image sensor products to help reduce total development time and cost for new products. Recently, we also introduced the CameraCube imaging devices by integrating our image sensors with wafer-level optics. We developed our wafer-level optical technology with scalability and manufacturability in mind, enabling us to introduce a larger portfolio of

CameraCube products in the future. As of April 30, 2009, we had a total of 416 full-time employees engaged in research and development. Research, development and related expenses for fiscal 2007, 2008 and 2009 were approximately $67.6 million, $79.4 million and $84.9 million, respectively.

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip image sensors. As of April 30, 2009, we have been issued 98 United States patents which expire between October 2015 and August 2026. We have also received 150 foreign patents which expire between April 2016 and December 2027. As of April 30, 2009, we have 132 additional United States patent applications pending, of which two have been allowed, and we have 243 foreign patent applications pending, of which 19 have been allowed.

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

Manufacturing

  Wafer Fabrication

        Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing for image sensors to TSMC and PSC. Our image sensor products are currently fabricated using a standard process at 0.11 µm, 0.13 µm, 0.18 µm, 0.25 µm, 0.50 µm and 0.60 µm. In addition, TSMC fabricates our companion DSP and interface chips.

  Color Filter Application

        The majority of our fiscal 2009 image sensor sales were color image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixels in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel. We outsource these manufacturing steps to VisEra.

  Wafer Probe Testing

        Wafers that are designated for chip-on-board, or COB, packaging are tested using a process called wafer probe testing. We outsource wafer probe testing to King Yuan Electronics Co., Ltd., STATS ChipPAC Taiwan Semiconductor Corp. and VisEra.

  CameraCube Assembly

        We introduced the CameraCube imaging devices near the end of fiscal 2009. To manufacture the CameraCube imaging devices, we have to stack wafer-level optics onto our image sensors. We outsource this manufacturing procedure to VisEra.

  Packaging

        In the case of chip scale packaged, or CSP, products, after wafer fabrication, color filter application, if required, and micro-lens application, the wafers are packaged and then diced into chips. With the exception of CSP products, the wafers are diced first and then packaged. We design our products to use standard packaging that is widely used for optical image sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. For a portion of our product lines, we rely on Siliconware Precision Industries Co., Ltd. and ImPac Technology Co., Ltd., or ImPac, an investee company, for substantially all of our ceramic chip packaging. We rely on XinTec, and China Wafer Level Chip Scale Packaging, or WLCSP, two other investee companies, for our CSP products, which are generally designed for the smallest form factor applications.

  Final Testing

        High volume final product testing is a critical element in the production of our image sensors and CameraCube imaging devices. Having this capability is a substantial barrier to entry for potential competitors. Production final testing instruments designed for conventional CMOS devices are not sufficient for testing image sensors, because an optical image must be captured and checked in addition to checking the standard logic and electrical functions.

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

Competition

        We operate in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competition comes both from CMOS and CCD image sensor manufacturers:

  •
  CMOS Image Sensor Manufacturers. Image sensor manufacturers using CMOS technology include a number of well established companies such as Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt, Pixelplus, Pixim, SETi and SiliconFile.

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

Backlog

        Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2008 and 2009, our backlog was approximately $40.3 million and $70.8 million, respectively. The increase in our backlog reflects, in part, an increase in product demand. Our current backlog is subject to cancellation or changes in delivery schedules, and may not necessarily be an indication of future revenue.

Employees

        As of April 30, 2009, we had a total of 1,328 full-time employees, 377 located in the U.S., 782 in China and the remainder in Finland, Germany, Japan, Singapore, South Korea, Taiwan, Sweden and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any material work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

        For information about revenue and long-lived assets by geographic region/country, see Note 16—"Segment and Geographic Information" in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Executive Officers and Directors of the Registrant

        The following persons are our executive officers as of the date of this report:

Name	Age	Position
Shaw Hong	71	Chief Executive Officer, President and Director
Xinping He	46	Chief Operating Officer and Director
Anson Chan	40	Vice President of Finance and Chief Financial Officer
Y. Vicky Chou	46	Vice President of Legal and General Counsel
Dr. John T. Yue	62	Vice President of Quality and Reliability
Bruce Weyer	46	Vice President of Marketing

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

        Anson Chan has served as our Vice President of Finance and Chief Financial Officer since October 2008 at which time he assumed the additional position of Chief Financial Officer. From February 2007 to present, Mr. Chan has served as our Vice President of Finance. From July 2006 to February 2007, Mr. Chan served as our Vice President of Business Strategy. From September 1997 to July 2006, Mr. Chan served in various positions with PricewaterhouseCoopers, LLP, a public accounting firm, most recently as a Senior Manager. Mr. Chan holds a B.S. degree in economics and a B.S. degree in engineering from the University of Pennsylvania and an M.B.A. degree in business strategy and operations management from the University of Chicago.

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

        Dr. John T. Yue has served as our Vice President of Quality and Reliability since February 2005. From September 1999 to February 2005, Dr. Yue was employed by TSMC where he served as Vice President of Quality and Reliability from September 1999 to June 2002 and as Vice President of Technology with the company's North America operations from July 2002 to February 2005. Prior to joining TSMC, Dr. Yue was employed for 17 years by Advanced Micro Devices, or AMD, where he held various positions, including Director of Reliability and Quality in the Corporate Quality Division and was an AMD fellow. Prior to AMD, Dr. Yue held management positions at National Semiconductor and Texas Instruments. He holds a B.S. degree in physics from the Massachusetts Institute of Technology, a Ph.D. and an M.S. degree in physics from Stanford University, and an M.B.A. degree from Southern Methodist University.

        Bruce Weyer has served as our Vice President of Marketing since August 2007. From June 1998 to August 2007, Mr. Weyer served as Senior Director of Marketing for the Advanced Products and Processing Solution groups, and Senior Director of Business Operations at Xilinx. Prior to joining Xilinx, Mr. Weyer was employed for eight years by Actel Corporation where he held various positions, including Director of Product Marketing and Business Development. Prior to Actel, Mr. Weyer held marketing and engineering positions at AMD and Lockheed Missiles & Space Company, Inc. Mr. Weyer holds a B.S. degree in Electrical Engineering from Purdue University and an M.B.A. degree from Santa Clara University.

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

        Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. The image sensor market has been negatively impacted by the current global economic environment. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products in response to tighter credit, negative financial news and the continued uncertainty of the global economy. End customer demand has decreased significantly throughout the industry, affecting all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors has also decreased. This decrease in demand is having a significant impact on our revenues, results of operations and overall business. Our revenues for the three-month period ended April 30, 2009 were lower than similar historical periods.

        These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased pricing pressures, restructuring expenses and associated diversion of management's attention, excess inventory and increased difficulty in accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

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

        Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image-sensor manufacturers such as Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image sensor manufacturers such as Fuji, Kodak, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt, Pixelplus, Pixim, SETi and SiliconFile. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

        Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 70% and 65% of our revenues in fiscal 2008 and 2009, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2010 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for mobile phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending. If our sales to the mobile phone market do not increase and/or the mobile phone market does not grow as expected, our results of operations, business and prospects would be materially adversely affected.

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

        Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

  •
  accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for webcams and other platforms;

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

        We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers and the assembly of our CameraCube imaging devices. In addition, we rely on Advanced Semiconductor Engineering, Inc. and on ImPac, our equity investee, for substantially all of our ceramic chip packages. We rely on XinTec and WLCSP, two investee companies, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is ImPac, to perform the necessary wafer probe tests and prepare good die for use in a form called chip-on-board, a process called reconstructing wafers. The current global economic conditions could adversely affect these service providers' ability to continue to fulfill our packaging, color filter processing and related requirements. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

  Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

        We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $36.4 million as of April 30, 2009. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our consolidated balance sheets. Also, we have to record their fair value changes in our consolidated statements of operations, in "Other expense, net." The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

        We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

  Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations from period to period.

        Many of the products using our image sensors, such as mobile phones, notebooks and webcams, DSCs and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year.

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

        Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for mobile phones, notebook and webcams, digital still and video cameras, commercial and security and surveillance applications, toys and games, including interactive video games, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been, and may continue to be, adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected, and may continue to negatively affect, our business.

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

        A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. Such a delay, cancellation or reduction could be caused by, among other things, such customers or distributors being materially and adversely affected by the current domestic and global economic conditions. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2009, one OEM customer accounted for approximately 10.4% of our revenues, and one distributor customer accounted for approximately 22.4% of our revenues. In addition, in fiscal 2009, approximately 59.5% of our revenues came from sales to our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

  We may be required to record a significant charge to earnings if our intangible assets or long-term investments become impaired.

        Under generally accepted accounting principles, we are required to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry.

        We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2009, our intangible assets totaled approximately $7.4 million and our long-term investments totaled approximately $85.5 million.

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

        As of April 30, 2009, we held cash and cash equivalents totaling $257.8 million, and short-term investments totaling $17.0 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of April 30, 2009, we did not hold any illiquid investments and we have not realized any losses. However, recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate this type of securities at short notice, such liquidation could result in losses of principal.

  There are risks associated with our operations in China.

        In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products, and relocated our automated image testing equipment from the United States to China. We are currently expanding our testing capabilities with additional automated testing equipment, which will also be located in China. Through our wholly-owned subsidiary, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we are also developing land and constructing research facilities in Shanghai. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. More recently we invested in a company in China that is providing a portion of our CSP packaging requirements. The risks from operating in

China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

  •
  difficulties in staffing and managing foreign operations, particularly in attracting and retaining personnel qualified to design, sell, test and support CMOS image sensors;

  •
  difficulties in managing employee relations;

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

        We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a company that provides chip scale packaging services, and in June 2003 we made an investment in ImPac, a packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of a further 29.6% of the issued and outstanding shares of XinTec. In January 2007, TSMC acquired directly a 43.0% interest in XinTec, thus reducing our beneficial ownership in XinTec to 12.3%. In May 2007, we acquired approximately 20.0% of the registered capital of WLCSP, a company that also provides chip scale packaging services.

        In May 2004, we entered into an agreement with PSC under which we established SOI, a joint venture as a company incorporated under the laws of Taiwan. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. Toward the end of fiscal 2009, SOI began to investigate the market potential of touch panels that track touches with optical sensors. SOI may begin to produce optical sensors for this application in fiscal 2010.

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

  •
  train, manage and maintain good relations with our existing employee base in both our U.S. and international locations;

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

  Our future tax rates could be higher than we anticipate and may harm our results of operations.

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

        During fiscal 2008 and 2009, approximately 33.2% and 42.0%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

        We face difficulties in managing our third party foundries, color filter application service providers, packaging and other manufacturing service providers and our foreign distributors, most of whom are located in Asia. In addition, our presence in Asia presents the challenge of managing foreign operations and maintaining good relations with our employees located there. Any political and economic instability in Asia might have an adverse impact on foreign exchange rates and could cause service disruptions for our vendors and distributors and adversely affect our customers.

        Sales outside of the United States accounted for substantially all of our revenues for fiscal 2008 and 2009. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

        Disasters and business interruptions such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees' and customers' health could materially and adversely affect our operating results and financial condition. In particular, our Asian operations and most of our third party service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within or close to that geographic area, such as the recent earthquake and flooding that occurred in China, could be extremely disruptive to our business and could materially and adversely affect our operating results and financial condition. We are currently developing and implementing a disaster recovery plan.

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

        The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through April 30, 2009, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on June 25, 2009 was $11.10 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices are located in a complex of four buildings in Santa Clara County, California, or the Santa Clara Property, totaling approximately 207,000 square feet which we purchased for an aggregate price of approximately $37.5 million. In addition, we spent approximately $18.0 million to complete the interior build-out of the buildings. Please see page 52 below for a description of the Loan and Security Agreement, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture, and Stock Pledge Agreement that we entered into in connection with the purchase of this property.

        In January 2007, we entered into a Land-Use-Right Purchase Agreement, or the Purchase Agreement, with the Construction and Transportation Commission of the Pudong New District, Shanghai through our wholly-owned subsidiary, OTC. The Purchase Agreement has an effective date of

December 31, 2006. Under the terms of the Purchase Agreement, we agreed to pay an aggregate amount of approximately $0.6 million, or the Purchase Price, in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, we are obligated to invest a minimum of approximately $33.1 million to develop the land and construct facilities, which amount includes the Purchase Price. Construction of the facilities on the land has commenced and must be completed during the time period beginning on June 30, 2007 and ending on June 30, 2010. We may use the land solely for the purposes of industrial use and/or scientific research.

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

        In 2007, a settlement that had been pending with the Court since 2004, was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six "focus" cases in the coordinated proceeding (the action involving OmniVision is not one of the six focus cases) made it unlikely that the settlement would receive final court approval. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. In 2008, the Court largely denied the focus case defendants' motion to dismiss the amended complaints.

        The parties have reached a global settlement of the litigation. A motion for preliminary approval of the settlement was filed on April 2, 2009. Under the settlement, which is subject to final Court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. Our company, as well as our company's officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs' claims and intend to defend the action vigorously.

        On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of our underwriters for our initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington,

makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The complaint names us as a nominal defendant, and no recovery was sought from us. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants, including us, and the motion to dismiss with prejudice, filed by all of the underwriter defendants. The plaintiff timely appealed the Court's Order to the United States Court of Appeals for the Ninth Circuit, which remains pending. At the end of May 2009, plaintiff sent a Demand for Inspection of Books and Records to certain of the nominal defendants named in the Section 16(b) litigation seeking the companies to produce any tolling agreements entered into with the companies' respective underwriters. Plaintiff's counsel has agreed to an open-ended extension for certain nominal defendants who received such a demand. As of the date of this filing, we have not received a demand for inspection of books and records from the plaintiff.

        On February 21, 2008, we filed a lawsuit against Qualcomm Incorporated in the United States District Court for the Northern District of California, or the Northern District Action, alleging claims of trademark infringement arising from Qualcomm's use of, and attempt to register, the mark OMNIVISION for a computer hardware system and related services. We sought an injunction and unspecified damages. We had previously filed opposition proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark office against Qualcomm's applications to register the OMNIVISION mark, and we successfully moved to suspend those proceedings based upon the new parallel federal litigation. We reached an amicable agreement to resolve all the disputes and end the proceedings. On April 8, 2009, the parties filed a stipulation and obtained an order dismissing the litigation with prejudice, and the Trademark Trial and Appeal Board sustained our oppositions against Qualcomm's applications. The resolution of this matter had no adverse effect upon us.

        On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 ("Pre-charging a Wide Analog Bus for CMOS Image Sensors"), 6,663,029 ("Video Bus for High Speed Multi-resolution Imagers and Method Thereof") and 7,057,150 ("Solid State Imager with Reduced Number of Transistors per Pixel"). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. We are in the initial stages of reviewing and investigating the complaint and expect to vigorously defend ourselves against Panavision's allegations. The Court has scheduled a claim construction hearing for December 10, 2009. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No stockholder votes took place during the fourth quarter of fiscal 2009.

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

	High	Low
Fiscal 2009:
First quarter	$17.42	$10.72
Second quarter	13.23	7.06
Third quarter	8.49	4.12
Fourth quarter	9.74	5.73
Fiscal 2008:
First quarter	$19.30	$13.50
Second quarter	25.17	15.73
Third quarter	22.35	11.50
Fourth quarter	19.75	12.09

        On June 25, 2009, the reported last sale price of our common stock on the NASDAQ Global Market was $11.10 per share. As of June 25, 2009, there were approximately 72 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of June 25, 2009 was approximately 15,000.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. Other than for the repurchase of our common stock as described below, we currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

Repurchase of Our Common Stock

        We did not repurchase any shares of our common stock in the fourth quarter of fiscal 2009.

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

        The following is a line graph comparing the cumulative total return to stockholders of our common stock at April 30, 2009 since April 30, 2004, to the cumulative total return over such period of (i) The NASDAQ Composite Index and (ii) the S&P Semiconductors Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among OmniVision Technologies, Inc., The NASDAQ Composite Index
And The S&P Semiconductors Index

	4/04	4/05	4/06	4/07	4/08	4/09
OmniVision Technologies, Inc.	100.00	62.47	129.80	60.41	71.67	42.49
NASDAQ Composite	100.00	101.00	124.34	136.67	131.01	91.72
S&P Semiconductors	100.00	91.00	103.29	101.88	94.26	66.51

*
Assumes that $100.00 was invested on April 30, 2004 in our common stock and in the NASDAQ Composite Index and the S&P Semiconductor Index, and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended April 30,
	2009	2008(1)	2007(2)	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations data:
Revenues	$507,316	$799,628	$528,143	$491,926	$388,062
Cost of revenues	389,434	593,377	372,776	310,250	231,508

Gross profit	117,882	206,251	155,367	181,676	156,554

Operating expenses:
Research, development and related	84,881	79,369	67,570	40,572	25,494
Selling, general and administrative	62,585	62,228	58,674	35,320	29,012
Goodwill impairment	7,541	—	—	—	—
Litigation settlement, net of recovery of $13,000	—	—	3,300	—	—

Total operating expenses	155,007	141,597	129,544	75,892	54,506

Income (loss) from operations	(37,125)	64,654	25,823	105,784	102,048
Interest income, net	2,069	12,128	14,580	8,949	4,218
Other income (expense), net	(3,171)	(691)	(1,285)	933	(173)

Income (loss) before income taxes and minority interest	(38,227)	76,091	39,118	115,666	106,093
Provision for (benefit from) income taxes	(158)	11,049	9,392	23,133	29,706
Minority interest	(746)	(33)	5,753	3,385	—

Net income (loss)	$(37,323)	$65,075	$23,973	$89,148	$76,387

Net income (loss) per share:
Basic	$(0.74)	$1.20	$0.44	$1.64	$1.35

Diluted	$(0.74)	$1.19	$0.43	$1.56	$1.24

Shares used in computing net income (loss) per share:
Basic	50,523	54,401	54,706	54,268	56,688

Diluted	50,523	54,767	55,234	56,958	61,566

(1)
On May 1, 2007, we adopted the provisions of FIN 48 to account for uncertainty in income taxes.

(2)
On May 1, 2006, we adopted the provisions of SFAS No. 123(R) for recording stock-based compensation.

	April 30,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$257,808	$217,340	$190,878	$240,227	$170,457
Working capital	380,303	413,696	357,027	363,252	342,755
Total assets	666,931	718,346	688,059	577,269	479,833
Total current liabilities	52,351	86,355	158,685	123,008	78,073
Long-term income taxes payable	81,266	78,031	—	—	—
Non-current portion of long-term debt	32,867	32,830	27,576	308	—
Retained earnings	263,529	300,852	240,084	216,111	126,963
Total stockholders' equity	$488,841	$509,731	$490,456	$422,807	$390,098

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

        We design, develop and market high performance, highly integrated and cost efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we refer to as CameraChip image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our image sensors are manufactured using the CMOS fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. Recently, we have also integrated our image sensors with wafer-level optics, which we refer to as CameraCube™ imaging devices. Our CameraCube imaging device is a small footprint, total camera solution that we believe will enable the further miniaturization of camera products. We believe that our highly integrated image sensors and imaging devices enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost effective and more power efficient than cameras using traditional CCDs.

  Current Economic Environment

        We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

        Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sell our products have reduced spending in response to tighter credit, negative financial news and the continued uncertainty of the global economy. This is negatively affecting demand for all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors has also decreased. This decrease in demand is having a significant impact on our revenues, results of operations and overall business. Our revenues for the three-month period ended April 30, 2009 were lower than similar historical periods. We believe the weakened global economy will continue to have a negative impact on our business. We expect that our revenues in the three-month period ending July 31, 2009, will be higher than our reported revenues for the three-month period ended April 30, 2009, but will be substantially lower than our reported revenues for the same period a year ago.

        These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers, resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased pricing pressures, restructuring expenses and associated diversion of management's attention, excess inventory and increased difficulty in accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

  Market Environment

        We sell our products worldwide directly to OEMs, which include branded customers and contract manufacturers, and VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and webcam market, the DSC market, the security and surveillance market, the toys and games market, and the automotive and medical markets.

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

        The overwhelming majority of sales of our products depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than one billion image sensors, including approximately 335 million in fiscal 2009. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

        We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to an investee joint venture company. With our new CameraCube products, we also collaborated with the industry's leading wafer-level lens suppliers, and outsourced the assembly process. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

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

        Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the current economic downturn, we experienced weaker than normal conditions in all of these markets in the third and fourth quarters of fiscal 2009. With limited visibility, we do not know when our business will return to a more predictable cyclical pattern. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close.

        We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented will be deferred until the current global economic conditions improve. We also believe that, like the DSC market, mobile phone and notebook and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market and the recent introduction of the netbook product segment within the notebook computer market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

        As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, notebook and webcams and digital cameras as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

        As part of our ongoing efforts to achieve both higher resolutions and smaller chip sizes, we initiated mass production volumes of our OmniPixel3 sensors with 0.11 µm process technologies in January 2008. More recently, in September 2008, we introduced two devices based on our latest 1.4 µm OmniBSI architecture. Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as unexpected back-end yield problems. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. Given the current economic downturn, the visibility of our business outlook is extremely limited and forecasting is even more difficult than under normal market conditions. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently they have a favorable impact on gross margins.

  Strategy

        Our strategic goal is to produce the image sensors of choice for all available end-use markets. The most important elements of our strategy are the following:

        Maintain Technology Leadership.    We intend to maintain our position as a leader in CMOS image-sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the image sensor and the signal processor into a single chip, often eliminating the requirement for a separate DSP. As a result, our image sensors offer camera device manufacturers advantages in terms of size, power consumption, cost and ease of design. For example, we have successfully increased the resolution of our image sensors while decreasing overall chip size by producing on 0.11 µm process geometries. In February 2008, we announced our OmniPixel3-HS architecture, which incorporates a new pixel design that doubles the sensitivity of our 1.75-µm OmniPixel3 architecture, which we introduced in May 2007. In May 2008, we announced our OmniBSI architecture, with an even smaller and more advanced 1.4 µm pixel. We are continuing to develop products using still narrower geometries. We have successfully developed image sensor technology from 100,000 pixels to nine megapixels, underscoring our ability to deliver a wide range of

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

solutions to address changing market demands. We are committed to continue increasing image quality and to reducing the overall size of the image sensor's array.

        The OmniBSI architecture behind our 1.4 µm pixel is based on an idea called back side illumination, or BSI. All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the sensor with the metal wiring of the transistors in the pixel. With our new OmniBSI architecture, the sensor receives light through the back side of the chip. Not only does this enable us to produce a superior image, it also permits the front of chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality.

        Another advantage of capturing light on the back side of the image sensor is that we reduce the distance the light has to travel to the pixels, and thus provide a wider angle of light acceptance. Widening the angle of acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera.

        Our recent introduction of wafer-level optics to our product offerings is another example of our intention to continue to develop new and innovative technologies. Our CameraCube technology is a three-dimensional, reflowable, total camera solution that combines the full functionality of our image sensors with wafer-level optics in one compact, small-footprint package.

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

        Leverage Expertise Across Multiple Mass-Market Applications.    We intend to continue to focus on developing our image sensors for multiple mass-market applications. To date we have shipped close to one billion image sensors. As the demand for camera functionality increases in our principal markets and becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain end-markets to expand into emerging mass-market applications for our image sensors. For example, we used the expertise we developed in mobile phone markets to develop image sensors for notebook computers. Other markets and applications we are focusing on include security and surveillance, toys and interactive video game consoles, and the multiple opportunities in automotive and medical applications.

        Increase Our Market Presence.    We intend to increase our visibility and penetration into new product designs by collaborating with OEMs, VARs and distributors and by entering into partnerships with other companies that offer complementary and supporting technologies. In certain instances we will provide design services to our contract manufacturing partners, enabling them to increase their overall value added through the production of highly tailored end products, which we believe will increase the likelihood that they will recommend the use of our products to branded manufacturers. In addition, we will team with companies that offer complementary and supporting technologies to integrate our products with theirs for use in the reference designs that they promote to manufacturers.

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

        High Image Quality and Resolution.    We have developed a number of proprietary methods for enhancing image quality by increasing our image sensors' sensitivity to light and significantly improving their signal to noise ratio. These methods allow us to reduce the size of each individual pixel and thereby increase the number of pixels in a image sensor of a given size. The result is a current portfolio of several high resolution image sensors ranging up to a 9-megapixel product. The first product using our proprietary OmniBSI technology was an 8-megapixel sensor. In addition, we are able to produce image sensors at lower resolutions with smaller pixel arrays, which serve to reduce the overall cost of the image sensor and its supporting components, such as lenses.

        Lower Cost.    The highly integrated design of our image sensor enables us to deliver image sensors to our customers at a cost which makes the cameras they are part of increasingly less expensive. This cost saving is driven, in large part, by our ability to achieve a high level of functionality in a single chip while continually reducing the overall size of the device. Similarly, we believe our CameraCube imaging devices, as compact total camera solutions that can be reflowed onto circuit boards directly, can streamline the camera device manufacturers process, yielding further cost savings to our customers.

        Accelerated Time to Market.    The highly integrated nature of our image sensor simplifies the design of cameras and allows our customers to shorten their product design cycles. We believe our CameraCube devices further shorten the design cycle by offering a complete imaging solution from the very beginning. These factors provide our cell phone industry and consumer electronics customers with critical competitive advantages, as time to market is typically a major determinant of product success and longevity. We also work closely with our customers to accelerate product development cycles by providing camera reference designs, engineering design review services and customer product evaluation, testing and debugging services. In addition, we have designed our manufacturing and production processes to allow us to quickly ramp production volumes to meet increased customer demand, which is particularly important in the high volume markets in which we participate.

        Streamlined Manufacturing and Production.    Our image sensors are well suited for production using the relatively simple, low cost and large-scale wafer fabrication processes developed for other semiconductor products that use the CMOS process. We work closely with our foundry partners and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

with all the other providers of the manufacturing services we require to produce our final products to refine their processes in order to optimize image sensor performance and yields.

        Ease of Use.    Our single chip CMOS design outputs video in industry standard formats directly from the chip. These formats include the National Television System Committee, or NTSC, format and/or the Phase Alternating Line, or PAL, format for analog video. For digital video, our sensors output unprocessed data called RGB and/or a standard signal color encoding system known as YUV. As a result, our image sensors can be quickly and easily integrated into products targeted at numerous mass-markets. This is especially important in markets such as in mobile phones, notebook and webcams and PDAs, where video-imaging expertise has not been fully developed.

  Capital Resources

        As of April 30, 2009, we held approximately $257.8 million in cash and cash equivalents and approximately $17.0 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of "A" or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

        In June 2005, our board of directors authorized us to use up to $100.0 million of our available cash under an open-market program to repurchase our common stock. At the expiration of the program in June 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

        In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100.0 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of April 30, 2009, we had cumulatively repurchased 6,671,000 shares of our common stock under this open-market program for an aggregate cost of approximately $99.1 million. See Note 14—"Treasury Stock" to our consolidated financial statements.

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

  Allowance for Doubtful Accounts

        We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide allowances for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectibility and may require additional allowances, which would negatively impact our operating results. As of April 30, 2009 and 2008, our allowance for doubtful accounts represented approximately 1.4% and 1.0%, respectively, of total accounts receivable.

  Allowance for Sales Returns and Warranties

        Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate our allowance for sales returns, we analyze potential customer-specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net revenues. Because the allowance for sales returns is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with each product's specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance in fiscal 2009 was approximately 0.1% of revenues, and the allowance was approximately 7.1% of total accounts receivable at April 30, 2009.

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

        In November 2005, the FASB issued FASB Staff Position, or FSP, No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards," or FSP 123(R)-3. FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). We have elected to use the long-form method to establish the beginning balance of

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

the additional paid-in capital pool related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R).

        Upon adoption of SFAS No. 123(R), we also chose to derecognize both the gross deferred tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards.

        We have also elected to use the "with and without" approach as described in Emerging Issues Task Force, or EITF, Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, we will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as research and development tax credits, through the Consolidated Statements of Operations.

        In September 2007, our stockholders approved the 2007 Equity Incentive Plan, or the 2007 Plan. See Note 13—"Employee Stock Purchase, Equity Incentive and Stock Option Plans" to our consolidated financial statements. In July 2008, as allowed by the 2007 Plan, we granted performance share awards to certain employees. The number of shares that an employee actually earns under the awards is based on OmniVision's achievement of certain corporate performance goals at the end of a one-year performance period. The number of earned performance shares that an employee is eligible to receive may be reduced depending on such employee's individual performance. As required by SFAS No. 123(R), when we record the stock-based compensation expense for such awards that carry performance contingencies, we have to estimate the probable outcome at the end of the performance period. Furthermore, we have to adjust the cumulative compensation expense recorded when probable outcome for the performance-based shares is subsequently updated for changes in facts and circumstances.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

  Valuation of Financial Instruments

        Beginning in the first fiscal quarter of 2009, we assessed the fair value of our financial instruments based on the provisions of SFAS No. 157, "Fair Value Measurements," or SFAS No. 157. SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect observable or unobservable inputs.

        We use inputs such as quotes prices in active markets, broker/dealer quotes and other similar data from independent sources to determine the fair value of our financial assets and liabilities. For quoted prices from active markets, we do not make any material adjustments. For quoted prices in markets that are not active, or other observable and market-corroborated inputs, we review the inputs for reasonableness, and may further adjust the fair value based on market indices or other information that management deems material to the fair value estimates.

        As of April 30, 2009, the fair value of our financial instruments measured at fair value on a recurring basis included $154.0 million of assets, and $4.5 million of liabilities. Of the $154.0 million of assets, $89.6 million were classified as Level 1, most of which were investments in money market funds. The remaining $64.4 million of investments were classified as Level 2, representing investments in certificates of deposit, debt securities issued by U.S. government agencies, and other corporate securities. The $4.5 million of liabilities were classified as Level 2, and consisted of interest rate swaps that we obtained when we entered into a mortgage loan in fiscal 2007. In accordance with SFAS No. 157, the fair value of the interest rate swaps included the effect of our credit risk. We did not classify any financial instruments as Level 3 under the SFAS No. 157 hierarchy.

  Accounting for Income Taxes

        In accordance with FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48, and related guidance, we are required to make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may increase or decrease our tax provision in a subsequent period. Similarly, for tax liabilities denominated in a currency other than the U.S. dollar, changes in the value of the denominated currency will increase or decrease our tax provision in a subsequent period.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Because we are required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This re-evaluation is based on factors including, but not limited to, changes in facts or circumstances, and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an additional charge to the tax provision for the period.

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

        As of April 30, 2009, we have recorded a valuation allowance of $4.5 million to offset California research and development tax credit carryovers. We believe that it is more likely than not that we will not realize these carryovers. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the period such event occurs. For fiscal 2009, 2008 and 2007, our income tax provision reflected effective tax rates of 0.4%, 14.5% and 24.0%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where tax rates are lower than the combined federal and state statutory rate.

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

	Year Ended April 30,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Cost of revenues	76.8	74.2	70.6

Gross margin	23.2	25.8	29.4

Operating expenses:
Research, development and related	16.7	9.9	12.8
Selling, general and administrative	12.3	7.8	11.1
Goodwill impairment	1.5	—	—
Litigation settlement, net of recovery of $13,000	—	—	0.6

Total operating expenses	30.5	17.7	24.5

Income (loss) from operations	(7.3)	8.1	4.9
Interest income, net	0.4	1.5	2.7
Other expense, net	(0.6)	(0.1)	(0.2)

Income (loss) before income taxes and minority interest	(7.5)	9.5	7.4
Provision for (benefit from) income taxes	—	1.4	1.8
Minority interest	(0.1)	—	1.1

Net income (loss)	(7.4)%	8.1%	4.5%

Revenues

        We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and webcams, security and surveillance cameras, DSCs, interactive video and toy cameras, and automotive and medical products. Revenues decreased 36.6% to approximately $507.3 million in fiscal 2009 from $799.6 million in fiscal 2008. Revenues increased 51.4% to approximately $799.6 million in fiscal 2008 from $528.1 million in fiscal 2007. The decrease in revenues was due to a decrease in unit sales of our image-sensor products across all product categories and a decline in our ASPs.

  Revenues from Sales to OEMs and VARs as Compared to Distributors

        We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in fiscal 2009 than in fiscal 2008, but higher in fiscal 2008 than in fiscal 2007. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

        The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in each of fiscal 2009, 2008 and 2007:

	Year Ended April 30,
	2009	2008	2007
OEMs and VARs	58.0%	66.8%	60.0%
Distributors	42.0	33.2	40.0

Total	100.0%	100.0%	100.0%

        OEMs and VARs.    The one OEM customer that accounted for 10% or more of our revenues in fiscal 2009 was Foxconn, which accounted for approximately 10.4% of our revenues. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2008 was Foxconn, which accounted for approximately 15.0% of our revenues. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2007 was Foxconn, which accounted for approximately 14.0% of our revenues. For fiscal 2009, 2008 and 2007, no other OEM or VAR customer accounted for 10% or more of our revenues.

        Distributors.    The one distributor that accounted for 10% or more of our revenues in fiscal 2009 was World Peace, which accounted for approximately 22.4% of our revenues. The one distributor that accounted for 10% or more of our revenues in fiscal 2008 was World Peace, which accounted for approximately 19.9% of our revenues. The two distributors that accounted for 10% or more of our revenues in fiscal 2007 were World Peace and SiDa Electronics (Hong Kong) Co., Ltd., which accounted for approximately 15.1% and 12.9% of our revenues, respectively. For fiscal 2009, 2008 and 2007, no other distributor accounted for 10% or more of our revenues.

  Revenues from Domestic Sales as Compared to Foreign Sales

        The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers in each of fiscal 2009, 2008 and 2007:

	Year Ended April 30,
	2009	2008	2007
Domestic sales	6.7%	1.6%	1.0%
Foreign sales	93.3	98.4	99.0

Total	100.0%	100.0%	100.0%

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

Gross Profit

  Comparison of Fiscal 2009 and Fiscal 2008

        Our gross margin for fiscal 2009 was 23.2% of revenues, down from the 25.8% we reported for fiscal 2008. The principal contributor to the year-over-year decrease in gross margin was the decline in our ASPs. This contributor to the reduction in gross profit was partially offset by a more favorable product mix and reductions in our production costs. During fiscal 2009, the ASPs of our products were lower than they were in the prior fiscal year. The decline in ASPs was due, in part, to a general price decline due to competition and, in part, also to an increase in the proportion of sales represented by bare die, often referred to as chip-on-board, or COB, products, rather than packaged products. We recorded approximately $3.1 million in stock-based compensation expense to cost of revenues in fiscal 2009 in accordance with SFAS No. 123(R) as compared to $3.6 million in the prior fiscal year.

        Revenue from sales of previously written-down products in fiscal 2009 was $9.8 million, as compared to $6.5 million during the prior fiscal year. In fiscal 2009, we recorded a provision for excess and obsolete inventory totaling $22.1 million to cost of revenues as compared to $23.7 million during the prior fiscal year.

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

Research, Development and Related

        Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs we release to the foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for fiscal 2009, 2008 and 2007 were approximately $84.9 million, $79.4 million and $67.6 million, respectively. As a percentage of revenues, research, development and related expenses for fiscal 2009, 2008 and 2007 represented 16.7%, 9.9% and 12.8%, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

  Comparison of Fiscal 2009 and Fiscal 2008

        The increase in research, development and related expenses of approximately $5.5 million, or 6.9%, in fiscal 2009 as compared to fiscal 2008 resulted primarily from a $2.9 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $1.5 million increase in depreciation and amortization expenses of acquired intangible assets, a $0.8 million increase in facility and office expenses; and a $469,000 increase in non-recurring engineering expenses related to new product development, partially offset by a $45,000 decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R). The increase in non-recurring engineering expenses is primarily due to an increase in the number of new designs we released to our foundry partners. We anticipate that our research, development and related expenses may decrease slightly as we continue to implement additional cost reduction measures. This may be partially offset by expenses we anticipate incurring as we develop and introduce new products, including those employing our CameraCube and OmniBSI technologies and as we develop other new technologies related to image sensors.

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

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives and insurance and legal expenses. Selling, general and administrative expenses for fiscal 2009, 2008 and 2007 were approximately $62.6 million, $62.2 million and $58.7 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2009, 2008 and 2007 represented 12.3%, 7.8% and 11.1%, respectively.

  Comparison of Fiscal 2009 and Fiscal 2008

        The increase in selling, general and administrative expenses of approximately $356,000, or 0.6%, for fiscal 2009 from fiscal 2008 resulted primarily from a $1.5 million increase in depreciation expenses, a $1.1 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $0.6 million increase in property taxes, a $317,000 increase in marketing expenses, a $247,000 increase in software expenses, a $235,000 increase in facility and office expenses, and a $123,000 increase in fees for outside services, partially offset by a $2.2 million decrease in commissions paid primarily to distributors and sales representatives, a $1.1 million decrease in legal and accounting expenses and a $0.9 million decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R). We anticipate that our selling, general and administrative expenses may decrease slightly as we continue to implement additional cost reduction measures. The

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

Goodwill Impairment

        During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in our market capitalization and the global economic downturn, we concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142 and SFAS No. 144. By comparing the fair value to net assets other than goodwill, we recorded a non-cash goodwill impairment charge of $7.5 million, or 1.5% of revenues, which we included in Goodwill impairment for fiscal 2009. There was no similar goodwill impairment charge in the prior year.

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

Interest Income, Net

        We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income, net, for fiscal 2009, 2008 and 2007 was approximately $2.1 million, $12.1 million and $14.6 million, respectively. The $10.1 million decline in interest income, net, resulted from an $8.3 million reduction in interest income for fiscal 2009 as compared to the prior year was the result of lower interest rates on interest-bearing accounts and a $1.8 million increase in interest expense associated with long-term borrowings. The increase in interest expense resulted primarily from the recognition of interest charges as expenses in fiscal 2009 as compared to fiscal 2008 during which period such charges were capitalized. Interest income, net, decreased in fiscal 2008 as compared to fiscal 2007 as a result of lower interest rates.

Other Expense, Net

        Our portion of the income recorded under the equity method of accounting is included in Other expense, net. (See Note 5—"Long-term Investments" of the Notes to our consolidated financial statements.) Other expense, net, for fiscal 2009 totaled $3.2 million. Other expense, net, for fiscal 2009 included a $2.2 million loss on interest rate swap agreements related to the mortgage on the Santa Clara Property, a $1.1 million loss that represented our portion of the net loss recorded by ImPac, and a $0.9 million exchange loss, partially offset by a gain of $0.7 million, representing our portion of the

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

net income recorded by WLCSP. With respect to the $2.2 million non-cash charge reflecting the change in fair value of an interest rate swap, see Note 8—"Borrowing Arrangements and Related Derivative Instruments" of the Notes to our consolidated financial statements.

        Other expense, net, for fiscal 2008 was expense of $0.7 million. The principal components of this item were approximately $1.3 million representing our portion of the income recorded by WLCSP, which we account for under the equity method of accounting; a $1.7 million non-cash charge arising from the revaluation of the interest rate swap that is an economic hedge of the mortgage on our Santa Clara property; and a $483,000 loss that represented our portion of the net loss recorded by ImPac, which we account for under the equity method of accounting.

Provision for Income Taxes

        We generated approximately $38.2 million in loss before income taxes and minority interest for fiscal 2009 and $76.1 million and $39.1 million in income before income taxes and minority interest for fiscal 2008 and 2007, respectively. We recorded a benefit from income taxes of approximately $158,000 for fiscal 2009 and a provision for income taxes for fiscal 2008 and 2007 of approximately $11.0 million and $9.4 million, respectively. For fiscal 2009, 2008 and 2007, our effective tax rates were 0.4%, 14.5% and 24.0%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40.0% because we earn a substantial portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rates. We expect that our consolidated effective tax rate in fiscal 2010 will continue to be less than the combined federal and state statutory rates. The extent of the difference is principally contingent upon the amount of non-deductible stock based compensation expenses and the proportion and geographic mix of our total pre-tax income.

        During fiscal 2009, the Emergency Economic Stabilization Act of 2008 reinstated the U.S. federal research and development tax credit, retroactive to January 1, 2008. As a result, our benefit for income taxes for fiscal 2009 reflected a $0.6 million tax benefit related to fiscal 2008 research and development expenses. Our benefit from income taxes for fiscal 2009 also reflected the unfavorable impact of the $7.5 million goodwill impairment charge, partially offset by the favorable impact of foreign exchange gains related to our unrecognized tax benefits and the benefit from the fiscal 2009 U.S. federal research and development tax credit.

Minority Interest

        Minority interest for fiscal 2009, 2008 and 2007 was $(0.7 million), $(33,000) and $5.8 million, respectively. In fiscal 2009, $(0.7 million) represents the 56.1% interest that we did not own in the net loss of SOI. In fiscal 2008, $(33,000) represents the 56.0% interest that we did not own in the net loss of SOI. In fiscal 2007, approximately $267,000 represents the 54.6% interest that we did not own in the net income of SOI and approximately $5.5 million represents the 52.9% interest that we did not own in the net income of VisEra.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Liquidity and Capital Resources

        Our principal sources of liquidity at April 30, 2009 consisted of cash, cash equivalents and short-term investments of $274.8 million.

  Liquidity

        Our working capital declined to $380.3 million as of April 30, 2009 as compared to $413.7 million as of April 30, 2008. Our working capital decreased as a result of: a $61.4 million decrease in accounts receivable, net, resulting from a decrease in product shipments late in fiscal 2009; a $35.0 million decrease in short-term investments; a $10.1 million decrease in inventories; and a $2.9 million increase in the current portion of long-term debt. These decreases in working capital were partially offset by: a $40.5 million increase in cash and cash equivalents primarily due to cash provided by operating activities; a $29.0 million decrease in accounts payable resulting from the timing of inventory purchasing cycles; a $4.9 million decrease in accrued expenses and other current liabilities; a $1.9 million decrease in income taxes payable; and a $349,000 increase in prepaid expenses and other current assets.

        In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we entered into a Loan and Security Agreement with a domestic bank on March 16, 2007. The Loan and Security Agreement provides for a term mortgage loan in the principal amount of $27.9 million, or the Mortgage Loan, and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million, or the Term Loan. In March 2008, we borrowed $6.0 million under the Term Loan for improvements in our Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate, or LIBOR, rate plus 90 basis points. Borrowings under the Term loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and September 30, 2012, respectively.

        In order to secure the obligations, we also entered into a Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture for the benefit of the domestic bank and a Stock Pledge Agreement between us and the domestic bank.

        The Loan and Security Agreement requires us to comply with certain affirmative covenants including, but not limited to, meeting certain minimum financial standards, as well as certain negative covenants limiting our ability to take certain actions without the prior written consent of the domestic bank including, but not limited to, selling or leasing the Santa Clara Property or merging or consolidating with another entity. In addition, the Loan and Security Agreement provides that upon the occurrence of certain events of default our obligations under the Loan and Security Agreement may become immediately due and payable, or the domestic bank may cease making additional advances under the Term Loan or otherwise extending credit to us under the Loan and Security Agreement. As of April 30, 2009, we were in compliance with the financial covenants of the Loan and Security agreement.

        At April 30, 2009, the $36.4 million amount outstanding under the Loan and Security Agreement included approximately $26.4 million outstanding under the Mortgage Loan and $10.0 million outstanding under the Term Loan. Of the $36.4 million outstanding at April 30, 2009, $32.9 million was classified as a long-term obligation on the Consolidated Balance Sheets. At April 30, 2009, the variable interest rates under the Mortgage Loan and the Term Loan were 1.4% and 1.8%, respectively. See

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Note 8—"Borrowing Arrangements and Related Derivative Instruments" of the Notes to our consolidated financial statements.

        Concurrent with the Mortgage Loan, we also entered into an interest rate swap with the bank to help manage interest rate risk. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. We are the fixed rate payer under the swap with a fixed rate of approximately 5.3% per annum, and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. In July 2008, in connection with the Term Loan, we entered into a second interest rate swap with the bank to effectively convert the variable interest rate described above to a fixed rate. This second swap is for a period of four years. We are the fixed rate payer and the rate is fixed at 4.3% per annum and the effective rate on the Term Loan is fixed at approximately 5.5%. We measure the swap at fair value and record it as either an asset or a liability, depending on whether the fair value is a gain or loss to us.

        SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At April 30, 2009 and 2008, there were no borrowings outstanding under these facilities.

  Cash Flows from Operating Activities

        For fiscal 2009, net cash provided by operating activities totaled approximately $45.2 million as compared to $67.6 million for fiscal 2008. The principal components of the current year amount were: a net loss of approximately $37.3 million for fiscal 2009; adjustments for non-cash charges of $26.3 million in stock-based compensation, a $22.1 million in write-down of inventories, $19.1 million in depreciation and amortization, $7.5 million in goodwill impairment charges, $2.2 million from loss on interest rate swaps, $0.7 million in minority interest and $382,000 in losses on equity investments; a $61.4 million decrease in accounts receivable, net, and a $1.3 million increase in income taxes payable. These increases were partially offset by: a $36.7 million decrease in accounts payable; a $10.6 million increase in inventories; a $5.1 million decrease in accrued expenses and other current liabilities; a $3.4 million increase in deferred income taxes and a $1.0 million decrease in deferred tax liabilities. The $61.4 million decrease in accounts receivable, net, reflects the lower level of revenues late in fiscal 2009, with the days of sales outstanding declining to 44 days as of April 30, 2009 from 56 days as of April 30, 2008. The $10.6 million increase in inventories resulted in a decrease in annualized inventory turns to 2.8 as of April 30, 2009 from 4.3 as of April 30, 2008.

        For fiscal 2008, net cash provided by operating activities totaled approximately $67.6 million as compared to $42.5 million for fiscal 2007. The principal components of the current year amount were: net income of approximately $65.1 million, adjusted for non-cash charges of $27.8 million in stock-based compensation; a $23.7 million charge to write-down inventories; $13.6 million in depreciation and amortization and $8.6 million of gains in equity investments, net. For fiscal 2008, net cash provided by operating activities included increases of: a $14.7 million increase in income tax payable and a $14.2 million decrease in prepaid expenses and other current assets. These increases in cash from operating activities were partially offset by: a $39.7 million increase in accounts receivable, net, which reflected the higher level of revenue and the increase in days of sales outstanding to 56 days as of April 30, 2008 from 49 days as of April 30, 2007; a $19.5 million increase in inventories; and a $10.9 million decrease in accrued expenses and other current liabilities. We increased our inventory balances to support the increase in sales revenues, but the required increases were partially offset by an

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

  Cash Flows from Investing Activities

        For fiscal 2009, our cash provided by investing activities totaled $1.1 million as compared to approximately $24.2 million for fiscal 2008, due primarily to: $34.7 million in net sales of short-term investments, partially offset by $32.2 million in purchases of property, plant and equipment and $1.4 million in a long-term investment in ImPac.

        For fiscal 2008, net cash provided by investing activities totaled approximately $24.2 million as compared to net cash used in investing activities of $142.4 million for fiscal 2007 due primarily to: a $63.9 million in net sales of short-term investments, partially offset by $30.7 million in purchases of property, plant and equipment and $9.0 million in long-term investment in WLCSP.

  Cash Flows from Financing Activities

        For fiscal 2009, net cash used in financing activities totaled approximately $5.7 million as compared to net cash used in financing activities of $65.3 million during fiscal 2008. This change was due primarily to: $12.9 million in repurchases of our common stock, partially offset by $3.1 million in proceeds from net long-term borrowings and $4.5 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan.

        For fiscal 2008, net cash used in financing activities totaled approximately $65.3 million as compared to net cash provided by financing activities of $50.5 million during fiscal 2007, primarily due to: $86.2 million in payments for repurchases of our common stock, partially offset by $15.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan for fiscal 2008 as compared to $10.6 million for fiscal 2007 and $6.0 million in proceeds from long-term borrowings under the Term Loan for improvements in our Santa Clara Property. During fiscal 2008, we repurchased 5,093,500 shares of our common stock at a cost of $86.2 million under an open-market program.

  Capital Commitments and Resources

        Over the next two years, we expect to invest a total of approximately $33.7 million in our wholly-owned subsidiary in Shanghai, OTC, of which we have already contributed $12.0 million. The funding requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a concomitant commitment to spend approximately $33.7 million to develop the land. See Note 17—"Commitments and Contingencies" to our consolidated financial statements. We expect to fund our capital commitments to OTC from our available working capital and possibly through financing.

        In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100.0 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of April 30, 2009, we had cumulatively

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

repurchased 6,671,000 shares of our common stock under the open-market program for an aggregate cost of approximately $99.1 million. See Note 14—"Treasury Stock" to our consolidated financial statements.

        In addition, subject to our acquisition agreement with CDM, we were obligated to pay $10.0 million in cash upon the sale of a pre-determined number of products incorporating CDM's technology prior to April 30, 2009. At April 30, 2009, the necessary threshold of unit sales was not achieved and the obligation lapsed. CDM and the costs associated with the acquisition are included in our consolidated balance sheets at April 30, 2009 and 2008.

        We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $40.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries, OSC, OTC and Shanghai OmniVision Semiconductor Technology, Co. Ltd, or OST. We formed OST during the three months ended October 31, 2008, for the purpose of expanding our testing capabilities in Shanghai, China.

        Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. "Risk Factors." We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of April 30, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total		Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$12,451		$5,082	$5,810	$1,559	$—
Capital leases	1		1	—	—	—
Mortgage and term loan obligations	36,421	(1)(2)	3,554	7,107	2,107	23,653
Noncancelable orders	42,279		42,279	—	—	—

Total contractual obligations	91,152		50,916	12,917	3,666	23,653

Other Commercial Commitments:
OST	8,500	(3)	—	8,500	—	—
OTC	21,700	(4)	20,015	1,685	—	—

Total commercial commitments	30,200		20,015	10,185	—	—

Total contractual obligations and commercial commitments	$121,352		$70,931	$23,102	$3,666	$23,653

(1)
In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

  Term Loan in July 2008. See Note 8—"Borrowing Arrangements and Related Derivative Instruments" to our consolidated financial statements.

(2)
This amount excludes the interest payments on our Mortgage Loan and Term Loan, which are set at LIBOR plus 90 basis points and LIBOR plus 125 basis points, respectively. As of April 30, 2009, the interest rates under the Mortgage Loan and Term Loan were approximately 1.4% and 1.8%, respectively.

(3)
During the three months ended October 31, 2008, we formed OST, a new wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. We contributed $1.5 million in January 2009, as required under the terms of our capital commitment. We are required to contribute the remaining $8.5 million of a $10.0 million commitment by October 2010. See Note 17—"Commitments and Contingencies" to our consolidated financial statements.

(4)
Over the next two years, we expect to invest a total of approximately $33.7 million in our subsidiary, OTC, of which we have already invested $12.0 million. OTC will use the funds to develop land and construct facilities for its use. See Note 17—"Commitments and Contingencies" to our consolidated financial statements.

        As of April 30, 2009, the long-term income taxes payable under FIN 48 was $81.3 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of April 30, 2009 presented above.

Off-Balance Sheet Arrangements

        As of April 30, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, FASB issued Financial Staff Position ("FSP") SFAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingent consideration arrangements. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008, and we are required to adopt the provisions of SFAS No. 141(R) at the beginning of our first quarter of fiscal 2010. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis, beginning on May 1, 2009. The impact that SFAS No. 141(R) may have on our consolidated financial position, results of operations and cash flows will depend on the number and size of possible business combinations that we would consummate subsequent to the adoption of the provisions.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

        In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), which establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent's consolidated financial statements; and (2) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and we are required to adopt it in our first quarter of fiscal 2010. SFAS No. 160 will change our accounting and reporting for our minority interest, which will be recharacterized as noncontrolling interests and classified as a component of equity for all periods presented. We do not expect the adoption of the provisions to have any other material impact on our financial position, results of operations and cash flows.

        In February 2008, the FASB issued FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS No. 157-2"). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") for all nonfinancial assets and nonfinancial liabilities to the beginning of our first quarter of fiscal 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 as it applied to our financial assets and financial liabilities in our first quarter of fiscal 2009. We are currently evaluating the impact that the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities may have on our consolidated financial statements. Our significant nonfinancial assets that may be impacted by the adoption of SFAS No. 157 include long-lived assets and intangible assets.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No 162 is effective for any reporting period beginning after November 15, 2008. The adoption of the provision of SFAS No. 162 in the fourth quarter of fiscal 2009 did not have any other material effect on the our financial position, results of operations or cash flows.

        In November 2008, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 08-06, "Equity Method Investment Accounting Considerations" ("EITF No. 08-06"). Under EITF No. 08-06, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, and any resulting gain or loss shall be recognized in earnings. EITF No. 08-06 is effective in fiscal years beginning after December 15, 2008 and we are required to adopt it in our first quarter of fiscal 2010. Upon adoption of EITF No. 08-06, we will record all such gains or losses to earnings in the future. We do not expect the adoption of EITF No. 08-06 to have any material impact on our financial position, results of operations and cash flows.

        In April 2009, FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP SFAS No. 107-1 and APB No. 28-1"). FSP FAS No. 107-1 and APB No. 28-1 requires disclosures about the fair value of financial instruments for annual and interim reporting periods. It is effective in reporting periods ending after June 15, 2009, and we are required to adopt it in the first quarter of our fiscal 2010. We do not expect the adoption of FSP FAS No. 107-1 and APB No. 28-1 to have any material impact on our financial position, results of operations and cash flows.

        In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP SFAS No. 115-2 and SFAS No. 124-2"). FSP

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

SFAS No. 115-2 and SFAS No. 124-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale or held-to-maturity. Under FSP SFAS No. 115-2 and No. 124-2, other-than-temporary impairment will have to be considered only when an enterprise intends to sell the security, when it is more likely than not that an enterprise will be required to sell the security before recovery in value, or when an enterprise does not expect to recover the entire amortized cost basis of the security. Furthermore, credit related losses on debt securities will be considered an other-than-temporary impairment and be recognized in earnings; any other losses due to a decline in fair value relative to the amortized cost and deemed not to be other-than-temporary will be recorded in other comprehensive income. FSP SFAS No. 115-2 and No. 124-2 is effective for reporting periods ending after June 15, 2009, and we are required to adopt the provisions in our first quarter of fiscal 2010. We are currently evaluating the impact FSP SFAS No. 115-2 and No. 124-2 may have on our financial position, results of operations and cash flows.

        In April 2009, FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP SFAS No. 157-4"). FSP SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 when quoted prices may no longer be determinative of fair value because of significant decrease in volume and level of market activity for the respective asset or liability. FSP SFAS No. 157-4 also amends SFAS No. 157 for certain disclosure items. FSP SFAS No. 157-4 is effective in fiscal quarters ending after June 15, 2009 and the Company is required to adopt the provisions in its first quarter of fiscal 2010. We are currently evaluating the impact FSP SFAS No. 157-4 may have on our financial position, results of operations and cash flows.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," or SFAS No. 165, which modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS No. 165 also renamed the two types of subsequent events either as recognized subsequent events or non-recognized subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and we are required to adopt SFAS No. 165 in our first quarter of fiscal 2010. We do not expect the adoption of SFAS No. 165 to have any material impact on our financial condition, results of operations or cash flows.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"). SFAS No. 167 amends the consolidation guidance under FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," for a business enterprise to consolidate a variable-interest entity ("VIE") when the enterprise is identified as the VIE's primary beneficiary. SFAS No. 167 requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct matters that most significantly impact the activities of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 also requires an ongoing reconsideration of the primary beneficiary of a VIE, and amends the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 is effective in fiscal years beginning after November 15, 2009, and we are required to adopt SFAS No. 167 in our first quarter of fiscal 2011. We are currently evaluating the impact SFAS No. 167 may have on our financial position, results of operations and cash flows.

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

        As of April 30, 2009, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in "Other expense, net" for the periods presented. The amounts of transaction gains and losses for fiscal 2009 and 2008 were not material.

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

  Market Interest Rate Risk

        Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities and in variable rate demand notes, which have a final maturity date of up to 39 years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of April 30, 2009, we did not hold any auction rate securities or variable rate demand notes.

        Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not believe that the recent instability in global financial markets has significantly affected the value of our cash and short-term investments.

        During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.27%. By July 2008, we drew down $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.26%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of "Other expense, net," a hypothetical ten percent change in LIBOR would not have a material effect on our annual interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2009 and April 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 9 to the consolidated financial statements, effective May 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" and changed its method of accounting for uncertainty for income taxes.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 30, 2009

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$257,808	$217,340
Short-term investments	16,973	51,993
Accounts receivable, net of allowances for doubtful accounts and sales returns	43,978	105,338
Inventories	105,024	115,127
Deferred income taxes	1,092	2,823
Prepaid expenses and other assets	7,779	7,430

Total current assets	432,654	500,051
Property, plant and equipment, net	119,071	92,451
Long-term investments	85,469	85,419
Goodwill	—	7,541
Intangibles, net	7,396	13,928
Other long-term assets	22,341	18,956

Total assets	$666,931	$718,346

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,775	$57,760
Accrued expenses and other current liabilities	12,153	17,069
Income taxes payable	692	2,637
Deferred revenues, less cost of revenues	7,176	8,238
Current portion of long-term debt	3,555	651

Total current liabilities	52,351	86,355

Long-term liabilities:
Long-term income taxes payable	81,266	78,031
Non-current portion of long-term debt	32,867	32,830
Other long-term liabilities	8,109	6,955

Total long-term liabilities	122,242	117,816

Total liabilities	174,593	204,171

Commitments and contingencies (Note 17)
Minority interest	3,497	4,444
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 62,590,284 issued and 50,049,284 outstanding at April 30, 2009 and 62,009,869 shares issued and 51,046,369 outstanding at April 30, 2008, respectively	63	62
Additional paid-in capital	403,159	373,024
Accumulated other comprehensive income	773	1,561
Treasury stock, 12,541,000 shares at April 30, 2009 and 10,963,500 shares at April 30, 2008	(178,683)	(165,768)
Retained earnings	263,529	300,852

Total stockholders' equity	488,841	509,731

Total liabilities, minority interest and stockholders' equity	$666,931	$718,346

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended April 30,
	2009	2008	2007
Revenues	$507,316	$799,628	$528,143
Cost of revenues	389,434	593,377	372,776

Gross profit	117,882	206,251	155,367

Operating expenses:
Research, development and related	84,881	79,369	67,570
Selling, general and administrative	62,585	62,228	58,674
Goodwill impairment	7,541	—	—
Litigation settlement, net of recovery of $13,000	—	—	3,300

Total operating expenses	155,007	141,597	129,544

Income (loss) from operations	(37,125)	64,654	25,823
Interest income, net	2,069	12,128	14,580
Other expense, net	(3,171)	(691)	(1,285)

Income (loss) before income taxes and minority interest	(38,227)	76,091	39,118
Provision for (benefit from) income taxes	(158)	11,049	9,392
Minority interest	(746)	(33)	5,753

Net income (loss)	$(37,323)	$65,075	$23,973

Net income (loss) per share:
Basic	$(0.74)	$1.20	$0.44

Diluted	$(0.74)	$1.19	$0.43

Shares used in computing net income (loss) per share:
Basic	50,523	54,401	54,706

Diluted	50,523	54,767	55,234

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Treasury Stock	Retained Earnings		Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at May 1, 2006	53,873,625	$60	$285,112	$1,092	$(79,568)	$216,111	$422,807
Exercise of common stock options	858,833	1	7,798	—	—	—	7,799
Employee stock purchase plan	206,800	—	2,829	—	—	—	2,829
Employee stock-based compensation.	—	—	29,660	—	—	—	29,660
Tax effect from stock-based compensation	—	—	(728)	—	—	—	(728)
Goodwill adjustment for put rights issued to CDM Optics, Inc. selling stockholders	—	—	1,894	—	—	—	1,894
Shares issued for CDM Optics, Inc. acquisition	1,740	—	34	—	—	—	34
Change-of-interest benefit from minority investments	—	—	2,413	—	—	—	2,413	$2,413
Translation losses	—	—	—	(220)	—	—	(220)	(220)
Unrealized losses on available-for-sale securities, net	—	—	—	(5)	—	—	(5)	(5)
Net income	—	—	—	—	—	23,973	23,973	23,973

Balance at April 30, 2007	54,940,998	61	329,012	867	(79,568)	240,084	490,456	$26,161

Initial adoption of FIN 48	—	—	—	—	—	(4,307)	(4,307)	$(4,307)
Exercise of common stock options	917,956	1	11,349	—	—	—	11,350
Employee stock purchase plan	280,915	—	3,852	—	—	—	3,852
Purchases of stock for treasury	(5,093,500)	—	—	—	(86,200)	—	(86,200)
Employee stock-based compensation.	—	—	27,754	—	—	—	27,754
Tax effect from stock-based compensation	—	—	1,057	—	—	—	1,057
Translation gains	—	—	—	573	—	—	573	573
Unrealized gains on available-for-sale securities, net	—	—	—	121	—	—	121	121
Net income	—	—	—	—	—	65,075	65,075	65,075

Balance at April 30, 2008	51,046,369	62	373,024	1,561	(165,768)	300,852	509,731	$61,462

Exercise of common stock options	72,348	—	340	—	—	—	340
Employee stock purchase plan	508,067	1	4,125	—	—	—	4,126
Purchases of stock for treasury	(1,577,500)	—	—	—	(12,915)	—	(12,915)
Employee stock-based compensation.	—	—	26,287	—	—	—	26,287
Write-off of employee stock-based compensation related deferred tax assets	—	—	(617)	—	—	—	(617)
Translation losses	—	—	—	(730)	—	—	(730)	$(730)
Unrealized losses on available-for-sale securities, net	—	—	—	(58)	—	—	(58)	(58)
Net loss	—	—	—	—	—	(37,323)	(37,323)	(37,323)

Balance at April 30, 2009	50,049,284	$63	$403,159	$773	$(178,683)	$263,529	$488,841	$(38,111)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(37,323)	$65,075	$23,973
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,053	13,644	13,012
Change in fair value of interest rate swap	2,234	1,737	492
Stock-based compensation	26,287	27,754	29,660
Tax effect from stock-based compensation	—	1,057	(728)
Minority interest in net income (loss) of consolidated affiliates	(746)	(33)	5,753
(Gain) loss on equity investments, net	382	(8,571)	(3,639)
Affiliate stock grants	—	56	179
Write-down of inventories	22,085	23,713	8,235
Excess tax benefits from stock-based compensation	—	(585)	(1,836)
(Gain) loss on disposal of property, plant and equipment	550	(22)	7
Goodwill impairment	7,541	—	—
Changes in assets and liabilities:
Accounts receivable, net	61,350	(39,658)	(75)
Inventories	(10,573)	(19,532)	(70,131)
Deferred income taxes	(3,396)	(5,713)	(8,131)
Prepaid expenses and other assets	341	14,206	(19,865)
Accounts payable	(36,662)	(6,843)	34,375
Accrued expenses and other current liabilities	(5,086)	(10,946)	10,210
Income taxes payable	1,304	14,719	15,976
Deferred revenues, less cost of revenues	(1,054)	(635)	2,544
Deferred tax liabilities	(1,049)	(1,817)	2,498

Net cash provided by operating activities	45,238	67,606	42,509

Cash flows from investing activities:
Purchases of short-term investments	(59,210)	(77,963)	(259,208)
Proceeds from sales or maturities of short-term investments	93,876	141,859	247,838
Purchases of property, plant and equipment, net of sales	(32,227)	(30,657)	(82,787)
Deconsolidation of VisEra	—	—	(20,646)
Purchases of long-term investments	(1,376)	(9,000)	(27,000)
Purchases of intangible assets	—	—	(548)

Net cash provided by (used in) investing activities	1,063	24,239	(142,351)

Cash flows from financing activities:
Proceeds from long-term borrowings	6,000	6,000	27,927
Repayment of long-term borrowings	(2,926)	(580)	—
Payment of capital lease obligations	(133)	(147)	(142)
Cash contribution by minority shareholder	—	62	10,495
Affiliate cash dividend paid to minority shareholder	(201)	(226)	(245)
Proceeds from exercise of stock options and employee stock purchase plan	4,466	15,202	10,628
Excess tax benefits from stock-based compensation	—	585	1,836
Payments for repurchases of common stock	(12,915)	(86,200)	—

Net cash provided by (used in) financing activities	(5,709)	(65,304)	50,499

Effect of exchange rate changes on cash and cash equivalents	(124)	(79)	(6)

Net increase (decrease) in cash and cash equivalents	40,468	26,462	(49,349)
Cash and cash equivalents at beginning of period	217,340	190,878	240,227

Cash and cash equivalents at end of period	$257,808	$217,340	$190,878

Supplemental cash flow information:
Taxes paid, net	$3,096	$2,444	$(2,046)

Interest paid	$1,832	$13	$25

Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$7,728	$8,250	$2,915

Affiliate shares issued to affiliate employees	$—	$295	$459

Change-of-interest benefit from minority shareholder cash contribution	$—	$—	$2,413

Issuance of escrow shares to CDM selling stockholders	$—	$—	$34

Capitalized interest and other costs	$183	$160	$278

Impact of initial adoption of FIN 48 on retained earnings	$—	$4,307	$—

Write-off of employee stock-based compensation-related deferred tax assets	$617	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2009, 2008 and 2007

Note 1—Basis of Presentation

  The Company

        OmniVision Technologies, Inc. and its subsidiaries ("OmniVision" or the "Company") design, develop, manufacture and market image-sensor devices. The Company's main product, a semiconductor image-sensing device called the CameraChip™, is used to capture images electronically and is used in a number of consumer and commercial mass-market applications. The Company's CameraChip image sensor is manufactured using the complementary metal oxide semiconductor ("CMOS") fabrication process. The Company has also integrated its CameraChip image sensor with wafer-level optics, and marketed the integrated device as CameraCube™ imaging device. The Company was incorporated in California in May 1995 and reincorporated in Delaware in March 2000.

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

  Consolidation of Affiliate Under FIN 46

        Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)") requires that if an entity is the primary beneficiary of a variable interest entity ("VIE"), the entity should include the assets, liabilities and results of operations of the VIE in its consolidated financial statements. In the quarter ended October 31, 2005, the Company consolidated VisEra Technologies Company, Ltd ("VisEra") and VisEra Holding Company ("VisEra Cayman"), as the combined VisEra entity was deemed a VIE and the Company considered itself to be the primary beneficiary of VisEra. During the quarter ended January 31, 2007, the Company assumed responsibility for logistics management previously provided by

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 2—Summary of Significant Accounting Policies—(Continued)

VisEra, and as a result, concluded that it had lost its status as the primary beneficiary in VisEra and VisEra ceased to be a VIE. As a result, the Company deconsolidated VisEra and VisEra Cayman on January 1, 2007, and began to account for the combined VisEra entity under the equity method. (See Note 5.)

  Foreign Currency Translation

        The functional currency of the Company is the U.S. dollar. For subsidiaries or consolidated affiliates with a functional currency other than the U.S. dollar, the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in "Accumulated other comprehensive income," a component of stockholders' equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. For fiscal 2009, the Company recorded remeasurement losses of $0.9 million in "Other expense, net." For fiscal 2008 and 2007, the Company recorded remeasurement gains of $21,000 and $132,000, respectively, in "Other expense, net."

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of government bonds, certificates of deposit and money market funds. (See Note 4.)

        The Company maintains the majority of its cash and cash equivalent balances with major financial institutions in the United States. These balances are subject to a concentration of credit risk and only a small proportion of these balances are covered by Federal Deposit Insurance Corporation ("FDIC") insurance.

        The Company places its cash investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines, and reviews its investments regularly to identify and evaluate investments for risk of possible impairment. Factors the Company considers in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

  Short-Term Investments

        The Company's short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and government debt securities with a final maturity of eighteen months or less from the date of purchase.

        Short-term investments are reported at fair value at April 30, 2009 and 2008. Unrealized gains or losses are recorded in stockholders' equity and included in "Accumulated other comprehensive income

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 2—Summary of Significant Accounting Policies—(Continued)

(loss)." Declines in value judged to be other than temporary, of which there were none in the periods presented, would be recorded in operations at the time such judgment was made.

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

        Related to the mortgage debt, the Company has also entered into an interest rate swap arrangement. For such derivative instrument, the Company recognizes it at the reporting date as either an asset or liability in its Consolidated Balance Sheets measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the associated hedging designation. The Company has designated the swap as an economic hedge and has recorded the change in fair value to "Other expense, net." (See Note 8.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

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

        In December 2000, the Company established OmniVision Semiconductor (Shanghai) Co. Ltd. ("OSC"), formerly Hua Wei Semiconductor (Shanghai) co. Ltd.,, a Chinese subsidiary, to conduct testing operations in China. Subsequently, the Company constructed a manufacturing facility in Shanghai, China, owned by OSC. This manufacturing facility was placed in service in July 2003. OSC does not own the land that underlies the facility but holds a "land use right" that was acquired from the local Chinese government in December 2000 for approximately $0.8 million, and entitles the Company to use the land for 50 years. The cost of the land use right was recorded as a component of property, plant and equipment and is being depreciated over 50 years, the useful life of the right.

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

  Long-Lived Assets

        The Company reviews its long-lived assets, including intangible assets and long-term investments, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, and at least annually. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write-down the carrying value of the asset to its estimated fair market value. To date, the Company has not recognized any impairment losses.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

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

  Goodwill

        The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit (the Company has one reporting unit) to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded. During fiscal 2009, the Company recorded an impairment charge of $7.5 million to write-off the carrying value of goodwill. (See Note 7.)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 2—Summary of Significant Accounting Policies—(Continued)

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

        In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, OmniVision CDM Optics, Inc. ("CDM"), formerly CDM Optics, Inc., which the Company acquired in fiscal 2005. The Company recognizes the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 2—Summary of Significant Accounting Policies—(Continued)

CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented.

  Research, Development and Related

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs," the Company recognizes the costs associated with the internal development of intellectual property rights as expense when incurred. These costs include expenses associated with patent, copyright, trademark and trade secrets. Excluding expenses associated with patents, copyrights, trademarks and trade secrets, Research and Development expenses for fiscal 2009, 2008 and 2007 totaled approximately $82.0 million, $76.7 million and $66.1 million, respectively.

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

        In accordance with FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," ("FIN 48") and related guidance, the Company recognizes in its consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met.

  Stock-Based Compensation

        In accordance with SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") the Company recognizes in its consolidated financial statements all share-based payments to employees,

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 2—Summary of Significant Accounting Policies—(Continued)

including grants of employee stock options and of other stock-based compensation under the 2007 Equity Incentive Plan (the "2007 Plan") which was approved by the Company's stockholders on September 26, 2007, and employee stock purchases under the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"), based on their respective grant date fair values. The 2007 Plan replaced the Company's 2000 Stock Plan.

        Under SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model ("Black-Scholes"), and is recognized as expense over the requisite service period of the award. The Company has chosen to recognize stock-based compensation expense using the straight-line attribution method. Black-Scholes requires the use of highly subjective, complex assumptions, including the expected term and the price volatility of the Company's stock. SFAS No. 123(R) also requires forfeiture rates to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those stock-based awards that are expected to vest.

        In accordance with FASB Staff Position ("FSP") No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards," the Company elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R) on May 1, 2006. The Company has also elected to use the "with and without" approach as described in Emerging Issues Task Force ("EITF") Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as research and development tax credits, through the Consolidated Statements of Operations.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss for fiscal 2009 was $38.1 million and included net loss, unrealized losses from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for fiscal 2008 and 2007 was $61.5 million and $26.2 million, respectively, and included net income, the impact of the initial adoption of FIN 48 on retained earnings, unrealized gains (losses) from available-for-sale securities, change-of-interest benefits and foreign currency translation gains (losses) from foreign subsidiaries.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 2—Summary of Significant Accounting Policies—(Continued)

unvested common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options.

  Minority Interest

        Minority interest in the Company's consolidated financial statements results from the accounting for the noncontrolling interest in a consolidated subsidiary or affiliate. Minority interest represents a partially-owned subsidiary's or consolidated affiliate's income, losses, and components of other comprehensive income which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests. In fiscal 2009, approximately $(0.7 million) represents the 56.1% interest that the Company did not own in the net loss of SOI. In fiscal 2008, approximately $(33,000) represents the 56.0% interest that the Company did not own in the net loss of SOI. In fiscal 2007, approximately $267,000 represents the 54.6% interest that the Company did not own in the net income of SOI and approximately $5.5 million represents the 52.9% interest that the Company did not own in the net income of VisEra.

  Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, FASB issued FSP SFAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingent consideration arrangements. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008, and the Company is required to adopt the provisions of SFAS No. 141(R) at the beginning of its first quarter of fiscal 2010. The adoption of SFAS No. 141(R) will change the Company's accounting treatment for business combinations on a prospective basis, beginning on May 1, 2009. The impact that SFAS No. 141(R) may have on the Company's consolidated financial position, results of operations and cash flows will depend on the number and size of possible business combinations that the Company would consummate subsequent to the adoption of the provisions.

        In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), which establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent's consolidated financial statements; and (2) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the Company is required to adopt it in its first quarter of fiscal 2010. SFAS No. 160 will change the Company's accounting and reporting for its minority interest, which will be recharacterized as noncontrolling interests and classified as a

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 2—Summary of Significant Accounting Policies—(Continued)

component of equity for all periods presented. The Company does not expect the adoption of the provisions to have any other material impact on its financial position, results of operations and cash flows.

        In February 2008, the FASB issued FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS No. 157-2"). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") for all nonfinancial assets and nonfinancial liabilities to the beginning of the Company's first quarter of fiscal 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 as it applied to the Company's financial assets and financial liabilities in its first quarter of fiscal 2009. The Company is currently evaluating the impact that the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities may have on the Company's consolidated financial statements. The Company's significant nonfinancial assets that may be impacted by the adoption of SFAS No. 157 include long-lived assets and intangible assets.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No 162 is effective for any reporting period beginning after November 15, 2008. The adoption of the provision of SFAS No. 162 in the fourth quarter of fiscal 2009 did not have any material effect on the Company's financial position, results of operations or cash flows.

        In November 2008, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 08-06, "Equity Method Investment Accounting Considerations" ("EITF No. 08-06"). Under EITF No. 08-06, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, and any resulting gain or loss shall be recognized in earnings. EITF No. 08-06 is effective in fiscal years beginning after December 15, 2008 and the Company is required to adopt it in its first quarter of fiscal 2010. Upon adoption of EITF No. 08-06, the Company will record all future change-of-interest benefits to earnings. The Company does not expect the adoption of EITF No. 08-06 to have any other material impact on its financial position, results of operations and cash flows.

        In April 2009, FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP SFAS No. 107-1 and APB No. 28-1"). FSP FAS No. 107-1 and APB No. 28-1 requires disclosures about the fair value of financial instruments for annual and interim reporting periods. It is effective in reporting periods ending after June 15, 2009, and the Company is required to adopt it in the first quarter of its fiscal 2010. The Company does not expect the adoption of FSP FAS No. 107-1 and APB No. 28-1 to have any material impact on its financial position, results of operations and cash flows.

        In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP SFAS No. 115-2 and SFAS No. 124-2"). FSP SFAS No. 115-2 and SFAS No. 124-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale or held-to-maturity. Under FSP SFAS No. 115-2 and No. 124-2, other-than-temporary impairment will have to be considered only when an enterprise intends to sell the security, when it is more likely than not that an

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 2—Summary of Significant Accounting Policies—(Continued)

enterprise will be required to sell the security before recovery in value, or when an enterprise does not expect to recover the entire amortized cost basis of the security. Furthermore, credit related losses on debt securities will be considered an other-than-temporary impairment and be recognized in earnings; any other losses due to a decline in fair value relative to the amortized cost and deemed not to be other-than-temporary will be recorded in other comprehensive income. FSP SFAS No. 115-2 and No. 124-2 is effective for reporting periods ending after June 15, 2009, and the Company is required to adopt the provisions in its first quarter of fiscal 2010. The Company is currently evaluating the impact FSP SFAS No. 115-2 and No. 124-2 may have on its financial position, results of operations and cash flows.

        In April 2009, FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP SFAS No. 157-4"). FSP SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 when quoted prices may no longer be determinative of fair value because of significant decrease in volume and level of market activity for the respective asset or liability. FSP SFAS No. 157-4 also amends SFAS No. 157 for certain disclosure items. FSP SFAS No. 157-4 is effective in fiscal quarters ending after June 15, 2009 and the Company is required to adopt the provisions in its first quarter of fiscal 2010. The Company is currently evaluating the impact FSP SFAS No. 157-4 may have on its financial position, results of operations and cash flows.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," or SFAS No. 165, which modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS No. 165 also renamed the two types of subsequent events either as recognized subsequent events or non-recognized subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and the Company is required to adopt SFAS No. 165 in its first quarter of fiscal 2010. The Company does not expect the adoption of SFAS No. 165 to have any material impact on its financial condition, results of operations or cash flows.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"). SFAS No. 167 amends the consolidation guidance under FIN 46(R) by requiring an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct matters that most significantly impact the activities of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 also requires an ongoing reconsideration of the primary beneficiary of a VIE, and amends the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 is effective in fiscal years beginning after November 15, 2009, and the Company is required to adopt SFAS No. 167 in its first quarter of fiscal 2011. The Company is currently evaluating the impact SFAS No. 167 may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 3—Short-Term Investments

        Available-for-sale securities at April 30, 2009 and 2008 were as follows (in thousands):

	As of April 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,602	$—	$—	$3,602
U.S. government debt securities with maturities less than one year	5,111	6	—	5,117
U.S. government debt securities with maturities over one year	5,000	11	—	5,011
Commercial paper and bond funds	3,242	1	—	3,243

	$16,955	$18	$—	$16,973

Contractual maturity dates, less than one year				$11,962
Contractual maturity dates, one year to two years				5,011

				$16,973

	As of April 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$9,455	$1	$—	$9,456
U.S. government debt securities with maturities less than one year	24,037	69	—	24,106
U.S. government debt securities with maturities over one year	5,104	—	—	5,104
Commercial paper and bond funds	13,298	29	—	13,327

	$51,894	$99	$—	$51,993

Contractual maturity dates, less than one year				$38,558
Contractual maturity dates, one year to two years				13,435

				$51,993

        The Company sold available-for-sale investments, primarily marketable debt instruments, for proceeds of approximately zero, $52.7 million and $97.0 million in fiscal 2009, 2008 and 2007, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 4—Balance Sheet Accounts (in thousands)

	April 30,
	2009	2008
Cash and cash equivalents:
Cash	$120,754	$23,453
Money market funds, certificates of deposit and government bonds	137,054	193,887

	$257,808	$217,340

Accounts receivable, net:
Accounts receivable	$48,105	$109,452
Less: Allowance for doubtful accounts	(691)	(1,080)
Allowance for sales returns	(3,436)	(3,034)

	$43,978	$105,338

Inventories:
Work in progress	$26,860	$52,614
Finished goods	78,164	62,513

	$105,024	$115,127

Prepaid expenses and other current assets:
Prepaid expenses	$5,254	$5,091
Deposits and other	2,439	1,604
Interest receivable	86	735

	$7,779	$7,430

Property, plant and equipment, net:
Land(1)	$13,000	$13,000
Buildings and land use right(1)	39,428	26,135
Buildings/leasehold improvements	17,110	5,745
Machinery and equipment	58,641	39,913
Furniture and fixtures	4,825	794
Software	6,188	2,780
Construction in progress	11,878	25,977

	151,070	114,344
Less: Accumulated depreciation and amortization	(31,999)	(21,893)

	$119,071	$92,451

Other long-term assets:
Deferred income taxes—non-current	$17,233	$13,058
Prepaid wafer credits	2,990	4,000
Long-term employee loan receivable	1,000	1,000
Other long-term assets	1,118	898

	$22,341	$18,956

Accrued expenses and other current liabilities:
Employee compensation	$4,848	$6,726
Third party commissions	1,532	1,970
Professional services	1,269	2,523
Noncancelable purchase commitments	411	283
Distributor pricing adjustments	2,399	3,416
Deferred income tax liabilities—current	8	38
Other	1,686	2,113

	$12,153	$17,069

Other long-term liabilities:
Deferred income tax liabilities—non-current	$3,646	$4,726
Interest rate swaps	4,463	2,229

	$8,109	$6,955

(1)
Prior year balances have been reclassified to conform to current year presentations. These reclassifications had no impact on the previously reported asset balances, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 5—Long-Term Investments

        Long-term investments as of April 30, 2009 and 2008 consisted of the following (in thousands):

	April 30,
	2009	2008
VisEra	$67,619	$68,593
WLCSP	10,996	10,293
XinTec	4,661	4,661
ImPac	2,193	1,872

Total	$85,469	$85,419

  VisEra Technologies Company, Ltd.

        In August 2005, the Company entered into an Amended and Restated Shareholders' Agreement (the "Amended VisEra Agreement") with Taiwan Semiconductor Manufacturing Company Limited ("TSMC"), VisEra Technologies Company, Ltd. ("VisEra"), and VisEra Holding Company ("VisEra Cayman"). The Amended VisEra Agreement amended and restated the original Shareholders' Agreement (the "VisEra Agreement") that the parties entered into on October 29, 2003, pursuant to which the Company and TSMC agreed to form VisEra, a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor ("CMOS") image sensors. In November 2003, pursuant to the terms of the VisEra Agreement, the Company contributed $1.5 million in cash to VisEra and granted a non-exclusive license to certain of its manufacturing and automated final testing technologies and patents. In order to provide greater financial and fiscal flexibility to VisEra, in connection with the Amended VisEra Agreement, the parties formed VisEra Cayman, a company incorporated in the Cayman Islands and VisEra became a subsidiary of VisEra Cayman.

        Under the terms of the Amended VisEra Agreement, the parties reaffirmed their respective commitments to VisEra, and expanded the scope of and made certain modifications to the VisEra Agreement. The Company and TSMC have equal interests in VisEra Cayman. In the quarter ended October 31, 2005, the Company and TSMC each contributed $7.5 million to VisEra and VisEra Cayman. As a result of this additional investment, the Company's and TSMC's interest each increased from 25% to 43%, and consequently the Company re-evaluated its accounting for VisEra in accordance with FIN 46(R). Since the Company was the source of virtually all of VisEra's revenues, the Company had a decisive influence over VisEra's profitability. The Company concluded that, as a result of its step acquisition of VisEra, and because substantially all of the activities of VisEra either involved or were conducted on behalf of the Company, VisEra was a variable interest entity ("VIE"). Accordingly, the Company considered itself to be the primary beneficiary of VisEra, and included VisEra's financial results in its consolidated financial statements through December 31, 2006. In the quarter ended January 31, 2006, the Company increased its interest in VisEra from 43% to 46% through purchases of $9.5 million of unissued shares.

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

For the Years Ended April 30, 2009, 2008 and 2007

Note 5—Long-Term Investments—(Continued)

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

        On January 1, 2007, the Company assumed responsibility for logistics management services previously provided to the Company by VisEra. As a consequence of the change, the Company concluded that, as of the date of the change, it would lose its status as the primary beneficiary of the joint venture, VisEra would cease to be VIE as defined under FIN 46(R) and, as a result, the Company deconsolidated VisEra. Accordingly, beginning on January 1, 2007, the Company has accounted for its investment in VisEra under the equity method. The deconsolidation of VisEra did not have a material effect on the Company's reported revenue or reported net income for the fiscal year ended April 30, 2007. In April 2007, pursuant to a January 2007 amendment to the Amended VisEra Agreement that provided for an increase in VisEra's manufacturing capacity, the Company and TSMC each made an additional investment of $27.0 million in VisEra. This additional investment was part of an ongoing capacity expansion program at VisEra. The Company's contribution to VisEra and VisEra Cayman thus totaled $51.6 million, effectively meeting its commitment under the terms of the January 2007 amendment to the Amended VisEra Agreement, in which the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture. The Company has not made any subsequent contributions into VisEra.

        All other material terms of the VisEra Agreement remain in effect. (See Notes 17 and 18.)

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

        At the date of the transaction, the Company's $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP's assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill which, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"), the Company will not amortize. This amount is recorded as a portion of the Company's investment in WLCSP. The Company will amortize the remaining basis

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 5—Long-Term Investments—(Continued)

difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years.

        The Company accounts for its investment in WLCSP under the equity method. For the year ended April 30, 2009 and 2008, the Company recorded equity income of $0.7 million and $1.3 million, respectively, in "Other expense, net," consisting of its portion of the net income recorded by WLCSP during the period, partially offset by equity method investment adjustments. (See Note 18.)

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

        In January 2007, TSMC purchased approximately 90,526,000 previously-unissued shares from XinTec. The purchased shares represented approximately a 43.0% ownership interest in XinTec. Other existing shareholders, including the Company and the Company's affiliate, VisEra, did not purchase additional shares. As a result, the Company's direct ownership percentage in XinTec declined to approximately 4.4%. VisEra's ownership interest declined to 16.9%, and the Company's beneficial ownership percentage in XinTec declined to 12.4%. Consequently, effective January 1, 2007, in accordance with APB 18, the Company began to account for XinTec as a cost method investment. In addition, because the per share value of the TSMC investment exceeded the Company's average per share carrying value in XinTec, the Company recorded a one-time change-of-interest benefit of $1.2 million directly to "Additional paid-in capital," a component of stockholders' equity. For fiscal 2009 and 2008, the Company recorded no equity income related to its investment in XinTec. For fiscal 2007, the Company recorded equity income of $1.7 million in "Other expense, net."

  ImPac Technology Co., Ltd.

        In 2003, in order to enhance its access to plastic and ceramic packaging services that were in short supply, the Company purchased approximately 27% of the common stock of ImPac Technology Co., Ltd. ("ImPac"), a privately-held company based in Taiwan for a total of $2.0 million in cash. In December 2003, the Company made an additional cash contribution of approximately $0.8 million to maintain its equity ownership percentage in ImPac. Unrelated third parties own the balance of ImPac's equity. During fiscal 2004, the Company's equity interest declined to approximately 23% due to additional rounds of financing obtained by ImPac in which the Company did not participate. In July 2008, the Company purchased additional shares in ImPac for $1.4 million. This increased the Company's ownership in ImPac to 25.7%. The Company's purchases from ImPac are at arm's length, and the Company accounts for this investment using the equity method. For fiscal 2009 and 2008, the Company recorded equity loss of $1.1 million and $483,000, respectively, in "Other expense, net" for its portion of the net loss recorded by ImPac. For fiscal 2007, the Company recorded equity income of $225,000 in "Other expense, net" for its portion of the net income recorded by ImPac

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 5—Long-Term Investments—(Continued)

        The following table presents the summary combined financial information of ImPac, VisEra and WLCSP, as derived from their financial statements for the fiscal years ended April 30, 2009, 2008 and 2007 and as of April 30, 2009 and 2008 and prepared under GAAP (in thousands):

	Year Ended April 30,
	2009	2008	2007
Operating data:
Revenues	$87,615	$143,241	$179,584
Gross profit	10,287	38,822	30,936
Income (loss) from operations	(2,083)	25,582	21,701
Net income (loss)	(259)	18,946	14,315

	April 30,
	2009	2008
Balance sheet data:
Current assets	$74,119	$90,237
Long-term assets	187,972	191,748
Current liabilities	25,551	50,749
Long-term liabilities	3,736	5,322

        The amount of consolidated retained earnings that represented undistributed earnings of investees accounted for by the equity method totaled $14.1 million and $14.8 million at April 30, 2009 and 2008, respectively.

Note 6—Consolidated Affiliate—Silicon Optronics, Inc.

        In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation ("PSC"), a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish a joint venture in Taiwan. The purpose of the joint venture, Silicon Optronics, Inc. ("SOI"), is to conduct manufacturing, marketing and selling of certain of the Company's legacy products. Toward the end of fiscal 2009, SOI began to investigate the market potential of touch panels that track touches with optical sensors. These devices compete with the current resistive and capacitive touch panels. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005.

        In April 2007, SOI became listed on the Taiwan GreTai Securities Market ("TGSM"). The TGSM is the approximate equivalent in Taiwan of the Over-The-Counter market in the United States. In conjunction with the TGSM listing, various employees of SOI exercised their options and increased the number of shares outstanding. From time to time, SOI also issues shares to its employees as a bonus, which dilutes the Company's ownership percentage. The Company's ownership percentage in SOI was 43.9% and 44.0% as of April 30, 2009 and 2008, respectively.

        During fiscal 2009, SOI paid a cash dividend of approximately $359,000, of which the Company received $158,000. (See Note 18.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 7—Goodwill and Intangible Assets

        During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in the Company's market capitalization and the global economic downturn, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). As a result, the Company performed interim impairment tests on goodwill and certain other long-lived tangible and intangible assets as of October 31, 2008.

  Goodwill

        Under the two-step process as mandated by SFAS No. 142, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit's fair value to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill, and the fair value of the reporting unit. Because the Company has only one reporting unit under SFAS No. 142, the Company utilized an enterprise wide approach to assess goodwill for impairment. The Company first concluded that its market capitalization was significantly lower than its net book value as of October 31, 2008, indicating potential goodwill impairment. The Company then determined the fair value of the enterprise by using the present value technique, based in part, upon an independent valuation. The present value technique uses the Company's estimate future discounted cash flows to determine the enterprise fair value. The fair value of the enterprise was reconciled to the Company's overall market capitalization as of October 31, 2008. By comparing the fair value to net assets other than goodwill, the Company recorded a goodwill impairment charge of $7.5 million, which was included in "Goodwill impairment" for fiscal 2009.

        The change to the carrying value of the Company's goodwill from May 1, 2008 through April 30, 2009 is reflected below:

Goodwill
Balance at May 1, 2008	$7,541
Goodwill impairment	(7,541)

Balance at April 30, 2009	$—

  Intangible Assets

        The Company also tested its long-lived assets, including its intangible assets as of October 31, 2008, for potential impairment. Under SFAS No. 144, potential impairment assessments are preceded by recoverability tests where undiscounted expected future cash flows would be compared to carrying amounts of asset groups. If the carrying amount is less than the undiscounted expected future cash flows, the Company will not recognize any asset impairment loss. Based on the recoverability analysis, the Company determined that the undiscounted expected future cash flows as generated by the Company's primary asset group, which is its supply chain assets, exceeded the asset carrying values. Consequently, the Company did not record any impairment of its intangible assets or its other long-lived assets. At the end of fiscal 2009, the Company concluded that there were insufficient factual circumstances that would warrant further impairment analyses on its long-lived assets.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 7—Goodwill and Intangible Assets—(Continued)

        Intangible assets as of April 30, 2009 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$14,240	$3,560
Patents and licenses	13,487	9,931	3,556
Trademarks and tradenames	1,400	1,120	280
Customer relationships	100	100	—

Intangible assets, net	$32,787	$25,391	$7,396

        Intangible assets as of April 30, 2008 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$10,680	$7,120
Patents and licenses	13,487	7,239	6,248
Trademarks and tradenames	1,400	840	560
Customer relationships	100	100	—

Intangible assets, net	$32,787	$18,859	$13,928

        During fiscal 2009 and 2008, the Company amortized $6.5 million and $6.6 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ended April 30,
2010	$6,386
2011	973
2012	37

Total	$7,396

Note 8—Borrowing Arrangements and Related Derivative Instruments

        The following table shows the Company's debt and lease obligations (in thousands):

	April 30,
	2009	2008
Mortgage loan	$26,421	$27,347
Term loan	10,000	6,000
Capital lease obligations	1	134

	36,422	33,481
Less: amount due within one year	(3,555)	(651)

Non-current portion of long-term debt	$32,867	$32,830

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 8—Borrowing Arrangements and Related Derivative Instruments—(Continued)

        At April 30, 2009, aggregate debt maturities were as follows (in thousands):

Years Ended April 30,	Mortgage and Term Loans	Capital Lease	Total
2010	$3,554	$1	$3,555
2011	3,554	—	3,554
2012	3,554	—	3,554
2013	1,554	—	1,554
2014	554	—	554
Thereafter	23,651	—	23,651

Total	$36,421	$1	$36,422

  Mortgage Loan and Term Loan

        On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the "Santa Clara Property"). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the "Mortgage Loan") and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million (the "Term Loan"). In March 2008, the Company borrowed $6.0 million under the Term Loan to finance improvements to the Santa Clara Property. The Company drew down the remaining $6.0 million under the Term Loan in July 2008.

        Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate ("LIBOR") rate plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively.

        Interest rates under the Mortgage Loan were 1.4% and 3.6% at April 30, 2009 and 2008, respectively. Interest rates under the Term Loan were 1.8% and 4.0% at April 30, 2009 and 2008, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of April 30, 2009.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 8—Borrowing Arrangements and Related Derivative Instruments—(Continued)

  Line of Credit at SOI

        SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At and April 30, 2009 and 2008, there were no borrowings outstanding under these facilities.

  Capital Lease Obligations

        In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. Terms of the agreement require the Company to make monthly payments of approximately $14,000 through February 2009. Accordingly, the Company recorded a capital asset for $393,000 that was depreciated over a five-year period in accordance with the Company's capitalization policy. As of April 30, 2009 and 2008, $1,000 and $134,000, respectively, were outstanding under the capital lease.

  Derivative Instruments and Hedging Activities

        As indicated above, the Company holds two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The Company utilizes the swaps to reduce the effect of interest rate variability on the two loans' interest payments. The Company has not designated the two interest rate swaps as hedging instruments, as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Consequently, the Company remeasures the two interest rate swaps at fair value at each balance sheet date, and immediately recognizes any changes to the fair values in earnings. On the balance sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses.

        The table below presents the location of the swaps on the Consolidated Statements of Operations and Consolidated Balance Sheets, and the related effects on the Company's results of operations and financial positions (in thousands):

	Year Ended April 30,
	2009	2008	2007
Location of amounts recognized in Consolidated Statements of Operations and amount of losses:
Other expense, net	$2,234	$1,737	$492

	April 30,
	2009	2008
Location of amounts on Consolidated Balance Sheets and fair values:
Other long-term liabilities	$4,463	$2,229

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 9—Income Taxes

        The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended April 30,
	2009	2008	2007
Current:
Federal	$(279)	$2,006	$3,680
State	2	2	2
Foreign	4,463	14,331	12,167

Total current	4,186	16,339	15,849

Deferred:
Federal	(6,017)	(5,393)	(5,916)
State	(343)	(414)	(616)
Foreign	2,016	517	75

Total deferred	(4,344)	(5,290)	(6,457)

Total provision (benefit)	$(158)	$11,049	$9,392

        Income (losses) before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2009	2008	2007
United States	$(39,550)	$(22,325)	$(30,282)
International	1,323	98,416	69,400

Total	$(38,227)	$76,091	$39,118

        The provision for (benefit from) income taxes differs from the amount computed by applying the federal income tax rate of 35.0% to pretax income from operations as a result of the following (in thousands):

	Year Ended April 30,
	2009	2008	2007
Provision based on statutory federal income tax	$(13,379)	$26,632	$13,692
State income tax benefit, net of federal tax benefit	(395)	(413)	(615)
Foreign rate differential	6,312	(20,201)	(7,111)
Non-deductible stock-based compensation	6,450	6,856	7,012
Tax credits	(1,469)	(1,323)	(3,140)
Non-deductible goodwill impairment loss	2,640	—	—
Other	(317)	(502)	(446)

Tax provision (benefit)	$(158)	$11,049	$9,392

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 9—Income Taxes—(Continued)

        The components of deferred tax assets and (liabilities) included in the consolidated balance sheets are (in thousands):

	April 30,
	2009	2008
Tax credits	$9,132	$7,318
Reserves	1,983	3,328
Stock-based compensation expenses	8,672	6,327
Unrealized loss on interest rate swap	1,717	859
Intercompany profit in inventory	284	588
Accruals and other	1,032	1,652

Gross deferred tax assets	22,820	20,072
Valuation allowance	(4,495)	(4,191)

Deferred tax assets	18,325	15,881

Intangible assets	(1,923)	(3,852)
Fixed assets	(859)	—
Undistributed earnings of non-US subsidiaries and non-US equity investees	(763)	(874)
Other	(109)	(38)

Deferred tax liabilities	(3,654)	(4,764)

Net deferred tax assets	$14,671	$11,117

        In fiscal 2007, the Company chose to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards due to a change in presentation as a result of the adoption of SFAS No. 123(R). SFAS No. 123(R) prohibits recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. Such unrecognized deferred tax benefits totaled $6.7 million and $6.9 million as of April 30, 2009 and 2008, respectively, and, if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

        Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. Deferred tax assets in the amount of $4.5 million and $4.2 million at April 30, 2009 and 2008, respectively, pertain to California research and development tax credit carryovers that the Company believes it is more likely than not that the Company will not realize; therefore, a valuation allowance has been established against such deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs.

        As of April 30, 2009, the Company has federal and state net operating loss ("NOL") carryforwards of approximately $6.5 million and $2.6 million, respectively. If not utilized, the federal NOL will begin

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 9—Income Taxes—(Continued)

to expire in fiscal 2030 and the state NOL will begin to expire in fiscal 2030. The Company has federal and state research and development credits of approximately $11.7 million and $14.6 million, respectively. If not utilized, the federal credits will begin to expire in fiscal 2025 and the state credits will be carried over indefinitely.

        The Company has not provided federal, state, and foreign withholding taxes on approximately $224.2 million of undistributed earnings for certain non-U.S. subsidiaries and equity investee companies, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries and equity investee companies that are essentially permanent in duration is not practicable.

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

        The Company's policy to include interest, penalties and foreign exchange gain or loss related to unrecognized tax benefits within the provision for income taxes on the Consolidated Statements of Operations did not change as a result of implementing the provisions of FIN 48. During the first quarter of fiscal 2008, the Company reduced the accrual for penalties by $4.5 million as a result of a change in tax law in a foreign jurisdiction. The Company accrued an additional $1.8 million and $3.9 million of interest and penalties for fiscal 2009 and 2008, respectively. The Company had accrued $13.7 million and $11.9 million, cumulatively, for potential interest and penalties as of April 30, 2009 and 2008, respectively.

        A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, is as follows (in thousands):

	April 30,
	2009	2008
Balance at beginning of year	$71,229	$57,550
Increases in balances related to tax positions taken during current year	6,215	8,847
Increases in balances related to tax positions taken during prior years	2,051	5,215
Decreases in balances related to tax positions taken during prior years	(2,362)	(383)

Balance at end of fiscal year	$77,133	$71,229

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 9—Income Taxes—(Continued)

        A reconciliation of the gross unrecognized tax benefits, including interest and penalties, as presented on the consolidated balance sheets is as follows (in thousands):

	April 30,
	2009	2008
Recorded as a decrease in deferred income taxes—current	$9,266	$4,779
Recorded as a decrease in other receivables	300	300
Income taxes payable—non-current	81,266	78,031

Balance at end of fiscal year	$90,832	$83,110

        The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $89.3 million as of April 30, 2009. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

        The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal, U.S. state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2003. Over the next twelve months, the Company does not anticipate any material change to the balance of gross unrecognized tax benefits.

Note 10—Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

        Diluted net income per share is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the fiscal year ended April 30, 2009, the Company excluded all options and restricted stock units outstanding as the Company recorded a net loss of $37.3 million. For the years ended April 30, 2009, 2008 and 2007, 12,657,000, 5,680,000 and 5,857,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive.

        The Company's earnings per share were calculated under the provisions of the SFAS No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary's common stock are included in computing the subsidiary's earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company's consolidated earnings per share computations based on the consolidated group's holding of the subsidiary's securities. Through April 30, 2009, SOI issued options to various of its employees exercisable for 2,700,000 shares of its common stock. In the calculation of its earnings per share for fiscal 2009, 2008 and 2007, the Company included the effect of SOI's options in its consolidated earnings per share, if dilutive.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 10—Net Income (Loss) Per Share—(Continued)

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2009	2008	2007
Basic:
Numerator:
Net income (loss)	$(37,323)	$65,075	$23,973

Denominator:
Weighted average common shares for net income (loss) per share	50,523	54,401	54,706

Basic net income (loss) per share	$(0.74)	$1.20	$0.44

Diluted:
Numerator:
Net income (loss)	$(37,323)	$65,075	$23,973
Dilutive effect of SOI consolidation	—	—	(13)

Net income (loss) for diluted computation	$(37,323)	$65,075	$23,960

Denominator:
Denominator for basic net income (loss) per share	50,523	54,401	54,706
Weighted average effect of dilutive securities:
Stock options, restricted stock units, and employee stock purchase plan shares	—	366	528

Weighted average common shares for diluted net income (loss) per share	50,523	54,767	55,234

Diluted net income (loss) per share	$(0.74)	$1.19	$0.43

Note 11—Fair Value Measurements

        Effective May 1, 2008, the Company adopted the provisions of SFAS No. 157, as amended. The adoption of this standard was limited to financial assets and liabilities and did not have a material effect on the Company's financial condition or results of operations.

        SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company's own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

  •
  Level 1—Inputs are quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 11—Fair Value Measurements—(Continued)

    quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

  •
  Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of April 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$89,588	$89,588	$—	$—
Certificates of deposit	15,970	—	15,970	—
Debt securities issued by U.S. government agencies	39,128	—	39,128	—
Corporate debt securities/Commercial Paper	9,341	—	9,341	—

Total assets	$154,027	$89,588	$64,439	$—

Interest rate swaps	$(4,463)	$—	$(4,463)	$—

Total liabilities	$(4,463)	$—	$(4,463)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of April 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$137,054	$89,588	$47,466	$—
Short-term investments	16,973	—	16,973	—

Total assets	$154,027	$89,588	$64,439	$—

Interest rate swaps	$(4,463)	$—	$(4,463)	$—

Total liabilities	$(4,463)	$—	$(4,463)	$—

Note 12—Common Stock

        The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2009 and 2008, approximately 50,049,000 and 51,046,000 shares were issued and outstanding, respectively. As of April 30, 2009 and 2008, 12,541,000 shares and 10,963,500 shares, respectively were held as treasury stock. In addition, as of April 30, 2009, approximately 18,916,000 and 13,758,000 shares of common stock have been reserved for issuance under the Company's employee equity incentive plans and employee stock purchase plan, respectively.

        In connection with the CDM acquisition, the Company issued 515,000 shares of common stock representing $10.0 million at an agreed valuation of $19.42 per share. Approximately 147,000 of these shares were retained as security for certain indemnities given by the sellers. In fiscal 2007, the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 12—Common Stock—(Continued)

Company subsequently issued the 147,000 escrow shares to the original shareholders, respectively. The escrow shares were puttable back to the Company at a premium and 145,000 shares were put to the Company for cash totaling $2.8 million.

        In June 2005, the Company's board of directors authorized management to use up to $100 million of the Company's available cash in an open-market program to repurchase its own common stock. The program expired in June 2006. Under the program, the Company repurchased 5,870,000 shares of its common stock. In February 2007, the Company's board of directors approved another stock repurchase program that, subject to applicable securities laws, provides for the repurchase of up to $100 million of its outstanding common stock. During fiscal 2008, the Company repurchased 5,093,500 shares of its common stock under this program, for an aggregate cost of approximately $86.2 million. During fiscal 2009, the Company repurchased an additional 1,577,500 shares of its common stock under this program, for an aggregate cost of approximately $12.9 million. As of April 30, 2009 and 2008, the Company had cumulatively repurchased 12,541,000 shares and 10,963,500 shares of its common stock, respectively. (See Note 14.)

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans

  2000 Employee Stock Purchase Plan

        The 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan") was adopted by the board of directors in February 2000 and was approved by the shareholders in March 2000. The 2000 Purchase Plan became effective upon the closing of the Company's initial public offering. Under the 2000 Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or four percent of the Company's outstanding common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The offering periods under this plan are the periods of approximately 24 months commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the periods ending twenty-four months later. Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping. The purchase period under the 2000 Purchase Plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The 2000 Purchase Plan will terminate in February 2010, unless the board of directors determines to terminate it sooner. As of April 30, 2009, 2,657,000 shares had been purchased under the 2000 Purchase Plan.

  2007 Equity Incentive Plan

        In September 2007, on the recommendation of the Company's board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan replaced the Company's 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. Through April 30, 2009, the Company had granted stock options for approximately 496,000 shares and 555,000 restricted stock units to employees under the 2007 Plan. In general, the Company's stock option awards have a maximum contractual term of ten years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. In July 2008, the Company also granted approximately 196,000 performance shares to certain employees. These 196,000 shares represented the "target" number of shares of common stock that would be issued if certain performance goals had been achieved at the end of fiscal 2009. Such goals were not achieved and the performance shares were cancelled.

  2000 Stock Plan

        In February 2000, the Company adopted the 2000 Stock Plan under which 6,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 3,000,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The 2000 Stock Plan provided for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options were granted at a price not less than 100% of the fair market value of the Company's common stock and at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options were granted at a price not less than 85.0% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan have been at fair market value on the date of the grant and generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant).

        Under the 2000 Stock Plan, options to purchase approximately 2,782,000 shares of common stock were granted to employees during fiscal 2008, respectively. As of April 30, 2009, options to purchase approximately 12,599,000 shares of common stock were outstanding under the 2000 Stock Plan.

  2000 Director Option Plan

        The 2000 Director Option Plan was adopted by the board of directors in February 2000 and approved by the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, or 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year, or an amount determined by the board of directors. The 2000 Director Option Plan provided for an initial grant to the nonemployee director to purchase 40,000 shares of common

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

stock. Subsequent to the initial grants, each nonemployee director was granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting the director had served on the board of directors for not less than six months. The contractual term of options granted under the 2000 Director Option Plan was ten years, but the options expire three months following the termination of the optionee's status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants were exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000 share grants were exercisable at the rate of 1/16th of the shares per quarter. The exercise price of all of these options is 100% of the fair market value of the common stock on the date of grant.

        In November 2007, the Company's board of directors approved the termination of the Company's 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors.

        The Company's equity incentive and stock-based compensation plans as of April 30, 2009 are summarized as follows (in thousands):

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Restricted Stock Units Outstanding	Performance Shares Outstanding
1995 Stock Plan	—	—	30	—	—
2000 Stock Plan	—	—	12,599	—	—
2000 Director Option Plan	—	—	287	—	—
2007 Plan	6,000	4,376	585	520	—

Total	6,000	4,376	13,501	520	—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Stock-Based Compensation Award Activity

        The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the three fiscal years ended April 30, 2009:

		Options Outstanding		Restricted Stock Units Outstanding	Performance Shares Outstanding	Restricted Stock Units and Performance Shares
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
Balance at May 1, 2006	3,041	8,963	$16.22	—	—	$—
Replenished	3,135	—	—	—	—	—
Stock options granted	(5,333)	5,333	21.26	—	—	—
Stock options exercised	—	(859)	9.08	—	—	—
Stock options expired or forfeited	900	(900)	20.58	—	—	—

Balance at April 30, 2007	1,743	12,537	18.54	—	—	—
Replenished	3,137	—	—	—	—	—
Cancellation of 2000 Stock Plan	(1,766)	—	—	—	—	—
Cancellation of 2000 Director Option Plan	(803)	—	—	—	—	—
Adoption of 2007 Plan	6,000	—	—	—	—	—
Stock options granted	(2,939)	2,939	15.45	—	—	—
Stock options exercised	—	(917)	12.36	—	—	—
Stock options expired or forfeited	474	(752)	20.58	—	—	—

Balance at April 30, 2008	5,846	13,807	18.18	—	—	—
Stock options granted	(496)	496	11.95	—	—	—
Stock options exercised	—	(72)	4.70	—	—	—
Stock options expired or forfeited	66	(730)	19.03	—	—	—

Restricted stock units granted(1)	(1,111)	—	—	555	—	11.40
Restricted stock units expired or forfeited(1)	71	—	—	(35)	—	11.88

Performance shares granted(1)(2)	(391)	—	—	—	196	11.95
Performance shares expired or forfeited(1)(2)	391	—	—	—	(196)	11.95

Balance at April 30, 2009—shares available for grant	4,376	—	—	—	—	—

Balance at April 30, 2009—options		13,501	17.98	—	—	—

Balance at April 30, 2009—restricted stock units	—	—	—	520	—	11.37

Balance at April 30, 2009—performance shares	—	—	—	—	—	11.95

Exercisable at April 30, 2009	—	10,528	18.07	—	—	—

Vested and expected to vest at April 30, 2009—options	—	13,222	$18.01	—	—	—

Vested and expected to vest at April 30, 2009—restricted stock units	—	—	—	434	—	$11.37

Vested and expected to vest at April 30, 2009—performance shares	—	—	—	—	—	$—

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        As of April 30, 2009 and 2008, options to purchase 10,528,000 and 8,075,000 shares, respectively, were vested. Information regarding the options outstanding as of April 30, 2009 is summarized below:

	Options Outstanding
					Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.38 - $14.60	2,375	4.49	$10.13		1,941		$9.86
$14.61 - $15.76	2,388	7.82	15.01		1,184		15.08
$15.77 - $16.69	2,897	5.65	16.55		2,768		16.54
$16.70 - $23.44	3,101	5.96	20.80		2,642		21.26
$23.45 - $30.05	2,740	6.86	25.69		1,993		25.71

$0.38 - $30.05	13,501	6.15	$17.98	$3,760	10,528	5.65	$18.07	$3,552

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on April 30, 2009 of $9.51 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of April 30, 2009 was 787,000.

        The total intrinsic value of options exercised during fiscal 2009 and 2008 was $0.6 million and $8.3 million, respectively. Total cash received from employees as a result of employee stock option exercises during fiscal 2009 and 2008 was approximately $0.6 million and $11.3 million.

        As of April 30, 2009, net of forfeitures, there was $23.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years. As of April 30, 2009, net of forfeitures, there was $4.0 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.4 years. For the 2000 Purchase Plan, as of April 30, 2009, there was $1.8 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 0.8 years. The Company's current practice is to issue new shares to settle share option exercises.

  Valuation Assumptions

        SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Consolidated Statements of Operations.

        For restricted stock unit awards, the per-share fair value is the closing market price of the Company's common stock as reported on the NASDAQ Global Market on the grant date. For performance share awards, the per share fair value is also the closing market price of the Company's common stock as reported on NASDAQ. However, the related stock-based compensation is adjusted by the estimated probable outcome of the predetermined performance conditions. The compensation will

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

be adjusted for subsequent changes in the estimated and actual outcome. For stock option awards and rights issued under the 2000 Purchase Plan, the Company measures the fair value using the Black-Scholes option pricing model. Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company's stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company's stock.

        The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted during the years ended April 30, 2009, 2008 and 2007 was $5.02, $7.07 and $11.37, respectively.

        The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in fiscal 2009, 2008 and 2007:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2009	2008	2007	2009	2008	2007
Risk-free interest rate	3.0%	4.7%	4.9%	3.3%	4.9%	5.0%
Expected term of options (in years)	4.1	4.0	4.1	0.5	0.5	0.5
Expected volatility	50%	52%	64%	46%	46%	52%
Expected dividend yield	0%	0%	0%	0%	0%	0%

        Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's 2000 Purchase Plan during the years ended April 30, 2009, 2008 and 2007 was $3.63, $5.62 and $7.41, respectively.

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

  •
  Expected volatility:  Upon the adoption of SFAS No. 123(R), the Company determined expected volatility based on an average between the historical volatility of the Company's common stock and the implied volatility based on the Company's traded options with lives of six months or more. Averaging two data sources may provide a better proxy to what market place participants would use to value the Company's options. Previously, the Company determined expected volatility based on the historical volatility of the Company's common stock.

  •
  Dividend yield:  The dividend yield assumption reflects the Company's intention not to pay a cash dividend under its dividend policy.

  •
  Estimated pre-vesting forfeitures:  When estimating pre-vesting forfeitures, the Company considers forfeiture behavior based on actual historical information.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 14—Treasury Stock

        In June 2005, the Company's board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company's common stock. At the time that the program expired in June 2006, and at April 30, 2007, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.

        In February 2007, the Company's board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as it deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of April 30, 2009, the Company had cumulatively repurchased 6,671,000 shares of its common stock under the open-market program for an aggregate cost of approximately $99.1 million.

Note 15—Risks and Uncertainties

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, trade receivables and the interest rate swaps.

        The Company maintains cash and cash equivalents and short-term investments with various financial institutions, located in several different jurisdictions. Deposits held with banks may generally be redeemed upon demand and may exceed the limit of insurance provided on such deposits. All these deposits and other financial instruments including our interest rate swaps are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. The Company has not sustained credit losses from instruments held at financial institutions.

        The Company's products are primarily sold to OEMs, VARs and to distributors. The Company's sales to significant customers as a percentage of revenues for the fiscal years indicated were as follows:

	Year Ended April 30,
	2009	2008	2007
Percentage of revenues:
Customer A	22.4%	19.9%	15.1%
Customer B	10.4%	15.0%	14.0%
Customer C	*	*	12.9%

    *
    Less than ten percent of revenues.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 15—Risks and Uncertainties—(Continued)

        The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer account receivables as a percentage of net accounts receivable for the fiscal years indicated were as follows:

	April 30,
	2009	2008
Percentage of accounts receivable, net:
Customer A	25.5%	14.1%
Customer B	16.3%	*
Customer C	13.4%	15.6%
Customer D	*	19.1%

    *
    Less than ten percent of accounts receivable, net.

        Certain of the Company's wafer, color filter application and packaging services are obtained from a single source or a limited group of suppliers. The partial or complete loss of one or more of these sources could have at least a temporary adverse effect on the Company's consolidated results of operations.

Note 16—Segment and Geographic Information

        The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

        The Company sells its image-sensor devices either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for fiscal 2009, 2008 and 2007, respectively:

	Year Ended April 30,
	2009	2008	2007
OEMs and VARs	58.0%	66.8%	60.0%
Distributors	42.0	33.2	40.0

Total	100.0%	100.0%	100.0%

        Since the Company's end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 16—Segment and Geographic Information—(Continued)

revenues by geography in the following table are based on the country or region in which the Company's customers issue their purchase orders (in thousands):

	Year Ended April 30,
	2009	2008	2007
China(1)	$383,875	$666,344	$365,204
Taiwan	41,154	55,924	75,999
Malaysia	36,358	55,015	9,809
United States	33,912	12,810	5,141
Japan	4,410	4,686	31,387
South Korea	4,670	3,215	35,684
All other	2,937	1,634	4,919

Total	$507,316	$799,628	$528,143

    (1)
    Prior year data reclassified to combine the results for Hong Kong and China.

        The Company's long-lived assets are located in the following countries (in thousands):

	April 30,
	2009	2008
Taiwan	$88,814	$83,829
United States	65,276	56,899
China	54,166	41,550
All other	392	489

	$208,648	$182,767

Note 17—Commitments and Contingencies

  Commitments

        The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. ("OTC") which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the "Purchase Agreement") with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the "Purchase Price") in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $33.7 million to develop the land and construct facilities, which amount includes the Purchase Price. As of April 30, 2009, the Company has already contributed $12.0 million of the $33.7 million total investment. Construction of the facilities on the land has commenced and according to the Purchase Agreement, construction must be completed by June 30, 2010. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use OTC's registered capital to partially fund its commitment to this project.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 17—Commitments and Contingencies—(Continued)

        During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology, Co. Ltd, a new wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. During fiscal 2009, the Company contributed $1.5 million, as required under the terms of its capital commitment. The Company is required to contribute the remaining $8.5 million of a $10.0 million commitment by October 2010.

        The Company has various commitments arising from the Amended VisEra Agreement, and the subsequent amendments to it. In particular, as of April 30, 2009, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through April 30, 2009, the Company has contributed $51.6 million to VisEra and VisEra Cayman and, as of April 30, 2009, the Company has effectively met its commitment under the terms of this agreement. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman. To the extent, if any that the value of assets contributed in the future exceeds the value of the Company's commitment, the Company will receive cash from VisEra Cayman. (See Notes 5 and 18.)

        The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2014. At April 30, 2009, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2010	$5,082
2011	3,695
2012	2,115
2013	1,256
2014	303

Total	$12,451

        Rental expenses under all operating leases amounted to approximately $7.9 million, $7.0 million and $8.0 million for the years ended April 30, 2009, 2008 and 2007, respectively.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 17—Commitments and Contingencies—(Continued)

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

        In 2007, a settlement that had been pending with the Court since 2004, was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six "focus" cases in the coordinated proceeding (the action involving the Company is not one of the six focus cases) made it unlikely that the settlement would receive final court approval. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. In 2008, the Court largely denied the focus case defendants' motion to dismiss the amended complaints.

        The parties have reached a global settlement of the litigation. A motion for preliminary approval of the settlement was filed on April 2, 2009. Under the settlement, which is subject to final Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

        On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company's underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants, including the Company, and the motion to dismiss with prejudice, filed by all of the underwriter defendants. The plaintiff timely appealed the Court's Order to the United States Court of Appeals for the Ninth Circuit, which remains pending. At the end of May 2009, plaintiff sent a Demand for Inspection of Books and Records to certain of the nominal defendants named in the Section 16(b) litigation seeking the companies to produce any tolling agreements entered into with the companies' respective underwriters. Plaintiff's counsel has agreed to an open-ended extension for certain nominal defendants who received such a demand. As of the date of this filing, the Company has not received a demand for inspection of books and records from the plaintiff.

        On February 21, 2008, the Company filed a lawsuit against Qualcomm Incorporated in the United States District Court for the Northern District of California (the "Northern District Action") alleging claims of trademark infringement arising from Qualcomm's use of, and attempt to register, the mark OMNIVISION for a computer hardware system and related services. The Company sought an injunction and unspecified damages. The Company had previously filed opposition proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark office against Qualcomm's applications to register the OMNIVISION mark, and the Company successfully moved to

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 17—Commitments and Contingencies—(Continued)

suspend those proceedings based upon the new parallel federal litigation. The Company reached an amicable agreement to resolve all the disputes and end the proceedings. On April 8, 2009, the parties filed a stipulation and obtained an order dismissing the litigation with prejudice, and the Trademark Trial and Appeal Board sustained the Company's oppositions against Qualcomm's applications. The resolution of this matter had no adverse effect upon the Company.

        On March 6, 2009, Panavision Imaging, LLC ("Panavision") filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 ("Pre-charging a Wide Analog Bus for CMOS Image Sensors"), 6,663,029 ("Video Bus for High Speed Multi-resolution Imagers and Method Thereof") and 7,057,150 ("Solid State Imager with Reduced Number of Transistors per Pixel"). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. The Company is in the initial stages of reviewing and investigating the complaint and expects to vigorously defend itself against Panavision's allegations. The Court has scheduled a claim construction hearing for December 10, 2009. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

Note 18—Related Party Transactions

        In May 2006, the Company consummated a loan agreement with one of its employees. Under the terms of the agreement, which the board of directors approved in fiscal 2004, the Company extended to the employee a three-year $1.0 million loan with an imputed interest rate of approximately five percent per annum which carried an original maturity date of May 12, 2009. The loan is secured by a deed of trust and may be extended, subject to mutual consent of the parties. In April 2009, the Company extended the terms of the loan for one additional year. The loan has a nominal imputed interest rate and will mature on May 12, 2010.

        During the three months ended January 31, 2007, the Company and ImPac agreed to initiate payment of licensing fees for the use of certain software developed by ImPac at OmniVision Semiconductor (Shanghai) Co. Ltd., the Company's wholly-owned subsidiary in China. During fiscal 2008 and 2007, the Company paid ImPac approximately $113,000 and $104,000, respectively, in software licensing fees. In addition, during fiscal 2009, 2008 and 2007, the Company paid ImPac approximately $9.1 million, $13.4 million and $3.4 million, respectively, as compensation for manufacturing and management support services. During fiscal 2008, the Company loaned $1.3 million to ImPac for the purpose of expanding its manufacturing capacities for a term of one year, which has been extended upon mutual consent of the parties for one year. The loan is fully collateralized by assets held by ImPac. (See Note 5.) In August, 2008, the Company entered into an additional agreement with ImPac under which the Company agreed to place certain manufacturing equipment with ImPac on a consignment basis for a period of up to five years.

        The Company consolidated VisEra's operating results from August 1, 2005 to December 31, 2006. Subsequently, the Company has accounted for its investment in VisEra under the equity method. For fiscal 2009, 2008 and 2007, the Company paid $52.2 million, $95.2 million and $45.4 million, respectively, to VisEra for color filter and other manufacturing services.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2009, 2008 and 2007

Note 18—Related Party Transactions—(Continued)

        During fiscal 2009 and 2008, the Company received approximately $62,000 and $37,000, respectively, in dividend income from XinTec. During fiscal 2007, the Company did not receive any dividend income from XinTec.

        In May 2007, the Company purchased a 20.0% ownership in WLCSP for $9.0 million. During fiscal 2009 and 2008, the Company paid $433,000 and $18.4 million, respectively, to WLCSP for chip scale packaging services.

        The following table summarizes the transactions that the Company's consolidated affiliate, SOI, and its affiliate, VisEra, engaged in with related parties in the ordinary course of business in each of the last three fiscal years (in thousands):

	Year Ended April 30,
	2009	2008	2007
SOI transactions with:
ImPac:
Purchases of manufacturing services	$616	$1,512	$4,162
Balance payable at year end	86	84	742
PSC:
Purchases of wafers	2,648	6,021	5,345
Rent and other services	70	55	51
Balance payable at year end, net	44	522	244
VisEra:
Purchases of manufacturing services	35	5	—
Balance payable at period end	16	—	—
VisEra transactions with:
ImPac:
Purchases of manufacturing services	—	—	10,913
Balance payable at year end, net	—	—	14
TSMC:
Sales to TSMC	1,537	2,567	2,409
Purchases of manufacturing services	5	1,036	923
Rent, utilities and other services	—	6,080	5,544
Balance payable at year end, net	—	—	1,601
Balance receivable at year end, net	155	168	—
XinTec:
Sales to XinTec	—	—	49
Purchases of manufacturing services	—	—	65,539
Balance payable at year end, net	—	—	11,333
WLCSP
Purchases of manufacturing services	—	1,531	—
SOI:
Sales to SOI	35	—	—
Balance receivable at year end, net	$16	$—	$—

        The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
	(in thousands, except per share data)
Revenues	$174,279	$163,935	$80,046	$89,056
Cost of revenues	130,386	123,018	62,142	73,888
Gross profit	43,893	40,917	17,904	15,168
Net income (loss)	$6,228	$(5,308)	$(18,191)	$(20,052)
Net income (loss) per share:
Basic	$0.12	$(0.10)	$(0.36)	$(0.40)

Diluted	$0.12	$(0.10)	$(0.36)	$(0.40)

Shares used in computing per share amounts:
Basic	51,257	50,754	50,036	50,044

Diluted	51,878	50,754	50,036	50,044

	Three Months Ended
	July 31, 2007	October 31, 2007	January 31, 2008	April 30, 2008
	(in thousands, except per share data)
Revenues	$173,134	$232,622	$224,921	$168,951
Cost of revenues	132,526	173,998	163,937	122,916
Gross profit	40,608	58,624	60,984	46,035
Net income	$12,977	$20,510	$22,463	$9,125
Net income per share:
Basic	$0.24	$0.37	$0.41	$0.17

Diluted	$0.23	$0.36	$0.40	$0.17

Shares used in computing per share amounts:
Basic	54,751	54,985	55,386	52,483

Diluted	55,294	56,449	55,827	52,652

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

        Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of the end of fiscal year 2009.

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

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of April 30, 2009 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, management concluded that, as of April 30, 2009, our internal control over financial reporting was effective. The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 61 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Proposal 1—Election of Directors" and "Corporate Governance" contained in our proxy statement related to our 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. "Business" under the heading "Executive Officers and Directors of the Registrant."

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

        2.     Financial Statement Schedules.    The following financial schedule is filed as part of this Report under "Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2009, 2008 and 2007." All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

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

Exhibit Number		Description
10.9	(2)

Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

*10.10(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited
10.11	(7)	Executive Officer Profit Sharing/Bonus Plan
10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties
10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006
*10.17	(13)	Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007
10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007
10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008
10.19	(13)

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party
10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007
10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007
10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007
10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007
10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007
10.26	(14)	2007 Equity Incentive Plan (as amended on November 27, 2007)
10.27	(14)	Form of Non-Employee Director Stock Option Agreement

Exhibit Number		Description
10.28	(14)	Form of Employee/Consultant Stock Option Agreement
10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan
10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan
10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan
10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on page 125)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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
Intentionally omitted.

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
Intentionally omitted.

(9)
Incorporated by reference to an exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.

(10)
Intentionally omitted.

(11)
Intentionally omitted.

(12)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2007.

(13)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

(14)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2007.

(15)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

(16)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2009, 2008 and 2007
(In thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended April 30, 2009	$1,080	$(267)	$122	$691

Fiscal year ended April 30, 2008	$980	$134	$34	$1,080

Fiscal year ended April 30, 2007	$1,067	$179	$266	$980

Deferred tax valuation allowance:
Fiscal year ended April 30, 2009	$4,191	$1,098	$794	$4,495

Fiscal year ended April 30, 2008	$2,876	$1,455	$140	$4,191

Fiscal year ended April 30, 2007	$9,264	$859	$7,247	$2,876

Allowance for sales returns:
Fiscal year ended April 30, 2009	$3,034	$3,218	$2,816	$3,436

Fiscal year ended April 30, 2008	$5,467	$(1,686)	$747	$3,034

Fiscal year ended April 30, 2007	$6,429	$945	$1,907	$5,467

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
	By:	/s/ SHAW HONG Shaw Hong President and Chief Executive Officer
Date: July 1, 2009

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shaw Hong and Anson Chan, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	July 1, 2009
/s/ ANSON CHAN Anson Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	July 1, 2009
/s/ XINPING HE Xinping He	Chief Operating Officer and Director	July 1, 2009
/s/ JOSEPH JENG Joseph Jeng	Director	July 1, 2009
/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	July 1, 2009
/s/ ANDREW WANG Andrew Wang	Director	July 1, 2009

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation
3.2	(1)	Bylaws of the Registrant
3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007
4.1	(1)	Specimen Common Stock Certificate
4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant
4.3	(3)

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

*10.10(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited
10.11	(7)	Executive Officer Profit Sharing/Bonus Plan
10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties
10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

Exhibit Number		Description
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006
*10.17	(13)	Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007
10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007
10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008
10.19	(13)

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party
10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007
10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007
10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007
10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007
10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007
10.26	(14)	2007 Equity Incentive Plan (as amended on November 27, 2007)
10.27	(14)	Form of Non-Employee Director Stock Option Agreement
10.28	(14)	Form of Employee/Consultant Stock Option Agreement
10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan
10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan
10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan
10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on page 125)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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
Intentionally omitted.

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
Intentionally omitted.

(9)
Incorporated by reference to an exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.

(10)
Intentionally omitted.

(11)
Intentionally omitted.

(12)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2007.

(13)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

(14)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2007.

(15)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

(16)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.