Form 10-Q
period 2009-07-31
OMNIVISION TECHNOLOGIES INC
filed 2009-09-09
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

At September 3, 2009, 50,690,917 shares of common stock of the registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 31,	April 30,
	2009	2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$258,928	$257,808
Short-term investments	50,076	16,973
Accounts receivable, net of allowances for doubtful accounts and sales returns	48,367	43,978
Inventories	99,160	105,024
Deferred income taxes	1,171	1,092
Prepaid expenses and other current assets	7,620	7,779
Total current assets	465,322	432,654
Property, plant and equipment, net	119,295	119,071
Long-term investments	84,950	85,469
Intangibles, net	5,763	7,396
Other long-term assets	23,065	22,341
Total assets	$698,395	$666,931

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,723	$28,775
Accrued expenses and other current liabilities	12,283	12,153
Income taxes payable	2,078	692
Deferred revenues, less cost of revenues	11,931	7,176
Current portion of long-term debt	3,554	3,555
Total current liabilities	86,569	52,351
Long-term liabilities:
Long-term income taxes payable	81,946	81,266
Non-current portion of long-term debt	31,979	32,867
Other long-term liabilities	6,747	8,109
Total long-term liabilities	120,672	122,242
Total liabilities	207,241	174,593

Commitments and contingencies (Note 16)

Equity:
OmniVision Technologies, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 63,224 shares issued and 50,683 outstanding at July 31, 2009 and 62,590 shares issued and 50,049 outstanding at April 30, 2009, respectively	63	63
Additional paid-in capital	411,647	403,159
Accumulated other comprehensive income	818	773
Treasury stock, 12,541 at July 31, 2009 and April 30, 2009, respectively	(178,683)	(178,683)
Retained earnings	253,673	263,529
Total OmniVision Technologies, Inc. stockholders’ equity	487,518	488,841
Noncontrolling interest	3,636	3,497
Total equity	491,154	492,338
Total liabilities and equity	$698,395	$666,931

(1)          As adjusted due to the adoption of SFAS No. 160. See Note 1 – “Basis of Presentation.”

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	July 31,
	2009	2008(1)
Revenues	$105,560	$174,279
Cost of revenues	81,890	130,386
Gross profit	23,670	43,893

Operating expenses:
Research, development and related	18,432	20,300
Selling, general and administrative	14,160	17,382
Total operating expenses	32,592	37,682

Income (loss) from operations	(8,922)	6,211
Interest income (expense), net	(204)	1,276
Other income, net	568	49
Income (loss) before income taxes	(8,558)	7,536

Provision for income taxes	1,188	1,413
Net income (loss)	(9,746)	6,123
Net income (loss) attributable to noncontrolling interest	110	(105)
Net income (loss) attributable to OmniVision Technologies, Inc.	$(9,856)	$6,228

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$(0.19)	$0.12
Diluted	$(0.19)	$0.12

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	50,574	51,257
Diluted	50,574	51,878

(1)          As adjusted due to the adoption of SFAS No. 160. See Note 1 – “Basis of Presentation.”

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2009	2008 (1)
Cash flows from operating activities:
Net income (loss)	$(9,746)	$6,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,743	4,019
Change in fair value of interest rate swap	(881)	(433)
Stock-based compensation	6,098	6,945
(Gain) loss on equity investments, net	401	(1,728)
Write-down of inventories	3,747	2,478
(Gain) loss on disposal of property, plant and equipment	—	504
Changes in assets and liabilities:
Accounts receivable, net	(4,386)	(16,643)
Inventories	3,670	4,010
Deferred income taxes	(637)	(751)
Prepaid expenses and other assets	106	701
Accounts payable	27,630	6,778
Accrued expenses and other current liabilities	(1,468)	(1,177)
Income taxes payable	2,069	368
Deferred revenues, less cost of revenues	4,748	3,007
Deferred tax liabilities	(483)	(485)
Net cash provided by operating activities	36,611	13,716
Cash flows from investing activities:
Purchases of short-term investments	(34,537)	(10,113)
Proceeds from sales or maturities of short-term investments	1,373	33,605
Purchases of property, plant and equipment, net of sales	(3,902)	(10,495)
Purchases of long-term investments	—	(1,376)
Net cash provided by (used in) investing activities	(37,066)	11,621
Cash flows from financing activities:
Proceeds from long-term borrowings	—	6,000
Repayment of long-term borrowings	(889)	(341)
Proceeds from exercise of stock options and from employee stock purchase plan	2,442	2,679
Net cash provided by financing activities	1,553	8,338
Effect of exchange rate changes on cash and cash equivalents	22	6
Net increase in cash and cash equivalents	1,120	33,681
Cash and cash equivalents at beginning of period	257,808	217,340
Cash and cash equivalents at end of period	$258,928	$251,021
Supplemental cash flow information:
Taxes paid	$239	$2,285
Interest paid	$549	$2
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$325	$9,010
Affiliate cash dividend payable to noncontrolling interest	$—	$201
Capitalized interest and other costs	$—	$183

(1)          As adjusted due to the adoption of SFAS No. 160. See Note 1 – “Basis of Presentation.”

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2009 and April 30, 2009 and for the three months ended July 31, 2009 and 2008 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Except for the retrospective adjustments related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”) as discussed in further detail below, the amounts as of April 30, 2009 come from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 (the “Form 10-K”).

On May 1, 2009, the Company adopted SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s condensed consolidated financial statements. Consequently, the Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity on the balance sheet, rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. Earnings per share continues to be calculated based on net income attributable to the Company’s controlling interest. The impact on the Company’s financial position as of April 30, 2009, results of operations for the three months ended July 31, 2008, and cash flows for the three months ended July 31, 2008 from the adoption of SFAS No. 160 is presented in the tables below (in thousands):

	April 30, 2009 Condensed Consolidated Balance Sheet
	As Reported	As Adjusted
Minority interest	$3,497	$—
Noncontrolling interest	—	3,497

	Three months ended July 31, 2008 Condensed Consolidated Statement of Operations
	As Reported	As Adjusted
Minority interest	$(105)	$—
Net income	6,228	6,123
Net loss attributable to noncontrolling interest	—	(105)
Net income attributable to OmniVision Technologies, Inc.	—	6,228

	Three months ended July 31, 2008 Condensed Consolidated Statement of Cash flows
	As Reported	As Adjusted
Net income	$6,228	$6,123
Minority interest in net loss of consolidated affiliates	(105)	—

The results of operations for the three months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2010 or any other future period.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

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

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. For subsidiaries or consolidated affiliates with a functional currency other than the U.S. dollar, the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains or losses are included in “Other income, net.” For the three months ended July 31, 2009, the Company recorded remeasurement gains of $292,000 as compared to remeasurement losses of $18,000 for the three months ended July 31, 2008.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income (loss) for all periods presented (in thousands):

	Three Months Ended
	July 31
	2009	2008 (1)
Net income (loss)	$(9,746)	$6,123
Translation gains (losses)	71	(51)
Unrealized gains (losses) on available-for-sale securities, net	3	(66)
Comprehensive income (loss)	(9,672)	6,006
Comprehensive income (loss) attributable to noncontrolling interest	139	(105)
Comprehensive income (loss) attributable to OmniVision Technologies, Inc.	$(9,811)	$6,111

(1)   As adjusted due to the adoption of SFAS No. 160. See Note 1 — “Basis of Presentation.”

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Three Months Ended
	July 31
	2009	2008 (1)
Noncontrolling interest, May 1	$3,497	$4,444
Dividend distributed to noncontrolling interest	—	(201)
Net income (loss) attributable to noncontrolling interest	110	(105)
Translation gain	29	—
Noncontrolling interest, July 31	$3,636	$4,138

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

In addition, the Company recognizes revenue from the performance of services to a limited number of customers by its wholly-owned subsidiary, OmniVision CDM Optics, Inc. (“CDM”), and by its consolidated affiliate, Silicon Optronics, Inc. (“SOI”). The Company recognizes the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. The Company recognizes the limited amount of SOI-related service revenue on a completed-contract basis.

Recent Accounting Pronouncements

In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale or held-to-maturity. The Company adopted the provisions of FSP SFAS No. 115-2 and No. 124-2 on May 1, 2009, and the adoption did not have any material effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) by requiring an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise: (1) has the power to direct matters that most significantly impact the activities of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 also requires an ongoing reconsideration of the primary beneficiary of a VIE, and amends the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 is effective in fiscal years beginning after November 15, 2009, and the Company is required to adopt SFAS No. 167 in its first quarter of fiscal 2011. The Company is currently evaluating the impact SFAS No. 167 may have on its financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS No. 168”) which approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009, and the Company is required to adopt it in its second quarter of fiscal 2010. Upon adoption, all references made to generally accepted accounting principles in the United States (“U.S. GAAP”) will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, the Company does not expect the adoption of SFAS No. 168 to have any material impact on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities at July 31, 2009 and April 30, 2009 were as follows (in thousands):

	As of July 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$3,669	$—	$—	$3,669
U.S. government debt securities with maturities less than one year	35,014	4	(1)	35,017
U.S. government debt securities with maturities over one year	5,000	19	—	5,019
Commercial paper and bond fund	6,368	5	(2)	6,371
	$50,051	$28	$(3)	$50,076
Contractual maturity dates, less than one year				$45,057
Contractual maturity dates, one year to two years				5,019
				$50,076

	As of April 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$3,602	$—	$—	$3,602
U.S. government debt securities with maturities less than one year	5,111	6	—	5,117
U.S. government debt securities with maturities over one year	5,000	11	—	5,011
Commercial paper and bond funds	3,242	1	—	3,243
	$16,955	$18	$—	$16,973
Contractual maturity dates, less than one year				$11,962
Contractual maturity dates, one year to two years				5,011
				$16,973

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		July 31,	April 30,
		2009	2009
	Cash and cash equivalents:
	Cash	$155,920	$120,754
	Money market funds, certificates of deposit and government bonds	103,008	137,054
		$258,928	$257,808
	Accounts receivable, net:
	Accounts receivable	$51,598	$48,105
Less:	Allowance for doubtful accounts	(642)	(691)
	Allowance for sales returns	(2,589)	(3,436)
		$48,367	$43,978
	Inventories:
	Work in progress	$44,453	$26,860
	Finished goods	54,707	78,164
		$99,160	$105,024
	Prepaid expenses and other current assets:
	Prepaid expenses	$4,991	$5,254
	Deposits and other	2,427	2,439
	Interest receivable	202	86
		$7,620	$7,779
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings and land use right	39,428	39,428
	Buildings/leasehold improvements	17,141	17,110
	Machinery and equipment	58,991	58,641
	Furniture and fixtures	4,827	4,825
	Software	6,261	6,188
	Construction in progress	15,654	11,878
		155,302	151,070
	Less: Accumulated depreciation and amortization	(36,007)	(31,999)
		$119,295	$119,071
	Other long-term assets:
	Deferred income tax assets – non-current	$17,877	$17,233
	Prepaid wafer credits	2,990	2,990
	Long-term employee loan receivable	1,000	1,000
	Other long-term assets	1,198	1,118
		$23,065	$22,341
	Accrued expenses and other current liabilities:
	Employee compensation	$3,773	$4,848
	Third party commissions	926	1,532
	Professional services	1,562	1,269
	Noncancelable purchase commitments	1,919	411
	Distributor pricing adjustments	2,438	2,399
	Deferred income tax liabilities – current	9	8
	Other	1,656	1,686
		$12,283	$12,153
	Other long-term liabilities:
	Deferred income tax liabilities – non-current	$3,165	$3,646
	Interest rate swaps	3,582	4,463
		$6,747	$8,109

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of July 31, 2009 and April 30, 2009 consisted of the following (in thousands):

	July 31,	April 30,
	2009	2009
VisEra	$67,578	$67,619
WLCSP	11,447	10,996
XinTec	4,661	4,661
ImPac	1,264	2,193
Total	$84,950	$85,469

VisEra Technologies Company, Ltd.

On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman.

Through April 2007, the Company’s contribution to VisEra and VisEra Cayman totaled $51.6 million, effectively meeting its commitment under the terms of a January 2007 amendment to the joint-venture agreement, in which the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture. The Company has not made any subsequent contributions into VisEra and VisEra Cayman.

The Company initially accounted for its investment in VisEra under the equity method. Between August 1, 2005 and December 31, 2006, VisEra was considered a variable interest entity (“VIE”), and the Company was the primary beneficiary under FIN 46(R). Accordingly, the Company consolidated VisEra’s operating results. On January 1, 2007, VisEra ceased to meet the definition of a VIE. Consequently, we deconsolidated VisEra on January 1, 2007, and have accounted for our investment in VisEra under the equity method. (See Note 17.)

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

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), is not subject to amortization. This amount is recorded as a portion of the Company’s investment in WLCSP. The Company is amortizing the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years.

The Company accounts for its investment in WLCSP under the equity method. For the three months ended July 31, 2009 and 2008, the Company recorded equity income of $451,000 and $7,000, respectively, in “Other income, net,” consisting of its portion of the net income recorded by WLCSP during those periods, partially offset by equity method investment adjustments. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of July 31, 2009, the Company’s direct ownership percentage in XinTec was 4.3%. Separately, VisEra owns a 16.2% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 12.2%. In accordance with APB 18, the Company accounts for XinTec as a cost method investment.

ImPac Technology Co., Ltd.

In June 2003, in order to enhance its access to plastic and ceramic packaging services, the Company invested $2.0 million in ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan. After additional cash contributions of approximately $0.8 million in December 2003 and $1.4 million in July 2008, the Company owns 25.7% of ImPac. The Company’s purchases from ImPac are at arm’s length, and the Company accounts for this investment using the equity method. The Company recorded an equity loss of $0.9 million and $395,000, respectively, in “Other income, net,” as its portion of ImPac’s net loss for the three months ended July 31, 2009 and 2008.

The following table presents the summary combined financial information of ImPac, VisEra and WLCSP, as derived from their financial statements for the three months ended July 31, 2009 and 2008, are prepared under GAAP (in thousands):

	Three Months Ended
	July 31,
	2009	2008
Operating data:
Revenues	$20,326	$26,336
Gross profit	1,030	6,100
Income (loss) from operations	(1,894)	2,784
Net income (loss)	$(1,357)	$1,230

The Company’s share of undistributed earnings of the investees accounted for by the equity method totaled $13.6 million and $14.1 million at July 31, 2009 and April 30, 2009, respectively.

Note 6 — Consolidated Affiliate — Silicon Optronics, Inc.

In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”), a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish SOI, a joint venture in Taiwan. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. Toward the end of fiscal 2009, SOI began to investigate the market potential of touch panels that track touches with optical sensors. These devices compete with the current resistive and capacitive touch panels. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005. As of July 31, 2009, the Company owned 43.9% of SOI. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Note 7 — Intangible Assets

Intangible assets as of July 31, 2009 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$15,130	$2,670
Patents and licenses	13,487	10,604	2,883
Trademarks and tradenames	1,400	1,190	210
Customer relationships	100	100	—
Intangible assets, net	$32,787	$27,024	$5,763

Intangible assets as of April 30, 2009 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$14,240	$3,560
Patents and licenses	13,487	9,931	3,556
Trademarks and tradenames	1,400	1,120	280
Customer relationships	100	100	—
Intangible assets, net	$32,787	$25,391	$7,396

For each of the three months ended July 31, 2009 and 2008, the Company amortized $1.6 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2010	$4,753
2011	973
2012	37
Total	$5,763

Note 8 — Borrowing Arrangements

The following table shows the Company’s debt and capital lease obligations (in thousands):

	July 31, 2009	April 30, 2009

Mortgage loan	$26,283	$26,421
Term loan	9,250	10,000
Capital lease obligations	—	1
	35,533	36,422
Less: amount due within one year	(3,554)	(3,555)
Non-current portion of long-term debt	$31,979	$32,867

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

At July 31, 2009, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan
2010	$2,666
2011	3,554
2012	3,554
2013	1,554
2014	554
Thereafter	23,651
Total	$35,533

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

Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively.

Interest rates under the Mortgage Loan were 1.2% and 1.4% at July 31, 2009 and April 30, 2009, respectively. Interest rates under the Term Loan were 1.6% and 1.8% at July 31, 2009 and April 30, 2009, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of July 31, 2009.

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

Lines of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At July 31, 2009 and April 30, 2009, there were no borrowings outstanding under these facilities.

Capital Lease Obligations

In February 2006, the Company leased telecommunications equipment under a three-year capital lease at an imputed interest rate of 7.5% per annum. The Company recorded a capital asset for $393,000 that is being depreciated over a five-year period in accordance with the Company’s capitalization policy. The Company paid the remaining $1,000 balance outstanding under the capital lease during the three months ended July 31, 2009, and consequently, there was no balance outstanding at July 31, 2009.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Derivative Instruments and Hedging Activities

As indicated above, the Company holds two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The Company utilizes the swaps to reduce the effect of interest rate variability on the two loans’ interest payments. The Company has not designated the two interest rate swaps as hedging instruments, as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Consequently, the Company remeasures the two interest rate swaps at fair value at each balance sheet date, and immediately recognizes any changes to the fair values in earnings. On the balance sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses.

The table below presents the location of the swaps on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions (in thousands):

	Three Months Ended
	July 31,
	2009	2008
Location of amounts recognized in Condensed Consolidated Statements of Operations and amount of gains:
Other income, net	$881	$433

	July 31,	April 30,
	2009	2009
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$3,582	$4,463

Note 9 — Net Income (Loss) Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

Basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders is computed by dividing net income (loss) attributable to OmniVision Technologies, Inc. by the weighted average number of common shares outstanding during the period.

Diluted net income per share attributable to OmniVision Technologies, Inc. common stockholders is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three months ended July 31, 2009, the Company excluded all options and restricted stock units outstanding as the Company recorded a net loss of $9.9 million. For the three months ended July 31, 2009, 12,040,066 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive.

The Company’s earnings per share were calculated under the provisions of the SFAS No. 128, “Earnings Per Share,” (“SFAS No. 128”). SFAS No. 128 requires that the Company take into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. Through July 31, 2009, SOI issued options to various of its employees exercisable for 3,300,000 shares of its common stock. In the calculation of its earnings per share for the three months ended July 31, 2009 and 2008, the Company included the effect of SOI’s options in its consolidated earnings per share, if dilutive.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2009	2008 (1)
Basic:
Numerator:
Net income (loss) attributable to OmniVision Technologies, Inc.	$(9,856)	$6,228

Denominator:
Weighted average common shares for net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	50,574	51,257

Basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$(0.19)	$0.12

Diluted:
Numerator:
Net income (loss) attributable to OmniVision Technologies. Inc.	$(9,856)	$6,228

Denominator:
Denominator for basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	50,574	51,257
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	—	621
Weighted average common shares for diluted net income (loss) per share	50,574	51,878

Diluted net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$(0. 19)	$0.12

(1)  As adjusted due to the adoption of SFAS No. 160. See Note 1 — “Basis of Presentation.”

Note 10 — Fair Value Measurements

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of July 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$52,748	$52,748	$—	$—
Certificates of deposit	15,009	—	15,009	—
Debt securities issued by U.S. government and U.S. government agencies	78,956	—	78,956	—
Corporate debt securities/commercial paper	6,371	—	6,371	—
Total assets	$153,084	$52,748	$100,336	$—
Interest rate swaps	$(3,582)	$—	$(3,582)	$—
Total liabilities	$(3,582)	$—	$(3,582)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of July 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$103,008	$52,748	$50,260	$—
Short-term investments	50,076	—	50,076	—
Total assets	$153,084	$52,748	$100,336	$—
Interest rate swaps	$(3,582)	$—	$(3,582)	$—
Total liabilities	$(3,582)	$—	$(3,582)	$—

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate fair value. The fair values of the Company’s mortgage loan and term loan approximate book values as the underlying interest rates are based on risk-adjusted market rates.

Note 11 — Segment and Geographic Information

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three months ended July 31, 2009 and 2008, respectively:

	Three Months Ended
	July 31,
	2009	2008
OEMs and VARs	49.8%	58.3%
Distributors	50.2	41.7
Total	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

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

	Three Months Ended
	July 31,
	2009	2008
China	$88,416	$128,026
Malaysia	4,352	18,534
United States	669	10,244
Taiwan	9,722	14,338
All other	2,401	3,137
Total	$105,560	$174,279

The Company’s long-lived assets, including its equity method investments, are located in the following countries (in thousands):

	July 31,	April 30,
	2009	2009
Taiwan	$87,381	$88,814
United States	63,360	65,276
China	57,234	54,166
All other	458	392
Total	$208,433	$208,648

Note 12 — Employee Stock Purchase, Equity Incentive and Stock Option Plans

2007 Equity Incentive Plan

In September 2007, on the recommendation of the Company’s board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company’s common stock on the date of grant. The Company’s stock option awards generally have a maximum contractual term of ten years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. The 2007 Plan also covers grants of equity-based compensation to the Company’s directors.

The Company’s equity incentive and stock-based compensation plans as of July 31, 2009 are summarized as follows (in thousands):

		Shares		Restricted	Performance
	Shares	Available	Options	Stock Units	Shares
Name of Plan	Authorized	for Grant	Outstanding	Outstanding	Outstanding
1995 Stock Plan	—	—	24	—	—
2000 Stock Plan	—	—	11,972	—	—
2000 Director Option Plan	—	—	287	—	—
2007 Plan	6,000	2,575	980	1,073	—
Total	6,000	2,575	13,263	1,073	—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Stock-Based Compensation Award Activity

The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the three months ended July 31, 2009:

		Options Outstanding		Restricted Stock Units Outstanding	Performance Shares Outstanding	Restricted Stock Units and Performance Shares
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
Balance at April 30, 2009	4,376	13,501	17.98	520	—	$11.37
Stock options granted	(413)	413	10.41	—	—	—
Stock options exercised	—	(34)	3.48	—	—	—
Stock options expired or forfeited	18	(617)	19.03	—	—	—
Restricted stock units granted (1)	(1,444)	—	—	722	—	10.41
Restricted stock units exercised (1)	—	—	—	(150)	—	10.41
Restricted stock units expired or forfeited (1)	38	—	—	(19)	—	10.27
Performance shares granted (1) (2)	—	—	—	—	—	—
Performance shares expired or forfeited (1) (2)	—	—	—	—	—	—
Balance at July 31, 2009 – shares available for grant	2,575	—	—	—	—	—
Balance at July 31, 2009 – options		13,263	17.89	—	—	—
Balance at July 31, 2009 – restricted stock units	—	—	—	1,073	—	10.66
Balance at July 31, 2009 – performance shares	—	—	—	—	—	—
Exercisable at July 31, 2009	—	10,517	18.27	—	—	—
Vested and expected to vest at July 31, 2009 – options	—	12,972	$17.97	—	—	—
Vested and expected to vest at July 31, 2009 – restricted stock units	—	—	—	827	—	$10.66
Vested and expected to vest at July 31, 2009 – performance shares	—	—	—	—	—	$—

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

The total intrinsic value of options exercised and restricted stock units vested during the three months ended July 31, 2009 was $269,000 and $1.6 million, respectively. Total cash received from employees as a result of employee stock option exercises during the three months ended July 31, 2009 was approximately $120,000.

As of July 31, 2009, net of forfeitures, there was $20.4 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.9 years. As of July 31, 2009, net of forfeitures, there was $10.0 million of unrecognized compensation expense related to unvested

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

restricted stock units, which the Company expects to recognize over a weighted average period of 2.6 years. For the Company’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), as of July 31, 2009, there was $365,000 of unrecognized compensation expense which the Company expects to recognize over a weighted average period of 0.3 years. As of April 30, 2009, net of forfeitures, there was $23.5 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.8 years. As of April 30, 2009, net of forfeitures, there was $4.0 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.4 years. For the 2000 Purchase Plan, as of April 30, 2009, there was $1.8 million of unrecognized compensation cost which the Company expected to be recognized over a weighted average period of 0.8 years. The Company’s current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

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

The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted was $4.49 and $5.27 in the three months ended July 31, 2009 and 2008, respectively. The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three months ended July 31, 2009 and 2008:

	Employee Stock Option Plans
	Three Months Ended
	July 31,
	2009	2008
Risk-free interest rate	2.00%	3.11%
Expected term of options (in years)	4.2	4.0
Expected volatility	56.0%	48.2%
Expected dividend yield	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three months ended July 31, 2009 and 2008 was $2.07 and $5.65, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended
	July 31,
	2009	2008
Risk-free interest rate	1.90%	3.90%
Expected term of options (in years)	0.5	0.5
Expected volatility	56.0%	42.8%
Expected dividend yield	0%	0%

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

Note 13 — Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the three months ended July 31, 2009 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2009	$403,159
Employee stock-based compensation	6,098
Employee stock purchase plan	2,321
Exercise of common stock options	120
Withholding tax deduction on restricted stock units	(51)
Balance at July 31, 2009	$411,647

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

In February 2007, the Company’s board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as it deems appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of July 31, 2009, the Company had cumulatively repurchased 6,671,000 shares of its common stock under the open-market program for an aggregate cost of approximately $99.1 million.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Note 15 — Income Taxes

The Company recorded a provision for income taxes of approximately $1.2 million and $1.4 million for the three months ended July 31, 2009 and 2008, respectively, resulting in effective tax rates of (13.9)% and 18.8% for the respective periods. As required by Financial Accounting Standard Board interpretation No.18 (“FIN 18”), “Accounting for Income Taxes in Interim Periods, an interpretation of Accounting Principal Board Opinion No. 28,” the Company excluded from the current fiscal year’s overall estimation of the annual effective tax rate one jurisdiction with losses for which no benefit can be realized. During the three months ended July 31, 2009, the Company accrued an additional $0.4 million of interest related to the Company’s unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).

On September 3, 2009, one of the foreign jurisdictions in which the Company operates published new legislation that changed the computation of income attributable to that jurisdiction.  This may reduce the Company’s unrecognized tax benefits under FIN 48. The Company is currently evaluating the impact this new legislation may have on its financial position, results of operations and cash flows.

Note 16 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”) which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $33.7 million to develop the land and construct facilities, which amount includes the Purchase Price. As of July 31, 2009, the Company has already contributed $12.0 million of the $33.7 million total investment. Construction of the facilities on the land has commenced and according to the Purchase Agreement, construction must be completed by June 30, 2010. The Company may use the land solely for the purposes of industrial use and/or scientific research. The Company intends to use OTC’s registered capital to partially fund its commitment to this project.

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology, Co. Ltd, a new wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of July 31, 2009, the Company had contributed $1.5 million, as required under the terms of its capital commitment. The Company is required to contribute the remaining $8.5 million of a $10.0 million commitment by October 2010.

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

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

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

In 2007, a settlement that had been pending with the Court since 2004, was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six “focus” cases in the coordinated proceeding (the action involving the Company is not one of the six focus cases) made it unlikely that the settlement would receive final court approval. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. In 2008, the Court largely denied the focus case defendants’ motion to dismiss the amended complaints.

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

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no  recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants, including the Company, and the motion to dismiss with prejudice, filed by all of the underwriter defendants. The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit, which remains pending. At the end of May 2009, plaintiff sent a Demand for Inspection of Books and Records to certain of the nominal defendants named in the Section 16(b) litigation seeking the companies to produce any tolling agreements entered into with the companies’ respective underwriters. Plaintiff’s counsel has agreed to an open-ended extension for certain nominal defendants who received such a demand. As of the date of this filing, the Company has not received a demand for inspection of books and records from the plaintiff.

On March 6, 2009, Panavision Imaging, LLC (“Panavision”) filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. The Company expects to vigorously defend itself against Panavision’s allegations. The Court has scheduled a claim construction hearing for December 10, 2009. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

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

During the three months ended January 31, 2007, the Company and ImPac agreed to initiate payment of licensing fees for the use of certain software developed by ImPac at OmniVision Semiconductor (Shanghai) Co. Ltd., the Company’s wholly-owned subsidiary in China. During the three months ended July 31, 2009 and 2008, the Company paid ImPac a nominal amount for software licensing fees. In addition, the Company paid ImPac approximately $1.4 million and $2.7 million for manufacturing services for the three months ended July 31, 2009 and 2008, respectively. During fiscal 2008, the Company loaned $1.3 million to ImPac for the purpose of expanding its manufacturing capacities for a term of one year, which has been extended upon mutual consent of the parties for one year. The loan is fully collateralized by assets held by ImPac. In August, 2008, the Company entered into an additional agreement with ImPac under which the Company agreed to place certain manufacturing equipment with ImPac on a consignment basis for a period of up to five years.

For the three months ended July 31, 2009 and 2008, the Company paid $11.1 million and $17.1 million, respectively, to VisEra for color filter and other manufacturing services. For the three months ended July 31, 2008, the Company paid $433,000 to WLCSP for chip scale packaging services.

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged with related parties in the three months ended July 31, 2009 and 2008 (in thousands):

	Three Months Ended
	July 31,
	2009	2008
SOI transactions with:
ImPac:
Purchases of manufacturing services	$120	$297
Balance payable at period end, net	93	238
PSC:
Purchases of wafers	91	1,035
Rent and other services	19	16
Balance payable at period end, net	55	300
VisEra:
Purchases of manufacturing services	64	—
Balance payable at period end	44	—

VisEra transactions with:
TSMC:
Sales to TSMC	269	658
Balance receivable at period end, net	199	473
SOI:
Sales to SOI	64	—
Balance receivable at period end	$44	$—

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2009 and 2008

(unaudited)

Note 18 — Subsequent Events

On May 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events,” which modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The Company evaluated events that occurred subsequent to July 31, 2009, for recognition or disclosure in the Company’s financial statements. The Company performed its subsequent event review through September 9, 2009, the date these financials were issued.

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement (the “Loan Agreement”) with Industrial and Commercial Bank of China Ltd. The Loan Agreement provides for a fixed asset loan in the principal amount of Chinese Yuan 159.0 million, which is equal to approximately $23.3 million (the “Loan”). The purpose of the Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. Subsequently, on August 27, 2009, the Loan was approved by the Chinese government and the final loan amount was modified to Chinese Yuan 140.0 million or approximately $20.5 million. The Loan Agreement was re-executed on August 27, 2009, to reflect the final loan amount.

On August 27, 2009, ImPac’s board of directors accepted a merger proposal from a listed company in Taiwan, Tong Hsing Electronic Industries, Limited (“Tong Hsing”). Tong Hsing is a current investor in ImPac, and will become the surviving entity after consummation of the transaction. The transaction is currently pending approval by ImPac’s shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will”  and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding our projected results of operations for future reporting periods,  the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in market interest rates, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 44 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

The first OmniBSI device introduced, the OV8810, is a 1/3-inch, 8-megapixel CameraChip image sensor targeted at the mobile phone market. The device is small enough to fit within an 8.5 x 8.5 x 7 mm camera module and outputs data in full 8-megapixel resolution at 10 frames per second, or FPS, and records 720p high-definition, or HD, video at 60 FPS, or 1080p at 30 FPS. In quarter video graphics array, or QVGA, resolution, the OV8810 can output data at 120 FPS, ideal for slow motion preview. For fast transfer of image data, the OV8810 is outfitted with a parallel interface and a two-lane, high-speed mobile industry processor interface, or MIPI. This enables mobile phone makers to use the OV8810’s parallel interface as input for a secondary camera, while alternately providing output via the MIPI interface.

The second OmniBSI product, the OV5642, is a 1/4-inch, 5-megapixel fully integrated system-on-chip, or SOC, image sensor with integrated TrueFocus® ISP, our most advanced image-signal-processor, or ISP, technology. The TrueFocus ISP increases picture clarity and sharpness and offers extended depth of field, or EDoF, capabilities. EDoF enables customers to utilize fixed focus lenses which reduces overall cost of their camera modules.  The OV5642 can output video in full resolution at 15 FPS, supports 720p HD video at 60 FPS and 1080p at 30 FPS. An integrated JPEG compression engine simplifies data transfer for bandwidth limited interfaces.  For fast transfer of image data, the OV5642 has a two-lane, high-speed MIPI interface.

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

In February 2009, as part of our CameraCube technology announcement, we introduced two new CameraCube imaging devices. The first product is the OVM6680. It has a SquareGA resolution. The second product is the OVM7680, and it has a VGA resolution.

In February 2009, we also introduced the OV3650, a ¼-inch 3-megapixel image sensor with 1.75 µm OmniPixel3-HS pixels. This image sensor is designed for mobile phones, notebook, webcam and other applications that require exceptional low-light performance without the need for flash.

In March 2009, we introduced the OV9810, a new 1/2.3-inch 9-megapixel image sensor with 1.75 µm OmniPixel3-HS pixels. This sensor is designed for the digital still camera, or DSC, and HD camcorder markets. It combines 9-megapixel photography with 1080p HD video on a single chip, eliminating the trade-offs between high quality still photography and high performance HD video. The OV9810 is capable of operating at 8.9 FPS in full 9-megapixel resolution, and offers true HD quality, or 1080p, video at 30 FPS.

In April 2009, we introduced the OV7960, a 1/4-inch VGA image sensor with 6 µm OmniPixel3-HS pixels. It has a low-light sensitivity of 12V/(Lux-sec) and is optimized for interlaced NTSC/PAL formats to directly interface with TVs and LCD screens. With the ability to capture images in the most challenging lighting conditions, OV7960 can be used in both professional closed-circuit TV applications and automobile driver assistance applications.

In June 2009, we introduced three new devices based on the OmniBSI architecture. The first device is the OV5650, a 1/4-inch 5-megapixel image sensor with 1.75 µm OmniBSI pixels. The OV5650 is designed specifically to address consumer demand for DSC quality imaging in a mobile phone. It’s low-light sensitivity exceeds 1,400 mV/(Lux-sec) and its signal-to-noise ratio is less than 70 lux. The second device is the OV2665, a 2-megapixel image sensor with the same 1.75 µm OmniBSI architecture. It has an integrated ISP with features such as lens correction, auto exposure, auto white balance, and auto flicker. The last device is the OV5653. It is also based on our latest 1.75 µm OmniBSI architecture, but designed specifically for the DSC and digital video market. In video mode, OV5653 can deliver 720p at 60 FPS and full HD 1080p at 30 FPS.

In July 2009, we introduced the OV9715, a 1/4-inch 1-megapixel image sensor with OmniPixel3-HS pixels. The OV9715 is specifically designed for advanced automotive imaging applications, such as advanced forward-looking, 360 degree bird’s eye view, and parking assistance systems. It is also optimized for use in automotive vision and sensing system combinations, such as rear view and trajectory based lane departure warning systems.

In July 2009, we also introduced the OV7739, a 1/7.5-inch VGA image sensor with OmniPixel3-HS pixels. The OV7739 is designed to address the low-light sensitivity demands of the notebook PC market. It supports high quality video conferencing and recording at 30 FPS in VGA resolution and 60 FPS in QVGA resolution.

Joint Venture with Taiwan Semiconductor Manufacturing Company Limited

On October 29, 2003, we entered into an agreement with Taiwan Semiconductor Manufacturing Company Limited , or TSMC, to form VisEra Technologies Company, Ltd., or VisEra, a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to CMOS image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, we and TSMC formed VisEra Holding Company, or VisEra Cayman, a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. We and TSMC have equal interests in VisEra Cayman.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Through April 2007, our contribution to VisEra and VisEra Cayman totaled approximately $51.6 million, effectively meeting our commitment under the terms of a January 2007 amendment to the joint-venture agreement, in which we and TSMC have agreed to commit a total of $112.9 million to the joint venture. We have not made any subsequent contributions into VisEra and VisEra Cayman.

We initially accounted for our investment in VisEra under the equity method. Between August 1, 2005 and December 31, 2006, in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” or FIN 46(R), we consolidated VisEra’s operating results. On January 1, 2007, VisEra ceased to meet the definition of a VIE. Consequently, we deconsolidated on January 1, 2007, and has accounted for its investment in VisEra under the equity method.

Since the deconsolidation on January 1, 2007, we have accounted for our investment in VisEra under the equity method. See Note 5 — “Long-Term Investments” and Note 17 — “Related Party Transactions” to our condensed consolidated financial statements.

Joint Venture with Powerchip Semiconductor Corporation

In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish Silicon Optronics, Inc., or SOI, a joint venture in Taiwan. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of our legacy products. Toward the end of fiscal 2009, SOI began to investigate the market potential of touch panels that track touches with optical sensors. These devices compete with the current resistive and capacitive touch panels. We contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005.

As of July 31, 2009, we owned 43.9% of SOI. See Note 6 — “Consolidated Affiliate — Silicon Optronics, Inc.” and Note 17 — “Related Party Transactions” to our condensed consolidated financial statements.

Capital Resources

As of July 31, 2009, we held approximately $258.9 million in cash and cash equivalents and approximately $50.1 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

In June 2005, our board of directors authorized us to use up to $100.0 million of our available cash under an open-market program to repurchase our common stock. At the expiration of the program in June 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100.0 million of our outstanding common stock. Subject to applicable securities laws, such repurchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of July 31, 2009, we had cumulatively repurchased 6,671,000 shares of our common stock under this open-market program for an aggregate cost of approximately $99.1 million. See Note 14 — “Treasury Stock” to our condensed consolidated financial statements.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image-sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment and commercial banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sell our products have reduced spending in response to the tightening of lending standards by financial institutions, negative financial news and the continued uncertainty in the global economy. This has negatively affected demand for all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors also decreased relative to the prior year levels. This decrease in demand has had a significant impact on our revenues, results of operations and cash flows and overall business.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than one billion CameraChip image sensors, including approximately 75 million in the three months ended July 31, 2009. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

We currently outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to an investee joint venture company. With our new CameraCube products, we also collaborated with the industry’s leading wafer-level lens suppliers, and outsourced the assembly process. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

To increase and enhance our production capabilities, we work closely with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities, at which our products can be produced. VisEra, our joint venture with TSMC, and our investments in two key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers.

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

Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for toys and games, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the current economic downturn, we experienced weaker than normal conditions in all of these markets in the third and fourth quarters of fiscal 2009. We saw early signs of improvement in our business during the first quarter and we believe the historical seasonal cycle to our business has returned. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close.

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

In addition, from time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. While these efforts have rarely had any long-term success, the new entrants do sometimes manage to gain market share in the short term by pricing their products significantly below current market levels which puts additional downward pressure on the prices we can obtain for our products.

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

In addition, we recognize revenue from the performance of services to a limited number of our customers by our wholly-owned subsidiary, OmniVision CDM Optics, Inc., or CDM, and by our consolidated affiliate, SOI. We recognize the CDM-associated revenue under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. CDM-associated revenue has not been material in any of the periods presented. We recognize the limited amount of SOI-related service revenue on a completed-contract basis.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009. There have been no material changes in any of our critical accounting policies since April 30, 2009.

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended
	July 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	77.6	74.8
Gross margin	22.4	25.2

Operating expenses:
Research, development and related	17.4	11.6
Selling, general and administrative	13.4	10.0
Total operating expenses	30.8	21.6

Income (loss) from operations	(8.4)	3.6
Interest income (expense), net	(0.2)	0.7
Other income, net	0.5	—
Income (loss) before income taxes	(8.1)	4.3

Provision for income taxes	1.1	0.8
Net income (loss)	(9.2)	3.5
Net income (loss) attributable to noncontrolling interest	0.1	(0.1)
Net income (loss) attributable to OmniVision Technologies, Inc.	(9.3)%	3.6%

Three Months Ended July 31, 2009 as Compared to Three Months Ended July 31, 2008

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, interactive video and toy cameras, and automotive and medical products. Revenues for the three months ended July 31, 2009 decreased by 39.4% to approximately $105.6 million from $174.3 million for the three months ended July 31, 2008. The decrease in revenues was due to a decline in unit sales of our image-sensor products across all product categories and a decrease in our ASPs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended July 31, 2009 than in the prior-year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended July 31, 2009 and 2008:

	Three Months Ended
	July 31,
	2009	2008
OEMs and VARs	49.8%	58.3%
Distributors	50.2	41.7
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended July 31, 2009, one OEM customer accounted for approximately 13.0% of our revenues. In the three months ended July 31, 2008, two OEM customers accounted for approximately 12.3% and 10.2% of our revenues. For the three months ended July 31, 2009 and 2008, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the three months ended July 31, 2009, one distributor customer accounted for approximately 28.7% of our revenues. In the three months ended July 31, 2008, one distributor customer accounted for approximately 22.2% of our revenues. For the three months ended July 31, 2009 and 2008, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2009 and 2008:

	Three Months Ended
	July 31,
	2009	2008
Domestic sales	0.6%	5.9%
Foreign sales	99.4	94.1
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended July 31, 2009 declined to 22.4% from 25.2% for the three months ended July 31, 2008. The principal contributors to the year-over-year decrease in gross margin were the decline in our ASPs and the write-down of inventories which totaled approximately $3.7 million during the three months ended July 31, 2009, as compared to $2.5 million in the similar prior year period. The write-down of inventories in the three months ended July 31, 2009 represented a proportionately greater percentage of revenues than in the prior year period as a consequence of a significant decline in revenue levels. These contributors to the reduction in gross profit were compounded by the under-absorption of overhead due to reduced production volumes. During the three months ended July 31, 2009, the ASPs of our products were lower than they were in the year-earlier period. The decline in ASPs was due, in part, to a general price decline as a result of usual competitive pressures. We recorded approximately $0.8 million in stock-based compensation expense to cost of revenues during the three-month period ended July 31,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2009, in accordance with SFAS No. 123(R), as compared to approximately $0.9 million in the prior fiscal year. Revenue from sales of previously written-down products in the three months ended July 31, 2009 was $2.2 million, as compared to $2.5 million during the same period in the prior fiscal year.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs we release to the foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended July 31, 2009 decreased to approximately $18.4 million from approximately $20.3 million for the three months ended July 31, 2008. As a percentage of revenues, research, development and related expenses for the three months ended July 31, 2009 and 2008 represented 17.4% and 11.6%, respectively.

The decrease in research, development and related expenses of approximately $1.9 million, or 9.2%, for the three months ended July 31, 2009 from the similar period in the prior year resulted primarily from a $0.8 million decrease in non-recurring engineering expenses related to new product development, a $463,000 decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R), a $399,000 decrease in patent-related legal expenses, a $229,000 decrease in fees for outside services and a $209,000 decrease in travel-related expenses, partially offset by $335,000 increase in depreciation and amortization expenses of acquired intangible assets and a $246,000 increase in software expenses. We anticipate that research, development and related expenses will fluctuate on a quarterly basis as we develop and introduce new products, including those employing our CameraCube and OmniBSI technologies and as we develop other new technologies related to image sensors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended July 31, 2009 decreased to approximately $14.2 million from $17.4 million for the three months ended July 31, 2008. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2009 and 2008 represented 13.4% and 10.0%, respectively.

The decrease in selling, general and administrative expenses of approximately $3.2 million, or 18.5%, for the three months ended July 31, 2009 from the similar period in the prior year resulted primarily from a $1.1 million decrease in fees for outside services, a $0.9 million decrease in salary and payroll-related expenses, a $0.9 million decrease in commissions paid primarily to distributors and sales representatives, a $346,000 decrease in facility and office expenses, a $320,000 decrease in travel-related expenses, and a $319,000 decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R), partially offset by a $480,000 increase in depreciation expense and a $377,000 increase in legal and accounting expenses. We anticipate that our selling, general and administrative expenses may remain unchanged as we continue to control discretionary expenditures.

Interest Income (Expense), Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income (expense), net, declined to a interest expense, net, of approximately $204,000 for the three months ended July 31, 2009 from interest income, net, of $1.3 million in the similar prior year period. The $1.5 million decline in interest income (expense), net, resulted from a $0.9 million reduction in interest income and a $0.6 million increase in interest expense associated with long-term borrowing for the three months ended July 31, 2009 as compared to the corresponding period in the prior year. The decline in interest income was the result of lower interest rates on interest-bearing accounts than in the same period in the prior year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other income, Net

Other income, net, for the three months ended July 31, 2009 totaled $0.6 million. Other income, net, for the three months ended July 31, 2009 included a $0.9 million gain on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property, a $0.5 million gain, representing our portion of the net income recorded by China WLCSP Limited, or WLCSP, which we account for under the equity method of accounting, partially offset by a $0.9 million loss that represented our portion of the net loss recorded by ImPac Technology Co., Ltd., or ImPac, which we account for under the equity method of accounting. Other income, net, for the three months ended July 31, 2008 totaled $49,000. The amount for the quarter ended July 31, 2008 included a $433,000 gain on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property, partially offset by a $395,000 loss that represented our portion of the net loss recorded by ImPac Technology Co., Ltd., or ImPac, which we account for under the equity method of accounting.

Provision for Income Taxes

We generated approximately $8.6 million in loss before income taxes and $7.5 million in income before income taxes for the three months ended July 31, 2009 and 2008, respectively. We recorded a provision for income taxes of approximately $1.2 million and $1.4 million for the three months ended July 31, 2009 and 2008, respectively, resulting in effective tax rates of (13.9)% and 18.8% for the respective periods. As required by FIN 18, “Accounting for Income Taxes in Interim Periods, an interpretation of Accounting Principal Board Opinion No. 28,” or FIN 18, we excluded from the current fiscal year’s overall estimation of the annual effective tax rate one jurisdiction with losses for which no benefit can be realized.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest for the three months ended July 31, 2009 and 2008 was $110,000 and $(105,000), respectively, which represents the 56.1% interest that we did not own in the net income (loss) of SOI.

Liquidity and Capital Resources

Our principal sources of liquidity at July 31, 2009 consisted of cash, cash equivalents and short-term investments totaling $309.0 million.

Liquidity

Our working capital declined to $378.8 million as of July 31, 2009 as compared to $380.3 million as of April 30, 2009. Our working capital decreased as a result of: a $27.9 million increase in accounts payable resulting from the new purchase of inventory; a $5.9 million decrease in inventories; a $4.8 million increase in deferred revenue, less cost of revenue; and  a $1.4 million increase in income taxes payable. These decreases in working capital were partially offset by: a $33.1 million increase in short-term investments; a $4.4 million increase in accounts receivable, net, resulting from a sequential revenue increase of $16.5 million for the three months ended July 31, 2009; and a $1.1 million increase in cash and cash equivalents primarily due to cash provided by operating activities.

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

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.4 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At July 31, 2009 and April 30, 2009, there were no borrowings outstanding under these facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows from Operating Activities

For the three months ended July 31, 2009, net cash provided by operating activities totaled approximately $36.6 million as compared to $13.7 million for the corresponding period in the prior year. The principal components of the current year amount were: a net loss of approximately $9.7 million for the three months ended July 31, 2009; adjustments for non-cash charges of $6.1 million in stock-based compensation, $5.7 million in depreciation and amortization, $3.7 million in write-down of inventories, $0.9 million from gain on interest rate swaps and $401,000 of losses in equity investments; a $27.6 million increase in accounts payable; a $4.7 million increase in deferred revenue, less cost of revenue; a $3.7 million decrease in inventories and a $2.1 million increase in income taxes payable. These increases were partially offset by: a $4.4 million increase in accounts receivable, net; a $1.5 million decrease in accrued expenses and other current liabilities; a $0.6 million increase in deferred income taxes and a $483,000 decrease in deferred tax liabilities. The $4.4 million increase in accounts receivable, net, reflects the increased level of revenues during the three months ended July 31, 2009, with  the days of sales outstanding declining to 42 days as of July 31, 2009 from 44 days as of April 30, 2009. The $3.7 million decrease in inventories resulted in an increase in annualized inventory turns to 3.3 as of July 31, 2009 from 2.8 as of April 30, 2009.

For the three months ended July 31, 2008, net cash provided by operating activities totaled approximately $13.7 million. The principal components of the current year amount were: net income of approximately $6.1 million for the three months ended July 31, 2008, adjusted for non-cash charges of $6.9 million in stock-based compensation, $4.0 million in depreciation and amortization; $2.5 million in write-down of inventories, $1.7 million of gains in equity investments and a $6.8 million increase in accounts payable; a $4.0 million decrease in inventories; a $3.0 million increase in deferred income; a $0.7 million decrease in prepaid expenses and other current assets; and a $368,000 increase in income taxes payable. These increases were partially offset by: a $16.6 million increase in accounts receivable, net; a $1.2 million decrease in accrued expenses and other current liabilities; and a $485,000 decrease in deferred tax liabilities. The $16.6 million increase in accounts receivable, net, reflects the higher level of revenues during the three months ended July 31, 2008, combined with an increase in days of sales outstanding as of July 31, 2008 to 64 days from 56 days as of April 30, 2008. The $4.0 million decrease in inventories was a reflection of an improvement in annualized inventory turns to 4.7 as of July 31, 2008 from 4.3 as of April 30, 2008.

Cash Flows From Investing Activities

For the three months ended July 31, 2009, our cash used in investing activities totaled $37.1 million as compared to approximately $11.6 million in cash provided by investing activities for the corresponding period in the prior year, due to $33.2 million in net purchases of short-term investments and $3.9 million in purchases of property, plant and equipment. For the three months ended July 31, 2008, our cash provided by investing activities totaled $11.6 million due primarily to: $23.5 million in net sales of short-term investments, partially offset by $10.5 million in purchases of property, plant and equipment and $1.4 million in a long-term investment in ImPac.

Cash Flows From Financing Activities

For the three months ended July 31, 2009, net cash provided by financing activities totaled approximately $1.6 million as compared to net cash provided by financing activities of $8.3 million during the corresponding period in the prior year. This change was due to $2.4 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, partially offset by $0.9 million used to repay long-term borrowings. For the three months ended July 31, 2008, net cash provided by financing activities totaled approximately $8.3 million due primarily to $6.0 million in proceeds from long-term borrowings and $2.7 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan.

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

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100.0 million of our outstanding common stock in an open-market program. Subject to applicable securities laws, such repurchases will be at such times and in such amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other corporate considerations. As of July 31, 2009, we had cumulatively repurchased 6,671,000 shares of our common stock under the open-market program for an aggregate cost of approximately $99.1 million. See Note 14 — “Treasury Stock” to our condensed consolidated financial statements.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $40.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, OTC and Shanghai OmniVision Semiconductor Technology, Co. Ltd, or OST. We formed OST during the three months ended October 31, 2008, for the purpose of expanding our testing capabilities in Shanghai, China. In August 2009, we obtained a fixed asset loan in the amount of approximately $23.5 million to partially finance the construction cost of the OTC facility. Subsequently, this loan was approved by the Chinese government and the final loan amount was modified to approximately $20.5 million.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A. “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			Less than			More than
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$12,014		$5,415	$5,516	$1,083	$—
Mortgage obligation	35,533	(1)	3,554	7,107	1,357	23,515
Noncancelable orders	60,369		60,369	—	—	—
Total contractual obligations	107,916		69,338	12,623	2,440	23,515

Other Commercial Commitments:
OST	8,500	(2)	—	8,500	—	—
OTC	21,663	(3)	19,980	1,683	—	—
Total commercial commitments	30,163		19,980	10,183	—	—
Total contractual obligations and commercial commitments	$138,079		$89,318	$22,806	$2,440	$23,515

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

(3)

Over the next two years, we expect to invest a total of approximately $33.7 million in our subsidiary, OTC, of which we have already invested $12.0 million. OTC will use the funds to develop land and construct facilities for its use. In August 2009, we obtained a fixed asset loan in the amount of approximately $20.5 million to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

partially finance the construction cost of the OTC facility. See Note 16 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of July 31, 2009, the long-term income taxes payable under FIN 48 was $81.9 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of July 31, 2009 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP SFAS No. 115-2 and SFAS No. 124-2. FSP SFAS No. 115-2 and SFAS No. 124-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale or held-to-maturity. We adopted the provisions of FSP SFAS No. 115-2 and No. 124-2 on May 1, 2009, and the adoption did not have any material effect on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 amends the consolidation guidance under FIN 46(R) by requiring an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct matters that most significantly impact the activities of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 also requires an ongoing reconsideration of the primary beneficiary of a VIE, and amends the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 is effective in fiscal years beginning after November 15, 2009, and we are required to adopt SFAS No. 167 in our first quarter of fiscal 2011. We are currently evaluating the impact SFAS No. 167 may have on our financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” or SFAS No. 168, which approved the FASB Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009, and we are required to adopt it in our second quarter of fiscal 2010. Upon adoption, all references made to generally accepted accounting principles in the United States, or U.S. GAAP, will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, we do not expect the adoption of SFAS No. 168 to have any material impact on our financial position, results of operations and cash flows.

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

As of July 31, 2009, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2009 and 2008 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities and in variable rate demand notes, which have a final maturity date of up to 39 years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of July 31, 2009, we did not hold any auction rate securities or variable rate demand notes.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.27%. By July 2008, we drew down $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.26%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical ten percent change in LIBOR would not have a material effect on our annual interest expense.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended July 31, 2009, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2007, a settlement that had been pending with the Court since 2004, was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six “focus” cases in the coordinated proceeding (the action involving OmniVision is not one of the six focus cases) made it unlikely that the settlement would receive final court approval. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. In 2008, the Court largely denied the focus case defendants’ motion to dismiss the amended complaints.

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

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no  recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants, including the Company, and the motion to dismiss with prejudice, filed by all of the underwriter defendants. The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit, which remains pending. At the end of May 2009, plaintiff sent a Demand for Inspection of Books and Records to certain of the nominal defendants named in the Section 16(b) litigation seeking the companies to produce any tolling agreements entered into with the companies’ respective underwriters. Plaintiff’s counsel has agreed to an open-ended extension for certain nominal defendants who received such a demand. As of the date of this filing, we have not received a demand for inspection of books and records from the plaintiff.

On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. We expect to vigorously defend ourselves against Panavision’s allegations. The Court has scheduled a claim construction hearing for December 10, 2009. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

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

The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2009 Annual Report on Form 10-K filed with the SEC on July 1, 2009. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

Recent domestic and worldwide economic conditions have adversely affected and may further adversely affect our business, results of operations, and financial condition.

Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment and commercial banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. The image-sensor market has been negatively impacted by the current global economic environment. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products in response to tighter credit, negative financial news and the continued uncertainty of the global economy. End customer demand has decreased significantly throughout the industry, affecting all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors has also decreased. This decrease in demand has had a significant impact on our revenues, results of operations and overall business. For example, our revenues for the three-month period ended July 31, 2009 were lower than similar historical periods.

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

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image-sensor manufacturers such as Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image-sensor manufacturers such as Fuji, Kodak, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt, Pixelplus, Pixim, SETi and SiliconFile. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image-sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our average selling prices have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Reductions in our average selling prices have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our average selling prices will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Although we may decrease our research, development and related expenses in the short-term as we implement certain cost reduction measures, historically we have increased and may continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. However, if we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for mobile phones account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 65% and  60% of our revenues in fiscal 2009 and the three months ended July 31, 2009, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2010 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our operating results. The digital image- sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for mobile phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

We also expect that image sensors will become of greater importance in the security, medical and automotive industries.  As image sensors begin to fill a greater role in these other markets, the challenges and risks that we face in these other markets could increase and could be similar to some of the challenges and risks that we face in the mobile phone market. If our sales to the mobile phone market and other emerging markets do not increase and/or the mobile phone market and other emerging markets do not grow as expected, our results of operations, business and prospects would be materially adversely affected.

Our future success depends on the timely development, introduction, marketing and selling of new products, which we might not be able to achieve.

Our failure to successfully develop new products that achieve market acceptance in a timely fashion would adversely affect our ability to grow our business and our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow.  This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

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

If for any reason the foundries are unable to provide a sufficient number of products to us on a timely basis, we may be unable to meet the demands of our customers, which could have a material adverse affect on our revenues and other financial results.

The current global economic conditions could materially affect our foundries and cause them to be unable to provide necessary services to us. If TSMC, PSC, or any of our other foundries were unable to continue manufacturing our wafers in the required quantities, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also develop their own image-sensor products and if one or more of our other foundries were to decide not to fabricate our companion DSP chips for competitive or other reasons, we would have to identify and qualify other sources for these products.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $35.5 million as of July 31, 2009. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our consolidated balance sheets. Also, we have to record their fair value changes in our consolidated statements of operations, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. Such a delay, cancellation or reduction could be caused by, among other things, such customers or distributors being materially and adversely affected by the current domestic and global economic conditions. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In the three months ended July 31, 2009, one OEM customer accounted for approximately 13.0% of our revenues, and one distributor customer accounted for approximately 28.7% of our revenues. In addition, in fiscal 2009, approximately 59.5% of our revenues came from sales to our top five customers. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2009, our intangible assets totaled approximately $5.8 million and our long-term investments totaled approximately $85.0 million.

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

As of July 31, 2009, we held cash and cash equivalents totaling $258.9 million, and short-term investments totaling $50.1 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of July 31, 2009, we did not hold any illiquid investments and we have not realized any losses. However, recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate this type of securities at short notice, such liquidation could result in losses of principal.

There are risks associated with our operations in China.

In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products, and relocated our automated image testing equipment from the United States to China. We are currently expanding our testing capabilities with additional automated testing equipment, which will also be located in

China. Through our wholly-owned subsidiary, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we are also developing land and constructing research facilities in Shanghai. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. More recently we invested in a company in China that is providing a portion of our chip scale package packaging requirements. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a company that provides chip scale packaging services, and in June 2003 we made an investment in ImPac, a packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of additional shares of XinTec.  In May 2007, we acquired a portion of the registered capital of WLCSP, a company that also provides chip scale packaging services.

In addition, in May 2004, we entered into an agreement with PSC under which we established SOI, a joint venture as a company incorporated under the laws of Taiwan. The purpose of the joint venture is to conduct the business of manufacturing, marketing and selling of certain of our legacy products. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005.

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

As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold a noncontrolling interest in three companies from which we purchase certain manufacturing services. Under the applicable provisions of generally accepted accounting principles in the United States of America, we currently consolidate one of these joint ventures into our consolidated financial statements and results of operations, and record the equity interests that we do not own as noncontrolling interests. For the investments that we account for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or other investees could change. Such changes have in the past, and could in the future result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

During fiscal 2009 and the three months ended July 31, 2009, approximately 42.0% and 50.2%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

•                  providing for a classified board of directors with staggered, three-year terms;

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through April 30, 2009, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on September 3, 2009 was $14.62 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      We did not repurchase any shares of our common stock in the first quarter of fiscal 2010.

ITEM 6.   EXHIBITS

Exhibit Number	Description
10.32

Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.33	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated:  September 9, 2009

By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: September 9, 2009

By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.32

Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.33	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.