Form 10-Q
period 2009-10-31
OMNIVISION TECHNOLOGIES INC
filed 2009-12-10
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

At December 4, 2009, 51,253,446 shares of common stock of the registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 31,	April 30,
	2009	2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$315,931	$257,808
Short-term investments	38,055	16,973
Accounts receivable, net of allowances for doubtful accounts and sales returns	67,727	43,978
Inventories	92,242	105,024
Deferred income taxes	1,391	1,092
Prepaid expenses and other current assets	8,467	7,779
Total current assets	523,813	432,654
Property, plant and equipment, net	117,652	119,071
Long-term investments	87,154	85,469
Intangibles, net	4,130	7,396
Other long-term assets	22,737	22,341
Total assets	$755,486	$666,931

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$85,085	$28,775
Accrued expenses and other current liabilities	20,913	12,153
Income taxes payable	3,264	692
Deferred revenues, less cost of revenues	9,415	7,176
Current portion of long-term debt	3,554	3,555
Total current liabilities	122,231	52,351
Long-term liabilities:
Long-term income taxes payable	82,667	81,266
Non-current portion of long-term debt	37,681	32,867
Other long-term liabilities	6,502	8,109
Total long-term liabilities	126,850	122,242
Total liabilities	249,081	174,593

Commitments and contingencies (Note 16)

Equity:
OmniVision Technologies, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 63,345 shares issued and 50,804 outstanding at October 31, 2009 and 62,590 shares issued and 50,049 outstanding at April 30, 2009, respectively	63	63
Additional paid-in capital	418,917	403,159
Accumulated other comprehensive income	846	773
Treasury stock, 12,541 at October 31, 2009 and April 30, 2009, respectively	(178,683)	(178,683)
Retained earnings	261,757	263,529
Total OmniVision Technologies, Inc. stockholders’ equity	502,900	488,841
Noncontrolling interest	3,505	3,497
Total equity	506,405	492,338
Total liabilities and equity	$755,486	$666,931

(1)    As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008(1)	2009	2008(1)
Revenues	$183,344	$163,935	$288,904	$338,214
Cost of revenues	139,382	123,018	221,272	253,404
Gross profit	43,962	40,917	67,632	84,810

Operating expenses:
Research, development and related	18,853	23,199	37,285	43,499
Selling, general and administrative	16,209	16,890	30,369	34,272
Goodwill impairment	—	7,541	—	7,541
Total operating expenses	35,062	47,630	67,654	85,312

Income (loss) from operations	8,900	(6,713)	(22)	(502)
Interest income (expense), net	(244)	478	(448)	1,754
Other income (expense), net	223	(854)	791	(805)
Income (loss) before income taxes	8,879	(7,089)	321	447

Provision for (benefit from) income taxes	961	(1,494)	2,149	(81)
Net income (loss)	7,918	(5,595)	(1,828)	528
Net loss attributable to noncontrolling interest	(166)	(287)	(56)	(392)
Net income (loss) attributable to OmniVision Technologies, Inc.	$8,084	$(5,308)	$(1,772)	$920

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.16	$(0.10)	$(0.03)	$0.02
Diluted	$0.16	$(0.10)	$(0.03)	$0.02

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	50,763	50,754	50,668	51,006
Diluted	51,769	50,754	50,668	51,591

(1)    As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2009	2008 (1)
Cash flows from operating activities:
Net income (loss)	$(1,828)	$528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,662	9,245
Change in fair value of interest rate swap	(645)	165
Stock-based compensation	12,201	13,851
Gain on equity investments, net	(1,398)	(1,198)
Write-down of inventories	10,149	11,641
Loss on disposal of property, plant and equipment	108	505
Goodwill impairment	—	7,541
Changes in assets and liabilities:
Accounts receivable, net	(23,735)	4,872
Inventories	7,696	(21,887)
Deferred income taxes	(1,260)	(2,582)
Prepaid expenses and other assets	235	(2,288)
Accounts payable	53,713	21,253
Accrued expenses and other current liabilities	2,957	(1,768)
Income taxes payable	3,975	(1,194)
Deferred revenues, less cost of revenues	2,233	4,455
Deferred tax liabilities	(967)	(994)
Net cash provided by operating activities	75,096	42,145
Cash flows from investing activities:
Purchases of short-term investments	(45,140)	(45,393)
Proceeds from sales or maturities of short-term investments	23,916	53,186
Purchases of property, plant and equipment, net of sales	(4,257)	(21,289)
Purchases of long-term investments	—	(1,376)
Net cash used in investing activities	(25,481)	(14,872)
Cash flows from financing activities:
Proceeds from long-term borrowings	6,590	6,000
Repayment of long-term borrowings	(1,778)	(1,196)
Cash contribution by noncontrolling interest	4	—
Affiliate cash dividend paid to noncontrolling interest	—	(201)
Proceeds from exercise of stock options and from employee stock purchase plan	3,610	2,737
Payments for repurchases of common stock	—	(12,915)
Net cash provided by (used in) financing activities	8,426	(5,575)
Effect of exchange rate changes on cash and cash equivalents	82	(110)
Net increase in cash and cash equivalents	58,123	21,588
Cash and cash equivalents at beginning of period	257,808	217,340
Cash and cash equivalents at end of period	$315,931	$238,928
Supplemental cash flow information:
Taxes paid	$472	$4,607
Interest paid	$1,085	$714
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$2,592	$5,820
Capitalized interest and other costs	$46	$183

(1)    As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2009 and April 30, 2009 and for the three and six months ended October 31, 2009 and 2008 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Except for the retrospective adjustments related to the adoption of an authoritative accounting guidance for noncontrolling interests as discussed in further detail below, the amounts as of April 30, 2009 come from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 (the “Form 10-K”).

On May 1, 2009, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s condensed consolidated financial statements. Consequently, the Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity on the balance sheet, rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. Earnings per share continues to be calculated based on net income attributable to the Company’s controlling interest. The impact on the Company’s financial position as of April 30, 2009, results of operations for the three and six months ended October 31, 2008, and cash flows for the six months ended October 31, 2008 from the adoption of this authoritative accounting guidance is presented in the tables below (in thousands):

			April 30, 2009 Condensed Consolidated Balance Sheet
			As Reported	As Adjusted
Minority interest			$3,497	$—
Noncontrolling interest			—	3,497

	Three months ended October 31, 2008 Condensed Consolidated Statement of Operations		Six months ended October 31, 2008 Condensed Consolidated Statement of Operations
	As Reported	As Adjusted	As Reported	As Adjusted
Minority interest	$(287)	$—	$(392)	$—
Net income (loss)	(5,308)	(5,595)	920	528
Net loss attributable to noncontrolling interest	—	(287)	—	(392)
Net income (loss) attributable to OmniVision Technologies, Inc.	—	(5,308)	—	920

			Six months ended October 31, 2008 Condensed Consolidated Statement of Cash flows
			As Reported	As Adjusted
Net income			$920	$528
Minority interest in net loss of consolidated affiliates			(392)	—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

The results of operations for the three and six months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2010 or any other future period.

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

Foreign Currency Translation

Certain of the Company’s subsidiaries or consolidated affiliates have functional currencies other than the U.S. dollar and the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains or losses are included in “Other income (expense), net.” For the three and six months ended October 31, 2009, the Company recorded remeasurement losses of $25,000 and $43,000, respectively. For the three and six months ended October 31, 2008, the Company recorded remeasurement losses of $0.7 million and $368,000, respectively.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Goodwill

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in the Company’s market capitalization and the global economic downturn then, the Company concluded that there were sufficient factual circumstances for interim impairment analyses. Based on the analyses, the Company wrote off the carrying value of goodwill and recorded an impairment charge of $7.5 million, which was included in “Goodwill impairment” for the three and six months ended October 31, 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income (loss) for all periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008 (1)	2009	2008 (1)
Net income (loss)	$7,918	$(5,595)	$(1,828)	$528
Translation gains (losses)	54	(615)	125	(666)
Unrealized gains on available-for-sale securities, net	5	133	8	67
Comprehensive income (loss)	7,977	(6,077)	(1,695)	(71)
Comprehensive income (loss) attributable to noncontrolling interest	(135)	(287)	4	(392)
Comprehensive income (loss) attributable to OmniVision Technologies, Inc.	$8,112	$(5,790)	$(1,699)	$321

(1)    As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Six Months Ended
	October 31,
	2009	2008 (1)
Noncontrolling interest, May 1	$3,497	$4,444
Cash contribution by noncontrolling interest	4	—
Dividend distributed to noncontrolling interest	—	(201)
Net loss attributable to noncontrolling interest	(56)	(392)
Translation gain	60	1
Noncontrolling interest, October 31	$3,505	$3,852

(1)    As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

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

In addition, the Company recognizes revenue from the performance of services to a limited number of customers, under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. The amount of service-related revenue has not been material in any of the periods presented. At its consolidated affiliate, Silicon Optronics, Inc. (“SOI”), the Company recognizes the limited amount of SOI-related service revenue on a completed-contract basis.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) updated the authoritative guidance for fair value measurements as it pertains to liabilities. The update clarifies what valuation technique a company should use when quoted prices in an active market for an identical liability is not available. The Company is required to adopt the guidance in its third quarter of fiscal 2010. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

In October 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management’s best estimate of a standalone selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

In October 2009, the FASB issued authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. The guidance is effective in fiscal years beginning on or after June 15, 2010, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities at October 31, 2009 and April 30, 2009 were as follows (in thousands):

	As of October 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$4,778	$—	$—	$4,778
U.S. government debt securities with maturities less than one year	14,992	7	—	14,999
U.S. government debt securities with maturities over one year	13,265	24	—	13,289
Commercial paper and bond fund	4,987	2	—	4,989
	$38,022	$33	$—	$38,055
Contractual maturity dates, less than one year				$24,766
Contractual maturity dates, one year to two years				13,289
				$38,055

	As of April 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$3,602	$—	$—	$3,602
U.S. government debt securities with maturities less than one year	5,111	6	—	5,117
U.S. government debt securities with maturities over one year	5,000	11	—	5,011
Commercial paper and bond funds	3,242	1	—	3,243
	$16,955	$18	$—	$16,973
Contractual maturity dates, less than one year				$11,962
Contractual maturity dates, one year to two years				5,011
				$16,973

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		October 31,	April 30,
		2009	2009
	Cash and cash equivalents:
	Cash	$209,349	$120,754
	Money market funds, certificates of deposit and government bonds	106,582	137,054
		$315,931	$257,808
	Accounts receivable, net:
	Accounts receivable	$70,995	$48,105
Less:	Allowance for doubtful accounts	(671)	(691)
	Allowance for sales returns	(2,597)	(3,436)
		$67,727	$43,978
	Inventories:
	Work in progress	$55,097	$26,860
	Finished goods	37,145	78,164
		$92,242	$105,024
	Prepaid expenses and other current assets:
	Prepaid expenses	$5,673	$5,254
	Deposits and other	1,262	2,439
	Employee loan receivable	1,000	—
	Interest receivable	532	86
		$8,467	$7,779
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings and land use right	39,428	39,428
	Buildings/leasehold improvements	17,306	17,110
	Machinery and equipment	63,226	58,641
	Furniture and fixtures	4,807	4,825
	Software	5,839	6,188
	Construction in progress	13,890	11,878
		157,496	151,070
	Less: Accumulated depreciation and amortization	(39,844)	(31,999)
		$117,652	$119,071
	Other long-term assets:
	Deferred income tax assets — non-current	$18,519	$17,233
	Prepaid wafer credits	2,990	2,990
	Long-term employee loan receivable	—	1,000
	Other long-term assets	1,228	1,118
		$22,737	$22,341
	Accrued expenses and other current liabilities:
	Employee compensation	$7,211	$4,848
	Third party commissions	1,154	1,532
	Professional services	1,997	1,269
	Noncancelable purchase commitments	6,096	411
	Distributor pricing adjustments	2,435	2,399
	Deferred income tax liabilities — current	12	8
	Other	2,008	1,686
		$20,913	$12,153
	Other long-term liabilities:
	Deferred income tax liabilities — non-current	$2,684	$3,646
	Interest rate swaps	3,818	4,463
		$6,502	$8,109

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of October 31, 2009 and April 30, 2009 consisted of the following (in thousands):

	October 31,	April 30,
	2009	2009
VisEra	$69,220	$67,619
WLCSP	11,693	10,996
XinTec	4,661	4,661
ImPac	1,580	2,193
Total	$87,154	$85,469

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

The Company initially accounted for its investment in VisEra under the equity method. Between August 1, 2005 and December 31, 2006, VisEra was considered a variable interest entity (“VIE”), and the Company was the primary beneficiary, as defined under the accounting guidance for consolidating VIEs. Accordingly, the Company consolidated VisEra’s operating results. On January 1, 2007, VisEra ceased to meet the definition of a VIE. Consequently, the Company deconsolidated VisEra on January 1, 2007, and has accounted for its investment in VisEra under the equity method. (See Note 17.)

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP’s equity interests, or 20.0% of WLCSP’s registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. The Company has appointed a member to WLCSP’s board of directors and a supervisor to monitor the actions of WLCSP’s board of directors and officers.

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill that is not subject to amortization. This amount is recorded as a portion of the Company’s investment in WLCSP. The Company is amortizing the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years.

The Company accounts for its investment in WLCSP under the equity method. For the three and six months ended October 31, 2009, the Company recorded equity income of $245,000 and $0.7 million, respectively, in “Other income (expense), net,” consisting of its portion of the net income recorded by WLCSP during those periods, partially offset by equity method investment adjustments. For the three and six months ended October 31, 2008, the Company recorded equity income of $405,000 and $412,000, respectively, in “Other income (expense), net,” consisting of its portion of the net income recorded by WLCSP during the periods, partially offset by equity method investment adjustments. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of October 31, 2009, the Company’s direct ownership percentage in XinTec was 4.3%. Separately, VisEra owns a 16.2% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 12.2%. The Company accounts for XinTec as a cost method investment.

ImPac Technology Co., Ltd.

In June 2003, in order to enhance its access to plastic and ceramic packaging services, the Company invested $2.0 million in ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan. After additional cash contributions of approximately $0.8 million in December 2003 and $1.4 million in July 2008, the Company owns 25.7% of ImPac. The Company accounts for this investment using the equity method.

In August 2009, ImPac’s board of directors accepted a merger proposal from a listed company in Taiwan, Tong Hsing Electronic Industries, Limited (“Tong Hsing”). Tong Hsing is a current investor in ImPac, and will become the surviving entity after consummation of the transaction. Subsequently, in September 2009, ImPac’s shareholders approved the merger proposal. According to the merger agreement between ImPac and Tong Hsing, the parties will complete the transaction on December 31, 2009. In return for its ownership in ImPac, the Company will receive approximately 996,000 shares of common stock of Tong Hsing, representing approximately 0.8% of Tong Hsing.

The Company recorded equity income of $317,000 and an equity loss of $0.6 million, respectively, in “Other income (expense), net,” as its portion of ImPac’s net income and loss for the three and six months ended October 31, 2009. The Company recorded an equity loss of $140,000 and $0.5 million, respectively, in “Other income (expense), net,” as its portion of ImPac’s net loss for the three and six months ended October 31, 2008.

The following table presents the summary combined financial information of ImPac, VisEra and WLCSP, as derived from their financial statements for the three and six months ended October 31, 2009 and 2008, and prepared under GAAP (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Operating data:
Revenues	$32,736	$31,658	$53,063	$57,994
Gross profit	8,350	6,986	9,380	13,086
Income from operations	4,770	3,590	2,875	6,374
Net income	$4,828	$1,349	$3,470	$2,579

The Company’s share of undistributed earnings of the investees accounted for by the equity method totaled $15.4 million and $14.1 million at October 31, 2009 and April 30, 2009, respectively.

Note 6 — Consolidated Affiliate — Silicon Optronics, Inc.

In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”), a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish SOI, a joint venture in Taiwan. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. Toward the end of fiscal 2009, SOI began to investigate the market potential of touch panels that track touches with optical sensors. These devices compete with the current resistive and capacitive touch panels. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005. As of October 31, 2009, the Company owned 43.9% of SOI. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Note 7 — Intangible Assets

Intangible assets as of October 31, 2009 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$16,020	$1,780
Patents and licenses	13,487	11,277	2,210
Trademarks and tradenames	1,400	1,260	140
Customer relationships	100	100	—
Intangible assets, net	$32,787	$28,657	$4,130

Intangible assets as of April 30, 2009 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$14,240	$3,560
Patents and licenses	13,487	9,931	3,556
Trademarks and tradenames	1,400	1,120	280
Customer relationships	100	100	—
Intangible assets, net	$32,787	$25,391	$7,396

For each of the three and six months ended October 31, 2009 and 2008, the Company amortized $1.6 million and $3.3 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2010	$3,120
2011	973
2012	37
Total	$4,130

Note 8 — Borrowing Arrangements

The following table shows the Company’s debt and capital lease obligations (in thousands):

	October 31, 2009	April 30, 2009

Mortgage loan	$26,145	$26,421
Term loan	8,500	10,000
Construction loan	6,590	—
Capital lease obligations	—	1
	41,235	36,422
Less: amount due within one year	(3,554)	(3,555)
Non-current portion of long-term debt	$37,681	$32,867

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

At October 31, 2009, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2010	$1,777	$—	$1,777
2011	3,554	732	4,286
2012	3,554	732	4,286
2013	1,554	1,465	3,019
2014	554	2,929	3,483
Thereafter	23,652	732	24,384
Total	$34,645	$6,590	$41,235

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

Interest rates under the Mortgage Loan were 1.1% and 1.4% at October 31, 2009 and April 30, 2009, respectively. Interest rates under the Term Loan were 1.5% and 1.8% at October 31, 2009 and April 30, 2009, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of October 31, 2009.

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China. The Fixed Assets Loan Agreement provides for a fixed asset loan in the principal amount of Chinese Yuan 159.0 million, which is equal to approximately $23.3 million (the “Construction Loan”). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. Subsequently, on August 27, 2009, the Construction Loan was approved by the Chinese government and the final loan amount was modified to Chinese Yuan 140.0 million or approximately $20.5 million. As of October 31, 2009, the Company borrowed Chinese Yuan 45.0 million, or approximately $6.6 million, under the Construction Loan. The Company is scheduled to draw down the remaining $13.9 million by December 2011. The Construction Loan matures on June 30, 2016.

Interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.3% at October 31, 2009. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of October 31, 2009.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Lines of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At October 31, 2009 and April 30, 2009, there were no borrowings outstanding under these facilities.

Derivative Instruments and Hedging Activities

As indicated above, the Company holds two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The Company utilizes the swaps to reduce the effect of interest rate variability on the two loans’ interest payments. The Company has not designated the two interest rate swaps as hedging instruments. Consequently, the Company remeasures the two interest rate swaps at fair value at each balance sheet date, and immediately recognizes any changes to the fair values in earnings. On the balance sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses.

The table below presents the location of the swaps on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Location of amounts recognized in Condensed Consolidated Statements of Operations and amount of gains (losses):
Other income (expense), net	$(236)	$(598)	$645	$(165)

	October 31,	April 30,
	2009	2009
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$3,818	$4,463

Note 9 — Net Income (Loss) Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

Basic net income (loss) per share attributable to OmniVision common stockholders is computed by dividing net income (loss) attributable to OmniVision by the weighted average number of common shares outstanding during the period.

Diluted net income per share attributable to OmniVision common stockholders is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three months ended October 31, 2009, 11,012,000 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive. For the six months ended October 31, 2009, the Company excluded all options and restricted stock units outstanding as the Company recorded a net loss of $1.8 million. For the three months ended October 31, 2008, the Company excluded all options and restricted stock units outstanding as the Company recorded a net loss of $5.3 million. For the six months ended October 31, 2008, 12,261,000 shares of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

The Company takes into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. Through October 31, 2009, SOI issued options to various of its employees exercisable for 3,300,000 shares of its common stock. In the calculation of its earnings per share for the three and six months ended October 31, 2009 and 2008, the Company included the effect of SOI’s options in its consolidated earnings per share, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008 (1)	2009	2008 (1)
Basic:
Numerator:
Net income (loss) attributable to OmniVision Technologies, Inc.	$8,084	$(5,308)	$(1,772)	$920

Denominator:
Weighted average common shares for net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	50,763	50,754	50,668	51,006

Basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0.16	$(0.10)	$(0.03)	$0.02

Diluted:
Numerator:
Net income (loss) attributable to OmniVision Technologies. Inc.	$8,084	$(5,308)	$(1,772)	$920

Denominator:
Denominator for basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	50,763	50,754	50,668	51,006
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	1,006	—	—	585
Weighted average common shares for diluted net income (loss) per share	51,769	50,754	50,668	51,591

Diluted net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0.16	$(0.10)	$(0.03)	$0.02

(1)   As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Note 10 — Fair Value Measurements

The authoritative guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of October 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$89,244	$89,244	$—	$—
Certificates of deposit	6,795	—	6,795	—
Debt securities issued by U.S. government and U.S. government agencies	43,307	—	43,307	—
Corporate debt securities/commercial paper	5,291	—	5,291	—
Total assets	$144,637	$89,244	$55,393	$—
Interest rate swaps	$(3,818)	$—	$(3,818)	$—
Total liabilities	$(3,818)	$—	$(3,818)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of October 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$106,582	$89,244	$17,338	$—
Short-term investments	38,055	—	38,055	—
Total assets	$144,637	$89,244	$55,393	$—
Interest rate swaps	$(3,818)	$—	$(3,818)	$—
Total liabilities	$(3,818)	$—	$(3,818)	$—

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three and six months ended October 31, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
OEMs and VARs	53.4%	60.0%	52.1%	59.1%
Distributors	46.6	40.0	47.9	40.9
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
China	$154,027	$129,074	$242,443	$257,100
Malaysia	6,784	12,123	11,136	30,657
United States	883	7,027	1,552	17,271
Taiwan	16,095	11,177	25,817	25,515
All other	5,555	4,534	7,956	7,671
Total	$183,344	$163,935	$288,904	$338,214

The Company’s long-lived assets, including its equity method investments, are located in the following countries (in thousands):

	October 31,	April 30,
	2009	2009
Taiwan	$88,436	$88,814
United States	61,987	65,276
China	57,637	54,166
All other	964	392
Total	$209,024	$208,648

Note 12 — Employee Stock Purchase, Equity Incentive and Stock Option Plans

2007 Equity Incentive Plan

In September 2007, on the recommendation of the Company’s board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company’s common stock on the date of grant. With the approval of the Company’s stockholders in September 2009, the Company modified certain terms of the 2007 Plan. Under the modified 2007 Plan, the Company’s stock option awards generally have a maximum contractual term of seven years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. The 2007 Plan also covers grants of equity-based compensation to the Company’s directors.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

The Company’s equity incentive and stock-based compensation plans as of October 31, 2009 are summarized as follows (in thousands):

		Shares		Restricted	Performance
	Shares	Available	Options	Stock Units	Shares
Name of Plan	Authorized	for Grant	Outstanding	Outstanding	Outstanding
1995 Stock Plan	—	—	—	—	—
2000 Stock Plan	—	—	11,721	—	—
2000 Director Option Plan	—	—	287	—	—
2007 Plan	6,000	2,622	973	1,046	—
Total	6,000	2,622	12,981	1,046	—

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”) was adopted by the board of directors in July 2009 and was approved by the stockholders of the Company in September 2009. The 2009 Purchase Plan will replace the Company’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) in December 2009. The board of directors has reserved a total of 2,500,000 shares of common stock for issuance under the 2009 Purchase Plan. Each offering period under the 2009 Purchase Plan will have a duration of approximately 24 months, commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the period ending 24 months later. Each offering period will generally consist of four six-months purchase periods in which shares may be purchased on a participant’s behalf. The purchase price will be 85% of the lesser of the fair market value of the common stock on the first trading day of the offering period or on the last day of the purchase period. If the fair market value of the common stock on the last day of the purchase period is lower than the fair market value of the common stock on the enrollment date of the associated offering period, all participants in such offering period will automatically be rolled over to the immediately following offering period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The first offering period under the 2009 Purchase Plan will begin on December 1, 2009.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Stock-Based Compensation Award Activity

The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the six months ended October 31, 2009:

		Options Outstanding		Restricted Stock Units Outstanding	Performance Shares Outstanding	Restricted Stock Units and Performance Shares
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
Balance at April 30, 2009	4,376	13,501	$17.98	520	—	$11.37
Stock options granted	(413)	413	10.41	—	—	—
Stock options exercised	—	(148)	8.76	—	—	—
Stock options expired or forfeited	21	(785)	16.41	—	—	—
Restricted stock units granted (1)	(1,460)	—	—	732	—	10.47
Restricted stock units exercised (1)	—	—	—	(157)	—	11.92
Restricted stock units expired or forfeited (1)	98	—	—	(49)	—	10.55
Performance shares granted (1) (2)	—	—	—	—	—	—
Performance shares expired or forfeited (1) (2)	—	—	—	—	—	—
Balance at October 31, 2009 — shares available for grant	2,622	—	—	—	—	—
Balance at October 31, 2009 — options		12,981	17.94	—	—	—
Balance at October 31, 2009 — restricted stock units	—	—	—	1,046	—	10.70
Balance at October 31, 2009 — performance shares	—	—	—	—	—	—
Exercisable at October 31, 2009	—	10,640	18.38	—	—	—
Vested and expected to vest at October 31, 2009 — options	—	12,817	$18.00	—	—	—
Vested and expected to vest at October 31, 2009 — restricted stock units	—	—	—	850	—	$10.70
Vested and expected to vest at October 31, 2009 — performance shares	—	—	—	—	—	$—

(1)   Shares subject to awards granted for less than fair market value on the date of grant count against the share reserve as two shares for every one share subject to such an award. When a share is returned to the plan, two shares will be credited back to the reserve. With the approval of the Company’s stockholders in September 2009, the Company modified certain terms of the 2007 Plan. Specifically, for restricted stock units granted after September 2009, the grant will count against the share reserve as 1.6 shares for every one share granted. When a share is returned to the plan which was granted after September 2009, 1.6 shares will be credited back to the reserve.

(2)   Represents targeted issuance. The actual number of shares of common stock that will be issued in connection with the performance shares will be determined at the end of a one-year performance period.

The total intrinsic value of options exercised during the three and six months ended October 31, 2009 was $0.6 million and $0.9 million, respectively. The total intrinsic value of restricted stock units vested during the three and six months ended October 31, 2009 was $116,000 and $1.7 million, respectively. The total intrinsic value of options exercised during the three and six months ended October 31, 2008 was $78,000 and $486,000, respectively. Total cash received from employees as a result of employee stock option exercises during the three and six months ended October 31, 2009 was approximately $1.2 million and $1.3 million, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

As of October 31, 2009, net of forfeitures, there was $15.6 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.8 years. As of October 31, 2009, net of forfeitures, there was $9.0 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.4 years. For the Company’s 2000 Purchase Plan, as of October 31, 2009, there was $90,000 of unrecognized compensation expense which the Company expects to recognize over a weighted average period of 0.1 years. As of April 30, 2009, net of forfeitures, there was $23.5 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.8 years. As of April 30, 2009, net of forfeitures, there was $4.0 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.4 years. For the 2000 Purchase Plan, as of April 30, 2009, there was $1.8 million of unrecognized compensation cost which the Company expected to be recognized over a weighted average period of 0.8 years. The Company’s current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

Valuation Assumptions

The authoritative guidance for stock-based compensation requires companies to estimate the fair value of stock-based compensation awards on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statements of Operations.

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

The fair value for these options was estimated using the Black-Scholes option pricing model. The Company did not grant any employee options in the three months ended October 31, 2009. The per share weighted average estimated grant date fair value for employee options granted was $4.49 in the six months ended October 31, 2009. The Company did not grant any employee options in the three months ended October 31, 2008. The per share weighted average estimated grant date fair value for employee options granted was $5.27 in the six months ended October 31, 2008. The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three six months ended October 31, 2009 and 2008:

	Employee Stock Option Plans
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Risk-free interest rate	—%	—%	2.00%	3.11%
Expected term of options (in years)	—	—	4.2	4.0
Expected volatility	—%	—%	56.0%	48.2%
Expected dividend yield	—%	—%	0%	0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2009 was $2.28 and $2.14, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2000 Purchase Plan during the three and six months ended October 31, 2008 was $5.97 and $5.77, respectively.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the 2000 Purchase Plan:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Risk-free interest rate	1.90%	2.21%	1.90%	3.90%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	56.0%	49.2%	56.0%	42.8%
Expected dividend yield	0%	0%	0%	0%

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

Note 13 — Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the six months ended October 31, 2009 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2009	$403,159
Employee stock-based compensation	12,201
Employee stock purchase plan	2,321
Exercise of common stock options	1,289
Withholding tax deduction on restricted stock units	(53)
Balance at October 31, 2009	$418,917

Note 14 — Treasury Stock

In June 2005, the Company’s board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company’s common stock. At the time that the program expired in June 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

In February 2007, the Company’s board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program. As of October 31, 2009, the Company had cumulatively repurchased 6,671,000 shares of its common stock under this open-market program for an aggregate cost of approximately $99.1 million. The Company did not repurchase any additional shares after October 31, 2009, and the Company’s board of directors ended the program in November 2009.

Note 15 — Income Taxes

The Company recorded a provision for income taxes of approximately $1.0 million and a benefit from income taxes of $1.5 million for the three months ended October 31, 2009 and 2008, respectively, resulting in effective tax rates of 10.8% and 21.1% for the respective periods. The Company excluded from the current fiscal year’s overall estimation of the annual effective tax rate one jurisdiction with losses for which no benefit can be realized. During the three months ended October 31, 2009, the Company accrued an additional $0.4 million of interest related to the Company’s unrecognized tax benefits.

On September 3, 2009, one of the foreign jurisdictions in which the Company operates published new legislation that changed the computation of income attributable to that jurisdiction. This new legislation does not affect the Company’s computation of unrecognized tax benefits and has no impact on the Company’s financial position, results of operations and cash flows.

Note 16 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”) which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. Construction of the facilities on the land has commenced and according to the Purchase Agreement, construction must be completed by June 30, 2010. The Company may use the land solely for the purposes of industrial use and/or scientific research. As of October 31, 2009, the Company has already contributed $15.6 million of an estimated $33.7 million total investment. The remaining investment amount will be financed via the Construction Loan. (See Note 8.)

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology, Co. Ltd, a new wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of October 31, 2009, the Company had contributed $1.5 million, as required under the terms of its capital commitment. The Company is required to contribute the remaining $8.5 million of a $10.0 million commitment by October 2010.

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

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

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

The parties have reached a global settlement of the coordinated litigation.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors are seeking to appeal.  If for any reason the settlement does not become effective, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants, including the Company, and the motion to dismiss with prejudice, filed by all of the underwriter defendants. The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit, which remains pending. In accordance with the briefing schedule set by the Ninth Circuit on August 18, 2009, plaintiff filed her opening brief on August 26, 2009. On October 2, 2009, the underwriter defendants/appellees/cross-appellants filed their answering brief, and the moving issuers/appellees filed their principal brief as well.  Plaintiff/appellant/cross-appellee filed her response and reply briefs on November 2, 2009.  The Ninth Circuit Court of Appeals has not set a hearing date. No discovery has taken place.

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

For the Three and Six Months Ended October 31, 2009 and 2008

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

The Company paid ImPac approximately $4.1 million and $5.5 million for manufacturing services for the three and six months ended October 31, 2009, respectively. For the three and six months ended October 31, 2008, the Company paid ImPac approximately $3.2 million and $5.9 million, respectively, for manufacturing services. During fiscal 2008, the Company loaned $1.3 million to ImPac for the purpose of expanding its manufacturing capacities for a term of one year, which has been extended upon mutual consent of the parties for one year. The loan is fully collateralized by assets held by ImPac. During the three months ended October 31, 2009, ImPac repaid the loan amount in full. In August 2008, the Company entered into an additional agreement with ImPac under which the Company agreed to place certain manufacturing equipment with ImPac on a consignment basis for a period of up to five years.

For the three and six months ended October 31, 2009, the Company paid $19.5 million and $30.5 million, respectively, to VisEra for color filter and other manufacturing services. For the three and six months ended October 31, 2008, the Company paid $19.3 million and $36.4 million, respectively, to VisEra for color filter and other manufacturing services.

For the three and six months ended October 31, 2009, the Company did not make any payments to WLCSP for chip scale packaging services. For the three and six months ended October 31, 2008, the Company paid zero and $433,000, respectively, to WLCSP for such services.

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged with related parties in the three and six months ended October 31, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
SOI transactions with:
ImPac:
Purchases of manufacturing services	$120	$204	$240	$501
Balance payable at period end, net	35	123	35	123
PSC:
Purchases of wafers	181	833	272	1,869
Rent and other services	7	19	26	35
Balance payable at period end, net	8	152	8	152
VisEra:
Purchases of manufacturing services	38	—	102	—
Balance payable at period end	—	—	—	—

VisEra transactions with:
TSMC:
Sales to TSMC	303	444	572	1,102
Balance receivable at period end, net	169	245	169	245
SOI:
Sales to SOI	38	—	102	—
Balance receivable at period end	$—	$—	$—	$—

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2009 and 2008

(unaudited)

Note 18 — Subsequent Events

The Company evaluated events that occurred subsequent to October 31, 2009, for recognition or disclosure in the Company’s financial statements. The Company performed its subsequent event review through December 10, 2009, the date these financials were issued.

At the Company’s annual meeting of stockholders held on September 24, 2009, the stockholders of the Company approved a one-time stock option exchange program for employees to exchange eligible stock options for restricted stock units. Under the option exchange program, eligible employees may exchange their outstanding options granted before November 1, 2008 under the Company’s 2000 Stock Plan or the 2007 Plan with an exercise price greater than or equal to $23.01 per share, for new restricted stock units. The Company will issue one restricted stock unit for every 3.4 stock options tendered for exchange. The vesting schedule for these restricted stock units will be determined by the remaining vesting period of the exchanged options. The option exchange program commenced on November 18, 2009, and will expire on December 16, 2009, unless extended by the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in market interest rates, the geographic distribution of our sales and end users of our products and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth under the caption “Item 1A. Risk Factors,” beginning on page 47 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In May 2008, we announced a new approach to CMOS image sensor design we call OmniBSI™ technology. OmniBSI technology is based on an idea called back side illumination, or BSI. Our first OmniBSI product, an 8-megapixel image sensor, is built using an advanced 1.4 µm pixel. We believe we are the first image sensor company to announce a viable process for the mass production of BSI sensors.

All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. With our OmniBSI architecture, the image sensor receives light through the back side of the chip. As a result, there is no metal wiring to block the image light, and the entire backside of the image sensor can be photo-sensitive. Not only does this enable us to produce a superior image, it also permits the front of the chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality. Capturing light on the back side of the image sensor also allows us to reduce the distance the light has to travel to the pixels, and thus provide a wider angle of light acceptance. Widening the angle of acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera.

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

In August 2009, we introduced the OV2710, a 1/3-inch 2-megapixel image sensor with 3 µm OmniPixel3-HS pixels. The OV2710 is a native 1080p HD image sensor with a low-light performance of 3,300 mV/(Lux-sec), dark current of 20 mV/sec and a dynamic range of 72dB. This allows the OV2710 to operate in low-light situations down to 15 lux and below, enabling it to deliver high-end video conferencing and recording capabilities in a wide variety of applications including notebooks, netbooks, PC cameras, digital video camcorders, DSCs, mobile phones and other ultra portable devices.

In September 2009, we introduced the OV2715, a 1/3-inch 1080p HD image sensor with OmniPixel3-HS pixels. The OV2715 is designed for the mainstream IP camera and HD closed caption television markets. It offers the HD video format with a display resolution of 1920 x 1080 pixels, and operates at 30 FPS.

In October 2009, we introduced the OV7675, a 1/9-inch VGA image sensor with 2.5 µm OmniPixel3-HS pixels. This image sensor is designed for the entry-level and mainstream mobile phone markets. The OV7676’s small form factor also enables ultra-thin camera modules that notebook, netbook and webcam manufacturers require. This device has a low-light sensitivity of 1,800 mV/(Lux-sec) and is capable of operating at 30 FPS in full resolution.

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

We initially accounted for our investment in VisEra under the equity method. Between August 1, 2005 and December 31, 2006, VisEra was considered a variable interest entity, or VIE, and we were the primary beneficiary, as defined under the accounting guidance for consolidating VIEs. Accordingly, we consolidated VisEra’s operating results. On January 1, 2007, VisEra ceased to meet the definition of a VIE. Consequently, we deconsolidated VisEra on January 1, 2007, and has accounted for our investment in VisEra under the equity method. See Note 5 — “Long-Term Investments” and Note 17 — “Related Party Transactions” to our condensed consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Joint Venture with Powerchip Semiconductor Corporation

In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish Silicon Optronics, Inc., or SOI, a joint venture in Taiwan. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of our legacy products. Toward the end of fiscal 2009, SOI began to investigate the market potential of touch panels that track touches with optical sensors. These devices compete with the current resistive and capacitive touch panels. We contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. As of October 31, 2009, we owned 43.9% of SOI. See Note 6 — “Consolidated Affiliate — Silicon Optronics, Inc.” and Note 17 — “Related Party Transactions” to our condensed consolidated financial statements.

Capital Resources

As of October 31, 2009, we held approximately $315.9 million in cash and cash equivalents and approximately $38.1 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

In June 2005, our board of directors authorized us to use up to $100.0 million of our available cash under an open-market program to repurchase our common stock. At the expiration of the program in June 2006, we had cumulatively repurchased 5,870,000 shares of our common stock for an aggregate cost of approximately $79.6 million.

In February 2007, our board of directors approved an additional stock repurchase program that provides for the repurchase of up to $100.0 million of our outstanding common stock. As of October 31, 2009, we had cumulatively repurchased 6,671,000 shares of our common stock under this open-market program for an aggregate cost of approximately $99.1 million. Our board of directors ended this program in November 2009. See Note 14 — “Treasury Stock” to our condensed consolidated financial statements.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image-sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

Within the past twelve months, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment and commercial banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sell our products have reduced spending in response to the tightening of lending standards by financial institutions, negative financial news and the continued uncertainty in the global economy. This has negatively affected demand for all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors also decreased relative to the prior year levels. This decrease in demand has had a significant impact on our revenues, results of operations and cash flows and overall business.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We saw early signs suggesting that some major economies are returning to positive growth. However, it is uncertain whether the current resumption of economic growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition and results of operations and cash flows could be further materially and adversely affected.

Market Environment

We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and webcam market, the DSC market, the security and surveillance market, the entertainment market, and the automotive and medical markets.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 1.5 billion image sensors, including approximately 145 million in the three months ended October 31, 2009. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. Recently, with the improvement in our business during the second fiscal quarter of 2010, we believe the historical seasonal cycle to our business has returned.

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

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. Also, we recently introduced our new CameraCube products. Depending on the adoption rate and unit volume, we believe these products may partially mitigate the rate of ASP decline. In order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin will decline.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as unexpected back-end yield problems. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. Given the current economic uncertainty, the visibility of our business outlook is extremely limited and forecasting is even more difficult than under normal market conditions. As a result, it is possible that we could suffer from shortages for certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be excess to expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently, they have a favorable impact on gross margins.

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

In addition, we recognize revenue from the performance of services to a limited number of our customers, under either the completed-contract or the percentage-of-completion methods. The percentage-of-completion method of accounting is used for cost reimbursement-type contracts, where revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. The amount of service-related revenue has not been material in any of the periods presented. At SOI, we recognize the limited amount of SOI-related service revenue on a completed-contract basis.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.0	75.0	76.6	74.9
Gross margin	24.0	25.0	23.4	25.1

Operating expenses:
Research, development and related	10.3	14.2	12.9	12.9
Selling, general and administrative	8.9	10.3	10.5	10.1
Goodwill impairment	—	4.6	—	2.2
Total operating expenses	19.2	29.1	23.4	25.2

Income (loss) from operations	4.8	(4.1)	—	(0.1)
Interest income (expense), net	(0.1)	0.3	(0.2)	0.5
Other income (expense), net	0.1	(0.5)	0.3	(0.2)
Income (loss) before income taxes	4.8	(4.3)	0.1	0.2

Provision for (benefit from) income taxes	0.5	(0.9)	0.7	—
Net income (loss)	4.3	(3.4)	(0.6)	0.2
Net loss attributable to noncontrolling interest	(0.1)	(0.2)	—	(0.1)
Net income (loss) attributable to OmniVision Technologies, Inc.	4.4%	(3.2)%	(0.6)%	0.3%

Three Months Ended October 31, 2009 as Compared to Three Months Ended October 31, 2008

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products for use in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues for the three months ended October 31, 2009 increased by 11.8% to approximately $183.3 million from $163.9 million for the three months ended October 31, 2008. The increase in revenues was due to an increase in unit sales of our image-sensor products in nearly all product categories, which more than offset a 23% decrease in our ASPs.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended October 31, 2009 than in the prior-year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended October 31, 2009 and 2008:

	Three Months Ended
	October 31,
	2009	2008
OEMs and VARs	53.4%	60.0%
Distributors	46.6	40.0
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended October 31, 2009, one OEM customer accounted for 10.3% of our revenues. In the three months ended October 31, 2008, two OEM customers accounted for approximately 11.3% and 10.2% of our revenues. For the three months ended October 31, 2009 and 2008, no other OEM or VAR customer accounted for 10% or more of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Distributors.   In the three months ended October 31, 2009, one distributor customer accounted for approximately 27.5% of our revenues. In the three months ended October 31, 2008, one distributor customer accounted for approximately 26.2% of our revenues. For the three months ended October 31, 2009 and 2008, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2009 and 2008:

	Three Months Ended
	October 31,
	2009	2008
Domestic sales	0.5%	4.3%
Foreign sales	99.5	95.7
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended October 31, 2009 decreased to 24.0% from 25.0% for the three months ended October 31, 2008. The year-over-year decrease in gross margin reflected a general price decline as a result of usual competitive pressures, and an unfavorable mix shift between VGA and 1-megapixel products. The year-over-year decrease was partially offset by the decline in the write-down of inventories which totaled approximately $6.4 million during the three months ended October 31, 2009, as compared to $9.2 million in the similar prior year period, and the increase in the sales of previously written-down products in the three months ended October 31, 2009 which totaled $4.1 million, as compared to $1.1 million during the same period in the prior fiscal year. We recorded approximately $0.6 million in stock-based compensation expense to cost of revenues during the three-month period ended October 31, 2009, as compared to approximately $0.7 million in the similar prior year period.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Because the number of new designs we release to the foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. Research, development and related expenses for the three months ended October 31, 2009 decreased to approximately $18.9 million from approximately $23.2 million for the three months ended October 31, 2008. As a percentage of revenues, research, development and related expenses for the three months ended October 31, 2009 and 2008 represented 10.3% and 14.2%, respectively.

The decrease in research, development and related expenses of approximately $4.3 million, or 18.7%, for the three months ended October 31, 2009 from the similar period in the prior year resulted primarily from a $2.0 million decrease in non-recurring engineering expenses related to new product development, a $0.7 million decrease in salary and payroll-related expenses, a $0.6 million decrease in patent-related legal expenses, a $478,000 decrease in stock-based compensation expense, a $307,000 decrease in office and facility expenses and a $210,000 decrease in travel-related expenses. We anticipate that research, development and related expenses will increase slightly as we develop and introduce new products, including those employing our CameraCube and OmniBSI technologies and as we develop other new technologies related to image sensors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended October 31, 2009 decreased to approximately $16.2 million from $16.9 million for the three months ended October 31, 2008. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2009 and 2008 represented 8.9% and 10.3%, respectively.

The decrease in selling, general and administrative expenses of approximately $0.7 million, or 4.0%, for the three months ended October 31, 2009 from the similar period in the prior year resulted primarily from a $0.7 million decrease in fees for outside services, a $411,000 decrease in facility and office expenses, a $357,000 decrease in marketing expenses, a $333,000 decrease in travel-related expenses and a $233,000 decrease in stock-based compensation expense, partially offset by a $0.7 million increase in salary and payroll-related expenses, and a $0.6 million increase in legal expenses. We anticipate that our selling, general and administrative expenses may remain unchanged as we continue to control discretionary expenditures.

Interest Income (Expense), Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income (expense), net, declined to an interest expense, net, of approximately $244,000 for the three months ended October 31, 2009 from interest income, net, of $478,000 in the prior year period. The $0.7 million decline in interest income (expense), net, resulted from a $0.8 million reduction in interest income and a $114,000 reduction in interest expense primarily associated with long-term borrowings for the three months ended October 31, 2009 as compared to the corresponding period in the prior year. The decline in interest income was the result of lower interest rates on interest-bearing accounts than in the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net, for the three months ended October 31, 2009 totaled $223,000. Other income (expense), net, for the three months ended October 31, 2009 included a $317,000 gain that represented our portion of the net income recorded by ImPac Technology Co., Ltd., or ImPac, and a $245,000 gain, that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, both of which we account for under the equity method of accounting, partially offset by a $235,000 loss on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property. Other income (expense), net, for the three months ended October 31, 2008 included a $0.6 million loss on the interest rate swap agreements related to the mortgage on our Santa Clara Property, a $0.7 million exchange loss, and a $140,000 loss that represented our portion of the net loss recorded by ImPac, partially offset by our $405,000 portion of the net income recorded by WLCSP.

Provision for Income Taxes

We generated approximately $8.9 million in income before income taxes and $7.1 million in loss before income taxes for the three months ended October 31, 2009 and 2008, respectively. We recorded a provision for income taxes of approximately $1.0 million and a benefit from income taxes of $1.5 million for the three months ended October 31, 2009 and 2008, respectively, resulting in effective tax rates of 10.8% and 21.1% for the respective periods.

Our quarterly income taxes reflect an estimate of the effective tax rate for the fiscal year and include, when applicable, the impact of discrete tax items. We excluded from the current fiscal year’s overall estimation of the annual effective tax rate one jurisdiction with losses for which no benefit can be realized.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the three months ended October 31, 2009 and 2008 was $166,000 and $287,000, respectively, which represents the 56.1% interest that we did not own in the net loss of SOI.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Six Months Ended October 31, 2009 as Compared to Six Months Ended October 31, 2008

Revenues

Revenues for the six months ended October 31, 2009 decreased by 14.6% to approximately $288.9 million from $338.2 million for the six months ended October 31, 2008. The decrease in revenues was due to a decline in our ASPs.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2009 and 2008:

	Six Months Ended
	October 31,
	2009	2008
OEMs and VARs	52.1%	59.1%
Distributors	47.9	40.9
Total	100.0%	100.0%

OEMs and VARs.   In the six months ended October 31, 2009, one OEM customer accounted for approximately 11.8% of our revenues. In the six months ended October 31, 2008, two OEM customers each accounted for approximately 10.7% of our revenues. For the six months ended October 31, 2009 and 2008, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the six months ended October 31, 2009, one distributor customer accounted for approximately 27.9% of our revenues. In the six months ended October 31, 2008, one distributor customer accounted for approximately 24.1% of our revenues. For the six months ended October 31, 2009 and 2008, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2009 and 2008:

	Six Months Ended
	October 31,
	2009	2008
Domestic sales	0.5%	5.1%
Foreign sales	99.5	94.9
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the six months ended October 31, 2009 was 23.4%, a decrease from 25.1% for the six months ended October 31, 2008. The principal contributor to the year-over-year decrease in gross margin was a decline in our ASPs. In the six months ended October 31, 2009, we recorded approximately $1.4 million in stock-based compensation expense to cost of revenues, as compared to $1.6 million in the six months ended October 31, 2008.

Revenue from sales of previously written-down products in the six months ended October 31, 2009 was $6.3 million, as compared to $3.6 million during the same period in the prior fiscal year. In the six months ended October 31, 2009, we recorded an allowance for excess and obsolete inventory totaling $10.1 million to cost of revenues as compared to $11.6 million during the same period in the prior fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Research, Development and Related Expenses

Research, development and related expenses for the six months ended October 31, 2009 decreased to approximately $37.3 million from approximately $43.5 million for the six months ended October 31, 2008. As a percentage of revenues, research, development and related expenses for both the six months ended October 31, 2009 and 2008 represented 12.9%, respectively.

The decrease in research, development and related expenses of approximately $6.2 million, or 14.3%, for the six months ended October 31, 2009 from the similar prior year period resulted primarily from a $2.9 million decrease in non-recurring engineering expenses related to new product development, a $1.0 million decrease in patent-related expenses, a $0.9 million decrease in stock-based compensation expense, a $0.7 million decrease in salary and payroll-related expenses, a $418,000 decrease in travel-related expenses and a $399,000 decrease in office and facility expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended October 31, 2009 decreased to approximately $30.4 million from $34.3 million for the six months ended October 31, 2008. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2009 and 2008 represented 10.5% and 10.1%, respectively.

The decrease in selling, general and administrative expenses of approximately $3.9 million, or 11.4%, for the six months ended October 31, 2009 from the similar period in the prior year resulted primarily from a $1.8 million decrease in fees for outside services, a $0.8 million decrease in office and facility expenses, a $0.8 million decrease in commissions paid primarily to distributors and sales representatives, a $0.7 million decrease in travel-related expenses, a $0.6 million decrease in stock-based compensation expense, and a $477,000 decrease in marketing expenses, partially offset by a $1.0 million increase in legal expenses related to patent defense and a $0.5 million increase in depreciation expenses.

Goodwill Impairment

During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in our market capitalization and the then-existing global economic downturn, we concluded that there were sufficient factual circumstances for interim impairment analyses. Based on the analyses, we recorded a non-cash goodwill impairment charge of $7.5 million, or 2.2% of revenues, which we included in “Goodwill impairment” for the six months ended October 31, 2008.

Interest Income (Expense), Net

Interest income (expense), net, for the six months ended October 31, 2009 declined to an interest expense, net, of approximately $448,000 from interest income, net, of $1.8 million for the six months ended October 31, 2008. The reduction in interest income (expense), net, for the six months ended October 31, 2009 as compared to the corresponding period in the prior year was the result of a $1.8 million reduction in interest income and a $433,000 increase in interest expense associated with long-term borrowings.

Other Income (Expense), Net

Other income (expense), net, for the six months ended October 31, 2009 totaled $0.8 million. Other income (expense), net, for the six months ended October 31, 2009 included a $0.7 million gain, representing our portion of the net income recorded by WLCSP, a $0.6 million gain on interest rate swap agreements related to the mortgage on the Santa Clara Property, partially offset by a $0.6 million loss that represented our portion of the net loss recorded by ImPac. Other income (expense), net, for the six months ended October 31, 2008 totaled $(0.8 million). Other income (expense), net, for the six months ended October 31, 2008 included a $0.8 million exchange loss, a $0.5 million loss that represented our portion of the net loss recorded by ImPac and a $165,000 loss on interest rate swap agreements related to the mortgage on the Santa Clara Property, partially offset by our $412,000 portion of the net income recorded by WLCSP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Provision for Income Taxes

We generated $321,000 and $447,000 in income before income taxes for the six months ended October 31, 2009 and 2008, respectively. We recorded a provision for income taxes of approximately $2.1 million and a benefit from income taxes of approximately $81,000 for the six months ended October 31, 2009 and 2008, respectively, resulting in effective tax rates of 669.5% and (18.1)% for the respective periods.

Our quarterly income taxes reflect an estimate of the effective tax rate for the fiscal year and include, when applicable, the impact of discrete tax items. We excluded from the current fiscal year’s overall estimation of the annual effective tax rate one jurisdiction with losses for which no benefit can be realized.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the six months ended October 31, 2009 and 2008 was $56,000 and $392,000, respectively, which represents the 56.1% interest that we did not own in the net income (loss) of SOI.

Liquidity and Capital Resources

Our principal sources of liquidity at October 31, 2009 consisted of cash, cash equivalents and short-term investments totaling $354.0 million.

Liquidity

Our working capital increased to $401.6 million as of October 31, 2009 as compared to $380.3 million as of April 30, 2009. Our working capital increased as a result of: a $58.1 million increase in cash and cash equivalents primarily due to cash provided by operating activities; a $23.7 million increase in accounts receivable, net, resulting from a revenue increase of $94.3 million for the three months ended October 31, 2009 from the three months ended April 30, 2009; and a $21.1 million increase in short-term investments. These increases in working capital were partially offset by: a $56.3 million increase in accounts payable resulting from an increase in production activities; a $12.8 million decrease in inventories; a $8.8 million increase in accrued liabilities; a $2.6 million increase in income taxes payable; and a $2.2 million increase in deferred revenue, less cost of revenue.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of October 31, 2009, the principal amounts outstanding under the Mortgage Loan and Term Loan were $26.1 million and $8.5 million, respectively.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered in to a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million, or the Construction Loan. As of October 31, 2009, we borrowed approximately $6.6 million under the Construction Loan.

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At October 31, 2009 and April 30, 2009, there were no borrowings outstanding under these facilities.

Cash Flows from Operating Activities

For the six months ended October 31, 2009, net cash provided by operating activities totaled approximately $75.1 million as compared to $42.1 million for the corresponding period in the prior year. The principal components of the current year amount were: a net loss of approximately $1.8 million for the six months ended October 31, 2009; adjustments for non-cash charges of $12.2 million in stock-based compensation, $11.7 million in depreciation and amortization, $10.1 million in write-down of inventories, $1.4 million of gain in equity investments and $0.6 million from gain on interest rate swaps; a $53.7 million increase in accounts payable; a $7.7 million decrease in inventories; a $4.0 million increase in income taxes payable; a $3.0 million increase in accrued expenses and other current liabilities and a $2.2 million increase in deferred revenues, less cost of revenues. These increases were partially offset by: a $23.7 million increase in accounts receivable, net; a $1.3 million increase in deferred income taxes and a $1.0 million decrease in deferred tax liabilities. The $23.7 million increase in accounts receivable, net, reflects the increased level of revenues during the six months ended October 31, 2009, partially offset by faster collection, as reflected in days of sales outstanding which declined to 34 days as of October 31, 2009 from 44 days as of April 30, 2009. The $7.7 million decrease in inventories resulted in an increase in annualized inventory turns to 6.0 as of October 31, 2009 from 2.8 as of April 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

For the six months ended October 31, 2008, net cash provided by operating activities totaled approximately $42.1 million. The principal components of the current year amount were: net income of approximately $0.5 million for the six months ended October 31, 2008; adjustments for non-cash charges of $13.9 million in stock-based compensation, $11.6 million in write-down of inventories; $9.2 million in depreciation and amortization; $7.5 million in goodwill impairment charges; $1.2 million of gains in equity investments and a $21.3 million increase in accounts payable; a $4.9 million decrease in accounts receivable, net; a $4.5 million increase in deferred income. These increases were partially offset by: a $21.9 million increase in inventories; a $2.6 million increase in refundable and deferred income taxes; a $2.3 million increase in prepaid expenses and other assets; a $1.8 million decrease in accrued expenses and other current liabilities; a $1.2 million decrease in income taxes payable and a $1.0 million decrease in deferred tax liabilities. The $4.9 million decrease in accounts receivable, net, reflects the lower level of revenues during the six months ended October 31, 2008, with the days of sales outstanding remaining unchanged at 56 days as of October 31, 2008 and April 30, 2008. The $21.9 million increase in inventories resulted in a decrease in annualized inventory turns to 3.9 as of October 31, 2008 from 4.3 as of April 30, 2008.

Cash Flows From Investing Activities

For the six months ended October 31, 2009, our cash used in investing activities totaled $25.5 million as compared to approximately $14.9 million for the corresponding period in the prior year, due to $21.2 million in net purchases of short-term investments and $4.3 million in purchases of property, plant and equipment. For the six months ended October 31, 2008, our cash used in investing activities totaled $14.9 million, due primarily to: $21.3 million in purchases of property, plant and equipment and $1.4 million in a long-term investment in ImPac, partially offset by $7.8 million in net sales of short-term investments.

Cash Flows From Financing Activities

For the six months ended October 31, 2009, net cash provided by financing activities totaled approximately $8.4 million as compared to net cash used by financing activities of $5.6 million during the corresponding period in the prior year. This change was due to $6.6 million in borrowings and $3.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, partially offset by $1.8 million used to repay long-term borrowings. For the six months ended October 31, 2008, net cash used in financing activities totaled approximately $5.6 million. This was primarily due to $12.9 million in repurchases of our common stock, partially offset by $4.8 million in proceeds from net long-term borrowings and $2.7 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan.

Capital Commitments and Resources

Over the next two years, we expect to invest a total of approximately $33.7 million in OTC, of which we have already contributed $15.6 million. The funding requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a concomitant commitment to spend approximately $33.7 million to develop the land. The remainder of our capital commitments to OTC will be financed via the Construction Loan. See Note 16 — “Commitments and Contingencies” to our condensed consolidated financial statements.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements and capital investment at OTC, we expect our capital requirements totaling approximately $10.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, and Shanghai OmniVision Semiconductor Technology, Co. Ltd, or OST. We formed OST during the three months ended October 31, 2008, for the purpose of expanding our testing capabilities in Shanghai, China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 31, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			Less than			More than
	Total		1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$11,182		$5,121	$5,330	$731	$—
Debt obligations	41,235	(1)	3,554	8,072	5,501	24,108
Noncancelable orders	83,521		83,521	—	—	—
Total contractual obligations	135,938		92,196	13,402	6,232	24,108

Other Commercial Commitments:
OST	8,500	(2)	8,500	—	—	—
Total commercial commitments	8,500		8,500	—	—	—
Total contractual obligations and commercial commitments	$144,438		$100,696	$13,402	$6,232	$24,108

(1)   In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of October 31, 2009, we borrowed approximately $6.6 million under the Construction Loan. See Note 8 —“Borrowing Arrangements” to our condensed consolidated financial statements.

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

As of October 31, 2009, the long-term income taxes payable was $82.7 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of October 31, 2009 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board, or FASB, updated the authoritative guidance for fair value measurements as it pertains to liabilities. The update clarifies what valuation technique a company should use when quoted prices in an active market for an identical liability is not available. We are required to adopt the guidance in our third quarter of fiscal 2010. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management’s best estimate of a standalone selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and we are required to adopt this guidance in our first quarter of fiscal 2012. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

In October 2009, the FASB issued authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. The guidance is effective in fiscal years beginning on or after June 15, 2010, and we are required to adopt this guidance in our first quarter of fiscal 2012. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

As of October 31, 2009, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three and six months ended October 31, 2009 and 2008 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, certificates of deposit, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities and in variable rate demand notes, which have a final maturity date of up to 39 years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of October 31, 2009, we did not hold any auction rate securities or variable rate demand notes.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income (expense), net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and six months ended October 31, 2009.

In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million, or the Construction Loan. During the three months ended October 31, 2009, we borrowed approximately $6.6 million under the Construction Loan. Interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.3% at October 31, 2009. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2010, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and six months ended October 31, 2009.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended October 31, 2009, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have reached a global settlement of the coordinated litigation.  Under the settlement, the insurers will pay the full amount of settlement share allocated to us, and we will bear no financial liability. Our company, as well as our company’s officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors are seeking to appeal.  If for any reason the settlement does not become effective, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no  recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants, including the Company, and the motion to dismiss with prejudice, filed by all of the underwriter defendants. The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit, which remains pending. In accordance with the briefing schedule set by the Ninth Circuit on August 18, 2009, plaintiff filed her opening brief on August 26, 2009.  On October 2, 2009, the underwriter defendants/appellees/cross-appellants filed their answering brief, and the moving issuers/appellees filed their principal brief as well.  Plaintiff/appellant/cross-appellee filed her response and reply briefs on November 2, 2009.  The Ninth Circuit Court of Appeals has not set a hearing date. No discovery has taken place.

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

Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment and commercial banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. The image-sensor market has been negatively impacted by the current global economic environment. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products in response to tighter credit, negative financial news and the continued uncertainty of the global economy. End customer demand has decreased significantly throughout the industry, affecting all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors has also decreased. This decrease in demand has had a significant impact on our revenues, results of operations and overall business. For example, our revenues for the six-month period ended October 31, 2009 were lower than similar historical periods.

These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased pricing pressures, restructuring expenses and associated diversion of management’s attention, excess inventory and increased difficulty in accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities, which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image-sensor manufacturers such as Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image-sensor manufacturers such as Fuji, Kodak, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can, respond more rapidly than we can to changing market opportunities or more easily meet increased demands for their products. In addition, we compete with a large number of smaller CMOS manufacturers including Foveon, PixArt, Pixelplus, Pixim, SETi and SiliconFile. Competition with these and other companies has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image-sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 65% and 60% of our revenues in fiscal 2009 and the six months ended October 31, 2009, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2010 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for mobile phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

Because our foundries provide services to a number of companies, in the event they receive increased orders from us or one or more of the other companies that they service, they may be unable to provide us with the requested quantity of products or may subordinate our request to the requests of other larger companies. If for any reason the foundries are unable to provide a sufficient number of products to us on a timely basis, we may be unable to meet the demands of our customers, which could have a material adverse affect on our revenues and other financial results.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $34.6 million as of October 31, 2009. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our consolidated balance sheets. Also, we have to record their fair value changes in our consolidated statements of operations, in “Other income (expense), net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations from period to period.

Many of the products using our image sensors, such as mobile phones, notebooks, netbooks and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. Historically, demand from OEMs and distributors that serve such consumer product markets has been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. In addition, our gross revenues in our second and third fiscal quarters have typically been comparable. Recently, however, an increase in end-customer demand in North America related to the holiday season accelerated the timing of our customers’ purchases from our third fiscal quarter to our second fiscal quarter. If this trend continues in future years, it could result in the quarter-to-quarter fluctuation of our revenues differing from our historical seasonal cycles.

In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. For example, we believe that the decline in revenues that we experienced in the fourth quarters of fiscal 2007 and 2008 is partly attributable to the fact that in 2007 and 2008 Chinese New Year occurred in mid-February, and manufacturing did not resume in full for several weeks.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. We are continually working to improve our sales forecasting procedures. The current domestic and global economic conditions have made it extremely challenging to accurately predict customer demand because recent demand has decreased and historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often make commitments to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

We depend on the increased acceptance of mass-market image-sensor applications to grow our business and increase our revenues.

Our business strategy depends in large part on the continued growth of various markets into which we sell our image-sensor products, including the markets for mobile phones, notebook and webcams, digital still and video cameras, commercial and security and surveillance applications, entertainment devices, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been, and may continue to be, adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected, and may continue to negatively affect, our business.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. Such a delay, cancellation or reduction could be caused by, among other things, such customers or distributors being materially and adversely affected by the current domestic and global economic conditions. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2009, approximately 59.5% of our revenues came from sales to our top five customers. In addition, in the six months ended October 31, 2009, one OEM customer accounted for approximately 11.8% of our revenues, and one distributor customer accounted for approximately 27.9% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2009, our intangible assets totaled approximately $4.1 million and our long-term investments totaled approximately $87.2 million.

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

As of October 31, 2009, we held cash and cash equivalents totaling $315.9 million, and short-term investments totaling $38.1 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of October 31, 2009, we did not hold any illiquid investments and we have not realized any losses. However, recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate this type of securities at short notice, such liquidation could result in losses of principal.

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

The use of our image sensors in end user products in the medical and automotive industries could result in us being named as a defendant in product liability claims, which could adversely affect our business and reputation.

Our image sensors have been incorporated into certain end user products in the medical and automotive industries, and we expect that they will continue to increase as a percentage of our overall business.  The use of the medical and automotive industry products into which our image sensors are designed could result in an unsafe condition, injury, or even death as a result of, among other factors, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information.  These factors could result in product liability claims seeking damages for personal injury, and we could be named as a defendant in such claims.  Because the outcome of product liability claims is not predictable and is difficult to assess or quantify, we cannot provide assurance that such claims will not materially adversely affect our business or damage the reputation of our products or our company.

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

Our future tax rates and tax payments could be higher than we anticipate and may harm our results of operations.

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

During fiscal 2009 and the six months ended October 31, 2009, approximately 42.0% and 47.9%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2009 and the six-month period ended October 31, 2009. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

Disasters and business interruptions such as earthquakes, water, fire, electrical failure, accidents and epidemics affecting our operating activities, major facilities, and employees’ and customers’ health could materially and adversely affect our operating results and financial condition. In particular, our Asian operations and most of our third party service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within or close to that geographic area, such as the earthquake and flooding that occurred in China, could be extremely disruptive to our business and could materially and adversely affect our operating results and financial condition. We are currently developing and implementing a disaster recovery plan.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through October 31, 2009, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on December 4, 2009 was $12.48 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

We did not repurchase any shares of our common stock in the second quarter of fiscal 2010.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held at our corporate headquarters at 4275 Burton Drive, Santa Clara, California on September 24, 2009 at 10:00 a.m. local time. The results of the matters voted upon were as follows:

1.               To elect two Class III directors to serve until the expiration of their respective three-year term or until their successors are duly elected and qualified.

	Vote
	For	Withheld
Joseph Jeng	40,519,231	3,927,415
Dwight Steffensen	41,460,490	2,986,156

The term of office of directors Xinping (James) He, Shaw Hong and Andrew Wang continued after the annual meeting.

2.               To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2010.

For	Against	Abstained	No Vote
45,507,506	575,223	363,917	—

3.               To approve the 2009 Employee Stock Purchase Plan and reserve 2,500,000 shares for purchase by our eligible employees.

For	Against	Abstained	No Vote
31,156,167	407,103	2,636,387	—

4.               To approve the stock option exchange program for employees and to make certain changes to the Company’s 2007 Equity Incentive Plan.

For	Against	Abstained	No Vote
25,971,999	5,756,161	2,471,497	—

5.               To approve the stock option exchange program for named executive officers.

For	Against	Abstained	No Vote
5,720,485	26,013,251	2,465,921	—

ITEM 6.   EXHIBITS

Exhibit Number	Description
10.26	2007 Equity Incentive Plan (as amended July 30, 2009).
10.34	2009 Employee Stock Purchase Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: December 10, 2009

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: December 10, 2009

	By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.26	2007 Equity Incentive Plan (as amended July 30, 2009).
10.34	2009 Employee Stock Purchase Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.