Form 10-Q
period 2010-01-31
OMNIVISION TECHNOLOGIES INC
filed 2010-03-12
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

At March 8, 2010, 51,447,954 shares of common stock of the registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	January 31,	April 30,
	2010	2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$274,517	$257,808
Short-term investments	68,325	16,973
Accounts receivable, net of allowances for doubtful accounts and sales returns	67,685	43,978
Inventories	109,820	105,024
Refundable and deferred income taxes	5,183	1,092
Prepaid expenses and other current assets	7,562	7,779
Total current assets	533,092	432,654
Property, plant and equipment, net	119,439	119,071
Long-term investments	90,783	85,469
Intangibles, net	2,570	7,396
Other long-term assets	21,971	22,341
Total assets	$767,855	$666,931

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$83,850	$28,775
Accrued expenses and other current liabilities	19,173	12,153
Income taxes payable	—	692
Deferred revenues, less cost of revenues	10,774	7,176
Current portion of long-term debt	4,286	3,555
Total current liabilities	118,083	52,351
Long-term liabilities:
Long-term income taxes payable	83,710	81,266
Non-current portion of long-term debt	38,991	32,867
Other long-term liabilities	7,152	8,109
Total long-term liabilities	129,853	122,242
Total liabilities	247,936	174,593

Commitments and contingencies (Note 16)

Equity:
OmniVision Technologies, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 63,848 shares issued and 51,307 outstanding at January 31, 2010 and 62,590 shares issued and 50,049 outstanding at April 30, 2009, respectively	64	63
Additional paid-in capital	427,493	403,159
Accumulated other comprehensive income	898	773
Treasury stock, 12,541 at January 31, 2010 and April 30, 2009, respectively	(178,683)	(178,683)
Retained earnings	266,707	263,529
Total OmniVision Technologies, Inc. stockholders’ equity	516,479	488,841
Noncontrolling interest	3,440	3,497
Total equity	519,919	492,338
Total liabilities and equity	$767,855	$666,931

(1)          As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009(1)	2010	2009(1)
Revenues	$156,935	$80,046	$445,839	$418,260
Cost of revenues	118,396	62,142	339,668	315,546
Gross profit	38,539	17,904	106,171	102,714

Operating expenses:
Research, development and related	20,414	20,812	57,699	64,311
Selling, general and administrative	15,587	13,949	45,956	48,221
Goodwill impairment	—	—	—	7,541
Total operating expenses	36,001	34,761	103,655	120,073

Income (loss) from operations	2,538	(16,857)	2,516	(17,359)
Interest income (expense), net	(145)	424	(593)	2,178
Other income (expense), net	2,881	(2,914)	3,672	(3,719)
Income (loss) before income taxes	5,274	(19,347)	5,595	(18,900)

Provision for (benefit from) income taxes	467	(921)	2,616	(1,002)
Net income (loss)	4,807	(18,426)	2,979	(17,898)
Net loss attributable to noncontrolling interest	(143)	(235)	(199)	(627)
Net income (loss) attributable to OmniVision Technologies, Inc.	$4,950	$(18,191)	$3,178	$(17,271)

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.10	$(0.36)	$0.06	$(0.34)
Diluted	$0.09	$(0.36)	$0.06	$(0.34)

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	51,273	50,036	50,870	50,682
Diluted	52,554	50,036	52,007	50,682

(1)          As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 —“Basis of Presentation.”

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2010	2009(1)
Cash flows from operating activities:
Net income (loss)	$2,979	$(17,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,440	13,750
Change in fair value of interest rate swap	(839)	2,875
Stock-based compensation	18,225	20,131
Gain on equity investments, net	(5,206)	(2,393)
Write-down of inventories	13,515	17,507
Loss on disposal of property, plant and equipment	108	550
Goodwill impairment	—	7,541
Changes in assets and liabilities:
Accounts receivable, net	(23,690)	58,998
Inventories	(13,990)	(47,226)
Refundable and deferred income taxes	(2,641)	(3,501)
Prepaid expenses and other assets	1,191	(561)
Accounts payable	52,768	(14,978)
Accrued expenses and other current liabilities	1,380	(5,794)
Income taxes payable	642	827
Deferred revenues, less cost of revenues	3,590	517
Deferred tax liabilities	(122)	(1,370)
Net cash provided by operating activities	65,350	28,975
Cash flows from investing activities:
Purchases of short-term investments	(96,842)	(45,813)
Proceeds from sales or maturities of short-term investments	45,328	58,734
Purchases of property, plant and equipment, net of sales	(10,238)	(27,758)
Purchases of long-term investments	—	(1,376)
Net cash used in investing activities	(61,752)	(16,213)
Cash flows from financing activities:
Proceeds from long-term borrowings	9,521	6,000
Repayment of long-term borrowings	(2,666)	(2,155)
Cash contribution by noncontrolling interest	24	—
Affiliate cash dividend paid to noncontrolling interest	—	(201)
Proceeds from exercise of stock options and from employee stock purchase plan	6,167	4,441
Payments for repurchases of common stock	—	(12,915)
Net cash provided by (used in) financing activities	13,046	(4,830)
Effect of exchange rate changes on cash and cash equivalents	65	(259)
Net increase in cash and cash equivalents	16,709	7,673
Cash and cash equivalents at beginning of period	257,808	217,340
Cash and cash equivalents at end of period	$274,517	$225,013
Supplemental cash flow information:
Taxes paid	$4,785	$3,049
Interest paid	$1,609	$1,288
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$2,343	$8,335
Capitalized interest and other costs	$170	$183
Deferred tax asset write-off	$—	$381

(1)          As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2010 and April 30, 2009 and for the three and nine months ended January 31, 2010 and 2009 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Except for the retrospective adjustments related to the adoption of authoritative accounting guidance for noncontrolling interests as discussed below, the amounts as of April 30, 2009 come from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 (the “Form 10-K”).

On May 1, 2009, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s condensed consolidated financial statements. Consequently, the Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity on the balance sheet, rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. Earnings per share continues to be calculated based on net income attributable to the Company’s controlling interest. The impact on the Company’s financial position as of April 30, 2009, results of operations for the three and nine months ended January 31, 2009, and cash flows for the nine months ended January 31, 2009 from the adoption of this authoritative accounting guidance is presented in the tables below (in thousands):

	April 30, 2009 Condensed Consolidated Balance Sheet
	As Reported	As Adjusted
Minority interest	$3,497	$—
Noncontrolling interest	—	3,497

	Three Months Ended January 31, 2009 Condensed Consolidated Statement of Operations		Nine months ended January 31, 2009 Condensed Consolidated Statement of Operations
	As Reported	As Adjusted	As Reported	As Adjusted
Minority interest	$(235)	$—	$(627)	$—
Net loss	(18,191)	(18,426)	(17,271)	(17,898)
Net loss attributable to noncontrolling interest	—	(235)	—	(627)
Net loss attributable to OmniVision Technologies, Inc.	$—	$(18,191)	$—	$(17,271)

	Nine Months Ended January 31, 2009 Condensed Consolidated Statement of Cash flows
	As Reported	As Adjusted
Net loss	$(17,271)	$(17,898)
Minority interest in net loss of consolidated affiliates	(627)	—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

The results of operations for the three and nine months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2010 or any other future period.

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

Foreign Currency Translation

Certain of the Company’s subsidiaries or consolidated affiliates have functional currencies other than the U.S. dollar and the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains or losses are included in “Other income (expense), net.” For the three and nine months ended January 31, 2010, the Company recorded remeasurement gains of $157,000 and $114,000, respectively. For the three and nine months ended January 31, 2009, the Company recorded remeasurement losses of $98,000 and $0.9 million, respectively.

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

For the Three and Nine Months Ended January 31, 2010 and 2009

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income (loss) for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009 (1)	2010	2009 (1)
Net income (loss)	$4,807	$(18,426)	$2,979	$(17,898)
Translation gains (losses)	106	(132)	231	(798)
Unrealized gains (losses) on available-for-sale securities, net	4	(116)	12	(49)
Comprehensive income (loss)	4,917	(18,674)	3,222	(18,745)
Comprehensive loss attributable to noncontrolling interest	(85)	(235)	(81)	(626)
Comprehensive income (loss) attributable to OmniVision Technologies, Inc.	$5,002	$(18,439)	$3,303	$(18,119)

(1)          As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Nine Months Ended
	January 31,
	2010	2009 (1)
Noncontrolling interest, May 1	$3,497	$4,444
Cash contribution by noncontrolling interest	24	—
Dividend distributed to noncontrolling interest	—	(201)
Net loss attributable to noncontrolling interest	(199)	(627)
Translation gain	118	1
Noncontrolling interest, January 31	$3,440	$3,617

(1)          As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1 — “Basis of Presentation.”

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board updated the authoritative guidance for fair value measurements with new disclosure requirements. These requirements include disclosures on the transfers of assets and liabilities between Level 1 (measurements based on quoted prices in active markets for identical assets or liabilities) and Level 2 (measurements based on significant other observable inputs) of the fair value measurement hierarchy, and a roll-forward of activities on purchases, sales, issuance, and settlements of Level 3 (measurements based on significant unobservable inputs) assets and liabilities. The Company is required to follow the disclosure requirements in its fourth quarter of fiscal 2010, except for the disclosure on roll-forward activities for Level 3 fair value measurements, which will become effective for the Company in its first quarter of fiscal 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have any material impact on the Company’s financial position, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities at January 31, 2010 and April 30, 2009 were as follows (in thousands):

	As of January 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$3,533	$—	$—	$3,533
U.S. government debt securities with maturities less than one year	44,949	22	—	44,971
U.S. government debt securities with maturities over one year	13,204	25	—	13,229
Commercial paper and bond fund	6,598	1	(7)	6,592
	$68,284	$48	$(7)	$68,325

Contractual maturity dates, less than one year				$55,096
Contractual maturity dates, one year to two years				13,229
				$68,325

	As of April 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$3,602	$—	$—	$3,602
U.S. government debt securities with maturities less than one year	5,111	6	—	5,117
U.S. government debt securities with maturities over one year	5,000	11	—	5,011
Commercial paper and bond funds	3,242	1	—	3,243
	$16,955	$18	$—	$16,973

Contractual maturity dates, less than one year				$11,962
Contractual maturity dates, one year to two years				5,011
				$16,973

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		January 31,	April 30,
		2010	2009
	Cash and cash equivalents:
	Cash	$197,673	$120,754
	Money market funds, certificates of deposit and government bonds	76,844	137,054
		$274,517	$257,808
	Accounts receivable, net:
	Accounts receivable	$70,710	$48,105
Less:	Allowance for doubtful accounts	(740)	(691)
	Allowance for sales returns	(2,285)	(3,436)
		$67,685	$43,978
	Inventories:
	Work in progress	$49,969	$26,860
	Finished goods	59,851	78,164
		$109,820	$105,024
	Prepaid expenses and other current assets:
	Prepaid expenses	$6,313	$5,254
	Deposits and other	1,164	2,439
	Interest receivable	85	86
		$7,562	$7,779
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings and land use right	39,686	39,428
	Buildings/leasehold improvements	17,310	17,110
	Machinery and equipment	63,826	58,641
	Furniture and fixtures	4,819	4,825
	Software	5,840	6,188
	Construction in progress	18,919	11,878
		163,400	151,070
	Less: Accumulated depreciation and amortization	(43,961)	(31,999)
		$119,439	$119,071
	Other long-term assets:
	Deferred income tax assets — non-current	$17,214	$17,233
	Prepaid wafer credits	2,990	2,990
	Long-term employee loan receivable	1,000	1,000
	Other long-term assets	767	1,118
		$21,971	$22,341
	Accrued expenses and other current liabilities:
	Employee compensation	$6,232	$4,848
	Third party commissions	1,017	1,532
	Professional services	2,166	1,269
	Noncancelable purchase commitments	5,711	411
	Distributor pricing adjustments	2,568	2,399
	Deferred income tax liabilities — current	15	8
	Other	1,464	1,686
		$19,173	$12,153
	Other long-term liabilities:
	Deferred income tax liabilities — non-current	$3,528	$3,646
	Interest rate swaps	3,624	4,463
		$7,152	$8,109

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of January 31, 2010 and April 30, 2009 consisted of the following (in thousands):

	January 31,	April 30,
	2010	2009
VisEra	$70,846	$67,619
WLCSP	11,741	10,996
XinTec	4,661	4,661
ImPac	—	2,193
Tong Hsing (acquired ImPac on December 31, 2009)	3,535	—
Total	$90,783	$85,469

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

Through April 2007, the Company’s contributions to VisEra and VisEra Cayman totaled $51.6 million, effectively meeting its commitment under the terms of a January 2007 amendment to the joint-venture agreement, in which the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture. The Company has not made any subsequent contributions into VisEra or VisEra Cayman.

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

The Company accounts for its investment in WLCSP under the equity method. During the three months ended January 31, 2010, WLCSP declared a cash dividend on its equity interests. As a result, the Company recorded a $0.6 million dividend receivable as of January 31, 2010, and a corresponding reduction to its investment in WLCSP. For the three and nine months ended January 31, 2010, the Company recorded equity income of $0.6 million and $1.3 million, respectively, in “Other income (expense), net,” consisting of its portion of the net income recorded by WLCSP during those periods, partially offset by equity method investment adjustments. For the three and nine months ended January 31, 2009, the Company recorded equity income of $39,000 and $451,000, respectively, in “Other income (expense), net,” consisting of its portion of the net income recorded by WLCSP during the periods, partially offset by equity method investment adjustments. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of January 31, 2010, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra owns a 16.1% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 12.1%. The Company accounts for XinTec as a cost method investment.

ImPac Technology Co., Ltd.

In June 2003, in order to enhance its access to plastic and ceramic packaging services, the Company invested $2.0 million in ImPac Technology Co., Ltd. (“ImPac”), a privately-held company based in Taiwan. After additional cash contributions of approximately $0.8 million in December 2003 and $1.4 million in July 2008, the Company owned 25.7% of ImPac.

In December 2009, a listed company in Taiwan, Tong Hsing Electronic Industries, Limited (“Tong Hsing”), acquired ImPac in a stock-for-stock exchange. In return for the Company’s ownership in ImPac, the Company received approximately 0.8% of Tong Hsing’s outstanding shares of common stock, or 996,250 shares. The Company recorded a gain of approximately $2.2 million in “Other income (expense), net,” which was the difference between the fair value of the Tong Hsing’s shares the Company received on December 31, 2009, and the carrying value of the Company’s investment in ImPac on the same day. As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company will report the shares on a mark-to-market basis at subsequent period-ends. Any unrealized holding gains and losses will be reported as part of “Accumulated other comprehensive income.”

Prior to ImPac’s acquisition by Tong Hsing, the Company accounted for its ImPac investment using the equity method. The Company recorded equity loss of $211,000 and $0.8 million, respectively, in “Other income (expense), net,” as its portion of ImPac’s net loss for the three and nine months ended January 31, 2010. The Company recorded an equity loss of $150,000 and $0.7 million, respectively, in “Other income (expense), net,” as its portion of ImPac’s net loss for the three and nine months ended January 31, 2009.

The following table presents the summary combined financial information of ImPac, VisEra and WLCSP, as derived from their financial statements for the three and nine months ended January 31, 2010 and 2009, and prepared under GAAP (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Operating data:
Revenues	$33,905	$19,280	$86,967	$77,274
Gross profit	7,981	4,139	17,360	17,225
Income from operations	3,186	1,261	6,061	7,635
Net income	$4,679	$2,901	$8,149	$5,480

The Company’s share of undistributed earnings of the investees accounted for by the equity method totaled $19.3 million and $14.1 million at January 31, 2010 and April 30, 2009, respectively.

Note 6 — Consolidated Affiliate — Silicon Optronics, Inc.

In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation (“PSC”), a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish SOI, a joint venture in Taiwan. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of the Company’s legacy products. Toward the end of fiscal 2009, SOI began to investigate the market potential of touch panels that track touches with optical sensors. These devices compete with the current resistive and capacitive touch panels. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005. As of January 31, 2010, the Company owned 43.8% of SOI. (See Note 17.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

Note 7 — Intangible Assets

Intangible assets as of January 31, 2010 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$16,910	$890
Patents and licenses	13,487	11,877	1,610
Trademarks and tradenames	1,400	1,330	70
Customer relationships	100	100	—
Intangible assets, net	$32,787	$30,217	$2,570

Intangible assets as of April 30, 2009 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$14,240	$3,560
Patents and licenses	13,487	9,931	3,556
Trademarks and tradenames	1,400	1,120	280
Customer relationships	100	100	—
Intangible assets, net	$32,787	$25,391	$7,396

For the three and nine months ended January 31, 2010, the Company amortized $1.6 million and $4.8 million, respectively, of its intangible assets. For the three and nine months ended January 31, 2009, the Company amortized $1.6 million and $4.9 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2010	$1,560
2011	973
2012	37
Total	$2,570

Note 8 — Borrowing Arrangements

The following table shows the Company’s debt and capital lease obligations (in thousands):

	January 31, 2010	April 30, 2009

Mortgage loan	$26,006	$26,421
Term loan	7,750	10,000
Construction loan	9,521	—
Capital lease obligations	—	1
	43,277	36,422
Less: amount due within one year	(4,286)	(3,555)
Non-current portion of long-term debt	$38,991	$32,867

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

At January 31, 2010, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2010	$888	$—	$888
2011	3,554	732	4,286
2012	3,554	732	4,286
2013	1,554	1,465	3,019
2014	554	2,930	3,484
Thereafter	23,652	3,662	27,314
Total	$33,756	$9,521	$43,277

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

Interest rates under the Mortgage Loan were 1.1% and 1.4% at January 31, 2010 and April 30, 2009, respectively. Interest rates under the Term Loan were 1.5% and 1.8% at January 31, 2010 and April 30, 2009, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of January 31, 2010.

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China. The Fixed Assets Loan Agreement provides for a fixed asset loan in the principal amount of Chinese Yuan 159.0 million, which is equal to approximately $23.3 million (the “Construction Loan”). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. Subsequently, on August 27, 2009, the Construction Loan was approved by the Chinese government and the final loan amount was modified to Chinese Yuan 140.0 million or approximately $20.5 million. As of January 31, 2010, the Company borrowed Chinese Yuan 65.0 million, or approximately $9.5 million, under the Construction Loan. The Company is scheduled to draw down the remaining $11.0 million by December 2011. The Construction Loan matures on June 30, 2016.

Interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.3% at January 31, 2010. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of January 31, 2010.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

Lines of Credit at SOI

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At January 31, 2010 and April 30, 2009, there were no borrowings outstanding under these facilities.

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

The table below presents the location of the swaps on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Location of amounts recognized in Condensed Consolidated Statements of Operations and amount of gains (losses):
Other income (expense), net	$194	$(2,710)	$839	$(2,875)

	January 31,	April 30,
	2010	2009
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$3,624	$4,463

Note 9 — Net Income (Loss) Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

Basic net income (loss) per share attributable to OmniVision common stockholders is computed by dividing net income (loss) attributable to OmniVision by the weighted average number of common shares outstanding during the period.

Diluted net income per share attributable to OmniVision common stockholders is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three and nine months ended January 31, 2010, 7,527,000 and 7,611,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive. For the three and nine months ended January 31, 2009, the Company excluded all options and restricted stock units outstanding as the Company recorded a net loss of $18.2 million and $17.3 million, respectively.

The Company takes into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock are included in computing the subsidiary’s earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company’s consolidated earnings per share computations based on the consolidated group’s holding of the subsidiary’s securities. Through January 31, 2010, SOI issued options to various of its employees exercisable for 3,300,000 shares of its common stock. In the calculation of its earnings per share for the three and nine months ended January 31, 2010 and 2009, the Company included the effect of SOI’s options in its consolidated earnings per share, if dilutive.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009 (1)	2010	2009 (1)
Basic:
Numerator:
Net income (loss) attributable to OmniVision Technologies, Inc.	$4,950	$(18,191)	$3,178	$(17,271)

Denominator:
Weighted average common shares for net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	51,273	50,036	50,870	50,682

Basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0.10	$(0.36)	$0.06	$(0.34)

Diluted:
Numerator:
Net income (loss) attributable to OmniVision Technologies. Inc.	$4,950	$(18,191)	$3,178	$(17,271)

Denominator:
Denominator for basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	51,273	50,036	50,870	50,682
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	1,281	—	1,137	—
Weighted average common shares for diluted net income (loss) per share	52,554	50,036	52,007	50,682

Diluted net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0.09	$(0.36)	$0.06	$(0.34)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of January 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$73,574	$73,574	$—	$—
Certificates of deposit	6,803	—	6,803	—
Debt securities issued by U.S. government and U.S. government agencies	58,200	—	58,200	—
Corporate debt securities/commercial paper	6,592	—	6,592	—
Investment in Tong Hsing	3,535	3,535	—	—
Total assets	$148,704	$77,109	$71,595	$—
Interest rate swaps	$(3,624)	$—	$(3,624)	$—
Total liabilities	$(3,624)	$—	$(3,624)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of January 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$76,844	$73,574	$3,270	$—
Short-term investments	68,325	—	68,325	—
Long-term investments	3,535	3,535	—	—
Total assets	$148,704	$77,109	$71,595	$—
Interest rate swaps	$(3,624)	$—	$(3,624)	$—
Total liabilities	$(3,624)	$—	$(3,624)	$—

For the Company’s interest rate swaps, the Company obtains fair value quotes from the issuing bank and assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swaps. The carrying value represents the fair value of the swaps, as adjusted for any non-performance risk associated with the Company.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three and nine months ended January 31, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
OEMs and VARs	54.9%	63.6%	53.1%	59.9%
Distributors	45.1	36.4	46.9	40.1
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
China	$130,388	$58,417	$372,831	$315,517
Taiwan	13,645	4,387	39,462	29,902
Malaysia	6,621	2,185	17,757	32,842
United States	837	12,991	2,388	30,262
All other	5,444	2,066	13,401	9,737
Total	$156,935	$80,046	$445,839	$418,260

The Company’s long-lived assets, including its long-term investments, are located in the following countries (in thousands):

	January 31,	April 30,
	2010	2009
Taiwan	$91,254	$88,814
United States	60,105	65,276
China	61,670	54,166
All other	950	392
Total	$213,979	$208,648

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

The Company’s equity incentive and stock-based compensation plans as of January 31, 2010 are summarized as follows (in thousands):

		Shares		Restricted	Performance
	Shares	Available	Options	Stock Units	Shares
Name of Plan	Authorized	for Grant	Outstanding	Outstanding	Outstanding
2000 Stock Plan	—	—	8,005	—	—
2000 Director Option Plan	—	—	287	—	—
2007 Plan	6,000	4,391	902	2,093	—
Total	6,000	4,391	9,194	2,093	—

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”) was adopted by the board of directors in July 2009 and was approved by the stockholders of the Company in September 2009. The 2009 Purchase Plan replaced the Company’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) in December 2009. The board of directors has reserved a total of 2,500,000 shares of common stock for issuance under the 2009 Purchase Plan. Each offering period under the 2009 Purchase Plan will have a duration of approximately 24 months, commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the period ending 24 months later. Each offering period will generally consist of four six-month purchase periods in which shares may be purchased on a participant’s behalf. The purchase price will be 85% of the lesser of the fair market value of the common stock on the first trading day of the offering period or on the last day of the purchase period. If the fair market value of the common stock on the last day of the purchase period is lower than the fair market value of the common stock on the enrollment date of the associated offering period, all participants in such offering period will automatically be rolled over to the immediately following offering period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The first offering period under the 2009 Purchase Plan began on December 1, 2009.

Stock Option Exchange

At the Company’s annual meeting of stockholders held on September 24, 2009, the stockholders of the Company approved a one-time stock option exchange program for employees to exchange eligible stock options for restricted stock units. Under the option exchange program, eligible employees were able to exchange their outstanding options granted before November 1, 2008 under the Company’s 2000 Stock Plan or the 2007 Plan with an exercise price greater than or equal to $23.01 per share, for new restricted stock units. The Company issued one restricted stock unit for every 3.4 stock options tendered for exchange. The vesting schedule for these restricted stock units was determined by the remaining vesting period of the exchanged options. The option exchange program commenced on November 18, 2009, and expired on December 16, 2009. The Company accepted for exchange options to purchase 3,566,192 shares of the Company’s common stock. All surrendered options were cancelled, and immediately thereafter, the Company issued a total of 1,048,707 restricted stock units in exchange. One share of the Company’s common stock is issuable upon the vesting of each restricted stock unit. The fair value of the restricted stock units issued was measured as the total of the unrecognized compensation cost of the options surrendered and the incremental value of the restricted stock units issued, measured as the excess of the fair value of the restricted stock units over the fair value of the options tendered immediately before the exchange. The incremental cost of the restricted stock units was $1.5 million. The value of the restricted stock units, totaling $3.9 million, will be amortized over a weighted average vesting period of two years.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

Stock-Based Compensation Award Activity

The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the nine months ended January 31, 2010:

		Options Outstanding		Restricted Stock Units Outstanding	Performance Shares Outstanding	Restricted Stock Units and Performance Shares
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
Balance at April 30, 2009	4,376	13,501	$17.98	520	—	$11.37
Stock options granted	(413)	413	10.41	—	—	—
Stock options exercised	—	(197)	7.79	—	—	—
Stock options cancelled in stock option exchange	3,378	(3,566)	24.76	—	—	—
Stock options expired or forfeited	93	(957)	16.32	—	—	—
Restricted stock units granted (1)	(1,526)	—	—	773	—	10.69
Restricted stock units issued in stock option exchange (1)	(1,678)	—	—	1,049	—	12.60
Restricted stock units vested (1)	—	—	—	(168)	—	11.48
Restricted stock units expired or forfeited (1)	161	—	—	(81)	—	10.57
Performance shares granted (1) (2)	—	—	—	—	—	—
Performance shares expired or forfeited (1) (2)	—	—	—	—	—	—
Balance at January 31, 2010 — shares available for grant	4,391	—	—	—	—	—
Balance at January 31, 2010 — options		9,194	15.39	—	—	—
Balance at January 31, 2010 — restricted stock units	—	—	—	2,093	—	11.75
Balance at January 31, 2010 — performance shares	—	—	—	—	—	—
Exercisable at January 31, 2010	—	7,558	15.69	—	—	—
Vested and expected to vest at January 31, 2010 — options	—	9,079	$15.43	—	—	—
Vested and expected to vest at January 31, 2010 — restricted stock units	—	—	—	1,728	—	$11.75
Vested and expected to vest at January 31, 2010 — performance shares	—	—	—	—	—	$—

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

The total intrinsic value of options exercised during the three and nine months ended January 31, 2010 was $494,000 and $1.4 million, respectively. The total intrinsic value of restricted stock units vested during the three and nine months ended January 31, 2010 was $158,000 and $1.8 million, respectively. Total cash received from employees as a result of employee stock option exercises during the three and nine months ended January 31, 2010 was approximately $247,000 and $1.5 million, respectively.  The total intrinsic value of options exercised during the three and nine months ended January 31, 2009 was $7,000 and $493,000, respectively. Total cash received from employees as a result of employee stock option exercises during the three and nine months ended January 31, 2009 was approximately $15,000 and $315,000, respectively.

As of January 31, 2010, net of forfeitures, there was $10.7 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.9 years. As of January 31, 2010, net of forfeitures, there was $11.7 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.01 years. For the Company’s 2009 Purchase Plan, as of January 31, 2010, there was $3.9 million of unrecognized compensation expense which the Company expects to recognize over a weighted average period of 1.2 years. As of April 30, 2009, net of forfeitures, there was $23.5 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.8 years. As of April 30, 2009, net of forfeitures, there was $4.0 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.4 years. For the 2000 Purchase Plan, as of April 30, 2009, there was $1.8 million of unrecognized compensation cost which the Company expected to be recognized over a weighted average period of 0.8 years. The Company’s current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

Valuation Assumptions

The authoritative guidance for stock-based compensation requires companies to estimate the fair value of stock-based compensation awards on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statements of Operations.

For restricted stock unit awards, the per-share fair value is the closing market price of the Company’s common stock as reported on the NASDAQ Global Market (“NASDAQ”) on the grant date. For performance share awards, the per share fair value is also the closing market price of the Company’s common stock as reported on NASDAQ. However, the related stock-based compensation expense is adjusted by the estimated probable outcome of the predetermined performance conditions. The compensation expense will be adjusted for subsequent changes in the estimated and actual outcome. For stock option awards and rights issued under the Company’s employee stock purchase plans, the Company measures the fair value using the Black-Scholes option pricing model. Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

The Company did not grant any employee options in the three months ended January 31, 2010. The per share weighted average estimated grant date fair value for employee options granted was $4.49 in the nine months ended January 31, 2010. The per share weighted average estimated grant date fair value for employee options granted was $3.19 and $5.02 in the three and nine months ended January 31, 2009, respectively. The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the three and nine months ended January 31, 2010 and 2009:

	Employee Stock Option Plan
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Risk-free interest rate	—%	1.89%	2.00%	2.96%
Expected term of options (in years)	—	4.6	4.2	4.1
Expected volatility	—%	67.0%	56.0%	50.5%
Expected dividend yield	—%	0%	0%	0%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s employee stock purchase plans during the three and nine months ended January 31, 2010 was $3.38 and $2.87, respectively. Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s employee stock purchase plans during the three and nine months ended January 31, 2009 was $2.66 and $4.21, respectively.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Company’s employee stock purchase plans:

	Employee Stock Purchase Plans
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Risk-free interest rate	1.4%	1.92%	1.4%	3.33%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	63.0%	52.7%	63.0%	46.1%
Expected dividend yield	0%	0%	0%	0%

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

Note 13 — Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the nine months ended January 31, 2010 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2009	$403,159
Exercise of common stock options	1,536
Employee stock purchase plan	4,630
Employee stock-based compensation	18,225
Withholding tax deduction on restricted stock units	(57)
Balance at January 31, 2010	$427,493

Note 14 — Treasury Stock

In June 2005, the Company’s board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company’s common stock. At the time that the program expired in June 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.

In February 2007, the Company’s board of directors approved an additional stock repurchase program that provided for the repurchase of up to $100 million of its outstanding common stock in an open-market program. At the time that the program expired in November 2009, the Company had cumulatively repurchased 6,671,000 shares of its common stock under this open-market program for an aggregate cost of approximately $99.1 million.

Note 15 — Income Taxes

The Company recorded a provision for income taxes of $0.5 million and a benefit from income taxes of $0.9 million for the three months ended January 31, 2010 and 2009, respectively, resulting in effective tax rates of 8.9% and 4.8% for the respective periods.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The Company excluded from the current and prior fiscal years’ overall estimation of annual effective tax rates one jurisdiction with losses for which no benefit can be realized. For the current fiscal year’s overall estimation of annual effective tax rate, the Company also excluded the tax effect associated with a one-time stock option exchange program for employees to exchange eligible stock options for restricted stock units. (See Note 12.) For the exchanged stock options, the Company recorded $2.1 million of additional deferred tax assets through a discrete adjustment to the provision for income taxes for the three months ended January 31, 2010. Other discrete adjustments to the Company’s provision for income taxes for the three months ended January 31, 2010 included an unfavorable impact from foreign exchange losses associated with the Company’s unrecognized tax benefits, adjustments for differences between the Company’s finalized tax return and the provision for income taxes recorded for fiscal 2009, and other adjustments to tax provisions from prior years.

It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $10.3 million within the next twelve months due to the lapse of applicable statute of limitations in multiple tax jurisdictions that the Company operated in. During the three months ended January 31, 2010, the Company accrued an additional $0.5 million of interest related to the Company’s unrecognized tax benefits.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

Note 16 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”) which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. Construction of the facilities on the land has commenced and according to the Purchase Agreement, construction must be completed by June 30, 2010. The Company may use the land solely for the purposes of industrial use and/or scientific research. As of January 31, 2010, the Company has already contributed $21.1  million of an estimated $33.7 million total investment. The remaining investment amount will be financed via the Construction Loan. (See Note 8.)

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology, Co. Ltd, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of January 31, 2010, the Company had contributed $1.5 million, as required under the terms of its $10.0 million capital commitment. The Company is required to contribute the remaining $8.5 million by October 2010.

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have appealed the Court’s October 5, 2009 final approval order to the Second Circuit Court of Appeals. If for any reason the settlement does not become effective, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants, including the Company, and the motion to dismiss with prejudice, filed by all of the underwriter defendants. The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit, which remains pending. In accordance with the briefing schedule set by the Ninth Circuit on August 18, 2009, plaintiff filed her opening brief on August 26, 2009. On October 2, 2009, the underwriter defendants/appellees/cross-appellants filed their answering brief, and the moving issuers/appellees filed their principal brief as well.  Plaintiff/appellant/cross-appellee filed her response and reply briefs on November 2, 2009. The underwriter defendants/appellees/cross-appellants filed their reply brief on November 17, 2009. The Ninth Circuit Court of Appeals has not set a hearing date. No discovery has taken place.

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

Note 17 — Related Party Transactions

In May 2006, the Company consummated a loan agreement with one of its employees. The loan agreement was approved by the board of directors in fiscal 2004. Under the terms of the agreement, as amended, the Company extended to the employee a $1.0 million loan with a nominal imputed interest rate and a maturity date of May 12, 2010. The loan is secured by a deed of trust and may be extended, subject to mutual consent of the parties. The Company intends to extend the term of the loan for one additional year.

The Company paid ImPac approximately $2.5 million and $8.0 million for manufacturing services for the three and nine months ended January 31, 2010, respectively. For the three and nine months ended January 31, 2009, the Company paid ImPac approximately $1.9 million and $7.8 million, respectively, for manufacturing services. In August 2008, the Company entered into an agreement with ImPac under which the Company agreed to place certain manufacturing equipment with ImPac on a consignment basis for a period of up to five years. During fiscal 2008, the Company loaned $1.3 million to ImPac for the purpose of expanding its manufacturing capacities for a term of one year, which has been extended upon mutual consent of the parties for one year. The loan is fully collateralized by assets held by ImPac. During the three months ended October 31, 2009, ImPac repaid the loan amount in full. In December 2009, Tong Hsing acquired ImPac and assumed control of its operations, including the consignment arrangement. (See Note 5.) ImPac ceased to be a related-party of the Company on December 31, 2009.

For the three and nine months ended January 31, 2010, the Company paid $21.1 million and $51.6 million, respectively, to VisEra for color filter and other manufacturing services. For the three and nine months ended January 31, 2009, the Company paid $12.7 million and $49.1 million, respectively, to VisEra for color filter and other manufacturing services.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2010 and 2009

(unaudited)

For the three and nine months ended January 31, 2010, the Company paid $14,000 and $14,000, respectively, to WLCSP for chip scale packaging services. For the three and nine months ended January 31, 2009, the Company paid zero and $433,000, respectively, to WLCSP for such services.

The following table summarizes the transactions that the Company’s consolidated affiliate, SOI, and its affiliate, VisEra, engaged with related parties in the three and nine months ended January 31, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
SOI transactions with:
ImPac:
Purchases of manufacturing services	$65	$33	$305	$534
Balance payable at period end, net	—	18	—	18
PSC:
Purchases of wafers	230	4	502	1,872
Rent and other services	23	18	64	53
Balance payable at period end, net	89	8	89	8
VisEra:
Purchases of manufacturing services	30	5	132	5
Balance payable at period end	—	5	—	5

VisEra transactions with:
TSMC:
Sales to TSMC	429	192	1,001	1,293
Balance receivable at period end, net	255	138	255	138
SOI:
Sales to SOI	30	5	132	5
Balance receivable at period end	$—	$5	$—	$5

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in market interest rates, the geographic distribution of our sales and end users of our products and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 48 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc. the OmniVision logo, CameraChip, CameraCube, OmniBSI, OmniBSI-2, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP and SquareGA are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of OmniVision CDM Optics, Inc.

Overview

We design, develop and market high-performance, highly integrated and cost-efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we refer to as CameraChip™ image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. Recently, we have also integrated our CameraChip image sensors with wafer-level optics, which we refer to as CameraCube™ imaging devices. Our CameraCube imaging device is a small footprint, total camera solution that we believe will enable the further miniaturization of camera products. We believe that our highly integrated image sensors and imaging devices enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost-effective and more power-efficient than cameras using traditional charge-coupled devices, or CCDs.

Technology

In February 2008, we announced the introduction of our OmniPixel3-HS™ architecture. It is our most advanced generation of front side illumination, or FSI, OmniPixel® architecture. With OmniPixel3-HS, light is captured on the front side of the chip, and it forms the basis of our 1.75 µm FSI imaging pixel.

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

In February 2009, we announced the introduction of our CameraCube technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCube devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCube solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers.  Although currently our customers primarily use our Camera Cube devices as secondary cameras in mobile handsets, going forward we anticipate that they will be used as the primary camera in mobile handsets.

In February 2010, we announced the introduction of our new OmniBSI-2™ architecture. The OmniBSI-2 architecture represents our second-generation BSI technology, and forms the basis of our first 1.1 µm imaging pixel, built on the advanced 300 mm copper process at Taiwan Semiconductor Manufacturing Company Limited, or TSMC.

Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected production or performance issues with future products. During the early stages of production, production yields and gross margins for products based on new technology are typically lower than those of established products.

New Products

In February 2009, as part of our CameraCube technology announcement, we introduced two new CameraCube imaging devices. The first product is the OVM6680. It has a SquareGA resolution. The second product is the OVM7680, and it has a video graphics array, or VGA, resolution.

In February 2009, we also introduced the OV3650, a ¼-inch 3-megapixel image sensor with 1.75 µm OmniPixel3-HS pixels. This image sensor is designed for mobile phones, notebook, webcam and other applications that require exceptional low-light performance without the need for flash.

In March 2009, we introduced the OV9810, a new 1/2.3-inch 9-megapixel image sensor with 1.75 µm OmniPixel3-HS pixels. This sensor is designed for the digital still camera, or DSC, and high-definition, or HD, camcorder markets. It combines 9-megapixel photography with 1080p HD video on a single chip, eliminating the trade-offs between high quality still photography and high performance HD video. The OV9810 is capable of operating at 8.9 frames per second, or FPS, in full 9-megapixel resolution, and offers true HD quality, or 1080p, video at 30 FPS.

In April 2009, we introduced the OV7960, a 1/4-inch VGA image sensor with 6 µm OmniPixel3-HS pixels. It has a low-light sensitivity of 12V/(Lux-sec) and is optimized for interlaced National Television System Committee/phase alternate line, or NTSC/PAL, formats to directly interface with TVs and LCD screens. With the ability to capture images in the most challenging lighting conditions, OV7960 can be used in both professional closed-circuit TV applications and automobile driver assistance applications.

In June 2009, we introduced three new devices based on the OmniBSI architecture. The first device is the OV5650, a 1/4-inch 5-megapixel image sensor with 1.75 µm OmniBSI pixels. The OV5650 is designed specifically to address consumer demand for DSC quality imaging in a mobile phone. It’s low-light sensitivity exceeds 1,400 mV/(Lux-sec) and its signal-to-noise ratio is less than 70 lux. The second device is the OV2665, a 2-megapixel image sensor with the same 1.75 µm OmniBSI architecture. It has an integrated signal processor with features such as lens correction, auto exposure, auto white balance, and auto flicker. The last device is the OV5653. It is also based on our latest 1.75 µm OmniBSI architecture, but designed specifically for the DSC and digital video market. In video mode, OV5653 can deliver 720p at 60 FPS and full HD 1080p at 30 FPS.

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

In July 2009, we also introduced the OV7739, a 1/7.5-inch VGA image sensor with OmniPixel3-HS pixels. The OV7739 is designed to address the low-light sensitivity demands of the notebook PC market. It supports high quality video conferencing and recording at 30 FPS in VGA resolution and 60 FPS in quarter-VGA, or QVGA, resolution.

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

In January 2010, we launched the OV14810, a 14.6-megapixel image sensor built on our 1.4 µm OmniBSI technology. The 1/2.33-inch OV14810 has an active array of 4,416 x 3,312 BSI pixels, operating at 15 FPS in full resolution, or delivering full 1080p HD video at 60 FPS, using a binning feature to achieve higher sensitivity. In full HD video mode, the sensor also provides additional pixels for electronic image stabilization. The new OV14810 allows consumers to use one device for capturing both photo and HD video moments.

In January 2010, we also added the new OVM7692 VGA CameraCube solution to our portfolio of CameraCube imaging devices. The OVM7692 is a complete VGA camera solution including digital video port, or DVP, and mobile industry processor interface, or MIPI, serial output interface support, automatic luminance detection and an integrated electromagnetic interference, or EMI, solution. The OVM7692 features our proprietary OmniPixel3-HS architecture. The OVM7692’s compact size (2.8 x 3.2 x 2.5 mm) also ranks among the smallest VGA modules in the industry.

Finally, in January 2010, we also introduced the OV9726, our first native HD video sensor built on our 1.75 µm OmniBSI pixel technology. The compact 1/6-inch OV9726 delivers 720p HD video at 30 FPS, making it ideal for high-performance HD cameras in notebooks, netbooks, webcams, mobile phones, portable media players, or PMPs, and other mobile entertainment devices. The OV9726 achieves excellent low-light sensitivity of 1,480 mV/lux-sec in the smallest available form factor of 1/6.5-inch.

Joint Venture with Taiwan Semiconductor Manufacturing Company Limited

On October 29, 2003, we entered into an agreement with TSMC, to form VisEra Technologies Company, Ltd., or VisEra, a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to CMOS image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, we and TSMC formed VisEra Holding Company, or VisEra Cayman, a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. We and TSMC have equal interests in VisEra Cayman.

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

Joint Venture with Powerchip Semiconductor Corporation

In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish Silicon Optronics, Inc., or SOI, a joint venture in Taiwan. The purpose of SOI is to conduct manufacturing, marketing and selling of certain of our legacy products. Toward the end of fiscal 2009, SOI began to investigate the market potential of touch panels that track touches with optical sensors. These devices compete with the current resistive and capacitive touch panels. We contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. As of January 31, 2010, we owned 43.8% of SOI. See Note 6 — “Consolidated Affiliate — Silicon Optronics, Inc.” and Note 17 — “Related Party Transactions” to our condensed consolidated financial statements.

Capital Resources

As of January 31, 2010, we held approximately $274.5 million in cash and cash equivalents and approximately $68.3 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

In February 2007, our board of directors approved a stock repurchase program that provided for the repurchase of up to $100.0 million of our outstanding common stock.  Our board of directors ended this program in November 2009. Prior to the termination of this program, we had cumulatively repurchased 6,671,000 shares of our common stock for an aggregate cost of approximately $99.1 million. See Note 14 — “Treasury Stock” to our condensed consolidated financial statements.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image-sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

During the second half of our fiscal 2009 and through the first quarter of our fiscal 2010, general domestic and global economic conditions were negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment and commercial banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sold our products had reduced spending in response to the tightening of lending standards by financial institutions, negative financial news and the continued uncertainty in the global economy. This had negatively affected demand for all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors also decreased during that time frame. This decrease in demand had a significant impact on our revenues, results of operations and cash flows and overall business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Since then, we continued to see early signs suggesting that some major economies are returning to positive growth. We also believe our sales trend will improve, beginning with our first quarter of fiscal 2011. However, it is uncertain whether the current resumption of economic growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition and results of operations and cash flows could be further materially and adversely affected.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 1.6 billion image sensors, including approximately 130 million in the three months ended January 31, 2010. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. Recently, with the return to profitability in our business during the second and third fiscal quarter of 2010, we believe the historical seasonal cycle to our business has returned. In addition to being stronger than our first and fourth fiscal quarters, historically our gross revenues in our second and third fiscal quarters have typically been comparable. Recently, however, an increase in end-customer demand in North America related to the holiday season accelerated the timing of our customers’ purchases from our third fiscal quarter to our second fiscal quarter. If this trend continues in future years, it could result in the quarter-to-quarter fluctuation of our revenues differing from our historical seasonal cycles.

We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented will be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery. We also believe that, like the DSC market, mobile phone and notebook and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market and the recent introduction of the netbook product segment within the notebook computer market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

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

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. Also, we recently introduced our new CameraCube products. Depending on the adoption rate and unit volume, we believe these products may partially mitigate the rate of ASP decline. In order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.4	77.6	76.2	75.4
Gross margin	24.6	22.4	23.8	24.6

Operating expenses:
Research, development and related	13.0	26.0	12.9	15.4
Selling, general and administrative	10.0	17.4	10.3	11.5
Goodwill impairment	—	—	—	1.8
Total operating expenses	23.0	43.4	23.2	28.7

Income (loss) from operations	1.6	(21.0)	0.6	(4.1)
Interest income (expense), net	(0.1)	0.5	(0.1)	0.5
Other income (expense), net	1.9	(3.7)	0.8	(0.9)
Income (loss) before income taxes	3.4	(24.2)	1.3	(4.5)

Provision for (benefit from) income taxes	0.3	(1.2)	0.6	(0.2)
Net income (loss)	3.1	(23.0)	0.7	(4.3)
Net loss attributable to noncontrolling interest	(0.1)	(0.3)	—	(0.2)
Net income (loss) attributable to OmniVision Technologies, Inc.	3.2%	(22.7)%	0.7%	(4.1)%

Three Months Ended January 31, 2010 as Compared to Three Months Ended January 31, 2009

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues for the three months ended January 31, 2010 increased by 96.1% to $156.9 million from $80.0 million for the three months ended January 31, 2009. The increase in revenues was due to a 136.7% increase in unit sales of our image-sensor products, reflecting a recovery in product demand from the prior year period, when the economic downturn had negatively affected such demand. The increase in revenues was partially offset by a 17.5% decrease in our average selling prices, or ASPs, a result of competitive pricing pressures.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended January 31, 2010 than in the prior-year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended January 31, 2010 and 2009:

	Three Months Ended
	January 31,
	2010	2009
OEMs and VARs	54.9%	63.6%
Distributors	45.1	36.4
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended January 31, 2010, one OEM customer accounted for approximately 11.0% of our revenues. In the three months ended January 31, 2009, two OEM customers accounted for approximately 15.7% and 15.0% of our revenues. For the three months ended January 31, 2010 and 2009, no other OEM or VAR customer accounted for 10% or more of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Distributors.   In the three months ended January 31, 2010, one distributor customer accounted for approximately 24.6% of our revenues. In the three months ended January 31, 2009, two distributor customers accounted for approximately 15.4% and 14.4% of our revenues. For the three months ended January 31, 2010 and 2009, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2010 and 2009:

	Three Months Ended
	January 31,
	2010	2009
Domestic sales	0.5%	16.2%
Foreign sales	99.5	83.8
Total	100.0%	100.0%

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

Our domestic sales as a percentage of revenues declined for the three months ended January 31, 2010 to 0.5% from 16.2% for the three months ended January 31, 2009. Our revenues as reported on a geographical basis reflect the country or region in which our customers issue their purchase orders. This decline reflected a change in purchase order procedures by one of our customers which changed the location of its purchase order issuance from their U.S. office during the three months ended January 31, 2009 to its foreign office during the three months ended January 31, 2010.

Gross Profit

Our gross margin in the three months ended January 31, 2010 increased to 24.6% from 22.4% for the three months ended January 31, 2009. The year-over-year increase in gross margin reflected: a reduction in our production costs; a decline in the write-down of inventories which totaled approximately $3.4 million during the three months ended January 31, 2010, as compared to $5.9 million in the similar prior year period; and the increase in the sales of previously written-down products in the three months ended January 31, 2010, which totaled $2.4 million as compared to $0.6 million during the same period in the prior fiscal year. The year-over-year increase was partially offset by the 17.5% decrease in our ASPs as a result of competitive pricing pressures. We recorded approximately $0.8 million in stock-based compensation expense to cost of revenues during each of the three-month periods ended January 31, 2010 and 2009, respectively.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for the three months ended January 31, 2010 decreased to approximately $20.4 million from approximately $20.8 million for the three months ended January 31, 2009. As a percentage of revenues, research, development and related expenses for the three months January 31, 2010 and 2009 represented 13.0% and 26.0%, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The decrease in research, development and related expenses of approximately $398,000, or 1.9%, for the three months ended January 31, 2010 from the similar period in the prior year resulted from a $0.9 million decrease in office and facilities expenses, a $478,000 decrease in legal expense primarily related to patent registration activities, a $381,000 decrease in stock-based compensation expense and a $262,000 decline in software expenses, partially offset by an $0.9 million increase in non-recurring engineering expenses related to new product development, a $364,000 increase in depreciation and amortization expenses and a $334,000 increase in salary and payroll-related expenses. We anticipate that research, development and related expenses may decrease slightly for our fourth quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives and insurance and legal expenses. Selling, general and administrative expenses for the three months ended January 31, 2010 increased to approximately $15.6 million from $13.9 million for the three months ended January 31, 2009. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2010 and 2009 represented 10.0% and 17.4%, respectively.

The increase in selling, general and administrative expenses of approximately $1.6 million, or 11.7%, for the three months ended January 31, 2010 from the similar period in the prior year resulted primarily from a $1.1 million increase in legal expenses related to patent defense, a $0.8 million increase in commissions due to an increase in sales to our distributors and sales representatives, a $245,000 increase in salary and payroll-related expenses, partially offset by a $206,000 decrease in marketing expenses, and a $194,000 decrease in fees for outside services. We anticipate that our selling, general and administrative expenses may remain unchanged as we continue to control discretionary expenditures.

Interest Income (Expense), Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income (expense), net, declined to an interest expense, net, of approximately $145,000 for the three months ended January 31, 2010 from interest income, net, of $424,000 in the prior year period. The $0.6 million decline in interest income (expense), net, resulted from a $0.6 million reduction in interest income and a $51,000 reduction in interest expense primarily associated with long-term borrowings for the three months ended January 31, 2010 as compared to the corresponding period in the prior year. The decline in interest income was the result of lower interest rates on interest-bearing accounts than in the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net, for the three months ended January 31, 2010 totaled $2.9 million. Other income (expense), net, for the three months ended January 31, 2010 included a $2.2 million gain that represented the difference between 996,250 shares of common stock of Tong Hsing Electronic Industries, Limited, or Tong Hsing, that we received in connection with Tong Hsing’s acquisition of ImPac Technology Co., Ltd., or ImPac, and the carrying value of our investment in ImPac, and a $0.6 million gain that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, which we account for under the equity method of accounting, and a $194,000 gain on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property, and a $211,000 loss that represented our portion of the net loss recorded by ImPac, prior to its acquisition by Tong Hsing. Other income (expense), net, for the three months ended January 31, 2009 included a $2.7 million loss on the interest rate swap agreements related to the mortgage on our Santa Clara Property, a $150,000 loss that represented our portion of the net loss recorded by ImPac and a $98,000 exchange loss, partially offset by a $39,000 gain that represented our portion of the net income recorded by WLCSP.

Provision for Income Taxes

We generated approximately $5.3 million in income before income taxes and $19.3 million in loss before income taxes for the three months ended January 31, 2010 and 2009, respectively. We recorded a provision for income taxes of $467,000 and a benefit from income taxes of $0.9 million for the three months ended January 31, 2010 and 2009, respectively, resulting in effective tax rates of 8.9% and 4.8% for the respective periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. We excluded from the current and prior fiscal years’ overall estimation of annual effective tax rate one jurisdiction with losses for which no benefit can be realized. For the current fiscal year’s overall estimation of annual effective tax rate, we also excluded the tax effect associated with a one-time stock option exchange program for employees to exchange eligible stock options for restricted stock units. See Note 12 — “Employee Stock Purchase, Equity Incentive and Stock Option Plans” to our condensed consolidated financial statements. For the exchanged stock options, we recorded $2.1 million of additional deferred tax assets through a discrete adjustment to the provision for income taxes for the three months ended January 31, 2010. Other discrete adjustments to the Company’s provision for income taxes for the three months ended January 31, 2010 included unfavorable impact from foreign exchange losses associated with our unrecognized tax benefits, adjustments for differences between our finalized tax return and the provision for income taxes recorded for fiscal 2009, and other adjustments to tax provisions from prior years.

It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $10.3 million within the next twelve months due to the lapse of applicable statute of limitations in multiple jurisdictions in which we operated. During the three months ended January 31, 2010, we accrued an additional $0.5 million of interest related to our unrecognized tax benefits.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the three months ended January 31, 2010 and 2009 was $143,000 and $235,000, respectively, which represents the respective 56.2% and 56.1% interest that we did not own in the net loss of SOI.

Nine Months Ended January 31, 2010 as Compared to Nine Months Ended January 31, 2009

Revenues

Revenues for the nine months ended January 31, 2010 increased by 6.6% to approximately $445.8 million from $418.3 million for the nine months ended January 31, 2009. The increase in revenues was due to a 29.4% increase in the unit sales of our image sensor products, reflecting a recovery in product demand from the prior year period, when the economic downturn had negatively affected such demand. This was partially offset by a 17.7% decrease in our ASPs, a result of competitive pricing pressures.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the nine months January 31, 2010 and 2009:

	Nine Months Ended
	January 31,
	2009	2008
OEMs and VARs	53.1%	59.9%
Distributors	46.9	40.1
Total	100.0%	100.0%

OEMs and VARs.   In the nine months ended January 31, 2010, one OEM customer accounted for approximately 11.6% of our revenues. In the nine months ended January 31, 2009, two OEM customers accounted for approximately 11.1% and 10.3% of our revenues. For the nine months ended January 31, 2010 and 2009, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the nine months ended January 31, 2010, one distributor customer accounted for approximately 26.8% of our revenues. In the nine months ended January 31, 2009, one distributor customer accounted for approximately 22.5% of our revenues. For the nine months ended January 31, 2010 and 2009, no other distributor customer accounted for 10% or more of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2010 and 2009:

	Nine Months Ended
	January 31,
	2010	2009
Domestic sales	0.5%	7.2%
Foreign sales	99.5	92.8
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the nine months ended January 31, 2010 was 23.8%, a decrease from 24.6% for the nine months ended January 31, 2009. The principal contributor to the year-over-year decrease in gross margin was the 17.7% decrease in ASP. This was partially offset by: a reduction in our production costs; a decline in the write-down of inventories which totaled approximately $13.5 million during the nine months ended January 31, 2010, as compared to $17.5 million in the nine months ended January 31, 2009; and the increase in the sales of previously written-down products in the nine months ended January 31, 2010 which totaled $8.7 million as compared to $4.2 million in the similar prior year period. In the nine months ended January 31, 2010, we recorded approximately $2.2 million in stock-based compensation expense to cost of revenues, as compared to $2.4 million in the nine months ended January 31, 2009.

Research, Development and Related Expenses

Research, development and related expenses for the nine months ended January 31, 2010 decreased to approximately $57.7 million from approximately $64.3 million for the nine months ended January 31, 2009. As a percentage of revenues, research, development and related expenses for the nine months ended January 31, 2010 and 2009 represented 12.9% and 15.4%, respectively.

The decrease in research, development and related expenses of approximately $6.6 million, or 10.3%, for the nine months ended January 31, 2010 from the similar prior year period resulted primarily from a $2.0 million decrease in non-recurring engineering expenses related to new product development, a $1.5 million decrease in legal expenses primarily related to patent registration activities, a $1.3 million decrease in stock-based compensation expense, a $1.3 million decrease in office and facility expenses, a $477,000 decrease in travel-related expenses and a $385,000 decrease in salary and payroll-related expenses, partially offset by a $0.6 million increase in depreciation and amortization expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended January 31, 2010 decreased to approximately $46.0 million from $48.2 million for the nine months ended January 31, 2009. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2010 and 2009 represented 10.3% and 11.5%, respectively.

The decrease in selling, general and administrative expenses of approximately $2.3 million, or 4.7%, for the nine months ended January 31, 2010 from the similar period in the prior year resulted primarily from a $1.9 million decrease in fees for outside services, a $0.8 million decrease in travel-related expenses, a $0.7 million decrease in office and facility expenses, a $0.7 million decrease in marketing expenses, a $408,000 decrease in stock-based compensation expense and a $245,000 decrease in software expenses, partially offset by a $2.1 million increase in legal expenses related to patent defense and a $0.6 million increase in depreciation expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Goodwill Impairment

During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in our market capitalization and the then-existing global economic downturn, we concluded that there were sufficient factual circumstances for interim impairment analyses. Based on the analyses, we recorded a non-cash goodwill impairment charge of $7.5 million, or 1.8% of revenues, which we included in “Goodwill impairment” for the nine months ended January 31, 2009.

Interest Income (Expense), Net

Interest income (expense), net, for the nine months ended January 31, 2010 declined to an interest expense, net, of approximately $0.6 million from interest income, net, of $2.2 million for the nine months ended January 31, 2009. The reduction in interest income (expense), net, for the nine months ended January 31, 2010 as compared to the corresponding period in the prior year was the result of a $2.4 million reduction in interest income as a result of lower interest rates on our interest-bearing accounts and a $382,000 increase in interest expense associated with long-term borrowings.

Other Income (Expense), Net

Other income (expense), net, for the nine months ended January 31, 2010 totaled $3.7 million. Other income (expense), net, for the nine months ended January 31, 2010 included a $2.2 million gain that represented the difference between 996,250 shares of common stock of Tong Hsing that we received in connection with its acquisition of ImPac and the carrying value of our investment in ImPac, a $1.3 million gain, representing our portion of the net income recorded by WLCSP, a $0.8 million gain on interest rate swap agreements related to the mortgage on the Santa Clara Property, partially offset by a $0.8 million loss that represented our portion of the net loss recorded by ImPac, prior to its acquisition by Tong Hsing. Other income (expense), net, for the nine months ended January 31, 2009 totaled $(3.7 million). Other income (expense), net, for the nine months ended January 31, 2009 included a $0.9 million exchange loss, a $0.7 million loss that represented our portion of the net loss recorded by ImPac and a $2.9 million loss on interest rate swap agreements related to the mortgage on the Santa Clara Property, partially offset by a gain of $451,000, representing our portion of the net income recorded by WLCSP.

Provision for Income Taxes

We generated $5.6 million in income before income taxes for the nine months ended January 31, 2010 and approximately $18.9 million in loss before income taxes for the nine months ended January 31, 2009. We recorded a provision for income taxes of approximately $2.6 million and a benefit from income taxes of approximately $1.0 million for the nine months ended January 31, 2010 and 2009, respectively, resulting in effective tax rates of 46.8% and 5.3% for the respective periods.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. We excluded from the current and prior fiscal years’ overall estimation of annual effective tax rate one jurisdiction with losses for which no benefit can be realized. For the current fiscal year’s overall estimation of annual effective tax rate, we also excluded the tax effect associated with a one-time stock option exchange program for employees to exchange eligible stock options for restricted stock units.  See Note 12 — “Employee Stock Purchase, Equity Incentive and Stock Option Plans” to our condensed consolidated financial statements. For the exchanged stock options, we recorded $2.1 million of additional deferred tax assets through a discrete adjustment to the provision for income taxes for the nine months ended January 31, 2010. Other discrete adjustments to the Company’s provision for income taxes for the nine months ended January 31, 2010 included unfavorable impact from foreign exchange losses associated with our unrecognized tax benefits, adjustments for differences between our finalized tax return and the provision for income taxes recorded for fiscal 2009, and other adjustments to tax provisions from prior years.

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

It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $10.3 million within the next twelve months due to the lapse of applicable statute of limitations in multiple jurisdictions that we operated in.  During the nine months ended January 31, 2010, we accrued an additional $1.4 million of interest related to our unrecognized tax benefits.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the nine months ended January 31, 2010 and 2009 was $199,000 and $0.6 million, respectively, which represents the respective 56.2% and 56.1% interest that we did not own in the net loss of SOI.

Liquidity and Capital Resources

Our principal sources of liquidity at January 31, 2010 consisted of cash, cash equivalents and short-term investments totaling $342.8 million.

Liquidity

Our working capital increased to $415.0 million as of January 31, 2010 as compared to $380.3 million as of April 30, 2009. Our working capital increased as a result of: a $51.4 million increase in short-term investments; a $23.7 million increase in accounts receivable, net, resulting from a revenue increase of $67.9 million for the three months ended January 31, 2010 from the three months ended April 30, 2009; a $16.7 million increase in cash and cash equivalents primarily due to cash provided by operating activities; a $4.8 million increase in inventories; a $4.1 million increase in refundable and deferred income taxes; and a $0.7 million decrease in income taxes payable. These increases in working capital were partially offset by: a $55.1 million increase in accounts payable resulting from an increase in production activities; a $7.0 million increase in accrued liabilities and a $3.6 million increase in deferred revenues, less cost of revenues.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of January 31, 2010, the principal amounts outstanding under the Mortgage Loan and Term Loan were $26.0 million and $7.8 million, respectively.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered in to a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million, or the Construction Loan. As of January 31, 2010, we had borrowed approximately $9.5 million under the Construction Loan.

SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.5 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At January 31, 2010 and April 30, 2009, there were no borrowings outstanding under these facilities.

Cash Flows from Operating Activities

For the nine months ended January 31, 2010, net cash provided by operating activities totaled approximately $65.4 million as compared to $29.0 million for the corresponding period in the prior year. The principal components of the current year amount were: a net income of approximately $3.0 million for the nine months ended January 31, 2010; adjustments for non-cash charges of $18.2 million in stock-based compensation, $17.4 million in depreciation and amortization, $13.5 million in write-down of inventories, $5.2 million in gains on equity investments and $0.8 million in gains on interest rate swaps; a $52.8 million increase in accounts payable; a $3.6 million increase in deferred revenues, less cost of revenues; a $1.4 million increase in accrued expenses and other current liabilities; and a $1.2 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $23.7 million increase in accounts receivable, net; a $14.0 million increase in inventories; a $2.6 million increase in refundable and deferred income taxes and a $122,000 decrease in deferred tax liabilities. The $23.7 million increase in accounts receivable, net, reflects the increased level of revenues during the nine months ended January 31, 2010, partially offset by faster collection, as reflected in days of sales outstanding which declined to 40 days as of January 31, 2010 from 44 days as of April 30, 2009. The $14.0 million increase in inventories resulted from the need to support an increased level of revenues during the nine months ended January 31, 2010. The $3.6 million increase in deferred revenues, less cost of revenues, was due to an increase in sales to distributors during the nine months ended January 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

For the nine months ended January 31, 2009, net cash provided by operating activities totaled approximately $29.0 million. The principal components of the amount were: a net loss of approximately $17.9 million for the nine months ended January 31, 2009; adjustments for non-cash charges of $20.1 million in stock-based compensation, $17.5 million in write-down of inventories, $13.8 million in depreciation and amortization, $7.5 million in goodwill impairment charges, $2.9 million from loss on interest rate swaps and $2.4 million of gains in equity investments; a $59.0 million decrease in accounts receivable, net, and a $0.8 million increase in income taxes payable. These increases were partially offset by: a $47.2 million increase in inventories; a $15.0 million decrease in accounts payable; a $5.8 million decrease in accrued expenses and other current liabilities; a $3.5 million increase in deferred income taxes and a $1.4 million decrease in deferred tax liabilities. The $59.0 million decrease in accounts receivable, net, reflects the lower level of revenues during the nine months ended January 31, 2009, with the days of sales outstanding declining to 53 days as of January 31, 2009 from 56 days as of April 30, 2008. The $47.2 million increase in inventories resulted in a decrease in annualized inventory turns to 1.7 as of January 31, 2009 from 4.3 as of April 30, 2008.

Cash Flows From Investing Activities

For the nine months ended January 31, 2010, our cash used in investing activities totaled $61.8 million as compared to approximately $16.2 million for the corresponding period in the prior year, due to $51.5 million in net purchases of short-term investments and $10.2 million in purchases of property, plant and equipment. For the nine months ended January 31, 2009, our cash used in investing activities totaled $16.2 million, due primarily to: $27.8 million in purchases of property, plant and equipment and $1.4 million in a long-term investment in ImPac, partially offset by $12.9 million in net sales of short-term investments.

Cash Flows From Financing Activities

For the nine months ended January 31, 2010, net cash provided by financing activities totaled approximately $13.0 million as compared to net cash used by financing activities of $4.8 million during the corresponding period in the prior year. This change was due to $9.5 million in borrowings and $6.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, partially offset by $2.7 million used to repay long-term borrowings. For the nine months ended January 31, 2009, net cash used in financing activities totaled approximately $4.8 million. This net use of cash by financing activities was due primarily to $12.9 million in repurchases of our common stock, partially offset by $4.4 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $3.8 million in proceeds from net long-term borrowings.

Capital Commitments and Resources

Over the next two years, we expect to invest a total of approximately $33.7 million in OTC, of which we have already contributed $21.1 million. The funding requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a concomitant commitment to spend approximately $33.7 million to develop the land. The remainder of our capital commitments to OTC will be financed via the Construction Loan. See Note 16 — “Commitments and Contingencies” to our condensed consolidated financial statements.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements and capital investment in OTC, we expect our capital requirements totaling approximately $10.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, and Shanghai OmniVision Semiconductor Technology, Co. Ltd, or OST. We formed OST during the three months ended October 31, 2008, for the purpose of expanding our testing capabilities in Shanghai, China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 31, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$12,398	$4,934	$6,575	$889	$—
Debt obligations (1)	43,277	4,286	8,054	6,966	23,971
Noncancelable orders (2)	89,489	89,489	—	—	—
Total contractual obligations	145,164	98,709	14,629	7,855	23,971

Other Commercial Commitments:
OST (3)	8,500	8,500	—	—	—
Total commercial commitments	8,500	8,500	—	—	—
Total contractual obligations and commercial commitments	$153,664	$107,209	$14,629	$7,855	$23,971

(1)          In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of January 31, 2010, we borrowed approximately $9.5 million under the Construction Loan. See Note 8 —“Borrowing Arrangements” to our condensed consolidated financial statements.

(2)          Noncancelable orders represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)          During the three months ended October 31, 2008, we formed OST, a new wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. We contributed $1.5 million in January 2009, as required under the terms of our capital commitment. We are required to contribute the remaining $8.5 million of a $10.0 million commitment by October 16, 2010. See Note 16 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of January 31, 2010, the long-term income taxes payable was $83.7 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of January 31, 2010 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board updated the authoritative guidance for fair value measurements with new disclosure requirements. These requirements include disclosures on the transfers of assets and liabilities between Level 1 (measurements based on quoted prices in active markets for identical assets or liabilities) and Level 2 (measurements based on significant other observable inputs) of the fair value measurement hierarchy, and a roll-forward of activities on purchases, sales, issuance, and settlements of Level 3 (measurements based on significant unobservable inputs) assets and liabilities. We are required to follow the disclosure requirements in our fourth quarter of fiscal 2010, except for the disclosure on roll-forward activities for Level 3 fair value measurements, which will become effective for us in our first quarter of fiscal 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have any material impact on our financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sell our products globally, in particular to OEMs, VARs and distributors in China, Japan, Korea and Taiwan.

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

As of January 31, 2010, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three and nine months ended January 31, 2010 and 2009 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities and in variable rate demand notes, which have a final maturity date of up to 39 years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of January 31, 2010, we did not hold any auction rate securities or variable rate demand notes.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income (expense), net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and nine months ended January 31, 2010.

In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million, or the Construction Loan. As of January 31, 2010, we borrowed approximately $9.5 million under the Construction Loan. Interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.3% at January 31, 2010. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2010, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and nine months ended January 31, 2010.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended January 31, 2010, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have reached a global settlement of the coordinated litigation.  Under the settlement, the insurers will pay the full amount of settlement share allocated to us, and we will bear no financial liability. Our company, as well as our company’s officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have appealed the Court’s October 5, 2009 final approval order to the Second Circuit Court of Appeals. If for any reason the settlement does not become effective, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants, including the Company, and the motion to dismiss with prejudice, filed by all of the underwriter defendants. The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit, which remains pending. In accordance with the briefing schedule set by the Ninth Circuit on August 18, 2009, plaintiff filed her opening brief on August 26, 2009.  On October 2, 2009, the underwriter defendants/appellees/cross-appellants filed their answering brief, and the moving issuers/appellees filed their principal brief as well.  Plaintiff/appellant/cross-appellee filed her response and reply briefs on November 2, 2009. The underwriter defendants/appellees/cross-appellants filed their reply brief on November 17, 2009. The Ninth Circuit Court of Appeals has not set a hearing date. No discovery has taken place.

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

These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased pricing pressures, restructuring expenses and associated diversion of management’s attention, excess inventory and increased difficulty in accurately forecasting product demand and planning future business activities. If the economy or markets into which we sell our products fail to recover, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 65% and 60% of our revenues in fiscal 2009 and the nine months ended January 31, 2010, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2010 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we believe the market for mobile phones is also relatively concentrated and the top five producers account for more than 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers and the assembly of our CameraCube imaging devices. In addition, we rely on Advanced Semiconductor Engineering, Inc. and on ImPac, our former equity investee, for substantially all of our ceramic chip packages. In December 2009, Tong Hsing acquired ImPac and assumed control of its operations. We rely on XinTec and WLCSP, two investee companies, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is ImPac, to perform the necessary wafer probe tests and prepare good die for use in a form called chip-on-board, a process called reconstructing wafers. The current global economic conditions could adversely affect these service providers’ ability to continue to fulfill our packaging, color filter processing and related requirements. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $33.8 million as of January 31, 2010. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our consolidated balance sheets. Also, we have to record their fair value changes in our consolidated statements of operations, in “Other income (expense), net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. We are continually working to improve our sales forecasting procedures. The current domestic and global economic conditions have made it extremely challenging to accurately predict customer demand because recent demand has decreased and historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often place noncancelable orders with our manufactures to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages for certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors could result in our failure to achieve anticipated revenue for a particular period. Such a delay, cancellation or reduction could be caused by, among other things, such customers or distributors being materially and adversely affected by the current domestic and global economic conditions. In addition, if we are unable to retain one or more of our largest OEM, distributor or VAR customers, or if we are unable to maintain our current level of revenues from one or more of these significant customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2009, approximately 59.5% of our revenues came from sales to our top five customers. In addition, in the nine months ended January 31, 2010, one OEM customer accounted for approximately 11.6% of our revenues, and one distributor customer accounted for approximately 26.8% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2010, our intangible assets totaled approximately $2.6 million and our long-term investments totaled approximately $90.8 million.

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

As of January 31, 2010, we held cash and cash equivalents totaling $274.5 million, and short-term investments totaling $68.3 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of January 31, 2010, we did not hold any illiquid investments and we have not realized any losses. However, recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate this type of securities at short notice, such liquidation could result in losses of principal.

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

We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a company that provides chip scale packaging services, and in June 2003 we made an investment in ImPac, a packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of additional shares of XinTec. In May 2007, we acquired a portion of the registered capital of WLCSP, a company that also provides chip scale packaging services. In December 2009, Tong Hsing acquired ImPac in a stock-for-stock exchange and we now hold shares in Tong Hsing.

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

As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold equity interests in three companies from which we purchase certain manufacturing services. Under the applicable provisions of generally accepted accounting principles in the United States of America, we currently consolidate one of these joint ventures into our consolidated financial statements and results of operations, and record the equity interests that we do not own as noncontrolling interests. For the investments that we account for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or other investees could change. Such changes have in the past, and could in the future result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

During fiscal 2009 and the nine months ended January 31, 2010, approximately 42.0% and 46.9%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2009 and the nine-month period ended January 31, 2010. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through January 31, 2010, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on March 8, 2010 was $15.93 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the third quarter of fiscal 2010.

ITEM 6.   EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: March 12, 2010

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 12, 2010

	By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.