Form 10-K
period 2010-04-30
OMNIVISION TECHNOLOGIES INC
filed 2010-06-30
CIK 1106851

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 31, 2009, the last business day of Registrant's most recently completed second fiscal quarter, there were 39,835,729 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on October 31, 2009) was approximately $488.4 million. Shares of Registrant's common stock held by the Registrant's executive officers and directors and by each entity that owns five percent or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of June 23, 2010, 53,181,090 shares of common stock of the Registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2010 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2010

PART I

ITEM 1.    BUSINESS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as "anticipates," "believes," "expects," "intends," "may," "outlook," "plans," "seeks," "will" and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in market interest rates, the geographic distribution of our sales and end users of our products and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part I under the caption "Item 1A. Risk Factors," beginning on page 18 of this Annual Report and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

        OmniVision, the OmniVision logo, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCube, OmniBSI, OmniBSI-2, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP and SquareGA are trademarks of OmniVision Technologies, Inc. Wavefront Coded is a registered trademark of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc. Wavefront Coding is a trademark of OmniVision CDM Optics, Inc.

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

  Current Economic Environment

        We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image-sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for, and acceptance of, this technology.

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

        Since our second quarter of fiscal 2010, we have seen early signs suggesting that some major economies are returning to positive growth. We also believe our sales trend will improve, beginning with our first quarter of fiscal 2011. However, it is uncertain whether the current resumption of economic growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be further materially and adversely affected.

  Market Environment

        We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and webcam market, the digital still camera, or DSC, market, the security and surveillance market, the entertainment market, and the automotive and medical markets.

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

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision by a device manufacturer to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor which makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 1.8 billion image sensors. We believe that these quantities demonstrate the continuing capabilities of our supply chain, including our sources of offshore fabrication.

        We outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to an investee joint venture company. With our CameraCube products, we also collaborated with the industry's leading wafer-level lens suppliers, and outsourced the assembly process. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

        To increase and enhance our production capabilities, we work closely with Taiwan Semiconductor Manufacturing Company Limited, or TSMC, our principal wafer supplier. TSMC is one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities at which our products can be produced. VisEra Technologies Company, Ltd., or VisEra, our joint venture with TSMC, and our investments in three key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers.

        We currently perform the final testing of the majority of our products at our own facility in China. As necessary, we will make further investments to expand our testing and production capacity, as well as our overall capability to design additional custom products for our customers.

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

        Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second fiscal quarter of 2010, we believe the historical seasonal cycle to our business has returned. In addition to being stronger than our first and fourth fiscal quarters, historically our gross revenues in our second and third fiscal quarters have typically been comparable. Recently, however, an increase in end-customer demand related to the holiday season accelerated the timing of our customers' purchases from our third fiscal quarter to our second fiscal quarter. If this trend continues in future years, it could result in the quarter-to-quarter fluctuation of our revenues differing from our historical seasonal cycles.

        We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery. We also believe that, like the DSC market, mobile phone and notebook and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market and the recent introduction of the netbook product segment within the notebook computer market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

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

        In addition, from time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. While these efforts have rarely had any long-term success, the new entrants do sometimes manage to gain market share in the short-term by pricing their products significantly below current market levels which puts additional downward pressure on the prices we can obtain for our products.

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. We introduced our CameraCube products in February 2009. Depending on the adoption rate and unit volume, we believe these products may partially mitigate the rate of ASP decline. In order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

        Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected yield issues with future products. During the early stages of production, production yields and gross margins for new products are typically lower than those of established products. We can encounter unexpected manufacturing issues, such as unexpected back-end yield problems. In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. Given the current economic uncertainty, the visibility of our business outlook is extremely limited and forecasting is even more difficult than under normal market conditions. As a result, it is possible that we could suffer from shortages of certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be in excess of expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and consequently, they have a favorable impact on gross margins.

  Technology

        In February 2008, we announced the introduction of our OmniPixel3-HS™ architecture. It is our most advanced generation of front side illumination, or FSI, OmniPixel® architecture. With OmniPixel3-HS, light is captured on the front side of the chip, and it forms the basis of our 1.75 µm FSI imaging pixel.

        In May 2008, we announced a new approach to CMOS image sensor design we call OmniBSI™ technology. OmniBSI technology is based on a concept referred to as back side illumination, or BSI. Our first OmniBSI product, an 8-megapixel image sensor, is built using an advanced 1.4 µm pixel. We believe we are the first image-sensor company to design and implement a viable process for the cost-effective mass production of BSI sensors.

        All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. With our OmniBSI architecture, the image sensor receives light through the back side of the chip. As a result, there is no metal wiring to block the image light, and the entire backside of the image sensor can be photo-sensitive. Not only does this enable the sensor to produce a superior image, it also permits the front of the chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality. Capturing light on the back side of the image sensor also allows us to reduce the distance the light has to travel to the pixels, and thus provide a wider angle of light acceptance. Widening the angle of acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera.

        In February 2009, we announced the introduction of our CameraCube technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCube devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCube solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers. Although currently our customers primarily use our CameraCube devices as secondary cameras in mobile handsets, going forward, we anticipate that they will also be used as the primary camera in mobile handsets.

        In February 2010, we announced the introduction of our new OmniBSI-2™ architecture. The OmniBSI-2 architecture represents our second-generation BSI technology, and forms the basis of our first 1.1 µm imaging pixel, built on the advanced 300 mm copper process at TSMC.

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

  Image Projection Technology

        In March 2010, we acquired Aurora Systems, Inc., or Aurora, a privately-held company incorporated in California. Aurora is a supplier of liquid crystal on silicon, or LCoS, devices for use in mobile projection applications and high definition home theater projection systems. With the acquisition of Aurora, we acquired advanced image projection technology to capitalize on trends in the emerging video-centric consumer market.

Products

        Our main products, CameraChip image-sensing devices, are used to capture images electronically and are used in a number of consumer and commercial mass-market applications. Our image-sensor products have a variety of features, including:

Product Features

CMOS CameraChip image sensors	Color or black and white
Illumination Technique	Front side illumination or back side illumination
Resolutions	CIF (352 × 288 pixels) to 14.6-megapixels (4,416 × 3.312 pixels)
Output signal	Analog and digital
Operating voltage	5 volt to 1.2 volt
Optical lens/array size	1/18 to 1/2 inch formats
Interface chips	For connecting to computers and other devices

        In addition, we design and develop another category of products which we refer to as CameraCube imaging devices. They are image sensors with integrated wafer-level optics. We also supply companion chips used to connect our image sensors to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to notebook and webcams and other industry standard interfaces. In addition, we provide companion digital signal processors, or DSP, that perform compression in standardized still photo and digital video formats.

        We also design and develop standard software drivers for Linux, Mac OS and Microsoft Windows, as well as for embedded operating systems such as Blackberry OS, Palm OS, Symbian, Windows CE, Windows Embedded and Windows Mobile. These software drivers accept the image data being received from the USB, provide data decompression, if required, and manage interface protocols with the camera. We have designed these drivers for speed and flexibility and to allow easy customization of the user interface. We do not record any revenue from this software, which we provide to our customers as an element of customer support.

  New Products

        In June 2009, we introduced three new devices based on the OmniBSI architecture. The first device is the OV5650, a 1/4-inch 5-megapixel image sensor with 1.75 µm OmniBSI pixels. The OV5650 is designed specifically to address consumer demand for DSC quality imaging in a mobile phone. Its low-light sensitivity exceeds 1,400 mV/(Lux-sec) and its signal-to-noise ratio is less than 70 lux. The second device is the OV2665, a 2-megapixel image sensor with the same 1.75 µm OmniBSI architecture. It has an integrated signal processor with features such as lens correction, auto exposure, auto white balance, and auto flicker. The last device is the OV5653. It is also based on our latest 1.75 µm OmniBSI architecture, but designed specifically for the DSC and digital video market. In video mode, OV5653 can deliver 720p at 60 frames per second, or FPS, and full high definition, or HD, 1080p at 30 FPS.

        In July 2009, we introduced the OV9715, a 1/4-inch 1-megapixel image sensor with OmniPixel3-HS pixels. The OV9715 is specifically designed for advanced automotive imaging applications, such as advanced forward-looking, 360 degree bird's eye view, and parking assistance systems. It is also optimized for use in automotive vision and sensing system combinations, such as rear view and trajectory based lane departure warning systems.

        In July 2009, we also introduced the OV7739, a 1/7.5-inch VGA image sensor with OmniPixel3-HS pixels. The OV7739 is designed to address the low-light sensitivity demands of the notebook PC market. It supports high quality video conferencing and recording at 30 FPS in VGA resolution and 60 FPS in quarter-VGA, or QVGA, resolution.

        In August 2009, we introduced the OV2710, a 1/3-inch 2-megapixel image sensor with 3 µm OmniPixel3-HS pixels. The OV2710 is a native 1080p HD image sensor with a low-light performance of 3,300 mV/(Lux-sec), dark current of 20 mV/sec and a dynamic range of 72dB. This allows the OV2710 to operate in low-light situations down to 15 lux and below, enabling it to deliver high-end video conferencing and recording capabilities in a wide variety of applications including notebooks, webcams, digital video camcorders, DSCs, mobile phones and other ultra portable devices.

        In September 2009, we introduced the OV2715, a 1/3-inch 1080p HD image sensor with OmniPixel3-HS pixels. The OV2715 is designed for the mainstream IP camera and HD closed caption television markets. It offers the HD video format with a display resolution of 1920 × 1080 pixels, and operates at 30 FPS.

        In October 2009, we introduced the OV7675, a 1/9-inch VGA image sensor with 2.5 µm OmniPixel3-HS pixels. This image sensor is designed for the entry-level and mainstream mobile phone markets. The OV7675's small form factor also enables ultra-thin camera modules that notebook and webcam manufacturers require. This device has a low-light sensitivity of 1,800 mV/(Lux-sec) and is capable of operating at 30 FPS in full resolution.

        In January 2010, we introduced the OV14810, a 14.6-megapixel image sensor built on our 1.4 µm OmniBSI technology. The 1/2.33-inch OV14810 has an active array of 4,416 × 3,312 BSI pixels, operating at 15 FPS in full resolution, or delivering full 1080p HD video at 60 FPS, using a binning feature to achieve higher sensitivity. In full HD video mode, the sensor also provides additional pixels for electronic image stabilization. The new OV14810 allows consumers to use one device for capturing both photo and HD video moments.

        In January 2010, we also added the new OVM7692 VGA CameraCube solution to our portfolio of CameraCube imaging devices. The OVM7692 is a complete VGA camera solution, including digital video port, or DVP, and mobile industry processor interface, or MIPI, serial output interface support, automatic luminance detection and an integrated electromagnetic interference, or EMI, solution. The OVM7692 features our proprietary OmniPixel3-HS architecture. The OVM7692's compact size (2.8 × 3.2 × 2.5 mm) also ranks among the smallest VGA modules in the industry.

        In January 2010, we also introduced the OV9726, our first native HD video sensor built on our 1.75 µm OmniBSI pixel technology. The compact 1/6-inch OV9726 delivers 720p HD video at 30 FPS, making it ideal for high-performance HD cameras in notebooks, webcams, mobile phones, portable media players, or PMPs, and other mobile entertainment devices. The OV9726 achieves excellent low-light sensitivity of 1,480 mV/lux-sec in the smallest available form factor of 1/6.5-inch.

        In February 2010, we introduced the OV5647, a 1/4-inch 5-megapixel raw image sensor with 1.4 µm OmniBSI pixels. The OV5647 is a cost-effective, high-performance mobile imaging solution, offering the performance and size benefits of BSI technology while allowing mobile phone designs to utilize existing baseband or applications processors for image processing functions. The OV5647 also delivers 720p HD video at 60 FPS and 1080p HD video at 30 FPS.

        In April 2010, we introduced the OV10630 which expanded our portfolio of security products. This system-on-a-chip, or SOC, sensor captures HD-quality color video in any environment, including low-light scenes or high-contrast lighting conditions, by combining 720p HD video with advanced low-light sensitivity and color high dynamic range, or HDR, in a 1/2.7 inch optical format. Using our proprietary new HDR processing technology, the OV10630 delivers 110dB dynamic range in black and white, and 100dB + in color, providing clear, fully-processed YUV color HDR video output. By integrating a full image processing pipeline, the OV10630 accelerates time-to-market and reduces the system bill of materials.

Strategic Investments and Acquisitions

  Joint Venture with TSMC

        On October 29, 2003, we entered into an agreement with TSMC, to form VisEra, a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to CMOS image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, we and TSMC formed VisEra Holding Company, or VisEra Cayman, a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. We and TSMC have equal interests in VisEra Cayman.

        Through April 2007, our contribution to VisEra and VisEra Cayman totaled approximately $51.6 million, effectively meeting our commitment under the terms of a January 2007 amendment to the joint-venture agreement, in which we and TSMC have agreed to commit a total of $112.9 million to the joint venture. We have not made any subsequent contributions into VisEra and VisEra Cayman.

        We initially accounted for our investment in VisEra under the equity method. Between August 1, 2005 and December 31, 2006, under the applicable authoritative accounting guidance for a variable interest entity, or VIE, VisEra was considered a VIE, and we were the primary beneficiary. Accordingly, we consolidated VisEra's operating results. On January 1, 2007, VisEra ceased to meet the definition of a VIE. Consequently, we deconsolidated VisEra on January 1, 2007, and since then have accounted for our investment in VisEra under the equity method. See Note 5—"Long-Term Investments" and Note 19—"Related Party Transactions" to our consolidated financial statements.

  Joint Venture with Powerchip Semiconductor Corporation

        In May 2004, we entered into an agreement with Powerchip Semiconductor Corporation, or PSC, a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish Silicon Optronics, Inc., or SOI, a joint venture in Taiwan. We contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, we assumed control of the board of directors of SOI and we have consolidated SOI since April 30, 2005. The purpose of SOI was to manufacture, market and sell certain of our legacy products. Toward the end of fiscal 2010, SOI began to ship niche products into other markets, including touch panels that track touches with optical sensors and linear sensors. As of April 30, 2010, we owned 43.8% of SOI. See Note 6—"Consolidated Affiliate—Silicon Optronics, Inc." and Note 19—"Related Party Transactions" to our consolidated financial statements.

  Acquisition of CDM

        In April 2005, we completed the acquisition of CDM. CDM is the exclusive licensee from an affiliate of the University of Colorado of a patented technology, known as Wavefront Coding technology, that increases the performance of an imaging system by substantially increasing the depth of field and/or correcting optical aberrations within the image. The closing consideration for the acquisition consisted of $10.0 million in cash, approximately 515,000 shares of our common stock, and a contingent consideration of $10.0 million in cash. The contingent period expired on April 19, 2009 and the payout of the contingent consideration was unnecessary.

        During the three months ended October 31, 2008, we performed our "Goodwill" impairment analysis in accordance with the applicable authoritative accounting guidance. The reduction of our market capitalization and the global economic downturn prompted our management to perform such analysis. As a result of such analysis, we recorded a full impairment of $7.5 million of the "Goodwill" related to our acquisition of CDM.

  Acquisition of Aurora

        In March 2010, we acquired Aurora. Aurora designs, markets and sells LCoS based microdisplay panels. These microdisplay panels are used for projection applications in consumer electronics, industrial, aerospace and mobile viewing platforms. We believe there is an emerging trend for video-centric applications in the consumer market. The advanced image projection technology we acquired through Aurora is intended to enable us to capitalize on this trend. Our closing consideration for the acquisition was approximately $5.6 million in cash, $0.5 million of which has been placed in escrow to compensate us for certain damages that may occur. There are no additional contingent considerations associated with this acquisition.

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

        CMOS image sensors are typically less expensive to produce and consume significantly less power than CCDs. When originally introduced, the quality of CMOS image sensors lagged behind that of CCDs, but in recent years, advances in semiconductor manufacturing processes and design techniques have led to significant improvements in CMOS image sensor performance and image quality. Smaller circuits and better current control made it possible to design CMOS image sensors that provide image quality comparable to that of CCDs of comparable resolution. As a result, CMOS image sensors are now widely used in camera-equipped mobile phones, notebook and webcams, DSCs, security and surveillance systems, entertainment applications, and increasingly in automotive and medical applications, all areas where high image quality, low power consumption, small size and low cost are important considerations.

        Most current CMOS image sensors operate on FSI technology, in which the image sensor captures light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel. In May 2008, we introduced a new architecture based on BSI technology in which, as its name implies, the image sensor captures light on the back side of the chip. The advantages of BSI technology over conventional FSI technology are discussed in more detail under the sub-heading "Technology" on page 7 above.

  CMOS Image Sensors versus CCD Image Sensors

        One of the critical differences between CCD and CMOS image sensors is the way in which each processes an electrical charge, or a signal. Cameras employing CCDs require an additional integrated circuit called an analog-to-digital converter to convert a signal from analog to digital format. In contrast, image sensors based on the CMOS manufacturing process are able to integrate a number of functions on one device, enabling all of the conversion circuitry to be incorporated in a single image sensor chip. This high level of integration reduces the overall number of components and system complexity, and reduces the space required for them.

  Market Opportunity

        Demand for CMOS image sensors for use in mobile phones continued to account for a substantial portion of our revenue in fiscal 2010. Other applications and markets that we are currently serving or that are developing include embedded applications for notebook and webcams, security and surveillance, entertainment applications, DSC, and automotive and medical applications. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.

Customers

        We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2010, we shipped approximately 475 million image sensors, an increase of 41.3% from approximately 335 million image sensors in fiscal 2009.

        In fiscal 2010, we derived approximately 51.5% of our revenues from sales to OEMs and VARs and approximately 48.5% of our revenues from sales through distributors. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2010 was Foxconn Technology Group, or Foxconn, which accounted for approximately 11.2% of our revenues. The one distributor that accounted for 10% or more of our revenues in fiscal 2010 was World Peace Industrial Group, or World Peace, which accounted for approximately 27.0% of our revenues. No other OEM, VAR or distributor accounted for 10.0% or more of our fiscal 2010 revenues.

Sales and Marketing

        We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2010, our sales and marketing organization had a total of 173 full-time employees. We also had eleven independent distributors, nine of which are located outside the United States.

        Sales outside of the United States represented approximately 98.4%, 93.3% and 99.4% of our revenues in fiscal 2008, 2009 and 2010, respectively. We expect that sales outside of the United States will continue to account for a very large proportion of our revenues. We use distributors outside the United States principally to facilitate the logistics of the transactions in question and provide credit to end-user customers. These distributors also assume responsibility for collections, product returns and customer support.

        In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our image-sensor solutions. Sales and marketing expenses for fiscal 2008, 2009 and 2010 were approximately $62.2 million, $62.6 million and $61.5 million, respectively.

Research and Development

        We have designed the internal structure of our CMOS CameraChip and CameraCube image sensors in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that we can rapidly modify for use in new product developments. We design circuit improvements so that we can transfer them readily to other CameraChip image sensor products to help reduce total development time and cost for new products. Recently, we also introduced the CameraCube imaging devices by integrating our image sensors with wafer-level optics. We developed our wafer-level optical technology with scalability and manufacturability in mind, enabling us to introduce a larger portfolio of

CameraCube products in the future. As of April 30, 2010, we had a total of 415 full-time employees engaged in research and development. Research, development and related expenses for fiscal 2008, 2009 and 2010 were approximately $79.4 million, $84.9 million and $77.3 million, respectively.

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip and CameraCube image sensors. As of April 30, 2010, we have been issued 160 United States patents which expire between October 2015 and November 2027. We have also received 207 foreign patents which expire between April 2016 and December 2027. As of April 30, 2010, we have 166 additional United States patent applications pending, of which three have been allowed, and we have 290 foreign patent applications pending, of which five have been allowed.

        We have in the past been, currently are and may in the future be, subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation against us would likely be time-consuming and expensive to resolve and would divert management's time and attention.

Manufacturing

  Wafer Fabrication

        Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing for image sensors to TSMC and PSC. Our image sensor products are currently fabricated using standard line geometries processes at 0.11 µm, 0.13 µm, 0.18 µm and 0.25 µm. In addition, TSMC fabricates our companion DSP and interface chips.

  Color Filter Application

        The majority of our fiscal 2010 image sensor sales were color image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixels in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel. We outsource these manufacturing steps to VisEra.

  Wafer Probe Testing

        Wafers that are designated for chip-on-board, or COB, packaging are tested using a process called wafer probe testing. We outsource wafer probe testing to King Yuan Electronics Co., Ltd. and Tong Hsing Electronic Industries, Ltd., or Tong Hsing, an investee company.

  CameraCube Assembly

        We introduced the CameraCube imaging devices near the end of fiscal 2009. To manufacture the CameraCube imaging devices, we have to stack wafer-level optics onto our image sensors. We outsource this manufacturing procedure to VisEra.

  Packaging

        In the case of chip scale packaged, or CSP, products, after wafer fabrication, color filter application, if required, and micro-lens application, the wafers are packaged and then diced into chips. With the exception of CSP products, the wafers are diced first and then packaged. We design our products to use standard packaging that is widely used for optical image sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. For a portion of our product lines, we rely on Siliconware Precision Industries Co., Ltd. and Tong Hsing for substantially all of our ceramic chip packaging. We rely on XinTec, an investee company, for our CSP products, which are generally designed for the smallest form factor applications. In the case of COB packaging, we rely on Tong Hsing to prepare good die for use in a delivery format referred to as reconstructed wafers. See Note 5—"Long-Term Investments" to our consolidated financial statements for a further description of our relationships with XinTec and Tong Hsing.

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

Backlog

        Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2009 and 2010, our backlog was approximately $70.8 million and $156.8 million, respectively. The increase in our backlog reflects, in part, an increase in product demand. Our current backlog is subject to cancellation or changes in delivery schedules, and may not necessarily be an indication of future revenue.

Employees

        As of April 30, 2010, we had a total of 1,450 full-time employees, 377 located in the U.S., 895 in China and the remainder in Finland, Germany, Japan, Singapore, South Korea, Taiwan, Sweden and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any material work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

        For information about revenue and long-lived assets by geographic region/country, see Note 17—"Segment and Geographic Information" in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Executive Officers of the Registrant

        The following persons are our executive officers as of the date of this report:

Name	Age	Position
Shaw Hong	72	Chief Executive Officer, President and Director
Anson Chan	41	Vice President of Finance and Chief Financial Officer
Y. Vicky Chou	47	Vice President of Global Management and General Counsel
Dr. John T. Yue	63	Vice President of Quality and Reliability
Bruce Weyer	47	Vice President of Worldwide Marketing
Henry Yang	45	Vice President of Engineering and Director
Ray Cisneros	47	Vice President of Worldwide Sales
John Li	42	Vice President of System Technologies

        Shaw Hong, one of our cofounders, has served as one of our directors and as our Chief Executive Officer and President since May 1995. Mr. Hong holds a B.S. degree in electrical engineering from Jiao Tong University in China and an M.S. degree in electrical engineering from Oregon State University.

        Anson Chan has served as our Vice President of Finance and Chief Financial Officer since October 2008 at which time he assumed the additional position of Chief Financial Officer. From February 2007 to present, Mr. Chan has served as our Vice President of Finance. From July 2006 to February 2007, Mr. Chan served as our Vice President of Business Strategy. From September 1997 to July 2006, Mr. Chan served in various positions with PricewaterhouseCoopers, LLP, a public accounting firm, most recently as a Senior Manager. Mr. Chan holds a B.S. degree in economics and a B.S. degree in engineering from the University of Pennsylvania and an M.B.A. degree in business strategy and operations management from the University of Chicago. Mr. Chan is also a Certified Public Accountant licensed in the State of California.

        Y. Vicky Chou has served as our Vice President of Global Management and General Counsel since August 2009. From June 2003 to August 2009, Ms. Chou served as our Vice President of Legal and General Counsel. From February 2003 to June 2003, Ms. Chou served as our Corporate Counsel. From August 1999 to January 2003, Ms. Chou was an attorney at Heller Ehrman White & McAuliffe LLP. From June 1997 to July 1999, Ms. Chou was an attorney/corporate specialist at Coudert Brothers LLP. Ms. Chou received a B.S. degree in anthropology from Temple University, an M.B.A. degree from St. Joseph's University and a J.D. degree from Santa Clara University.

        Dr. John T. Yue has served as our Vice President of Quality and Reliability since February 2005. From September 1999 to February 2005, Dr. Yue was employed by TSMC, a semiconductor foundry, where he served as Vice President of Quality and Reliability from September 1999 to June 2002 and as Vice President of Technology with the company's North America operations from July 2002 to February 2005. Prior to joining TSMC, Dr. Yue was employed for 17 years by Advanced Micro Devices, or AMD, a semiconductor company, where he held various positions, including Director of Reliability and Quality in the Corporate Quality Division and was an AMD fellow. Prior to AMD, Dr. Yue held management positions at National Semiconductor and Texas Instruments. He holds a B.S. degree in physics from the Massachusetts Institute of Technology, a Ph.D. and an M.S. degree in physics from Stanford University, and an M.B.A. degree from Southern Methodist University.

        Bruce Weyer has served as our Vice President of Worldwide Marketing since August 2009. From August 2007 to August 2009, Mr. Weyer served as our Vice President of Marketing. From June 1998 to August 2007, Mr. Weyer served as Senior Director of Marketing for the Advanced Products and Processing Solution groups, and Senior Director of Business Operations at Xilinx, a provider of programmable platforms. Prior to joining Xilinx, Mr. Weyer was employed for eight years by Actel Corporation, a provider of system and power management solutions, where he held various positions, including Director of Product Marketing and Business Development. Prior to Actel, Mr. Weyer held marketing and engineering positions at AMD and Lockheed Missiles and Space Company, Inc., an operating unit of Lockheed Martin, a security and information technology company. Mr. Weyer holds a B.S. degree in Electrical Engineering from Purdue University and an M.B.A. degree from Santa Clara University.

        Dr. Henry Yang has served as our Vice President of Engineering since February 2007. In addition, Dr. Yang has served as one of our directors since his appointment in February 2010. From February 2003 to January 2007, Dr. Yang served as our Director of Engineering. Prior to February 2003, Dr. Yang held various engineering positions since joining our company in April 1996. Dr. Yang holds B.E., M.E. and Ph.D. degrees in Electrical Engineering from the Tsinghua University in China.

        Ray Cisneros has served as our Vice President of Worldwide Sales since August 2009. From September 2006 to August 2009, Mr. Cisneros served as our Vice President of Sales. From December 2004 to September 2006, Mr. Cisneros served as our Director of Sales and Marketing for North

American Sales. Prior to December 2004, Mr. Cisneros held various sales positions since joining our company in October 2002 including key account management, regional management and sales operations roles. Prior to joining our company, Mr. Cisneros held various senior management positions in the area of sales and marketing for companies in the fiber optics and semiconductor industries, including Sagitta, Inc., a provider of manufacturing equipment solutions for the fiber-optics industry, UMC, a semiconductor foundry, and Novellus Systems, Inc., a provider of manufacturing equipment for the semiconductor industry. Mr. Cisneros holds a B.S. in Metallurgical Engineering from Illinois Institute of Technology and an M.B.A. from Golden Gate University.

        John Li has served as our Vice President of System Technologies since August 2009. From November 2004 to August 2009, Mr. Li served as our Senior Director of Applications Engineering. Prior to November 2004, Mr. Li held various senior engineering positions subsequent to joining our company in February 1997. Prior to joining our company, Mr. Li held various electrical engineering positions with companies in the semiconductor and electronics industries, including HuaKo Electronics Co. Ltd in Hong Kong, a manufacturer of semiconductor devices, and Fudan University in China. Mr. Li specialized in electrical engineering while attending Fudan University.

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

Risks Related to Our Business

  Recent domestic and worldwide economic conditions have adversely affected and may further adversely affect our business, results of operations, financial condition and cash flows.

        During the second half of our fiscal 2009 and through the first quarter of our fiscal 2010, general domestic and global economic conditions were negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment and commercial banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sell our products reduced spending in response to the tightening of lending standards by financial institutions, negative financial news and the continued uncertainty of the global economy. For example, beginning in our fiscal 2009, end-customer demand decreased significantly, negatively affecting demand for all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors also decreased. This decrease in demand had a significant impact on our revenues, results of operations, cash flows and overall business.

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

        Although we have seen early signs suggesting that some major economies are returning to positive growth, it is uncertain whether such resumption of growth will be sustained. If the economy or markets into which we sell our products fail to continue to recover or the current recovery slows, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

        Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities, which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image-sensor manufacturers such as Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image-sensor manufacturers such as Fuji, Kodak, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can, respond more rapidly than we can to changing market opportunities or more easily meet increased demands for their products. In addition, we compete with a large number of smaller CMOS manufacturers that has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image-sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

        We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Reductions in our average selling prices have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our average selling prices will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Although we may decrease our research, development and related expenses in the short-term as we implement certain cost reduction measures, historically we have increased and may continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

  Sales of our image-sensor products for mobile phones account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

        Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 65% and 60% of our revenues in fiscal 2009 and 2010, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2011 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

        We also expect that image sensors will become of greater importance in the notebook and webcam, entertainment, security, medical and automotive industries. As image sensors begin to fill a greater role in these other markets, the challenges and risks that we face in these other markets could increase and could be similar to some of the challenges and risks that we face in the mobile phone market. If our sales to the mobile phone market and other emerging markets do not increase and/or the mobile phone market and other emerging markets do not grow as expected, our results of operations, business and prospects would be materially adversely affected.

  Our future success depends on the timely development, introduction, marketing and selling of new products, which we might not be able to achieve.

        Our failure to successfully develop new products that achieve market acceptance in a timely fashion could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

  •
  accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for webcams and other platforms;

  •
  development of advanced technologies and capabilities, including our new CameraCube, OmniBSI and OmniBSI-2 technologies;

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

        Our success has been, and will continue to be, dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions on a timely basis that satisfy the manufacturers' requirements. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier and modifying its design platforms. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to grow our business in the future will be impaired.

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

        If our unit sales continue to increase in fiscal 2011 as they did in fiscal 2010, the size of the orders we place with our foundries could increase as well. Because our foundries provide services to a number of companies, in the event they receive increased orders from us or one or more of the other companies that they service, they may be unable to provide us with the requested quantity of products or may subordinate our request to the requests of other larger companies. If for any reason the foundries are unable to provide a sufficient number of products to us on a timely basis, we may be unable to meet the demands of our customers, which could have a material adverse affect on our revenues and other financial results.

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

        We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers and the assembly of our CameraCube imaging devices. In addition, we rely on Advanced Semiconductor Engineering, Inc. and on ImPac, our former equity investee, for substantially all of our ceramic chip packages. In December 2009, Tong Hsing acquired ImPac and assumed control of its operations. We rely on XinTec, an investee company, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in COB packaging, a delivery format referred to as reconstructed wafer. The current global economic conditions could adversely affect these service providers' ability to continue to fulfill our packaging, color filter processing and related requirements. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

        In addition, if competition for color filter processing, packaging, capacity or other back-end services increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. These factors may cause unforeseen product shortages or may increase our costs of manufacturing, assembling or testing of our products, which would adversely affect our operating results and cash flows.

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

        Our introduction of new products and our product mix have affected, and may continue to affect, our quarterly operating results. Changes in our product mix could adversely affect our operating results, because some products provide higher margins than others. We typically experience lower yields when manufacturing new products through the initial production phase, and consequently our gross margins on new products have historically been lower than our gross margins on our more established products. We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our operating expenses are relatively fixed in the short-term, and our inventory levels are based on our expectations of future revenues. Consequently, if we do not achieve the revenues we expect in any quarter, expenses and inventory levels could be disproportionately high, adversely impacting our operating results and cash flows for that quarter, and potentially in future quarters.

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

  Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

        We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $32.9 million as of April 30, 2010. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our consolidated balance sheets. We record their fair value changes in our consolidated statements of operations, in "Other income (expense), net." The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

        We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

  Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

        Many of the products using our image sensors, such as mobile phones, notebooks and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. In addition, our gross revenues in our second and third fiscal quarters have typically been comparable. Recently, however, an increase in end-customer demand related to the holiday season accelerated the timing of our customers' purchases from our third fiscal quarter to our second fiscal quarter. If this trend continues in future years, it could result in the quarter-to-quarter fluctuation of our revenues differing from our historical seasonal cycles.

  Problems with wafer manufacturing and/or back-end processing yields could result in higher product costs and could impair our ability to meet customer demand for our products.

        If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we could incur higher unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both our design technology and the particular foundry's manufacturing process technology. Certain risks are inherent in the introduction of new products and technology. Low yields may result from design errors or manufacturing failures in new or existing products. During the early stages of production, production yields for new products are typically lower than those of established products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly, we perform final testing of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as the application of color filters and micro-lenses, dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our gross margins and/or our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business.

  If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

        Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. The current domestic and global economic conditions have made it extremely challenging to accurately predict customer demand because recent demand has decreased and historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often place noncancelable orders with our manufactures to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

  We depend on the increased acceptance of mass-market image-sensor applications to grow our business and increase our revenues.

        Our business strategy depends in large part on the continued growth of the various markets into which we sell our image-sensor products, including the markets for mobile phones, notebook and webcams, digital still and video cameras, commercial and security and surveillance applications, entertainment devices, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been, and may continue to be, adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected, and may continue to negatively affect, our business.

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

  For the majority of our revenues, we depend on a few key customers and, the loss of one or more of our key customers could significantly reduce our revenues.

        A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or, if applicable, their key end user customers, could result in our failure to achieve anticipated revenue for a particular period. Such a delay, cancellation or reduction could be caused by, among other things, customers or distributors being materially and adversely affected by the current domestic and global economic conditions. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, or if our distributors are unable to retain one or more of their key end user customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2010, approximately 60.0% of our revenues came from sales to our top five customers. In addition, in fiscal 2010, one OEM customer accounted for approximately 11.2% of our revenues, and one distributor customer accounted for approximately 27.0% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

        We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2010, our intangible assets totaled approximately $4.9 million and our long-term investments totaled approximately $92.1 million.

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

        As of April 30, 2010, we held cash and cash equivalents totaling $234.0 million, and short-term investments totaling $99.6 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of April 30, 2010, we did not hold any illiquid investments and we have not realized any losses. However, recent uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets where ordinarily there is virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

  •
  implications of the ongoing general labor disputes in China;

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

        We may acquire, or invest in, businesses that offer products, services and technologies that we believe would complement our products, including CMOS image-sensor manufacturers. For example, in fiscal 2005, we acquired OmniVision CDM Optics, Inc., and in fiscal 2010, we acquired Aurora Systems, Inc. We may also make acquisitions of or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. In addition, any future acquisition or substantial investment could present numerous risks, including:

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

        As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold equity interests in three other companies from which we purchase certain manufacturing services. Under the applicable provisions of generally accepted accounting principles in the United States of America, we currently consolidate one of these joint ventures, and record the equity interests that we do not own as noncontrolling interests. For the investments that we account for under the equity method, we record as part of income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or other investees could change. Such changes have in the past, and could in the future result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

        During fiscal 2009 and fiscal 2010, approximately 42.0% and 48.5%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

  •
  manage a more complex supply chain;

  •
  manage the level of inventory at each distributor;

  •
  provide for credits, return rights and price protection;

  •
  estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

  •
  monitor the financial condition and creditworthiness of our distributors.

        Any failure to manage these challenges could cause us to inaccurately forecast sales and carry excess or insufficient inventory, thereby adversely affecting our operating results and cash flows.

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

        Sales outside of the United States accounted for substantially all of our revenues for fiscal 2009 and 2010. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

        As our business grows and becomes more complex, it is necessary that we expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business. During the three months ended July 31, 2008, we substantially completed the implementation of the first phase of a new ERP based on a suite of application software developed by Oracle Corporation. We have and will continue to make further enhancements and upgrades to the ERP, as necessary. Significant management attention and resources have been used and extensive planning has occurred to support effective implementation of the new ERP system, however, such implementation carries certain risks, including the risk of significant design errors that could materially and adversely affect our operating results and impact our ability to manage our business. As a result, there is a risk that deficiencies may exist in the future and that they could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting.

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

        The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through April 30, 2010, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on June 23, 2010 was $22.81 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices are located in a complex of four buildings in Santa Clara County, California, or the Santa Clara Property, totaling approximately 207,000 square feet which we purchased for an aggregate price of approximately $37.5 million. In addition, we spent approximately $18.0 million to complete the interior build-out of the buildings. Please see page 91 below for a description of the Loan and Security Agreement, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture, and Stock Pledge Agreement that we entered into in connection with the purchase of this property.

        In January 2007, we entered into a Land-Use-Right Purchase Agreement, or the Purchase Agreement, with the Construction and Transportation Commission of the Pudong New District, Shanghai through our wholly-owned subsidiary, OTC. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, we agreed to pay an aggregate amount of approximately $0.6 million, or the Purchase Price, in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, we are obligated to invest a minimum of approximately $33.7 million to develop the land and construct facilities, which amount includes the Purchase Price. The contractual deadline for completing the development and construction is June 30, 2010. As of April 30, 2010, we had substantially completed the construction of a research facility on the land.

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

        The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to us, and we will bear no financial liability. Our company, as well as our company's officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have appealed the Court's October 5, 2009 final approval order to the Second Circuit Court of Appeals. If for any reason the settlement does not become effective, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs' claims and intend to defend the action vigorously.

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

        On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 ("Pre-charging a Wide Analog Bus for CMOS Image Sensors"), 6,663,029 ("Video Bus for High Speed Multi-resolution Imagers and Method Thereof") and 7,057,150 ("Solid State Imager with Reduced Number of Transistors per Pixel"). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. We expect to vigorously defend ourselves against Panavision's allegations. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

ITEM 4.    Removed and Reserved.

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

	High	Low
Fiscal 2010:
First quarter	$13.46	$8.20
Second quarter	17.48	11.81
Third quarter	15.88	11.70
Fourth quarter	19.42	12.12
Fiscal 2009:
First quarter	$17.42	$10.72
Second quarter	13.23	7.06
Third quarter	8.49	4.12
Fourth quarter	9.74	5.73

        On June 23, 2010, the reported last sale price of our common stock on the NASDAQ Global Market was $22.81 per share. As of June 23, 2010, there were approximately 60 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of June 23, 2010 was approximately 14,500.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

Purchases of Equity Securities by the Issues and Affiliated Purchasers

        None.

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

        The following is a line graph comparing the cumulative total return to stockholders of our common stock at April 30, 2010 since April 30, 2005, to the cumulative total return over such period of (i) The NASDAQ Composite Index and (ii) the S&P Semiconductors Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among OmniVision Technologies, Inc., the NASDAQ Composite Index
and the S&P Semiconductors Index

    *$100 invested on 4/30/05 in stock or index, including reinvestment of dividends. Fiscal years ended April 30.

	4/05	4/06	4/07	4/08	4/09	4/10
OmniVision Technologies, Inc.	100.00	207.80	96.71	114.74	68.03	125.59
NASDAQ Composite	100.00	121.20	134.57	127.39	89.96	130.00
S&P Semiconductors	100.00	113.51	111.95	103.58	73.09	109.08

*
Assumes that $100.00 was invested on April 30, 2005 in our common stock and in the NASDAQ Composite Index and the S&P Semiconductor Index, and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended April 30,
	2010	2009(1)	2008(1)(2)	2007(1)(3)	2006
	(in thousands, except per share data)
Consolidated Statements of Operations data:
Revenues	$602,991	$507,316	$799,628	$528,143	$491,926
Cost of revenues	457,646	389,434	593,377	372,776	310,250

Gross profit	145,345	117,882	206,251	155,367	181,676

Operating expenses:
Research, development and related	77,311	84,881	79,369	67,570	40,572
Selling, general and administrative	61,549	62,585	62,228	58,674	35,320
Goodwill impairment	—	7,541	—	—	—
Litigation settlement, net of recovery of $13,000	—	—	—	3,300	—

Total operating expenses	138,860	155,007	141,597	129,544	75,892

Income (loss) from operations	6,485	(37,125)	64,654	25,823	105,784
Interest income (expense), net	(774)	2,069	12,128	14,580	8,949
Other income (expense), net	4,575	(3,171)	(691)	(1,285)	933

Income (loss) before income taxes	10,286	(38,227)	76,091	39,118	115,666
Provision for (benefit from) income taxes	3,883	(158)	11,049	9,392	23,133

Net income (loss)	6,403	(38,069)	65,042	29,726	92,533
Net income (loss) attributable to noncontrolling interest	(321)	(746)	(33)	5,753	3,385

Net income (loss) attributable to OmniVision Technologies, Inc.	$6,724	$(37,323)	$65,075	$23,973	$89,148

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.13	$(0.74)	$1.20	$0.44	$1.64

Diluted	$0.13	$(0.74)	$1.19	$0.43	$1.56

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	51,080	50,523	54,401	54,706	54,268

Diluted	52,689	50,523	54,767	55,234	56,958

	April 30,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$234,023	$257,808	$217,340	$190,878	$240,227
Working capital	433,262	380,303	413,696	357,027	363,252
Total assets	797,693	666,931	718,346	688,059	577,269
Total current liabilities	119,940	52,351	86,355	158,685	123,008
Long-term income taxes payable	90,626	81,266	78,031	—	—
Non-current portion of long-term debt	45,428	32,867	32,830	27,576	308
Retained earnings	270,253	263,529	300,852	240,084	216,111
Total OmniVision Technologies, Inc. stockholders' equity(1)	$533,582	$488,841	$509,731	$490,456	$422,807

(1)
On May 1, 2009, we adopted the provisions of authoritative guidance for noncontrolling interests. All prior periods have been retrospectively adjusted due to the adoption.

(2)
On May 1, 2007, we adopted the provisions of authoritative guidance to account for uncertainty in income taxes.

(3)
On May 1, 2006, we adopted the provisions of authoritative guidance for recording stock-based compensation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

        We design, develop and market high performance, highly integrated and cost efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we refer to as CameraChip image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our image sensors are manufactured using the CMOS fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. Recently, we have also integrated our image sensors with wafer-level optics, which we refer to as CameraCube imaging devices. Our CameraCube imaging device is a small footprint, total camera solution that we believe will enable the further miniaturization of camera products. We believe that our highly integrated image sensors and imaging devices enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost effective and more power efficient than cameras using traditional CCDs.

  Current Economic Environment

        We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

        During the second half of our fiscal 2009 and through the first quarter of our fiscal 2010, general domestic and global economic conditions were negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment and commercial banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sell our products reduced spending in response to the tightening of lending standards by financial institutions, negative financial news and the continued uncertainty in the global economy. For example, beginning in our fiscal 2009, end-customer demand decreased significantly, negatively affecting demand for all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors also decreased. This decrease in demand had a significant impact on our revenues, results of operations, cash flows and overall business.

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

  Market Environment

        We sell our products worldwide directly to OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and webcam market, the DSC market, the security and surveillance market, the entertainment market, and the automotive and medical markets.

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 1.8 billion image sensors. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

        Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second fiscal quarter of 2010, we believe the historical seasonal cycle to our business has returned. In addition to being stronger than our first and fourth fiscal quarters, historically our gross revenues in our second and third fiscal quarters have typically been comparable. Recently, however, an increase in end-customer demand related to the holiday season accelerated the timing of our customers' purchases from our third fiscal quarter to our second fiscal quarter. If this trend continues in future years, it could result in the quarter-to-quarter fluctuation of our revenues differing from our historical seasonal cycles.

        We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery. We also believe that, like the DSC market, mobile phone and notebook and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market and the recent introduction of the netbook product segment within the notebook computer market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

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

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. As part of our ongoing efforts to achieve both higher resolutions and smaller chip sizes, we initiated mass production volumes of our OmniBSI sensors in fiscal 2010. Some of our higher resolution OmniBSI sensors are also expected to ramp in significant volumes during our first quarter of fiscal 2011. More recently, in February 2010, we announced our latest OmniBSI-2 architecture, which forms the basis of our new 1.1 µm imaging pixel.

  Strategy

        Our strategic goal is to provide and deliver improved image-centric technologies and solutions to our customers, and to develop and make available a full range of innovative and cross-functional imaging products to all the markets. The most important elements of our strategy are the following:

        Maintain Technology Leadership.    We intend to maintain our position as a leader in CMOS image-sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the image sensor and the signal processor into a single chip, often eliminating the requirement for a separate DSP. As a result, our CameraChip image sensors offer camera device manufacturers advantages in terms of size, power consumption, cost and ease of design. For example, in May 2008, we announced our OmniBSI architecture, which is the enabling technology behind our current 1.4 µm pixel. In February 2010, we announced our OmniBSI-2 architecture, which forms the basis of our even smaller and more advanced 1.1 µm pixel. We are continuing to develop products using still narrower geometries. We have successfully developed image sensor technology from 100,000 pixels to 14.6 megapixels, underscoring our ability to deliver a wide range of solutions to

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

address changing market demands. We are committed to continue increasing image quality and to reducing the overall size of the image sensor's array.

        The OmniBSI and OmniBSI-2 architectures are based on BSI technology. All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the sensor with the metal wiring of the transistors in the pixel. With our OmniBSI and OmniBSI-2 architectures, the sensor receives light through the back side of the chip. Not only does this enable us to produce a superior image, it also permits the front of chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality. Another advantage of capturing light on the back side of the image sensor is that we reduce the distance the light has to travel to the pixels, and thus provide a wider angle of light acceptance. Widening the angle of acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera.

        Our recent introduction of wafer-level optics to our product offerings is another example of our intention to continue to develop new and innovative technologies. Our CameraCube technology is a three-dimensional, reflowable, total camera solution that combines the full functionality of our image sensors with wafer-level optics in one compact, small-footprint package.

        Continue to Develop Our Proprietary Technology to Maintain Competitive Advantage.    We have developed a variety of proprietary technologies that expand the utility of our image sensor solutions. For example, we have produced image sensors capable of generating useable data in both low light and bright light conditions simultaneously. This high dynamic range technology enables the use of image sensors in demanding environments such as in automotive and security applications. Our commitment to enhancing our proprietary technology is also reflected in our acquisition of CDM and its Wavefront Coding technology and by the development of our OmniBSI and OmniBSI-2 architectures described above.

        Leverage Expertise Across Multiple Mass-Market Applications.    We intend to continue to focus on developing our image sensors for multiple mass-market applications. To date we have shipped more than 1.8 billion image sensors. As the demand for camera functionality increases in our principal markets and becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain end-markets to expand into emerging mass-market applications for our image sensors. For example, we used the expertise we developed in mobile phone markets to develop image sensors for notebook computers. Other markets and applications we are focusing on include security and surveillance, entertainment devices, and the multiple opportunities in automotive and medical applications.

        Increase Our Market Presence.    We intend to increase our visibility and penetration into new product designs by collaborating with OEMs, VARs and distributors and by entering into partnerships with other companies that offer complementary and supporting technologies. In certain instances we will provide design services to our contract manufacturing partners, enabling them to increase their overall value added through the production of highly tailored end products, which we believe will increase the likelihood that they will recommend the use of our products to branded manufacturers. In addition, we will partner with companies that offer complementary and supporting technologies to integrate our products with theirs for use in the reference designs that they promote to manufacturers. As a result, we believe that we are able to provide our customers with valuable design and marketing references. We also see a developing trend for video-centric applications in the consumer markets. Consequently, we acquired Aurora and its advanced image projection technology, which we believe we

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

can leverage to offer innovative and comprehensive imaging solutions to OEMs as they design their next generation products.

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

        High Image Quality and Resolution.    We have developed a number of proprietary methods for enhancing image quality by increasing our image sensors' sensitivity to light and significantly improving their signal to noise ratio. These methods allow us to reduce the size of each individual pixel and thereby increase the number of pixels in an image sensor of a given size. The result is a current portfolio of several high resolution image sensors ranging up to a 14.6-megapixel product. In addition, we are able to produce image sensors at lower resolutions with smaller pixel arrays, which serve to reduce the overall cost of the image sensor and its supporting components, such as lenses.

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

        Accelerated Time to Market.    The highly integrated nature of our image sensor simplifies the design of cameras and allows our customers to shorten their product design cycles. We believe our CameraCube devices further shorten the design cycle by offering a complete imaging solution from the very beginning. These factors provide our mobile phone and consumer electronics customers with critical competitive advantages, as time to market is typically a major determinant of product success and longevity. We also work closely with our customers to accelerate product development cycles by providing camera reference designs, engineering design review services and customer product evaluation, testing and debugging services. In addition, we have designed our manufacturing and production processes to allow us to quickly ramp production volumes to meet increased customer demand, which is particularly important in the high volume markets in which we participate.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

        Ease of Use.    Our single-chip CMOS design outputs video in industry standard formats directly from the chip. These formats include the National Television System Committee, or NTSC, format and/or the Phase Alternating Line, or PAL, format for analog video. For digital video, our sensors output unprocessed data called RGB and/or a standard signal color encoding system known as YUV. As a result, our image sensors can be quickly and easily integrated into products targeted at numerous mass-markets.

  Capital Resources

        As of April 30, 2010, we held approximately $234.0 million in cash and cash equivalents and approximately $99.6 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of "A" or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

        In February 2007, our board of directors approved a stock repurchase program that provided for the repurchase of up to $100.0 million of our outstanding common stock. Our board of directors ended this program in November 2009. Prior to the termination of this program, we had cumulatively repurchased 6,671,000 shares of our common stock for an aggregate cost of approximately $99.1 million. See Note 15—"Treasury Stock" to our consolidated financial statements.

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

  Allowance for Doubtful Accounts

        We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide allowances for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectibility and may require additional allowances, which would negatively impact our operating results. As of April 30, 2010 and 2009, our allowance for doubtful accounts represented approximately 0.9% and 1.4%, respectively, of total accounts receivable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

  Allowance for Sales Returns and Warranties

        Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate our allowance for sales returns, we analyze potential customer-specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net revenues. Because the allowance for sales returns is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with each product's specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance in fiscal 2010 was approximately 0.4% of revenues, and the allowance was approximately 1.2% of total accounts receivable at April 30, 2010.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

  Stock-Based Compensation Expense

        The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options and employee stock purchases under our employee stock purchase plan, to be recognized in our financial statements based on their respective grant date fair values. We use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including our stock price, expected volatility, expected term, risk-free interest rate and expected dividend yield. For expected volatility, we use an average between the historical volatility of our common stock, and the implied volatility of traded options on our common stock. The expected term of the awards is based on historical data regarding our employees' option exercise behaviors. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. In addition to the requirement for fair value estimates, authoritative guidance for stock-based compensation also requires the recording of expense that is net of an anticipated forfeiture rate. Only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on our historical option cancellation experience.

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

        We elected to use the long-form method to establish the beginning balance of, and to determine the subsequent impact on, the additional paid-in capital pool. For the tax effects of share-based payment awards, we use the "with and without" approach in determining the order in which tax attributes are utilized. As a result, we will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we account for the indirect effects of stock-based awards on other tax attributes, such as research and development tax credits, through the Consolidated Statements of Operations.

        In September 2007, our stockholders approved the 2007 Equity Incentive Plan, or the 2007 Plan. See Note 14—"Employee Stock Purchase, Equity Incentive and Stock Option Plans" to our consolidated financial statements. The 2007 Plan allows the grant of, among other things, performance share awards to employees. Under the authoritative guidance for stock-based compensation, when we record the stock-based compensation expense for such awards that carry performance contingencies, we have to estimate the probable outcome at the end of the performance period. Furthermore, we have to adjust the cumulative compensation expense recorded when probable outcome for the performance-based shares is subsequently updated for changes in facts and circumstances.

  Valuation of Long-Lived Assets

        Whenever events or changes in circumstances indicate that the carrying value of identifiable intangibles and long-lived assets, including property, plant and equipment and prepaid wafer credits, may not be recoverable, we assess whether the value of such asset or asset group has been impaired. Impairment evaluations involve management estimates of assets' useful lives and future cash flows. If such events occur, we would estimate the undiscounted future cash flows expected to result from the

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

use of the asset and its eventual disposition. If the undiscounted expected future cash flows were less than the carrying amount of the asset, we would recognize an impairment loss. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. Factors we consider important that could trigger an impairment review include the following:

  •
  operating losses;

  •
  significant negative industry trends;

  •
  significant underutilization of the assets; and

  •
  significant changes in how we use the assets or our plans for their use.

  Valuation of Financial Instruments

        The authoritative guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumption of market participant valuation (unobservable inputs).

        We use inputs such as quoted prices in active markets, broker/dealer quotes and other similar data from independent sources to determine the fair value of our financial assets and liabilities. For quoted prices from active markets, we do not make any material adjustments. For quoted prices in markets that are not active, or other observable and market-corroborated inputs, we review the inputs for reasonableness, and may further adjust the fair value based on market indices or other information that management deems material to the fair value estimates.

        As of April 30, 2010, the fair value of our financial instruments measured at fair value on a recurring basis included $142.0 million of assets, and $3.7 million of liabilities. Of the $142.0 million of assets, $44.7 million were classified as Level 1, most of which were investments in money market funds. The remaining $97.3 million of investments were classified as Level 2, representing investments in debt securities issued by the U.S. government and its agencies, and other corporate securities. The $3.7 million of liabilities were classified as Level 2, and consisted of interest rate swaps that we obtained when we entered into a mortgage loan in fiscal 2007. The fair value of the interest rate swaps included the effect of our credit risk. We did not classify any financial instruments as Level 3 under the fair value hierarchy.

  Accounting for Income Taxes

        In accordance with the authoritative guidance for income taxes, we make certain estimates and judgments in determining the income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may increase or decrease our tax provision in a subsequent period. Similarly, for tax liabilities denominated in a currency other than the U.S. dollar, changes in the value of the denominated currency will increase or decrease our tax provision in a subsequent period.

        In addition, the calculation of our tax liabilities involves the assessment of uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Because we are required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This re-evaluation is based on factors including, but not limited to, changes in facts or circumstances, and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an additional charge to the tax provision for the period.

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

        As of April 30, 2010, we have recorded a valuation allowance of $5.3 million to offset California research and development tax credit carryovers. We believe that it is more likely than not that we will not realize these carryovers. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the period such event occurs. For fiscal 2010, 2009 and 2008, our income tax provision reflected effective tax rates of 37.8%, 0.4% and 14.5%, respectively. These rates are less than the combined federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where tax rates are lower than the combined federal and state statutory rate.

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

	Year Ended April 30,
	2010	2009(1)	2008(1)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	75.9	76.8	74.2

Gross margin	24.1	23.2	25.8

Operating expenses:
Research, development and related	12.8	16.7	9.9
Selling, general and administrative	10.2	12.3	7.8
Goodwill impairment	—	1.5	—

Total operating expenses	23.0	30.5	17.7

Income (loss) from operations	1.1	(7.3)	8.1
Interest income (expense), net	(0.1)	0.4	1.5
Other income (expense), net	0.7	(0.6)	(0.1)

Income (loss) before income taxes	1.7	(7.5)	9.5
Provision for (benefit from) income taxes	0.6	—	1.4

Net income (loss)	1.1	(7.5)	8.1
Net loss attributable to noncontrolling interest	—	(0.1)	—

Net income (loss) attributable to OmniVision Technologies, Inc.	1.1%	(7.4)%	8.1%

(1)
As adjusted due to the adoption of authoritative guidance for noncontrolling interests.

Revenues

        We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues increased by 18.9% to $603.0 million in fiscal 2010 from $507.3 million in fiscal 2009. Revenues decreased 36.6% to approximately $507.3 million in fiscal 2009 from $799.6 million in fiscal 2008. The increase in revenues in fiscal 2010 was due to a 41.3% increase in unit sales of our image-sensor products, reflecting a recovery in product demand from the prior year period, when the economic downturn had negatively affected such demand. The increase in demand was partially offset by a 15.8% decrease in our ASPs, a result of competitive pricing pressures.

  Revenues from Sales to OEMs and VARs as Compared to Distributors

        We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in fiscal 2010 than in fiscal 2009 and fiscal 2008. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

        The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in each of fiscal 2010, 2009 and 2008:

	Year Ended April 30,
	2010	2009	2008
OEMs and VARs	51.5%	58.0%	66.8%
Distributors	48.5	42.0	33.2

Total	100.0%	100.0%	100.0%

        OEMs and VARs.    The one OEM customer that accounted for 10% or more of our revenues in fiscal 2010, 2009 and 2008 was Foxconn, which accounted for approximately 11.2%, 10.4% and 15.0% of our revenues, respectively. For fiscal 2010, 2009 and 2008, no other OEM or VAR customer accounted for 10% or more of our revenues.

        Distributors.    The one distributor that accounted for 10% or more of our revenues in fiscal 2010, 2009 and 2008 was World Peace, which accounted for approximately 27.0%, 22.4% and 19.9% of our revenues, respectively. For fiscal 2010, 2009 and 2008, no other distributor accounted for 10% or more of our revenues.

  Revenues from Domestic Sales as Compared to Foreign Sales

        The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers in each of fiscal 2010, 2009 and 2008:

	Year Ended April 30,
	2010	2009	2008
Domestic sales	0.6%	6.7%	1.6%
Foreign sales	99.4	93.3	98.4

Total	100.0%	100.0%	100.0%

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

Gross Profit

  Comparison of Fiscal 2010 and Fiscal 2009

        Our gross margin in the fiscal year ended April 30, 2010 was 24.1%, an increase from 23.2% for the fiscal year ended April 30, 2009. The principal contributor to the year-over-year increase in gross

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

margin reflected: a decline in the write-down of inventories which total approximately $19.2 million, as compared to $22.1 million during the prior fiscal year; an increase in the sales of previously written-down products in the fiscal year ended April 30, 2010, which total $14.6 million, as compared to $9.8 million during the same period in the prior fiscal year; and a reduction in production costs. The year-over-year increase was partially offset by the 15.8% decrease in our ASPs as a result of competitive pricing pressures and, in part, an increase in the proportion of sales represented by bare die, often referred to as chip-on-board, or COB, products, rather than packaged products. We recorded approximately $2.7 million in stock-based compensation expense to cost of revenues in fiscal 2010, as compared to $3.1 million in the prior fiscal year.

  Comparison of Fiscal 2009 and Fiscal 2008

        Our gross margin for fiscal 2009 was 23.2% of revenues, down from the 25.8% we reported for fiscal 2008. The principal contributor to the year-over-year decrease in gross margin was the decline in our ASPs. This contributor to the reduction in gross profit was partially offset by a more favorable product mix and reductions in our production costs. During fiscal 2009, the ASPs of our products were lower than they were in the prior fiscal year. The decline in ASPs was due, in part, to a general price decline due to competition and, in part, also to an increase in the proportion of sales represented by bare die, often referred to as chip-on-board, or COB, products, rather than packaged products. We recorded approximately $3.1 million in stock-based compensation expense to cost of revenues in fiscal 2009 as compared to $3.6 million in the prior fiscal year.

        Revenue from sales of previously written-down products in fiscal 2009 was $9.8 million, as compared to $6.5 million during the prior fiscal year. In fiscal 2009, we recorded a provision for excess and obsolete inventory totaling $22.1 million to cost of revenues as compared to $23.7 million during the prior fiscal year.

Research, Development and Related

        Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for fiscal 2010, 2009 and 2008 were approximately $77.3 million, $84.9 million and $79.4 million, respectively. As a percentage of revenues, research, development and related expenses for fiscal 2010, 2009 and 2008 represented 12.8%, 16.7% and 9.9%, respectively.

  Comparison of Fiscal 2010 and Fiscal 2009

        The decrease in research, development and related expenses of approximately $7.6 million, or 8.9%, in fiscal 2010 as compared to fiscal 2009 resulted primarily from a $2.0 million decrease in non-recurring engineering expenses related to new product development, a $1.9 million decrease in office and facility expenses, a $1.8 million decrease in stock-based compensation expense and a $1.7 million decrease in legal expenses primarily related to patent registration activities. We anticipate that research, development and related expenses are likely to increase for our first quarter of fiscal 2011, reflecting expenses we anticipate incurring as we develop and introduce new products, including

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

those employing our CameraCube and OmniBSI technologies and as we develop other new imaging technologies.

  Comparison of Fiscal 2009 and Fiscal 2008

        The increase in research, development and related expenses of approximately $5.5 million, or 6.9%, in fiscal 2009 as compared to fiscal 2008 resulted primarily from a $2.9 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $1.5 million increase in depreciation and amortization expenses of acquired intangible assets, a $0.8 million increase in facility and office expenses; and a $469,000 increase in non-recurring engineering expenses related to new product development, partially offset by a $45,000 decrease in stock-based compensation expense. The increase in non-recurring engineering expenses is primarily due to an increase in the number of new designs we released to our foundry partners.

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives and insurance and legal expenses. Selling, general and administrative expenses for fiscal 2010, 2009 and 2008 were approximately $61.5 million, $62.6 million and $62.2 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2010, 2009 and 2008 represented 10.2%, 12.3% and 7.8%, respectively.

  Comparison of Fiscal 2010 and Fiscal 2009

        The decrease in selling, general and administrative expenses of approximately $1.0 million, or 1.7%, for fiscal 2010 from fiscal 2009 resulted primarily from: a $1.8 million decrease in fees for outside services, a $0.8 million decrease in travel-related expenses, a $0.7 million decrease in marketing expenses, a $0.7 million decrease in stock-based compensation expense, a $477,000 decrease in office and facility expenses, a $280,000 decrease in software expenses and a $269,000 decrease in bad debt expense. These decreases were partially offset by a $2.8 million increase in legal expenses related to patent defense, a $0.6 million increase in depreciation expenses, a $0.5 million increase in commission expenses paid primarily to distributors and sales representatives and a $0.5 million increase in salary and payroll-related expenses. We anticipate that our selling, general and administrative expenses are likely to increase as a result of anticipated increases in revenues.

  Comparison of Fiscal 2009 and Fiscal 2008

        The increase in selling, general and administrative expenses of approximately $356,000, or 0.6%, for fiscal 2009 from fiscal 2008 resulted primarily from a $1.5 million increase in depreciation expenses, a $1.1 million increase in salary and payroll-related expenses associated with salary increases and the hiring of additional personnel, a $0.6 million increase in property taxes, a $317,000 increase in marketing expenses, a $247,000 increase in software expenses, a $235,000 increase in facility and office expenses, and a $123,000 increase in fees for outside services, partially offset by a $2.2 million decrease in commissions paid primarily to distributors and sales representatives, a $1.1 million decrease in legal and accounting expenses and a $0.9 million decrease in stock-based compensation expense.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

Goodwill Impairment

        During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in our market capitalization and the global economic downturn, we concluded that there were sufficient factual circumstances for interim impairment analyses. By comparing the fair value to net assets other than goodwill, we recorded a non-cash goodwill impairment charge of $7.5 million, or 1.5% of revenues, which we included in Goodwill impairment for fiscal 2009. There was no similar goodwill impairment charge in fiscal 2010 and fiscal 2008.

Interest Income (Expense), Net

        We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest income (expense), net, for fiscal 2010, 2009 and 2008 was approximately $(0.8 million), $2.1 million and $12.1 million, respectively. The $2.8 million decline in interest income (expense), net, resulted from a $2.5 million reduction in interest income and a $300,000 increase in interest expense primarily associated with long-term borrowings in fiscal 2010 as compared to the prior year. The decline in interest income was the result of lower interest rates on interest-bearing accounts than in the prior year.

Other Income (Expense), Net

        Our portion of the income recorded under the equity method of accounting is included in Other income (expense), net. (See Note 5—"Long-term Investments" of the Notes to our consolidated financial statements.) Other income (expense), net, for fiscal 2010 totaled $4.6 million as compared to $(3.2 million) and $(0.7 million) in fiscal 2009 and 2008, respectively. Other income (expense), net, for fiscal 2010 included a $2.2 million gain that represented the difference between 996,250 shares of common stock of Tong Hsing Electronic Industries, Limited, or Tong Hsing, that we received in connection with Tong Hsing's acquisition of ImPac Technology Co., Ltd., or ImPac, and the carrying value of our investment in ImPac, a $2.0 million gain that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, which we account for under the equity method of accounting, and a $0.8 million gain on the interest rate swap agreements related to the mortgage on the Santa Clara Property, and a $0.8 million loss that represented our portion of the net loss recorded by ImPac, prior to its acquisition by Tong Hsing. With respect to the $0.8 million non-cash gain reflecting the change in fair value of an interest rate swap, see Note 9—"Borrowing Arrangements and Related Derivative Instruments" of the Notes to our consolidated financial statements.

        Other income (expense), net, for fiscal 2009 totaled $3.2 million. Other income (expense), net, for fiscal 2009 included a $2.2 million loss on interest rate swap agreements related to the mortgage on the Santa Clara Property, a $1.1 million loss that represented our portion of the net loss recorded by ImPac, and a $0.9 million exchange loss, partially offset by a gain of $0.7 million, representing our portion of the net income recorded by WLCSP.

Provision for Income Taxes

        We generated approximately $10.3 million in income before income taxes for fiscal 2010, approximately $38.2 million in loss before income taxes for fiscal 2009 and $76.1 million in income before income taxes for fiscal 2008. We recorded a provision for income taxes of approximately $3.9 million for fiscal 2010, a benefit from income taxes of approximately $0.2 million for fiscal 2009 and a provision for income taxes for fiscal 2008 of approximately $11.0 million. For fiscal 2010, 2009

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

and 2008, our effective tax rates were 37.8%, 0.4% and 14.5%, respectively. These rates were less than the combined federal and state statutory rate of approximately 40.0% because we earn a substantial portion of our income in jurisdictions where tax rates are lower than the combined federal and state statutory rates. We expect that our consolidated effective tax rate in fiscal 2011 will continue to be less than the combined federal and state statutory rates. The extent of the difference is principally contingent upon the amount of non-deductible stock based compensation expenses and the proportion and geographic mix of our total pre-tax income. See Note 10—"Income Taxes" of the Notes to our consolidated financial statements for the reconciliation of how our provision for (benefit from) income taxes differs from the amount computed by applying the federal income tax rate of 35.0% to pretax income from operations.

Net Loss Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest for fiscal 2010, 2009 and 2008 was $(321,000), $(0.7 million) and $(33,000), respectively. The net loss attributable to noncontrolling interest for fiscal 2010, 2009 and 2008 represents the respective 56.2%, 56.1% and 56.0% interest that we did not own in the net loss of SOI.

Liquidity and Capital Resources

        Our principal sources of liquidity at April 30, 2010 consisted of cash, cash equivalents and short-term investments of $333.6 million.

  Liquidity

        Our working capital increased by $53.0 million to $433.3 million as of April 30, 2010, as compared to $380.3 million as of April 30, 2009. Our working capital increased as a result of: a $82.6 million increase in short-term investments; a $30.3 million increase in accounts receivable, net, resulting from a revenue increase of $95.7 million for fiscal 2010 from fiscal 2009; and a $29.0 million increase in inventories to support anticipated future revenue growth. These increases in working capital were partially offset by: a $56.7 million increase in accounts payable resulting from an increase in production activities; a $23.8 million decrease in cash and cash equivalents primarily due to increased funding of short-term investments; a $7.4 million increase in accrued liabilities resulting primarily from accrued costs associated with the construction of the OTC research facility in Shanghai, China, and a $3.5 million increase in deferred revenues, less cost of revenues.

        Cash balances are held throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

        In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of April 30, 2010, the principal amounts outstanding under the Mortgage Loan and Term Loan were $25.9 million and $7.0 million, respectively. At April 30, 2010, the variable interest rates under the Mortgage Loan and the Term Loan were 1.2% and 1.5%, respectively. See Note 9—"Borrowing Arrangements and Related Derivative Instruments" of the Notes to our consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

        In order to secure the obligations, we also entered into a Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture for the benefit of the domestic bank and a Stock Pledge Agreement between us and the domestic bank.

        The Loan and Security Agreement requires us to comply with certain affirmative covenants including, but not limited to, meeting certain minimum financial standards, as well as certain negative covenants limiting our ability to take certain actions without the prior written consent of the domestic bank including, but not limited to, selling or leasing the Santa Clara Property or merging or consolidating with another entity. In addition, the Loan and Security Agreement provides that upon the occurrence of certain events of default our obligations under the Loan and Security Agreement may become immediately due and payable, or the domestic bank may cease making additional advances under the Term Loan or otherwise extending credit to us under the Loan and Security Agreement. As of April 30, 2010, we were in compliance with the financial covenants of the Loan and Security agreement.

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

        In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered in to a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million, or the Construction Loan. As of April 30, 2010, we had borrowed approximately $16.8 million under the Construction Loan at an interest rate of 5.3%.

        SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.6 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At April 30, 2010 and 2009, there were no borrowings outstanding under these facilities.

  Cash Flows from Operating Activities

        For fiscal 2010, net cash provided by operating activities totaled approximately $48.3 million as compared to $45.2 million for fiscal 2009. The principal components of the current year amount were: net income of approximately $6.4 million for fiscal 2010; adjustments for non-cash charges of $23.5 million in stock-based compensation, $22.7 million in depreciation and amortization, $19.2 million in write-down of inventories, $7.0 million in gains on equity investments and $0.8 million in gains on interest rate swaps; a $51.9 million increase in accounts payable; a $7.4 million increase in income taxes payable; a $3.5 million increase in deferred revenues, less cost of revenues; and a $2.4 million increase in accrued expenses and other current liabilities. These increases were partially offset by: a $30.3 million increase in accounts receivable, net; a $45.2 million increase in inventories; a $2.7 million

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

increase in refundable and deferred income taxes and a $2.6 million decrease in deferred tax liabilities. The $30.3 million increase in accounts receivable, net, reflects the increased level of revenues during fiscal 2010, partially offset by faster collection, as reflected in days of sales outstanding which declined to 42 days as of April 30, 2010 from 44 days as of April 30, 2009. The $45.2 million increase in inventories resulted from the need to support an anticipated increase in sales activity during fiscal 2011. The increase in inventories relative to fourth quarter revenues resulted in an increase in annualized inventory turns to 3.5 as of April 30, 2010 from 2.8 as of April 30, 2009. The $51.9 million increase in accounts payable resulted from the increase in inventory purchases required to support the anticipated rise in future sales activity. The $3.5 million increase in deferred revenues, less cost of revenues, was due to an increase in sales to distributors during fiscal 2010.

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

  Cash Flows from Investing Activities

        For fiscal 2010, our cash used in investing activities totaled $101.5 million as compared to cash provided by investing activities of approximately $1.1 million for fiscal 2009, due primarily to: $82.9 million in net purchases of short-term investments, $13.5 million in purchases of property, plant and equipment and $5.1 million in a long-term investment in Aurora.

        For fiscal 2009, our cash provided by investing activities totaled $1.1 million as compared to approximately $24.2 million for fiscal 2008, due primarily to: $34.7 million in net sales of short-term investments, partially offset by $32.2 million in purchases of property, plant and equipment and $1.4 million in a long-term investment in ImPac.

  Cash Flows from Financing Activities

        For fiscal 2010, net cash provided by financing activities totaled approximately $29.3 million as compared to net cash used in financing activities of approximately $5.7 million during fiscal 2009. This change was due primarily to: $15.9 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, and $13.3 million in net proceeds from long-term borrowings.

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

  Capital Commitments and Resources

        We are constructing a research facility at OTC. Over the next year, we expect to cover additional construction costs associated with OTC by drawing down the remaining $3.7 million of available funding under the Construction Loan. When the construction is complete, we anticipate that we will meet our commitment of investing a total of approximately $33.7 million in OTC. The investment requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a concomitant commitment to spend approximately $33.7 million to develop the land. See Note 18—"Commitments and Contingencies" to our consolidated financial statements.

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

        Our ability to generate cash from operations is subject to substantial risks described above under the caption Part I Item 1A. "Risk Factors." We encourage you to review these risks carefully.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of April 30, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$11,037	$4,636	$6,020	$381	$—
Debt obligations(1)	49,714	4,286	7,305	6,968	31,155
Noncancelable orders(2)	83,311	83,311	—	—	—

Total contractual obligations	144,062	92,233	13,325	7,349	31,155

Other Commercial Commitments:
OST(3)	8,500	8,500	—	—	—

Total commercial commitments	8,500	8,500	—	—	—

Total contractual obligations and commercial commitments	$152,562	$100,733	$13,325	$7,349	$31,155

(1)
In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of April 30, 2010, we borrowed approximately $16.8 million under the Construction Loan. See Note 9—"Borrowing Arrangements" to our consolidated financial statements.

(2)
Noncancelable orders represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once the production process has begun.

(3)
During the three months ended October 31, 2008, we formed OST, a new wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. We contributed $1.5 million in January 2009, as required under the terms of our capital commitment. We are required to contribute the remaining $8.5 million of a $10.0 million commitment by October 16, 2010. See Note 18—"Commitments and Contingencies" to our consolidated financial statements.

        As of April 30, 2010, the long-term income taxes payable was $90.6 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of April 30, 2010 presented above.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

Off-Balance Sheet Arrangements

        As of April 30, 2010, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board, or FASB, amended the authoritative guidance for a business enterprise to consolidate a variable-interest entity, or VIE, when the enterprise is identified as the VIE's primary beneficiary. An enterprise is required to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct matters that most significantly impact the activities of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. There is also a requirement for ongoing reconsideration of the primary beneficiary of a VIE. The guidance also provides a list of events that trigger a reassessment of whether an entity is a VIE. The amended guidance is effective in fiscal years beginning after November 15, 2009, and we are required to adopt this guidance in our first quarter of fiscal 2011. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

        In October 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management's best estimate of a stand along selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and we are required to adopt this guidance in our first quarter of fiscal 2012. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

        In April 2010, the FASB issued authoritative guidance addressing the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This guidance clarifies that an award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. The guidance is effective in fiscal years beginning on or after December 15, 2010, and we are required to adopt this guidance in our first quarter of fiscal 2012. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

        In April 2010, the FASB issued authoritative guidance for applying the milestone method of revenue recognition for research and development transactions. The guidance also provides a definition for milestones. Under the guidance, an entity can recognize consideration that is contingent upon

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

achievement of a milestone as revenue only if the milestone is considered substantive. The guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, and we are required to adopt this guidance in our first quarter of fiscal 2012. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

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

        As of April 30, 2010, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned entities have their respective local currencies as their functional currencies. The functional currency of our consolidated affiliate, SOI, is the New Taiwan dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in "Other income (expense), net" for the periods presented. The amounts of transaction gains and losses for fiscal 2010 and 2009 were not material.

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

  Market Interest Rate Risk

        Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities and in variable rate demand notes, which have a final maturity date of

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

up to 39 years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of April 30, 2010, we did not hold any auction rate securities or variable rate demand notes.

        Due to the short maturities of our investments, the carrying value approximates the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not believe that the recent instability in global financial markets has significantly affected the value of our cash and short-term investments.

        During fiscal 2007, we financed the purchase of the Santa Clara Property with the $27.9 million Mortgage Loan. The Mortgage Loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. Concurrent with the Mortgage Loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the Mortgage Loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down $12.0 million under the related Term Loan. Concurrent with the Term Loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the Term Loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of "Other income (expense), net," a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for fiscal 2010.

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million, or the Construction Loan. As of April 30, 2010, we borrowed approximately $16.8 million under the Construction Loan. The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.3% at April 30, 2010. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2010, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for fiscal 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2010 and April 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 30, 2010

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,
	2010	2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$234,023	$257,808
Short-term investments	99,555	16,973
Accounts receivable, net of allowances for doubtful accounts and sales returns	74,261	43,978
Inventories	133,993	105,024
Refundable and deferred income taxes	1,990	1,092
Prepaid expenses and other current assets	9,380	7,779

Total current assets	553,202	432,654
Property, plant and equipment, net	121,547	119,071
Long-term investments	92,121	85,469
Goodwill	439	—
Intangibles, net	4,891	7,396
Other long-term assets	25,493	22,341

Total assets	$797,693	$666,931

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$85,487	$28,775
Accrued expenses and other current liabilities	19,506	12,153
Income taxes payable	—	692
Deferred revenues, less cost of revenues	10,661	7,176
Current portion of long-term debt	4,286	3,555

Total current liabilities	119,940	52,351

Long-term liabilities:
Long-term income taxes payable	90,626	81,266
Non-current portion of long-term debt	45,428	32,867
Other long-term liabilities	4,727	8,109

Total long-term liabilities	140,781	122,242

Total liabilities	260,721	174,593

Commitments and contingencies (Note 18)
Equity:
OmniVision Technologies, Inc. stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 64,615,897 shares issued and 52,074,897 outstanding at April 30, 2010 and 62,590,284 shares issued and 50,049,284 outstanding at April 30, 2009, respectively	65	63
Additional paid-in capital	441,077	403,159
Accumulated other comprehensive income	870	773
Treasury stock, 12,541,000 at April 30, 2010 and 2009, respectively	(178,683)	(178,683)
Retained earnings	270,253	263,529

Total OmniVision Technologies, Inc. stockholders' equity	533,582	488,841
Noncontrolling interest	3,390	3,497

Total equity	536,972	492,338

Total liabilities and equity	$797,693	$666,931

(1)
As adjusted due to the adoption of authoritative guidance for noncontrolling interests. See Note 1—"Basis of Presentation."

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended April 30,
	2010	2009(1)	2008(1)
Revenues	$602,991	$507,316	$799,628
Cost of revenues	457,646	389,434	593,377

Gross profit	145,345	117,882	206,251

Operating expenses:
Research, development and related	77,311	84,881	79,369
Selling, general and administrative	61,549	62,585	62,228
Goodwill impairment	—	7,541	—

Total operating expenses	138,860	155,007	141,597

Income (loss) from operations	6,485	(37,125)	64,654
Interest income (expense), net	(774)	2,069	12,128
Other income (expense), net	4,575	(3,171)	(691)

Income (loss) before income taxes	10,286	(38,227)	76,091
Provision for (benefit from) income taxes	3,883	(158)	11,049

Net income (loss)	6,403	(38,069)	65,042
Net loss attributable to noncontrolling interest	(321)	(746)	(33)

Net income (loss) attributable to OmniVision Technologies, Inc.	$6,724	$(37,323)	$65,075

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.13	$(0.74)	$1.20

Diluted	$0.13	$(0.74)	$1.19

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	51,080	50,523	54,401

Diluted	52,689	50,523	54,767

(1)
As adjusted due to the adoption of authoritative guidance for noncontrolling interests. See Note 1—"Basis of Presentation."

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

							Total OmniVision Technologies, Inc. Stockholders' Equity
	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Treasury Stock	Retained Earnings		Noncontrolling Interest(1)		Comprehensive Income (Loss)
	Shares	Amount							Total
Balance at May 1, 2007	54,940,998	$61	$329,012	$867	$(79,568)	$240,084	$490,456	$4,344	$494,800
Initial adoption of uncertain tax position accounting standard	—	—	—	—	—	(4,307)	(4,307)	—	(4,307)	$(4,307)
Exercise of common stock options	917,956	1	11,349	—	—	—	11,350	—	11,350
Employee stock purchase plan	280,915	—	3,852	—	—	—	3,852	—	3,852
Purchases of stock for treasury	(5,093,500)	—	—	—	(86,200)	—	(86,200)	—	(86,200)
Employee stock-based compensation.	—	—	27,754	—	—	—	27,754	—	27,754
Tax effect from stock-based compensation	—	—	1,057	—	—	—	1,057	—	1,057
Affiliate shares issued to affiliate employees	—	—	—	—	—	—	—	297	297
Affiliate cash dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(226)	(226)
Cash contribution by noncontrolling interest	—	—	—	—	—	—	—	62	62
Translation gains	—	—	—	573	—	—	573	—	573	573
Unrealized gains on available-for-sale securities, net	—	—	—	121	—	—	121	—	121	121
Net income (loss)	—	—	—	—	—	65,075	65,075	(33)	65,042	65,075

Balance at April 30, 2008	51,046,369	62	373,024	1,561	(165,768)	300,852	509,731	4,444	514,175	$61,462

Exercise of common stock options	72,348	—	340	—	—	—	340	—	340
Employee stock purchase plan	508,067	1	4,125	—	—	—	4,126	—	4,126
Purchases of stock for treasury	(1,577,500)	—	—	—	(12,915)	—	(12,915)	—	(12,915)
Employee stock-based compensation.	—	—	26,287	—	—	—	26,287	—	26,287
Write-off of employee stock-based compensation related deferred tax assets	—	—	(617)	—	—	—	(617)	—	(617)
Affiliate cash dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(201)	(201)
Translation losses	—	—	—	(730)	—	—	(730)	—	(730)	$(730)
Unrealized losses on available-for-sale securities, net	—	—	—	(58)	—	—	(58)	—	(58)	(58)
Net loss	—	—	—	—	—	(37,323)	(37,323)	(746)	(38,069)	(37,323)

Balance at April 30, 2009	50,049,284	63	403,159	773	(178,683)	263,529	488,841	3,497	492,338	$(38,111)

Exercise of common stock options	1,128,065	2	11,247	—	—	—	11,249	—	11,249
Employee stock purchase plan	897,548	—	4,630	—	—	—	4,630	—	4,630
Employee stock-based compensation.	—	—	23,467	—	—	—	23,467	—	23,467
Write-off of employee stock-based compensation related deferred tax assets	—	—	(1,426)	—	—	—	(1,426)	—	(1,426)
Cash contribution by noncontrolling interest	—	—	—	—	—	—	—	34	34
Translation gains	—	—	—	176	—	—	176	180	356	$176
Unrealized losses on available-for-sale securities, net	—	—	—	(79)	—	—	(79)	—	(79)	(79)
Net income (loss)	—	—	—	—	—	6,724	6,724	(321)	6,403	6,724

Balance at April 30, 2010	52,074,897	$65	$441,077	$870	$(178,683)	$270,253	$533,582	$3,390	$536,972	$6,821

(1)
As adjusted due to the adoption of authoritative guidance for noncontrolling interests. See Note 1—"Basis of Presentation."

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2010	2009(1)	2008(1)
Cash flows from operating activities:
Net income (loss)	$6,403	$(38,069)	$65,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,711	19,053	13,644
Change in fair value of interest rate swap	(776)	2,234	1,737
Stock-based compensation	23,467	26,287	27,754
Tax effect from stock-based compensation	—	—	1,057
(Gain) loss on equity investments, net	(7,016)	382	(8,571)
Affiliate stock grants	—	—	56
Write-down of inventories	19,249	22,085	23,713
Excess tax benefits from stock-based compensation	—	—	(585)
(Gain) loss on disposal of property, plant and equipment	111	550	(22)
Goodwill impairment	—	7,541	—
Changes in assets and liabilities:
Accounts receivable, net	(30,258)	61,350	(39,658)
Inventories	(45,194)	(10,573)	(19,532)
Refundable and deferred income taxes	(2,658)	(3,396)	(5,713)
Prepaid expenses and other assets	(274)	341	14,206
Accounts payable	51,903	(36,662)	(6,843)
Accrued expenses and other current liabilities	2,397	(5,086)	(10,946)
Income taxes payable	7,357	1,304	14,719
Deferred revenues, less cost of revenues	3,476	(1,054)	(635)
Deferred tax liabilities	(2,599)	(1,049)	(1,817)

Net cash provided by operating activities	48,299	45,238	67,606

Cash flows from investing activities:
Purchases of short-term investments	(135,004)	(59,210)	(77,963)
Proceeds from sales or maturities of short-term investments	52,149	93,876	141,859
Purchases of property, plant and equipment, net of sales	(13,516)	(32,227)	(30,657)
Purchases of long-term investments	—	(1,376)	(9,000)
Payment for the acquisition of Aurora, net of cash acquired	(5,109)	—	—

Net cash provided by (used in) investing activities	(101,480)	1,063	24,239

Cash flows from financing activities:
Proceeds from long-term borrowings	16,847	6,000	6,000
Repayment of long-term borrowings	(3,555)	(2,926)	(580)
Payment of capital lease obligations	—	(133)	(147)
Cash contribution by noncontrolling interest	34	—	62
Affiliate cash dividend paid to noncontrolling interest	—	(201)	(226)
Proceeds from exercise of stock options and employee stock purchase plan	15,936	4,466	15,202
Excess tax benefits from stock-based compensation	—	—	585
Payments for repurchases of common stock	—	(12,915)	(86,200)

Net cash provided by (used in) financing activities	29,262	(5,709)	(65,304)

Effect of exchange rate changes on cash and cash equivalents	134	(124)	(79)

Net increase (decrease) in cash and cash equivalents	(23,785)	40,468	26,462
Cash and cash equivalents at beginning of period	257,808	217,340	190,878

Cash and cash equivalents at end of period	$234,023	$257,808	$217,340

Supplemental cash flow information:
Taxes paid, net	$3,307	$3,096	$2,444

Interest paid (net of amount capitalized)	$2,119	$1,832	$13

Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$4,739	$7,728	$8,250

Affiliate shares issued to affiliate employees	$—	$—	$297

Capitalized interest and other costs	$103	$183	$160

Impact of initial adoption of uncertain tax position accounting standard	$—	$—	$4,307

Write-off of employee stock-based compensation-related deferred tax assets	$1,426	$617	$—

(1)
As adjusted due to the adoption of authoritative guidance for noncontrolling interests. See Note 1—"Basis of Presentation."

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2010, 2009 and 2008

Note 1—Basis of Presentation

  The Company

        OmniVision Technologies, Inc. and its subsidiaries ("OmniVision" or the "Company") design, develop, manufacture and market image-sensor devices. The Company's main product, a semiconductor image-sensing device called the CameraChip™, is used to capture images electronically and is used in a number of consumer and commercial mass-market applications. The Company's CameraChip image sensor is manufactured using the complementary metal oxide semiconductor ("CMOS") fabrication process. The Company has also integrated its CameraChip image sensor with wafer-level optics, and marketed the integrated device as a CameraCube™ imaging device. The Company was incorporated in California in May 1995 and reincorporated in Delaware in March 2000.

        Except for the retrospective adjustments related to the adoption of authoritative accounting guidance for noncontrolling interests as discussed below, the amounts as of April 30, 2009 conform to the prior year consolidated financial statements.

        On May 1, 2009, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent's consolidated financial statements. Consequently, the Company's noncontrolling interest is now disclosed as a separate component of the Company's consolidated equity on the balance sheet, rather than a "mezzanine" item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. The Company continued to calculate earnings per share based on net income attributable to the Company's controlling interest. The impact on the Company's financial position as of April 30, 2009, results of operations for fiscal 2009, and cash flows for fiscal 2009 from the adoption of this authoritative accounting guidance is presented in the tables below (in thousands):

	April 30, 2009 Consolidated Balance Sheet
	As Reported	As Adjusted
Minority interest	$3,497	$—
Noncontrolling interest	—	3,497

	Year Ended April 30,
	2009 Consolidated Statement of Operations		2008 Consolidated Statement of Operations
	As Reported	As Adjusted	As Reported	As Adjusted
Minority interest	$(746)	$—	$(33)	$—
Net income (loss)	(37,323)	(38,069)	65,075	65,042
Net loss attributable to noncontrolling interest	—	(746)	—	(33)
Net income (loss) attributable to OmniVision Technologies, Inc.	$—	$(37,323)	$—	$65,075

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 1—Basis of Presentation—(Continued)

	Year Ended April 30,
	2009 Consolidated Statement of Cash flows		2008 Consolidated Statement of Cash flows
	As Reported	As Adjusted	As Reported	As Adjusted
Net income (loss)	$(37,323)	$(38,069)	$65,075	$65,042
Minority interest in net loss of consolidated affiliates	(746)	—	(33)	—

        The results of operations for the fiscal year ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011 or any other future period.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future considering available information. Actual results could differ from these estimates.

Note 2—Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its consolidated affiliate. All significant inter-company accounts and transactions have been eliminated.

  Foreign Currency Translation

        Certain of the Company's subsidiaries or consolidated affiliates have functional currencies other than the U.S. dollar and the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in "Accumulated other comprehensive income," a component of stockholders' equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains or losses are included in "Other income (expense), net." For fiscal 2010, the Company recorded remeasurement gains of $289,000 in "Other income (expense), net." For fiscal 2009, the Company recorded remeasurement losses of $0.9 million in "Other income (expense), net." For fiscal 2008, the Company recorded remeasurement gains of $21,000 in "Other income (expense), net."

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 2—Summary of Significant Accounting Policies—(Continued)

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of certificates of deposit and money market funds. (See Note 4.)

        The Company maintains the majority of its cash and cash equivalent balances with major financial institutions in the United States. These balances are subject to a concentration of credit risk and only a small proportion of these balances are covered by Federal Deposit Insurance Corporation ("FDIC") insurance. The Company places its cash investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines.

  Short-Term Investments

        The Company's short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and U.S. government debt and agencies securities with a final maturity of eighteen months or less from the date of purchase.

        Short-term investments are reported at fair value at April 30, 2010 and 2009. Unrealized gains or losses are recorded in stockholders' equity and included in "Accumulated other comprehensive income." Short-term investments with declines in value which are judged to be other than temporary, of which there were none in the periods presented, would be written down to their fair values, at the time such judgment is made.

  Accounts Receivable

        Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Allowances for doubtful accounts and sales returns are established based on various factors including credit profiles of the Company's customers, contractual terms and conditions, historical payments, returns and discounts experience, and current economic trends. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company determines its allowance for sales returns through evaluation of historical sales returns and other known factors and provides for estimated sales returns in the same period it records the related revenues. To estimate the allowance for sales returns, the Company analyzes potential customer specific product application issues, potential quality and reliability issues and historical returns. The Company evaluates the adequacy of the allowance for sales returns on a quarterly basis. This allowance is reflected as a reduction to accounts receivable in the Company's consolidated balance sheets. Increases to the allowance are recorded as a reduction to revenues.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 2—Summary of Significant Accounting Policies—(Continued)

  Fair Value of Financial Instruments

        Due to their short maturities, the reported amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate fair value.

        The fair values of the Company's mortgage loan, term loan and construction loan approximate book value as the underlying interest rates are based on risk-adjusted market rates. (See Note 9.)

        Related to the mortgage debt, the Company has also entered into two interest rate swap arrangements. For such derivative instruments, the Company recognizes them at the reporting date as either an asset or liability in its Consolidated Balance Sheets measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the associated hedging designation. The Company has designated the swaps as economic hedges and records the changes in fair value in "Other income (expense), net." (See Note 9.)

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

        One of the Company's wholly-owned subsidiary, OmniVision Semiconductor (Shanghai) Co. Ltd. ("OSC"), formerly Hua Wei Semiconductor (Shanghai) Co. Ltd., holds a "land use right" that was acquired from the local Chinese government in December 2000 for approximately $0.8 million, and entitles the Company to use the land for 50 years. The cost of the land use right was recorded as a component of property, plant and equipment and is being depreciated over 50 years, the useful life of the right.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 2—Summary of Significant Accounting Policies—(Continued)

  Long-Lived Assets

        The Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write-down the carrying value of the asset to its estimated fair market value. To date, the Company has not recognized any impairment losses.

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

  Goodwill

        The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit (the Company has one reporting unit) to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded. During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in the Company's market capitalization and the global economic downturn then, the Company concluded that there were sufficient factual circumstances for interim impairment analyses. Based on the analyses, the Company wrote off the carrying value of goodwill and recorded an impairment charge of $7.5 million, which was included in "Goodwill impairment" for fiscal 2009. (See Note 8.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 2—Summary of Significant Accounting Policies—(Continued)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 2—Summary of Significant Accounting Policies—(Continued)

  Research, Development and Related

        The Company recognizes the costs associated with the internal development of intellectual property rights as expense when incurred. Also included in "Research, Development and Related" are expenses associated with patent, copyright, trademark and trade secrets. Research and Development expenses for fiscal 2010, 2009 and 2008 totaled approximately $76.1 million, $82.0 million and $76.7 million, respectively.

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

  Stock-Based Compensation

        The Company recognizes in its consolidated financial statements all share-based payments to employees, including grants of employee stock options and of other stock-based compensation under the 2000 Stock Plan and the 2007 Equity Incentive Plan, and employee stock purchases under the 2000 Employee Stock Purchase Plan and the 2009 Employee Stock Purchase Plan, based on their respective grant date fair values. The 2007 Equity Incentive Plan replaced the 2000 Stock Plan, and the 2009 Employee Stock Purchase Plan replaced the 2000 Employee Stock Purchase Plan.

        Stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model ("Black-Scholes"), and is recognized as expense over the requisite service period of the award. The Company has chosen to recognize stock-based compensation expense using the straight-line attribution method. Black-Scholes requires the use of highly subjective,

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 2—Summary of Significant Accounting Policies—(Continued)

complex assumptions, including the expected term and the price volatility of the Company's stock. The Company is required to estimate forfeiture rates at the time of grant and revise such estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those stock-based awards that are expected to vest.

        The Company elected to use the long-form method to establish the beginning balance of, and to determine the subsequent impact on, the additional paid-in capital pool. The Company has also elected to use the "with and without" approach in determining the order in which tax attributes are utilized. As a result, the Company will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as research and development tax credits, through the Consolidated Statements of Operations.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss for fiscal 2010 was $6.8 million and included net loss, unrealized losses from available-for-sale securities and translation gains (losses) from foreign subsidiaries. Comprehensive income for fiscal 2009 and 2008 was $38.1 million and $61.5 million, respectively, and included net income (loss), the impact of the initial adoption of uncertain tax position accounting standard on retained earnings, unrealized gains (losses) on available-for-sale securities and foreign currency translation gains (losses) from foreign subsidiaries.

  Basic and Diluted Net Income (Loss) Per Share

        The Company computes net income (loss) per share in accordance with authoritative guidance for earnings per share, under the provisions of which basic income (loss) per share is computed by dividing the income (loss) available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income (loss) per share excludes potential common stock if the effect of such stock is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options, purchases via employee stock purchase plans, and vesting of restricted stock units.

  Noncontrolling Interest

        Noncontrolling interest in the Company's consolidated financial statements results from the accounting for the ownership interests in Silicon Optronics, Inc. ("SOI") held by parties other than the Company. In fiscal 2010, 2009 and 2008, the Company recorded approximately $(321,000), $(0.7 million) and $(33,000), respectively, as net loss attributable to noncontrolling interest, representing a respective 56.2%, 56.1% and 56.0% interest that the Company did not own in the net loss of SOI. (See Note 6.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 2—Summary of Significant Accounting Policies—(Continued)

  Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") amended the authoritative guidance for a business enterprise to consolidate a variable-interest entity ("VIE") when the enterprise is identified as the VIE's primary beneficiary. An enterprise is required to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct matters that most significantly impact the activities of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. There is also a requirement for ongoing reconsideration of the primary beneficiary of a VIE. The guidance also provides a list of events that trigger a reassessment of whether an entity is a VIE. The amended guidance is effective in fiscal years beginning after November 15, 2009, and the Company is required to adopt this guidance in its first quarter of fiscal 2011. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

        In October 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management's best estimate of a stand along selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

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

        In April 2010, the FASB issued authoritative guidance addressing the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This guidance clarifies that an award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. The guidance is effective in fiscal years beginning on or after December 15, 2010, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

        In April 2010, the FASB issued authoritative guidance for applying the milestone method of revenue recognition for research and development transactions. The guidance also provides a definition for milestones. Under the guidance, an entity can recognize consideration that is contingent upon

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 2—Summary of Significant Accounting Policies—(Continued)

achievement of a milestone as revenue only if the milestone is considered substantive. The guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

Note 3—Short-Term Investments

        Available-for-sale securities at April 30, 2010 and 2009 were as follows (in thousands):

	As of April 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,285	$—	$—	$2,285
U.S. government debt securities with maturities less than one year	77,128	12	—	77,140
U.S. government debt securities with maturities over one year	8,145	5	—	8,150
Commercial paper and bond funds	11,999		(19)	11,980

	$99,557	$17	$(19)	$99,555

Contractual maturity dates, less than one year				$91,405
Contractual maturity dates, one year to two years				8,150

				$99,555

	As of April 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,602	$—	$—	$3,602
U.S. government debt securities with maturities less than one year	5,111	6	—	5,117
U.S. government debt securities with maturities over one year	5,000	11	—	5,011
Commercial paper and bond funds	3,242	1	—	3,243

	$16,955	$18	$—	$16,973

Contractual maturity dates, less than one year				$11,962
Contractual maturity dates, one year to two years				5,011

				$16,973

        The Company sold available-for-sale investments, primarily marketable debt instruments, for proceeds of approximately zero, zero and $52.7 million in fiscal 2010, 2009 and 2008, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 4—Supplemental Balance Sheet Account Information (in thousands)

	April 30,
	2010	2009
Cash and cash equivalents:
Cash	$183,393	$120,754
Money market funds, certificates of deposit and government bonds	50,630	137,054

	$234,023	$257,808

Accounts receivable, net:
Accounts receivable	$75,908	$48,105
Less: Allowance for doubtful accounts	(711)	(691)
Allowance for sales returns	(936)	(3,436)

	$74,261	$43,978

Inventories:
Work in progress	$76,845	$26,860
Finished goods	57,148	78,164

	$133,993	$105,024

Prepaid expenses and other current assets:
Prepaid expenses	$6,398	$5,254
Deposits and other	2,686	2,439
Interest receivable	296	86

	$9,380	$7,779

Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings and land use right	37,877	39,428
Buildings/leasehold improvements	19,148	17,110
Machinery and equipment	64,894	58,641
Furniture and fixtures	4,810	4,825
Software	5,873	6,188
Construction in progress	23,419	11,878

	169,021	151,070
Less: Accumulated depreciation and amortization	(47,474)	(31,999)

	$121,547	$119,071

Other long-term assets:
Deferred income tax assets—non-current	$20,440	$17,233
Prepaid wafer credits	2,826	2,990
Long-term employee loan receivable	1,000	1,000
Other long-term assets	1,227	1,118

	$25,493	$22,341

Accrued expenses and other current liabilities:
Employee compensation	$7,490	$4,848
Third party commissions	1,004	1,532
Professional services	2,383	1,269
Noncancelable purchase commitments	4,689	411
Distributor pricing adjustments	1,871	2,399
Deferred income tax liabilities—current	—	8
Other	2,069	1,686

	$19,506	$12,153

Other long-term liabilities:
Deferred income tax liabilities—non-current	$1,040	$3,646
Interest rate swaps	3,687	4,463

	$4,727	$8,109

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 5—Long-Term Investments

        Long-term investments as of April 30, 2010 and 2009 consisted of the following (in thousands):

	April 30,
	2010	2009
VisEra	$72,170	$67,619
WLCSP	11,819	10,996
XinTec	4,661	4,661
ImPac	—	2,193
Tong Hsing (acquired ImPac on December 31, 2009)	3,471	—

Total	$92,121	$85,469

  VisEra Technologies Company, Ltd.

        On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited ("TSMC") entered into an agreement to form VisEra Technologies Company, Ltd. ("VisEra"), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor ("CMOS") image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company ("VisEra Cayman"), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman.

        Through April 2007, the Company's contributions to VisEra and VisEra Cayman totaled $51.6 million, effectively meeting its commitment under the terms of a January 2007 amendment to the joint-venture agreement, in which the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture. The Company has not made any subsequent contributions into VisEra or VisEra Cayman.

        The Company initially accounted for its investment in VisEra under the equity method. Between August 1, 2005 and December 31, 2006, VisEra was considered a variable interest entity ("VIE"), and the Company was the primary beneficiary, as defined under the accounting guidance for VIEs. Accordingly, the Company consolidated VisEra's operating results. On January 1, 2007, VisEra ceased to meet the definition of a VIE. Consequently, the Company deconsolidated VisEra on January 1, 2007, and has since accounted for its investment in VisEra under the equity method. (See Notes 18 and 19.)

  China WLCSP Limited

        China WLCSP Limited ("WLCSP") is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP's equity interests, or 20.0% of WLCSP's registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. The Company has appointed a member to WLCSP's board of directors and a supervisor to monitor the actions of WLCSP's board of directors and officers.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 5—Long-Term Investments—(Continued)

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

        The Company accounts for its investment in WLCSP under the equity method. During the three months ended January 31, 2010, WLCSP declared and the Company received, a $0.6 million cash dividend on its equity interests. The Company recorded a corresponding reduction to its investment in WLCSP. During the three months ended April 30, 2010, WLCSP declared an additional $0.6 million cash dividend on its equity interests. As a result, the Company recorded a $0.6 million dividend receivable as of April 30, 2010, and a corresponding reduction to its investment in WLCSP. For the years ended April 30, 2010, 2009 and 2008, the Company recorded equity income of $2.0 million, $0.7 million and $1.3 million, respectively, in "Other income (expense), net," consisting of its portion of the net income recorded by WLCSP during the period, partially offset by equity method investment adjustments. (See Note 19.)

  XinTec, Inc.

        XinTec, Inc. ("XinTec") is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of April 30, 2010, the Company's direct ownership percentage in XinTec was 4.2% and the investment carrying value was $4.6 million. Separately, VisEra owns a 16.1% interest in XinTec. Consequently, the Company's beneficial ownership percentage in XinTec was approximately 12.1%. The Company accounts for XinTec as a cost method investment.

  ImPac Technology Co., Ltd.

        In June 2003, in order to enhance its access to plastic and ceramic packaging services, the Company invested $2.0 million in ImPac Technology Co., Ltd. ("ImPac"), a privately-held company based in Taiwan. Following additional cash contributions of approximately $0.8 million in December 2003 and $1.4 million in July 2008, the Company owned 25.7% of ImPac.

        In December 2009, a listed company in Taiwan, Tong Hsing Electronic Industries, Limited ("Tong Hsing"), acquired ImPac in a stock-for-stock exchange. In return for the Company's ownership in ImPac, the Company received approximately 0.8% of Tong Hsing's outstanding shares of common stock, or 996,250 shares. The Company recorded a gain of approximately $2.2 million in "Other income (expense), net," which was the difference between the fair value of the Tong Hsing's shares the Company received on December 31, 2009, and the carrying value of the Company's investment in ImPac on the same day. As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company will report the shares on a mark-to-market basis at subsequent period-ends. Any unrealized holding gains and losses will be reported as part of "Accumulated other comprehensive income."

        Prior to ImPac's acquisition by Tong Hsing, the Company accounted for its ImPac investment using the equity method. For fiscal 2010, 2009 and 2008, the Company recorded equity losses of $0.8 million,

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 5—Long-Term Investments—(Continued)

$1.1 million and $483,000, respectively, in "Other income (expense), net" for its portion of the net loss recorded by ImPac.

        The following table presents the summary combined financial information of ImPac, VisEra and WLCSP, as derived from their financial statements for the fiscal years ended April 30, 2010, 2009 and 2008 and as of April 30, 2010 and 2009 and prepared under GAAP (in thousands):

	Year Ended April 30,
	2010	2009	2008
Operating data:
Revenues	$119,282	$87,615	$143,241
Gross profit	25,971	10,287	38,822
Income (loss) from operations	11,363	(2,083)	25,582
Net income (loss)	13,273	(259)	18,946

	April 30,
	2010	2009
Balance sheet data:
Current assets	$85,621	$74,119
Long-term assets	184,525	187,972
Current liabilities	30,620	25,551
Long-term liabilities	2,162	3,736

        The Company's share of undistributed earnings of investees accounted for by the equity method totaled $20.8 million and $14.1 million at April 30, 2010 and 2009, respectively.

Note 6—Consolidated Affiliate—Silicon Optronics, Inc.

        In May 2004, the Company entered into an agreement with Powerchip Semiconductor Corporation ("PSC"), a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish SOI, a joint venture in Taiwan. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005. The purpose of SOI was to manufacture, market and sell certain of the Company's legacy products. Toward the end of fiscal 2010, SOI began to ship niche products into other markets, including touch panels that track touches with optical sensors, and linear sensors. As of April 30, 2010 and 2009, the Company owned 43.8% and 43.9%, respectively, of SOI.

        SOI did not pay any dividend in fiscal 2010. During fiscal 2009, SOI paid a cash dividend of approximately $359,000, of which the Company received $158,000. During fiscal 2008, SOI paid a cash dividend of approximately $409,000, of which the Company received $184,000. (See Note 19.)

Note 7—Acquisition of Aurora Systems, Inc.

        In March 2010, the Company acquired all of the outstanding common and preferred stock of Aurora Systems, Inc. ("Aurora"), pursuant to the Agreement and Plan of Merger dated February 11,

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 7—Acquisition of Aurora Systems, Inc.—(Continued)

2010 (the "Agreement"). Aurora is a privately-held company incorporated in California that designs and markets liquid crystal on silicon based microdisplay panels. These microdisplay panels are used for projection applications in consumer electronics, industrial, aerospace, and mobile viewing platforms. Under the terms of the Agreement, the closing consideration was $5.6 million in cash, with no additional contingent consideration.

        The Company allocated the purchase consideration to tangible assets, intangible assets and liabilities based on their estimated fair values. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The $439,000 in goodwill resulted primarily from the Company's expected synergies from the integration of Aurora's technology into the Company's future product offerings. The fair values assigned to acquired intangible assets were based on discounting to present values all relevant expected future cash flows that reflect management determined estimates and assumptions These estimates include, but are not limited to, estimated costs to complete, utilization of patents and core technology, and the markets served. The cash flows were discounted at rates ranging from 19% to 25%.

        The purchase consideration has been allocated as follows, based on the estimated fair value of asset acquired and liabilities assumed (in thousands):

Fair Value
Total purchase consideration, in cash	$5,565

	Fair Value	Amortization Period
Allocation:
Current assets, net	$12
Property and equipment	52
Deferred income taxes, net	2,428
Long-term income taxes payable	(1,306)
Identifiable intangible assets:
Core technology	3,210	3 to 7 years
Customer relationships	240	7 years
In-process research and development	490
Goodwill	439

Total	$5,565

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 7—Acquisition of Aurora Systems, Inc.—(Continued)

        The amount of revenues and net loss of Aurora included in the Company's consolidated statement of operations from the acquisition date to April 30, 2010, the end of fiscal 2010, are as follows (in thousands):

Year Ended April 30, 2010
Revenues	$45

Net loss	$(194)

        The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of Aurora had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to transactions that are factually supportable and expected to have a continuing impact. The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates, nor of the results that may occur in the future (in thousands, except per share data):

	Year Ended April 30,
	2010	2009
Revenues	$608,159	$511,796

Net income (loss)	$5,019	$(42,649)

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.10	$(0.84)

Diluted	$0.10	$(0.84)

Note 8—Goodwill and Intangible Assets

  Goodwill

        The following table summarizes the activity related to the carrying value of the Company's goodwill during fiscal 2010 and 2009 (in thousands):

	Year Ended April 30,
	2010	2009
Beginning balance	$—	$7,541
Goodwill impairment	—	(7,541)
Aurora acquisition	439	—

Ending balance	$439	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 8—Goodwill and Intangible Assets—(Continued)

  Intangible Assets

        Intangible assets as of April 30, 2010 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$21,010	$17,856	$3,154
Patents and licenses	13,487	12,477	1,010
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	103	237
In-process research and development	490	—	490

Intangible assets, net	$36,727	$31,836	$4,891

        Intangible assets as of April 30, 2009 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$17,800	$14,240	$3,560
Patents and licenses	13,487	9,931	3,556
Trademarks and tradenames	1,400	1,120	280
Customer relationships	100	100	—

Intangible assets, net	$32,787	$25,391	$7,396

        During fiscal 2010 and 2009, the Company amortized $6.4 million and $6.5 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2011	$1,725
2012	785
2013	711
2014	301
2015	301
Thereafter	1,068

Total	$4,891

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 9—Borrowing Arrangements and Related Derivative Instruments

        The following table shows the Company's debt and capital lease obligations (in thousands):

	April 30,
	2010	2009
Mortgage loan	$25,867	$26,421
Term loan	7,000	10,000
Construction loan	16,847	—
Capital lease obligations	—	1

	49,714	36,422
Less: amount due within one year	(4,286)	(3,555)

Non-current portion of long-term debt	$45,428	$32,867

        At April 30, 2010, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loans	Construction Loan	Total
2011	$3,554	$732	$4,286
2012	3,554	732	4,286
2013	1,554	1,465	3,019
2014	554	2,930	3,484
2015	554	2,930	3,484
Thereafter	23,097	8,058	31,155

Total	$32,867	$16,847	$49,714

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

        Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate ("LIBOR") plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively.

        Interest rates under the Mortgage Loan were 1.2% and 1.4% at April 30, 2010 and 2009, respectively. Interest rates under the Term Loan were 1.5% and 1.8% at April 30, 2010 and 2009, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of April 30, 2010.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 9—Borrowing Arrangements and Related Derivative Instruments—(Continued)

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

  Construction Loan

        On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the "Construction Loan"). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. The loan amount is Chinese Yuan 140.0 million or approximately $20.5 million, based on the exchange rate in effect. As of April 30, 2010, the Company has borrowed Chinese Yuan 115.0 million, or approximately $16.8 million, under the Construction Loan. The Company is scheduled to draw down the remaining $3.7 million by December 2011. The Construction Loan matures on June 30, 2016.

        The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.3% at April 30, 2010. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of April 30, 2010.

  Line of Credit at SOI

        SOI maintains four unsecured lines of credit with three commercial banks, which provide a total of approximately $3.6 million in available credit. All borrowings under these lines of credit bear interest at the market interest rate prevailing at the time of borrowing. There are no financial covenant requirements for these facilities. At April 30, 2010 and 2009, there were no borrowings outstanding under these facilities.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 9—Borrowing Arrangements and Related Derivative Instruments—(Continued)

        The table below presents the location of the swaps on the Consolidated Statements of Operations and Consolidated Balance Sheets, and the related effects on the Company's results of operations and financial positions (in thousands):

	Year Ended April 30,
	2010	2009	2008
Location of amounts recognized in Consolidated Statements of Operations and amount of gains (losses):
Other income (expense), net	$776	$(2,234)	$(1,737)

	April 30,
	2010	2009
Location of amounts on Consolidated Balance Sheets and fair values:
Other long-term liabilities	$3,687	$4,463

Note 10—Income Taxes

        The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended April 30,
	2010	2009	2008
Current:
Federal	$(2,396)	$(279)	$2,006
State	(42)	2	2
Foreign	11,641	4,463	14,331

Total current	9,203	4,186	16,339

Deferred:
Federal	(5,022)	(6,017)	(5,393)
State	(234)	(343)	(414)
Foreign	(64)	2,016	517

Total deferred	(5,320)	(4,344)	(5,290)

Total provision (benefit)	$3,883	$(158)	$11,049

        Income (losses) before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2010	2009	2008
United States	$(26,121)	$(39,550)	$(22,325)
International	36,407	1,323	98,416

Total	$10,286	$(38,227)	$76,091

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 10—Income Taxes—(Continued)

        The provision for (benefit from) income taxes differs from the amount computed by applying the federal income tax rate of 35.0% to pretax income from operations as a result of the following (in thousands):

	Year Ended April 30,
	2010	2009	2008
Provision based on statutory federal income tax	$3,600	$(13,379)	$26,632
State income tax benefit, net of federal tax benefit	(169)	(395)	(413)
Foreign rate differential	(2,976)	6,312	(20,201)
Non-deductible stock-based compensation	4,053	6,450	6,856
Tax credits	(706)	(1,469)	(1,323)
Non-deductible goodwill impairment loss	—	2,640	—
Other	81	(317)	(502)

Tax provision (benefit)	$3,883	$(158)	$11,049

        The components of deferred tax assets and (liabilities) included in the consolidated balance sheets for the fiscal years indicated were (in thousands):

	April 30,
	2010	2009
Tax credits	$10,750	$9,132
Net operating loss	1,196	—
Reserves	2,998	1,983
Stock-based compensation expenses	10,738	8,672
Unrealized loss on interest rate swap	1,407	1,717
Accruals and other	2,006	1,316

Gross deferred tax assets	29,095	22,820
Valuation allowance	(5,264)	(4,495)

Deferred tax assets	23,831	18,325

Intangible assets	—	(1,923)
Fixed assets	(1,301)	(859)
Undistributed earnings of non-US subsidiaries and non-US equity investees	(1,040)	(763)
Other	(100)	(109)

Deferred tax liabilities	(2,441)	(3,654)

Net deferred tax assets	$21,390	$14,671

        The Company has elected to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $10.1 million and $6.7 million as of April 30, 2010 and 2009, respectively, and, if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 10—Income Taxes—(Continued)

        Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. Deferred tax assets in the amount of $5.3 million and $4.5 million at April 30, 2010 and 2009, respectively, pertain to California research and development tax credit carryovers that the Company believes it is more likely than not that the Company will not realize; therefore, a valuation allowance has been established against such deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs.

        As of April 30, 2010, the Company has federal and state net operating loss ("NOL") carryforwards of $59.9 million and $28.3 million, respectively. If not utilized, the federal NOL will begin to expire in fiscal 2020 and the state NOL will begin to expire in fiscal 2016. The Company has federal and state tax credits of $16.3 million and $18.5 million, respectively. If not utilized, the federal tax credits will begin to expire in fiscal 2019 and the state tax credits will be carried over indefinitely.

        Included in the tax attributes mentioned above are federal and state NOL carryforwards of $58.1 million and $23.9 million, respectively, and federal and state tax credits of $2.2 million and $2.1 million, respectively, that the Company acquired via the acquisition of Aurora. Utilization of such acquired NOL and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of a significant portion of the NOL and tax credits before utilization. The Company estimated that the tax benefit for the acquired NOL and tax credits utilizable by the Company is $2.6 million and recorded non-current deferred income tax assets accordingly. See Note 7—"Acquisition of Aurora Systems, Inc."

        The Company has not provided federal, state, and foreign withholding taxes on approximately $245.9 million of undistributed earnings for certain non-U.S. subsidiaries and equity investee companies, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries and equity investee companies that are essentially permanent in duration is not practicable.

        A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, is as follows (in thousands):

	April 30,
	2010	2009	2008
Balance at beginning of fiscal year	$77,133	$71,229	$57,550
Increases in balances related to tax positions taken during current year	4,000	6,215	8,847
Increases in balances related to tax positions taken during prior years	3,094	2,051	5,215
Decreases in balances related to tax positions taken during prior years	(614)	(2,362)	(383)

Balance at end of fiscal year	$83,613	$77,133	$71,229

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 10—Income Taxes—(Continued)

        A reconciliation of the gross unrecognized tax benefits, including interest and penalties, as presented on the Consolidated Balance Sheets is as follows (in thousands):

	April 30,
	2010	2009
Recorded as a decrease in deferred income taxes—non-current	$8,586	$9,266
Recorded as a decrease in other receivables	300	300
Income taxes payable—non-current	90,626	81,266

Balance at end of fiscal year	$99,512	$90,832

        The Company includes interest, penalties and foreign exchange gain or loss related to unrecognized tax benefits within the provision for income taxes on the Consolidated Statements of Operations. The Company accrued an additional $2.2 million, $1.8 million and $3.9 million of interest and penalties for fiscal 2010, 2009 and 2008, respectively. The Company had accrued $15.9 million and $13.7 million, cumulatively, for potential interest and penalties as of April 30, 2010 and 2009, respectively.

        The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $96.2 million as of April 30, 2010. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

        The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal, U.S. state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2003. Over the next twelve months, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $10.6 million due to lapses of statute of limitation in certain jurisdictions.

Note 11—Net Income (Loss) Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

        Basic net income (loss) per share attributable to OmniVision common stockholders is computed by dividing net income (loss) attributable to OmniVision by the weighted average number of common shares outstanding during the period.

        Diluted net income per share attributable to OmniVision common stockholders is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options, purchases via employee stock purchase plans, and restricted stock units. For the years ended April 30, 2010 and 2008, approximately 6,722,000 and 5,857,000 shares, respectively, of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive. For the fiscal year ended April 30, 2009, the Company excluded all options and restricted stock units outstanding as the Company recorded a net loss of $37.3 million.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 11—Net Income (Loss) Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders—(Continued)

        The Company takes into account the effect on consolidated earnings per share of options, warrants and convertible securities issued by its subsidiaries. The effect on consolidated earnings per share depends on whether the securities issued by the subsidiary enable their holders to obtain common stock of the subsidiary company or common stock of the parent company. Securities issued by a subsidiary that enable their holders to obtain the subsidiary's common stock are included in computing the subsidiary's earnings per share data. The diluted per-share earnings of the subsidiary are included in the Company's consolidated earnings per share computations based on the consolidated group's holding of the subsidiary's securities. Through April 30, 2010, SOI issued options to several of its employees exercisable for 3,300,000 shares of its common stock. In the calculation of its earnings per share for fiscal 2010, 2009 and 2008, the Company included the effect of SOI's options in its consolidated earnings per share, if dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2010	2009(1)	2008(1)
Basic:
Numerator:
Net income (loss) attributable to OmniVision Technologies, Inc.	$6,724	$(37,323)	$65,075

Denominator:
Weighted average common shares for net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	51,080	50,523	54,401

Basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0.13	$(0.74)	$1.20

Diluted:
Numerator:
Net income (loss) attributable to OmniVision Technologies. Inc.	$6,724	$(37,323)	$65,075

Denominator:
Denominator for basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	51,080	50,523	54,401
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	1,609	—	366

Weighted average common shares for diluted net income (loss) per share	52,689	50,523	54,767

Diluted net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0.13	$(0.74)	$1.19

(1)
As adjusted due to the adoption of authoritative accounting guidance for noncontrolling interests. See Note 1—"Basis of Presentation."

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 12—Fair Value Measurements

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

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of April 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$41,211	$41,211	$—	$—
Debt securities issued by U.S. government and U.S. government agencies	85,290	—	85,290	—
Corporate debt securities/commercial paper	11,980	—	11,980	—
Investment in Tong Hsing	3,471	3,471	—	—

Total assets	$141,952	$44,682	$97,270	$—

Interest rate swaps	$(3,687)	$—	$(3,687)	$—

Total liabilities	$(3,687)	$—	$(3,687)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of April 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$41,211	$41,211	$—	$—
Short-term investments	97,270	—	97,270	—
Long-term investments	3,471	3,471	—	—

Total assets	$141,952	$44,682	$97,270	$—

Interest rate swaps	$(3,687)	$—	$(3,687)	$—

Total liabilities	$(3,687)	$—	$(3,687)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 12—Fair Value Measurements—(Continued)

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of April 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$89,588	$89,588	$—	$—
Debt securities issued by U.S. government agencies	39,128	—	39,128	—
Corporate debt securities/Commercial Paper	9,341	—	9,341	—

Total assets	$138,057	$89,588	$48,469	$—

Interest rate swaps	$(4,463)	$—	$(4,463)	$—

Total liabilities	$(4,463)	$—	$(4,463)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of April 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$124,686	$89,588	$35,098	$—
Short-term investments	13,371	—	13,371	—

Total assets	$138,057	$89,588	$48,469	$—

Interest rate swaps	$(4,463)	$—	$(4,463)	$—

Total liabilities	$(4,463)	$—	$(4,463)	$—

        As of April 30, 2010 and 2009, the Company had certificates of deposit recorded as cash equivalents, totaling approximately $9.4 million and $12.4 million, respectively, and as short-term investments, totaling approximately $2.3 million and $3.6 million, respectively. These assets are not measured at fair value on a recurring basis and as such are not included in the tables above.

        For the Company's interest rate swaps, the Company obtains fair value quotes from the issuing bank and assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swaps. The carrying value represents the fair value of the swaps, as adjusted for any non-performance risk associated with the Company.

        Due to their short maturities, the reported amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate fair value. The fair values of the Company's Mortgage Loan, Term Loan and Construction Loan approximate book values as the underlying interest rates are based on risk-adjusted market rates.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 13—Common Stock

        The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2010 and 2009, approximately 52,075,000 and 50,049,000 shares were issued and outstanding, respectively. As of April 30, 2010 and 2009, 12,541,000 shares, respectively were held as treasury stock. In addition, as of April 30, 2010, approximately 14,650,000 and 2,500,000 shares of common stock have been reserved for issuance under the Company's employee equity incentive plans and employee stock purchase plan, respectively.

        In February 2007, the Company's board of directors approved a stock repurchase program that, subject to applicable securities laws, provides for the repurchase of up to $100 million of its outstanding common stock. During fiscal 2008, the Company repurchased 5,093,500 shares of its common stock under this program, for an aggregate cost of approximately $86.2 million. During fiscal 2009, the Company repurchased an additional 1,577,500 shares of its common stock under this program, for an aggregate cost of approximately $12.9 million. As of each of April 30, 2010 and 2009, the Company had cumulatively repurchased 12,541,000 shares of its common stock. In November 2009, this stock repurchase program was terminated by the Company's board of directors. (See Note 15.)

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans

  2007 Equity Incentive Plan

        In September 2007, on the recommendation of the Company's board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan replaced the Company's 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. With the approval of the Company's stockholders in September 2009, the Company modified certain terms of the 2007 Plan. Under the modified 2007 Plan, the Company's stock option awards generally have a maximum contractual term of seven years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. The 2007 Plan also covers grants of equity-based compensation to the Company's directors.

        The Company's equity incentive and stock-based compensation plans as of April 30, 2010 are summarized as follows (in thousands):

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Restricted Stock Units Outstanding	Performance Shares Outstanding
2000 Stock Plan	—	—	6,995	—	—
2000 Director Option Plan	—	—	287	—	—
2007 Plan	6,000	4,435	859	2,073	—

Total	6,000	4,435	8,141	2,073	—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  2009 Employee Stock Purchase Plan

        The 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan") was adopted by the board of directors in July 2009 and was approved by the stockholders of the Company in September 2009. The 2009 Purchase Plan replaced the Company's 2000 Employee Stock Purchase Plan in December 2009. The board of directors has reserved a total of 2,500,000 shares of common stock for issuance under the 2009 Purchase Plan. Each offering period under the 2009 Purchase Plan will have a duration of approximately 24 months, commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the period ending 24 months later. Each offering period will generally consist of four six-month purchase periods in which shares may be purchased on a participant's behalf. The purchase price will be 85% of the lesser of the fair market value of the common stock on the first trading day of the offering period or on the last day of the purchase period. If the fair market value of the common stock on the last day of the purchase period is lower than the fair market value of the common stock on the enrollment date of the associated offering period, all participants in such offering period will automatically be rolled over to the immediately following offering period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The first offering period under the 2009 Purchase Plan began on December 1, 2009.

  Stock Option Exchange

        At the Company's annual meeting of stockholders held on September 24, 2009, the stockholders of the Company approved a one-time stock option exchange program for employees to exchange eligible stock options for restricted stock units. Under the option exchange program, eligible employees were able to exchange their outstanding options granted before November 1, 2008 under the Company's 2000 Stock Plan or the 2007 Plan with an exercise price greater than or equal to $23.01 per share, for new restricted stock units. The Company issued one restricted stock unit for every 3.4 stock options tendered for exchange. The vesting schedule for these restricted stock units was determined by the remaining vesting period of the exchanged options. The option exchange program commenced on November 18, 2009, and expired on December 16, 2009. The Company accepted for exchange options to purchase 3,566,192 shares of the Company's common stock. All surrendered options were cancelled, and immediately thereafter, the Company issued a total of 1,048,707 restricted stock units in exchange. One share of the Company's common stock is issuable upon the vesting of each restricted stock unit. The fair value of the restricted stock units issued was measured as the total of the unrecognized compensation cost of the options surrendered and the incremental value of the restricted stock units issued, measured as the excess of the fair value of the restricted stock units over the fair value of the options tendered immediately before the exchange. The incremental cost of the restricted stock units was $1.5 million. The value of the restricted stock units, totaling $3.9 million, will be amortized over a weighted average vesting period of two years.

  2000 Employee Stock Purchase Plan

        The 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan") was adopted by the board of directors in February 2000 and was approved by the shareholders in March 2000. The 2000 Purchase Plan became effective upon the closing of the Company's initial public offering. Under the 2000 Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or four percent of the Company's outstanding common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The offering periods under this plan are the periods of approximately 24 months commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the periods ending twenty-four months later. Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping. The purchase period under the 2000 Purchase Plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The 2000 Purchase Plan was replaced by the 2009 Purchase Plane and terminated in February 2010. As of April 30, 2010, 3,555,000 shares had been purchased under the 2000 Purchase Plan.

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

        With the adoption of the 2007 Plan, no additional equity awards will be issued under the 2000 Stock Plan. As of April 30, 2010, options to purchase approximately 6,995,000 shares of common stock were outstanding under the 2000 Stock Plan.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Stock-Based Compensation Award Activity

        The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the three fiscal years ended April 30, 2010:

		Options Outstanding		Restricted Stock Units Outstanding	Performance Shares Outstanding	Restricted Stock Units and Performance Shares
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
Balance at April 30, 2007	1,743	12,537	$18.54	—	—	$—
Replenished	3,137	—	—	—	—	—
Cancellation of 2000 Stock Plan	(1,766)	—	—	—	—	—
Cancellation of 2000 Director Option Plan	(803)	—	—	—	—	—
Adoption of 2007 Plan	6,000	—	—	—	—	—
Stock options granted	(2,939)	2,939	15.45	—	—	—
Stock options exercised	—	(917)	12.36	—	—	—
Stock options expired or forfeited	474	(752)	20.58	—	—	—

Balance at April 30, 2008	5,846	13,807	18.18	—	—	—
Stock options granted	(496)	496	11.95	—	—	—
Stock options exercised	—	(72)	4.70	—	—	—
Stock options expired or forfeited	66	(730)	19.03	—	—	—

Restricted stock units granted(1)	(1,111)	—	—	555	—	11.40
Restricted stock units expired or forfeited(1)	71	—	—	(35)	—	11.88

Performance shares granted(1)(2)	(391)	—	—	—	196	11.95
Performance shares expired or forfeited(1)(2)	391	—	—	—	(196)	11.95

Balance at April 30, 2009	4,376	13,501	17.98	520	—	11.37
Stock options granted	(413)	413	10.41	—	—	—
Stock options exercised	—	(964)	11.73	—	—	—
Stock options cancelled in stock option exchange	3,378	(3,566)	24.76	—	—	—
Stock options expired or forfeited	98	(1,243)	17.15	—	—	—

Restricted stock units granted(1)	(1,541)	—	—	782	—	10.76
Restricted stock units issued in stock option exchange(1)	(1,678)	—	—	1,049	—	12.60
Restricted stock units vested(1)	—	—	—	(170)	—	10.94
Restricted stock units expired or forfeited(1)	215	—	—	(108)	—	10.53

Performance shares granted(1)(2)	—	—	—	—	—	—
Performance shares expired or forfeited(1)(2)	—	—	—	—	—	—

Balance at April 30, 2010—shares available for grant	4,435	—	—	—	—	—

Balance at April 30, 2010—options		8,141	15.49	—	—	—

Balance at April 30, 2010—restricted stock units	—	—	—	2,073	—	11.80

Balance at April 30, 2010—performance shares	—	—	—	—	—	—

Exercisable at April 30, 2010	—	6,742	$15.87	—	—	—

Vested and expected to vest at April 30, 2010—options	—	8,052	$15.53	—	—	—

Vested and expected to vest at April 30, 2010—restricted stock units	—	—	—	1,770	—	$11.80

Vested and expected to vest at April 30, 2010—performance shares	—	—	—	—	—	$—

(1)
Shares subject to awards granted for less than fair market value on the date of grant count against the share reserve as two shares for every one share subject to such an award. When a share is returned to the plan, two shares will be credited back to the reserve. With the approval of the Company's stockholders in September 2009, the Company modified certain terms of the 2007 Plan. Specifically, for restricted stock units granted after September 2009, the grant will count against the share reserve as 1.6 shares for every one share granted. When a share is returned to the plan which was granted after September 2009, 1.6 shares will be credited back to the reserve.

(2)
Represents targeted issuance. The actual number of shares of common stock that will be issued in connection with the performance shares will be determined at the end of a one-year performance period.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        As of April 30, 2010 and 2009, options to purchase 6,742,000 and 10,528,000 shares, respectively, were vested. Information regarding the options outstanding as of April 30, 2010 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 1.38 - $14.60	1,863		$10.27		1,261		$10.11
$14.61 - $14.93	1,774		14.93		1,172		14.93
$14.94 - $16.40	1,339		16.38		1,339		16.38
$16.41 - $16.89	1,696		16.74		1,642		16.73
$16.90 - $30.05	1,469		20.51		1,328		20.59

$ 1.38 - $30.05	8,141	5.7	$15.49	$21,243	6,742	5.2	$15.87	$15,436

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on April 30, 2010 of $17.56 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of April 30, 2010 was 5,568,000.

        The total intrinsic value of options exercised during the fiscal years ended April 30, 2010 and 2009 was $4.9 million and $0.6 million, respectively. The total intrinsic value of restricted stock units vested during the fiscal years ended April 30, 2010 and 2009 was $1.9 million and zero, respectively. Total cash received from employees as a result of employee stock option exercises during the fiscal years ended April 30, 2010 and 2009 was approximately $11.3 million and $0.6 million, respectively.

        As of April 30, 2010, net of forfeitures, there was $8.2 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.7 years. As of April 30, 2010, net of forfeitures, there was $9.5 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 1.8 years. For the Company's 2009 Purchase Plan, as of April 30, 2010, there was $2.8 million of unrecognized compensation expense which the Company expects to recognize over a weighted average period of 1.1 years. As of April 30, 2009, net of forfeitures, there was $23.5 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.8 years. As of April 30, 2009, net of forfeitures, there was $4.0 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.4 years. For the 2000 Purchase Plan, as of April 30, 2009, there was $1.8 million of unrecognized compensation cost which the Company expected to be recognized over a weighted average period of 0.8 years. The Company's current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Valuation Assumptions

        The authoritative guidance for stock-based compensation requires companies to estimate the fair value of stock-based compensation awards on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Consolidated Statements of Operations.

        For restricted stock unit awards, the per-share fair value is the closing market price of the Company's common stock as reported on the NASDAQ Global Market ("NASDAQ") on the grant date. For performance share awards, the per share fair value is also the closing market price of the Company's common stock as reported on NASDAQ. However, the related stock-based compensation expense is adjusted by the estimated probable outcome of the predetermined performance conditions. The compensation expense will be adjusted for subsequent changes in the estimated and actual outcome. For stock option awards and rights issued under the Company's employee stock purchase plans, the Company measures the fair value using the Black-Scholes option pricing model. Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company's stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company's stock

        The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted during the years ended April 30, 2010, 2009 and 2008 was $4.74, $5.02 and $7.07, respectively. The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in fiscal 2010, 2009 and 2008:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2010	2009	2008	2010	2009	2008
Risk-free interest rate	2.0%	3.0%	4.7%	1.4%	3.3%	4.9%
Expected term of options (in years)	4.2	4.1	4.0	0.5	0.5	0.5
Expected volatility	56%	50%	52%	63%	46%	46%
Expected dividend yield	0%	0%	0%	0%	0%	0%

        Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's employee stock purchase plans during the years ended April 30, 2010, 2009 and 2008 was $3.26, $3.63 and $5.62, respectively.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

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

Note 15—Treasury Stock

        In June 2005, the Company's board of directors authorized the repurchase in an open-market program of up to an aggregate of $100 million of the Company's common stock. At the time that the program expired in June 2006, the Company had cumulatively repurchased 5,870,000 shares of its common stock for an aggregate cost of approximately $79.6 million.

        In February 2007, the Company's board of directors approved an additional stock repurchase program that provided for the repurchase of up to $100 million of its outstanding common stock in an open-market program. At the time that the program expired in November 2009, the Company had cumulatively repurchased 6,671,000 shares of its common stock under this open-market program for an aggregate cost of approximately $99.1 million.

Note 16—Risks and Uncertainties

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

        The Company's products are primarily sold to OEMs, VARs and to distributors. The Company's sales to significant customers as a percentage of revenues for the fiscal years ended April 30, 2010, 2009 and 2008 were as follows:

	Year Ended April 30,
	2010	2009	2008
Percentage of revenues:
Customer A	27.0%	22.4%	19.9%
Customer B	11.2%	10.4%	15.0%

*
Less than ten percent of revenues.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 16—Risks and Uncertainties—(Continued)

        The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer account receivables as a percentage of net accounts receivable for the fiscal years ended April 30, 2010, 2009 and 2008 were as follows:

	April 30,
	2010	2009
Percentage of accounts receivable, net:
Customer A	27.3%	25.5%
Customer B	11.4%	13.4%
Customer C	10.1%	16.3%

        Certain of the Company's wafer, color filter application and packaging services are obtained from a single source or a limited group of suppliers. The partial or complete loss of one or more of these sources could have at least a temporary adverse effect on the Company's consolidated results of operations.

Note 17—Segment and Geographic Information

        The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

        The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for fiscal 2010, 2009 and 2008, respectively:

	Year Ended April 30,
	2010	2009	2008
OEMs and VARs	51.5%	58.0%	66.8%
Distributors	48.5	42.0	33.2

Total	100.0%	100.0%	100.0%

        Since the Company's end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where their components are sourced. The revenues by geography in the following table

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 17—Segment and Geographic Information—(Continued)

are based on the country or region in which the Company's customers issue their purchase orders (in thousands):

	Year Ended April 30,
	2010	2009	2008
China	$504,940	$383,875	$666,344
Taiwan	51,095	41,154	55,924
Malaysia	21,890	36,358	55,015
Japan	7,961	4,410	4,686
South Korea	5,406	4,670	3,215
United States	3,513	33,912	12,810
All other	8,186	2,937	1,634

Total	$602,991	$507,316	$799,628

        The Company's long-lived assets, including its long-term investments, are located in the following countries (in thousands):

	April 30,
	2010	2009
Taiwan	$92,092	$88,814
China	64,558	54,166
United States	59,602	65,276
All other	928	392

Total	$217,180	$208,648

Note 18—Commitments and Contingencies

  Commitments

        The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. ("OTC") which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the "Purchase Agreement") with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the "Purchase Price") in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. In addition, the Company is obligated to invest a minimum of approximately $33.7 million to develop the land and construct facilities, which amount includes the Purchase Price. The contractual deadline for completing the development and construction is June 30, 2010. As of April 30, 2010, the construction of a research facility on the land was substantially complete, and the construction costs totaled approximately $27.4 million. The Company obtained a Construction Loan to finance the construction. (See Note 9.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 18—Commitments and Contingencies—(Continued)

        During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology, Co. Ltd, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of April 30, 2010, the Company had contributed $1.5 million, as required under the terms of its $10.0 million capital commitment. The Company is required to contribute the remaining $8.5 million by October 2010.

        The Company has various commitments arising from the Amended VisEra Agreement, and the subsequent amendments to it. In particular, as of April 30, 2010, the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture, which commitments may be made in the form of cash or asset contributions. Through April 30, 2010, the Company has contributed $51.6 million to VisEra and VisEra Cayman and, as of April 30, 2010, the Company has effectively met its commitment under the terms of this agreement. Additional contributions may be made by additional investors, additional contributions by the Company and TSMC, or a combination thereof, provided that the Company and TSMC have and will maintain equal interests in VisEra and VisEra Cayman. To the extent, if any that the value of assets contributed in the future exceeds the value of the Company's commitment, the Company will receive cash from VisEra Cayman. (See Notes 5 and 19.)

        The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2014. At April 30, 2010, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2011	$4,636
2012	3,947
2013	2,073
2014	381

Total	$11,037

        Rental expenses under all operating leases amounted to approximately $6.9 million, $7.9 million and $7.0 million for the years ended April 30, 2010, 2009 and 2008, respectively.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 18—Commitments and Contingencies—(Continued)

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

        The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have appealed the Court's October 5, 2009 final approval order to the Second Circuit Court of Appeals. If for any reason the settlement does not become effective, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 18—Commitments and Contingencies—(Continued)

the date of this filing, the Company has not received a demand for inspection of books and records from the plaintiff.

        On March 6, 2009, Panavision Imaging, LLC ("Panavision") filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 ("Pre-charging a Wide Analog Bus for CMOS Image Sensors"), 6,663,029 ("Video Bus for High Speed Multi-resolution Imagers and Method Thereof") and 7,057,150 ("Solid State Imager with Reduced Number of Transistors per Pixel"). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. The Company expects to vigorously defend itself against Panavision's allegations. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

Note 19—Related Party Transactions

        In May 2006, the Company consummated a loan agreement with one of its employees. The loan agreement was approved by the Company's board of directors in fiscal 2004. Under the terms of the agreement, as amended, the Company extended to the employee a $1.0 million loan with a nominal imputed interest rate and a maturity date of May 12, 2011. The loan is secured by a deed of trust and may be extended, subject to mutual consent of the parties.

        The Company paid ImPac approximately $8.0 million, $9.1 million and $13.4 million for manufacturing services during fiscal 2010, 2009 and 2008, respectively. In August 2008, the Company entered into an agreement with ImPac under which the Company agreed to place certain manufacturing equipment with ImPac on a consignment basis for a period of up to five years. During fiscal 2008, the Company loaned $1.3 million to ImPac for the purpose of expanding its manufacturing capacities for a term of one year, which has been extended upon mutual consent of the parties for one year. The loan is fully collateralized by assets held by ImPac. During the three months ended October 31, 2009, ImPac repaid the loan amount in full. In December 2009, Tong Hsing acquired ImPac and assumed control of its operations, including the consignment arrangement. (See Note 5.) ImPac ceased to be a related-party of the Company on December 31, 2009.

        The Company consolidated VisEra's operating results from August 1, 2005 to December 31, 2006. Subsequently, the Company has accounted for its investment in VisEra under the equity method. For fiscal 2010, 2009 and 2008, the Company paid $74.7 million, $52.2 million and $95.2 million, respectively, to VisEra for color filter and other manufacturing services.

        In May 2007, the Company purchased a 20.0% ownership in WLCSP for $9.0 million. During fiscal 2010, 2009 and 2008, the Company paid $14,000, $433,000 and $18.4 million, respectively, to WLCSP for chip scale packaging services.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2010, 2009 and 2008

Note 19—Related Party Transactions—(Continued)

        The following table summarizes the transactions that the Company's consolidated affiliate, SOI, and its affiliate, VisEra, engaged with related parties in each of the last three fiscal years (in thousands):

	Year Ended April 30,
	2010	2009	2008
SOI transactions with:
ImPac:
Purchases of manufacturing services	$305	$616	$1,512
Balance payable at year end	—	86	84
PSC:
Purchases of wafers	791	2,648	6,021
Rent and other services	88	70	55
Balance payable at year end, net	45	44	522
VisEra:
Purchases of manufacturing services	158	35	5
Balance payable at year end	19	16	—
VisEra transactions with:
TSMC:
Sales to TSMC	1,294	1,537	2,567
Purchases of manufacturing services	31	5	1,036
Rent, utilities and other services	—	—	6,080
Balance receivable at year end, net	239	155	168
WLCSP:
Purchases of manufacturing services	—	—	1,531
SOI:
Sales to SOI	158	35	—
Balance receivable at year end, net	$19	$16	$—

        The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PSC.

Note 20—Subsequent Event

        On June 9, 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, the Company no longer has majority vote on the board of directors of SOI. The Company is currently assessing the related accounting impact.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
	(in thousands, except per share data)
Revenues	$105,560	$183,344	$156,935	$157,152
Cost of revenues	81,890	139,382	118,396	117,978
Gross profit	23,670	43,962	38,539	39,174
Net income (loss) attributable to OmniVision Technologies, Inc.	$(9,856)	$8,084	$4,950	$3,546
Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic(1)	$(0.19)	$0.16	$0.10	$0.07

Diluted(1)	$(0.19)	$0.16	$0.09	$0.07

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	50,574	50,763	51,273	51,711

Diluted	50,574	51,769	52,554	53,949

	Three Months Ended
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
	(in thousands, except per share data)
Revenues	$174,279	$163,935	$80,046	$89,056
Cost of revenues	130,386	123,018	62,142	73,888
Gross profit	43,893	40,917	17,904	15,168
Net income (loss) attributable to OmniVision Technologies, Inc.	$6,228	$(5,308)	$(18,191)	$(20,052)
Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic(1)	$0.12	$(0.10)	$(0.36)	$(0.40)

Diluted(1)	$0.12	$(0.10)	$(0.36)	$(0.40)

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	51,257	50,754	50,036	50,044

Diluted	51,878	50,754	50,036	50,044

(1)
Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders is computed independently for each of the quarters presented. Therefore, the sum of quarterly basis and diluted per share information may not equal annual basic and diluted earnings per share.

        The following tables present the operating financial information of ImPac, VisEra and WLCSP, as derived from their financial statements for the periods presented and prepared under GAAP (in thousands):

  ImPac Technology Co., Ltd.

	Three Months Ended
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
Operating data:
Revenues	$3,293	$7,456	$3,826	$—
Gross profit (loss)	(1,448)	1,966	410	—
Income (loss) from operations	(1,858)	1,039	(1,571)	—
Net income (loss)	$(3,621)	$1,234	$(821)	$—

	Three Months Ended
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
Operating data:
Revenues	$4,038	$6,200	$3,561	$2,672
Gross profit (loss)	(363)	449	—	(717)
Income (loss) from operations	(1,083)	(301)	(462)	(1,065)
Net income (loss)	$(1,539)	$(548)	$(583)	$(1,441)

  VisEra Technologies Company, Ltd.

	Three Months Ended
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
Operating data:
Revenues	$11,643	$20,142	$22,425	$24,599
Gross profit	(94)	4,422	3,836	4,487
Income (loss) from operations	(1,869)	2,455	1,666	1,990
Net income (loss)	$5	$2,367	$2,326	$2,184

	Three Months Ended
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
Operating data:
Revenues	$18,132	$20,212	$12,936	$3,417
Gross profit	3,876	4,555	3,739	(7,117)
Income (loss) from operations	2,056	2,512	1,923	(8,973)
Net income (loss)	$1,200	$(290)	$3,290	$(5,558)

  China WLCSP Limited

	Three Months Ended
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
Operating data:
Revenues	$5,390	$5,138	$7,654	$7,716
Gross profit	2,572	1,962	3,735	4,123
Income (loss) from operations	1,833	1,276	3,091	3,311
Net income (loss)	$2,259	$1,227	$3,174	$2,939

	Three Months Ended
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
Operating data:
Revenues	$4,166	$5,246	$2,783	$4,252
Gross profit	2,587	1,982	400	896
Income (loss) from operations	1,811	1,379	(200)	320
Net income	$1,569	$2,186	$194	$1,260

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

        Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of the end of fiscal year 2010.

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

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of April 30, 2010 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of April 30, 2010, our internal control over financial reporting was effective. The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 69 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Proposal 1—Election of Class 1 Director" and "Corporate Governance" contained in our proxy statement related to our 2010 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. "Business" under the heading "Executive Officers of the Registrant."

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the sections captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

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

  2.
  Financial Statement Schedules. The following financial schedule is filed as part of this Report under "Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2010, 2009 and 2008." All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  3.
  Exhibits.

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation

3.2	(1)	Bylaws of the Registrant

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

*10.6	(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

Exhibit Number		Description
10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

*10.10(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

*10.17	(13)	Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 30, 2009)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

10.28	(14)	Form of Employee/Consultant Stock Option Agreement

Exhibit Number		Description
10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan.

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on page 124)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(17)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

(18)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2010, 2009 and 2008
(In thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended April 30, 2010	$691	$20	$—	$711

Fiscal year ended April 30, 2009	$1,080	$(267)	$122	$691

Fiscal year ended April 30, 2008	$980	$134	$34	$1,080

Deferred tax valuation allowance:
Fiscal year ended April 30, 2010	$4,495	$769	$—	$5,264

Fiscal year ended April 30, 2009	$4,191	$1,098	$794	$4,495

Fiscal year ended April 30, 2008	$2,876	$1,455	$140	$4,191

Allowance for sales returns:
Fiscal year ended April 30, 2010	$3,436	$(1,498)	$1,002	$936

Fiscal year ended April 30, 2009	$3,034	$3,218	$2,816	$3,436

Fiscal year ended April 30, 2008	$5,467	$(1,686)	$747	$3,034

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
By:	/s/ SHAW HONG Shaw Hong President and Chief Executive Officer

Date: June 30, 2010

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	June 30, 2010
/s/ ANSON CHAN Anson Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2010
/s/ HENRY YANG Henry Yang	Vice President of Engineering and Director	June 30, 2010
/s/ JOSEPH JENG Joseph Jeng	Director	June 30, 2010

Signature	Title	Date

/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	June 30, 2010
/s/ ANDREW WANG Andrew Wang	Director	June 30, 2010

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation

3.2	(1)	Bylaws of the Registrant

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

*10.6	(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

*10.10(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

Exhibit Number		Description
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

*10.17	(13)	Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 30, 2009)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

10.28	(14)	Form of Employee/Consultant Stock Option Agreement

10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan.

Exhibit Number	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on page 124)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(17)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

(18)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.