Form 10-Q
period 2010-07-31
OMNIVISION TECHNOLOGIES INC
filed 2010-09-09
CIK 1106851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

At September 3, 2010, 53,955,019 shares of common stock of the registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 31,	April 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$277,564	$234,023
Short-term investments	71,460	99,555
Accounts receivable, net of allowances for doubtful accounts and sales returns	93,744	74,261
Inventories	140,960	133,993
Refundable and deferred income taxes	2,445	1,990
Prepaid expenses and other current assets	6,552	9,380
Total current assets	592,725	553,202
Property, plant and equipment, net	121,760	121,547
Long-term investments	99,198	92,121
Goodwill	1,122	439
Intangibles, net	7,806	4,891
Other long-term assets	25,082	25,493
Total assets	$847,693	$797,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,924	$85,487
Accrued expenses and other current liabilities	17,399	19,506
Deferred revenues, less cost of revenues	11,776	10,661
Current portion of long-term debt	4,292	4,286
Total current liabilities	129,391	119,940
Long-term liabilities:
Long-term income taxes payable	90,688	90,626
Non-current portion of long-term debt	44,661	45,428
Other long-term liabilities	6,075	4,727
Total long-term liabilities	141,424	140,781
Total liabilities	270,815	260,721

Commitments and contingencies (Note 13)

Equity:
OmniVision Technologies, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 66,392 shares issued and 53,851 outstanding at July 31, 2010 and 64,616 shares issued and 52,075 outstanding at April 30, 2010, respectively	66	65
Additional paid-in capital	467,049	441,077
Accumulated other comprehensive income	1,255	870
Treasury stock, 12,541 shares at July 31, 2010 and April 30, 2010, respectively	(178,683)	(178,683)
Retained earnings	287,191	270,253
Total OmniVision Technologies, Inc. stockholders’ equity	576,878	533,582
Noncontrolling interest	—	3,390
Total equity	576,878	536,972
Total liabilities and equity	$847,693	$797,693

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	July 31,
	2010	2009
Revenues	$193,071	$105,560
Cost of revenues	141,116	81,890
Gross profit	51,955	23,670

Operating expenses:
Research, development and related	20,232	18,432
Selling, general and administrative	14,329	14,160
Total operating expenses	34,561	32,592

Income (loss) from operations	17,394	(8,922)
Interest expense, net	(200)	(204)
Other income, net	1,493	568
Income (loss) before income taxes	18,687	(8,558)

Provision for income taxes	1,781	1,188
Net income (loss)	16,906	(9,746)
Net income (loss) attributable to noncontrolling interest	(32)	110
Net income (loss) attributable to OmniVision Technologies, Inc.	$16,938	$(9,856)

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.32	$(0.19)
Diluted	$0.30	$(0.19)

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	53,214	50,574
Diluted	56,572	50,574

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$16,906	$(9,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,358	5,743
Change in fair value of interest rate swap	1,098	(881)
Stock-based compensation	5,136	6,098
Tax effect from stock-based compensation	1,082	—
(Gain) loss on equity investments, net	(3,309)	401
Write-down of inventories	5,096	3,747
Excess tax benefit from stock-based compensation	(1,498)	—
Changes in assets and liabilities, net of acquisition and deconsolidation:
Accounts receivable, net	(19,574)	(4,386)
Inventories	(13,575)	3,670
Refundable and deferred income taxes	(396)	(637)
Prepaid expenses and other assets	2,353	106
Accounts payable	9,537	27,630
Accrued expenses and other current liabilities	(2,613)	(1,468)
Income taxes payable	420	2,069
Deferred revenues, less cost of revenues	1,389	4,748
Deferred tax liabilities	(15)	(483)
Net cash provided by operating activities	6,395	36,611
Cash flows from investing activities:
Purchases of short-term investments	(12,374)	(34,537)
Proceeds from sales or maturities of short-term investments	38,077	1,373
Purchases of property, plant and equipment, net of sales	(2,083)	(3,902)
Purchases of long-term investments	(282)	—
Purchase of intangible and other assets	(4,715)	—
Deconsolidation of SOI	(2,816)	—
Net cash provided by (used in) investing activities	15,807	(37,066)
Cash flows from financing activities:
Repayment of long-term borrowings	(888)	(889)
Excess tax benefits from stock-based compensation	1,498	—
Proceeds from exercise of stock options and employee stock purchase plan	20,636	2,442
Net cash provided by financing activities	21,246	1,553
Effect of exchange rate changes on cash and cash equivalents	93	22
Net increase in cash and cash equivalents	43,541	1,120
Cash and cash equivalents at beginning of period	234,023	257,808
Cash and cash equivalents at end of period	$277,564	$258,928
Supplemental cash flow information:
Taxes paid	$367	$239
Interest paid (net of amount capitalized)	$498	$549
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$1,409	$325
Capitalized interest and other costs	$102	$—
Write-off of employee stock-based compensation-related deferred tax assets	$151	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2010 and April 30, 2010 and for the three months ended July 31, 2010 and 2009 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2010 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 (the “Form 10-K”).

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

Note 2 — Recent Accounting Pronouncements

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities at July 31, 2010 and April 30, 2010 were as follows (in thousands):

	As of July 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government debt securities with maturities less than one year	$53,166	$13	$—	$53,179
U.S. government debt securities with maturities over one year	8,084	13	—	8,097
Commercial paper and bond funds	10,186	1	(3)	10,184
	$71,436	$27	$(3)	$71,460

Contractual maturity dates, less than one year				$63,363
Contractual maturity dates, one year to two years				8,097
				$71,460

	As of April 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$2,285	$—	$—	$2,285
U.S. government debt securities with maturities less than one year	77,128	12	—	77,140
U.S. government debt securities with maturities over one year	8,145	5	—	8,150
Commercial paper and bond funds	11,999		(19)	11,980
	$99,557	$17	$(19)	$99,555

Contractual maturity dates, less than one year				$91,405
Contractual maturity dates, one year to two years				8,150
				$99,555

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	July 31,	April 30,
	2010	2010
Cash and cash equivalents:
Cash	$167,185	$183,393
Money market funds, certificates of deposit and U.S. government bonds	110,379	50,630
	$277,564	$234,023
Accounts receivable, net:
Accounts receivable	$95,794	$75,908
Less: Allowance for doubtful accounts	(726)	(711)
Allowance for sales returns	(1,324)	(936)
	$93,744	$74,261
Inventories:
Work in progress	$57,561	$76,845
Finished goods	83,399	57,148
	$140,960	$133,993
Prepaid expenses and other current assets:
Prepaid expenses	$4,785	$6,398
Deposits and other	1,619	2,686
Interest receivable	148	296
	$6,552	$9,380
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings and land use right	37,877	37,877
Buildings/leasehold improvements	19,138	19,148
Machinery and equipment	65,200	64,894
Furniture and fixtures	4,806	4,810
Software	6,060	5,873
Construction in progress	26,783	23,419
	172,864	169,021
Less: Accumulated depreciation and amortization	(51,104)	(47,474)
	$121,760	$121,547
Other long-term assets:
Deferred income tax assets — non-current	$19,772	$20,440
Prepaid wafer credits	3,136	2,826
Long-term employee loan receivable	1,000	1,000
Other long-term assets	1,174	1,227
	$25,082	$25,493
Accrued expenses and other current liabilities:
Employee compensation	$6,930	$7,490
Third party commissions	754	1,004
Professional services	1,547	2,383
Noncancelable purchase commitments	4,356	4,689
Distributor pricing adjustments	1,908	1,871
Deferred income tax liabilities — current	8	—
Other	1,896	2,069
	$17,399	$19,506
Other long-term liabilities:
Deferred income tax liabilities — non-current	$1,040	$1,040
Interest rate swaps	4,785	3,687
Other	250	—
	$6,075	$4,727

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of July 31, 2010 and April 30, 2010 consisted of the following (in thousands):

	July 31,	April 30,
	2010	2010
VisEra	$73,378	$72,170
WLCSP	12,804	11,819
XinTec	4,661	4,661
Tong Hsing	4,161	3,471
SOI	4,194	—
Total	$99,198	$92,121

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

Through April 2007, the Company’s contributions to VisEra and VisEra Cayman totaled $51.6 million, effectively meeting its commitment under the terms of a January 2007 amendment to the joint-venture agreement, in which the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture. The Company has not made any subsequent contributions into VisEra or VisEra Cayman. For the three months ended July 31, 2010 and 2009, the Company recorded equity income (loss) of $1.1 million and $(116,000), respectively, in “Cost of revenues,” consisting of its portion of the net income recorded by VisEra during those periods. (See Note 14.)

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

The Company accounts for its investment in WLCSP under the equity method. For the three months ended July 31, 2010 and 2009, the Company recorded equity income of $1.0 million and $451,000, respectively, in “Other income, net,” consisting of its portion of the net income recorded by WLCSP during those periods, partially offset by equity method investment adjustments. (See Note 14.)

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of July 31, 2010, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 16.1% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 12.1%. The Company accounts for XinTec as a cost method investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010, the Company participated in Tong Hsing’s secondary offering and purchased an additional 95,570 shares for approximately $282,000. The Company’s ownership in Tong Hsing remained at 0.8%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis. For the three months ended July 31, 2010, the Company recorded unrealized holding gains of $408,000 in “Accumulated other comprehensive income.”

Silicon Optronics, Inc.

In May 2004, the Company entered into an agreement with Powerchip Technology Corporation (“PTC”), formerly  Powerchip Semiconductor Corporation, a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish Silicon Optronics, Inc. (“SOI”), a joint venture in Taiwan. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company has consolidated SOI since April 30, 2005. The purpose of SOI is to manufacture, market and sell certain of the Company’s legacy products. Toward the end of fiscal 2010, SOI began to ship niche products into other markets, including touch panels that track touches with optical sensors, and linear sensors.

In June 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, the Company no longer held the majority representation on the board of directors of SOI, and was required to deconsolidate SOI. The authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value. Pursuant to the guidance, the Company recorded a gain of approximately $1.6 million in “Other income, net,” which was the difference between the fair value of the Company’s retained interest in SOI, and the carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation. (See Note 9). After the deconsolidation, the Company owned 43.8% of SOI, which the Company accounted for under the equity method. For the three months ended July 31, 2010, the Company recorded equity income of $37,000 in “Other income, net” for its portion of the net income recorded by SOI.

Noncontrolling interest represents ownership interests in SOI held by parties other than the Company. The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Three Months Ended
	July 31,
	2010	2009
Noncontrolling interest, May 1	$3,390	$3,497
Net income (loss) attributable to noncontrolling interest	(32)	110
Translation gain (loss)	(70)	29
Deconsolidation	(3,288)	—
Noncontrolling interest, July 31	$—	$3,636

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

The following table presents the summary financial information of SOI, VisEra and WLCSP, as derived from their financial statements for the three months ended July 31, 2010 and 2009, and prepared under GAAP (in thousands):

Silicon Optronics, Inc

	Three Months Ended
	July 31,
	2010	2009
Operating data:
Revenues	$2,437	$1,681
Gross profit	461	456
Income from operations	8	170
Net income	$29	$196

VisEra Technologies Company, Ltd.

	Three Months Ended
	July 31,
	2010	2009
Operating data:
Revenues	$26,445	$11,643
Gross profit	5,450	(94)
Income (loss) from operations	2,818	(1,869)
Net income	$1,146	$5

China WLCSP Limited

	Three Months Ended
	July 31,
	2010	2009
Operating data:
Revenues	$10,837	$5,391
Gross profit	6,131	2,572
Income from operations	5,223	1,833
Net income	$5,012	$2,259

The Company’s share of undistributed earnings of investees accounted for by the equity method totaled $16.4 million and $20.8 million at July 31, 2010 and April 30, 2010, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The change to the carrying value of the Company’s goodwill from May 1, 2010 through July 31, 2010 is reflected below:

Goodwill
Balance at May 1, 2010	$439
Goodwill from purchase of assets	683
Balance at July 31, 2010	$1,122

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

Intangible assets as of July 31, 2010 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology(1)	$24,410	$18,023	$6,387
Patents and licenses	13,460	12,760	700
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	111	229
In-process research and development	490	—	490
Intangible assets, net	$40,100	$32,294	$7,806

(1)

During the three months ended July 31, 2010, the Company purchased certain intangible and other assets, of which $3.4 million was allocated to “Core technology” based on their fair values as of the purchase date.

Intangible assets as of April 30, 2010 consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Core technology	$21,010	$17,856	$3,154
Patents and licenses	13,487	12,477	1,010
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	103	237
In-process research and development	490	—	490
Intangible assets, net	$36,727	$31,836	$4,891

For the three months ended July 31, 2010 and 2009, the Company amortized $458,000 and $1.6 million, respectively, of its intangible assets. The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2011	$1,190
2012	1,142
2013	1,142
2014	1,142
2015	1,142
Thereafter	2,048
Total	$7,806

Note 7 — Borrowing Arrangements

The following table shows the Company’s debt (in thousands):

	July 31, 2010	April 30, 2010

Mortgage loan	$25,729	$25,867
Term loan	6,250	7,000
Construction loan	16,974	16,847
	48,953	49,714
Less: amount due within one year	(4,292)	(4,286)
Non-current portion of long-term debt	$44,661	$45,428

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

At July 31, 2010, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2011	$2,665	$738	$3,403
2012	3,554	738	4,292
2013	1,554	1,476	3,030
2014	554	2,952	3,506
2015	554	2,952	3,506
Thereafter	23,098	8,118	31,216
Total	$31,979	$16,974	$48,953

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

Interest rates under the Mortgage Loan were 1.3% and 1.2% at July 31, 2010 and April 30, 2010, respectively. Interest rates under the Term Loan were 1.6% and 1.5% at July 31, 2010 and April 30, 2010, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of July 31, 2010.

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. The loan amount is Chinese Yuan 140.0 million or approximately $20.5 million based on exchange rate in effect at the time of the loan origination. As of July 31, 2010, the Company has borrowed Chinese Yuan 115.0 million, or approximately $17.0 million, under the Construction Loan. The Company is scheduled to draw down the remaining $3.5 million by December 2011. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.3% at July 31, 2010. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of July 31, 2010.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

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

The table below presents the location of the swaps on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions (in thousands):

	Three Months Ended
	July 31,
	2010	2009
Location of amounts recognized in Condensed Consolidated Statements of Operations and amount of gains (losses):
Other income, net	$(1,098)	$881

	July 31,	April 30,
	2010	2010
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$4,785	$3,687

Note 8 — Net Income (Loss) Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

Basic net income (loss) per share attributable to OmniVision common stockholders is computed by dividing net income (loss) attributable to OmniVision by the weighted average number of common shares outstanding during the period.

Diluted net income per share attributable to OmniVision common stockholders is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options. For the three months ended July 31, 2010, 885,000 of common stock subject to outstanding options were not included in the calculation of diluted net income per share because they were antidilutive. For the three months ended July 31, 2009, the Company excluded all options and restricted stock units outstanding as the Company recorded a net loss of $9.9 million.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2010	2009
Basic:
Numerator:
Net income (loss) attributable to OmniVision Technologies, Inc.	$16,938	$(9,856)

Denominator:
Weighted average common shares for net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	53,214	50,574

Basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0.32	$(0.19)

Diluted:
Numerator:
Net income (loss) attributable to OmniVision Technologies. Inc.	$16,938	$(9,856)

Denominator:
Denominator for basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	53,214	50,574
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	3,358	—
Weighted average common shares for diluted net income (loss) per share	56,572	50,574

Diluted net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0. 30	$(0. 19)

Note 9 — Fair Value Measurements

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of July 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$89,951	$89,951	$—	$—
Debt securities issued by U.S. government and U.S. government agencies	61,276	—	61,276	—
Corporate debt securities/commercial paper	27,183	—	27,183	—
Equity investment in Tong Hsing	4,161	4,161	—	—
Total assets	$182,571	$94,112	$88,459	$—
Interest rate swaps	$(4,785)	$—	$(4,785)	$—
Total liabilities	$(4,785)	$—	$(4,785)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of July 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$106,950	$89,951	$16,999	$—
Short-term investments	71,460	—	71,460	—
Long-term investments	4,161	4,161	—	—
Total assets	$182,571	$94,112	$88,459	$—
Interest rate swaps	$(4,785)	$—	$(4,785)	$—
Total liabilities	$(4,785)	$—	$(4,785)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of April 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$41,211	$41,211	$—	$—
Debt securities issued by U.S. government and U.S. government agencies	85,290	—	85,290	—
Corporate debt securities/commercial paper	11,980	—	11,980	—
Equity investment in Tong Hsing	3,471	3,471	—	—
Total assets	$141,952	$44,682	$97,270	$—
Interest rate swaps	$(3,687)	$—	$(3,687)	$—
Total liabilities	$(3,687)	$—	$(3,687)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Consolidated Balance Sheets as of April 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$41,211	$41,211	$—	$—
Short-term investments	97,270	—	97,270	—
Long-term investments	3,471	3,471	—	—
Total assets	$141,952	$44,682	$97,270	$—
Interest rate swaps	$(3,687)	$—	$(3,687)	$—
Total liabilities	$(3,687)	$—	$(3,687)	$—

As of July 31, 2010 and April 30, 2010, the Company had certificates of deposit recorded as cash equivalents, totaling approximately $3.4 million and $9.4 million, respectively, and as short-term investments, totaling

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

approximately zero and $2.3 million, respectively. These assets are not measured at fair value on a recurring basis and as such are not included in the tables above.

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

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate fair value. The fair values of the Mortgage Loan, Term Loan and Construction Loan approximate book values as the underlying interest rates are based on risk-adjusted market rates.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table presents the Company’s financial assets that were measured and recorded at fair value on a non-recurring basis during the three months ended July 31, 2010, and the gain recorded on the assets during the same period (in thousands):

	Carrying Value	Fair Value Measured and Recorded Using			Gain for Three Months Ended
	July 31, 2010	Level 1	Level 2	Level 3	July 31, 2010
Equity investment in SOI	$4,194	$—	$—	$4,157	$1,648
Total gain					$1,648

The Company did not have any assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended July 31, 2009. For the Company’s equity investment in SOI, the authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value in June 2010, when the Company no longer held the majority representation on SOI’s board. (See Note 5.) The Company classified the fair value measurement as Level 3 as the Company used unobservable inputs for the valuation methodologies that were significant to the fair value measurements. The Company determined the fair value of its retained interest in SOI by using the market and income approaches. The market approach included the use of financial metrics from comparable public companies. The selection of comparable companies required management judgment and was based on a number of factors, including comparable companies’ sizes, industries, and other relevant factors. The income approach included the use of a discounted cash flow model that required significant estimates for SOI, including revenues, costs, risk adjusted discount rates and other relevant projections.

Note 10 — Segment and Geographic Information

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the three months ended July 31, 2010 and 2009, respectively:

	Three Months Ended
	July 31,
	2010	2009
OEMs and VARs	68.4%	49.8%
Distributors	31.6	50.2
Total	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

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

	Three Months Ended July 31,
	2010	2009
China	$127,452	$88,416
South Korea	36,698	315
Malaysia	19,175	4,352
Taiwan	4,582	9,722
United States	1,231	669
All other	3,933	2,086
Total	$193,071	$105,560

The Company’s long-lived assets, including its long-term investments, are located in the following countries (in thousands):

	July 31,	April 30,
	2010	2010
Taiwan	$93,498	$92,092
China	67,095	64,558
United States	59,078	59,602
All other	5,597	928
Total	$225,268	$217,180

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the three months ended July 31, 2010 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2010	$441,077
Exercise of common stock options	18,010
Employee stock purchase plan	2,625
Employee stock-based compensation	5,136
Withholding tax deduction on restricted stock units	(730)
Tax effect from stock-based compensation	1,082
Write-off of employee stock-based compensation related deferred tax assets	(151)
Balance at July 31, 2010	$467,049

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income (loss) for all periods presented (in thousands):

	Three Months Ended
	July 31,
	2010	2009
Net income (loss)	$16,906	$(9,746)
Translation gains (losses)	(112)	71
Unrealized gains on available-for-sale securities, net	427	3
Comprehensive income (loss)	17,221	(9,672)
Comprehensive income (loss) attributable to noncontrolling interest	(102)	139
Comprehensive income (loss) attributable to OmniVision Technologies, Inc.	$17,323	$(9,811)

Note 12 — Income Taxes

The Company generated approximately $18.7 million in income before income taxes and $8.6 million in loss before income taxes for the three months ended July 31, 2010 and 2009, respectively. The Company recorded provisions for income taxes of $1.8 million and $1.2 million for the three months ended July 31, 2010 and 2009, respectively, resulting in effective tax rates of 9.5% and (13.9)% for the respective periods. The Company’s effective tax rate reflects the impact of a significant amount of the Company’s earnings or losses being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the current fiscal year’s overall estimation of annual effective tax rate, the Company excluded the tax effect associated with the SOI deconsolidation. (See Note 5.) The tax effect associated with the SOI deconsolidation was recorded through a discrete adjustment to the provision for income taxes for the three months ended July 31, 2010. Other discrete adjustments to the Company’s provision for income taxes for the three months ended July 31, 2010 included a favorable adjustment for the difference between the Company’s finalized tax return and the provision for income taxes recorded for fiscal 2010, the tax benefit realized by the Company as a result of the employees’ dispositions of incentive stock awards, and other adjustments to tax provisions associated with the Company’s unrecognized tax benefits.

It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $13.1 million within the next twelve months due to the lapse of applicable statute of limitations in multiple tax jurisdictions that the Company operated in. During the three months ended July 31, 2010, the Company accrued an additional $0.5 million of interest related to the Company’s unrecognized tax benefits.

Note 13 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”) which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. The Company may use the land solely for the purposes of industrial use and/or scientific research. As of July 31, 2010, the construction of a research facility on the land was substantially complete, in accordance with the Purchase Agreement. The Company obtained a Construction Loan to finance the construction. (See Note 7.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology, Co. Ltd, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of July 31, 2010, the Company had contributed $1.5 million, as required under the terms of its $10.0 million capital commitment. The Company is required to contribute the remaining $8.5 million by October 2010.

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

For the Three Months Ended July 31, 2010 and 2009

(unaudited)

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

Note 14 — Related Party Transactions

In May 2006, the Company consummated a loan agreement with one of its employees. The loan agreement was approved by the Company’s board of directors in fiscal 2004. Under the terms of the agreement, as amended, the Company extended to the employee a $1.0 million loan with a nominal imputed interest rate and a maturity date of May 12, 2011. The loan is secured by a deed of trust and may be extended, subject to mutual consent of the parties.

For the three months ended July 31, 2010 and 2009, the Company paid $24.1 million and $11.1 million, respectively, to VisEra for color filter and other manufacturing services. For the three months ended July 31, 2010 and 2009, the Company paid zero to WLCSP for chip scale packaging services.

The following table summarizes the transactions that the Company’s equity method investees, SOI and VisEra, engaged with related parties in the three months ended July 31, 2010 and 2009 (in thousands):

	Three Months Ended
	July 31,
	2010	2009
SOI transactions with:
ImPac:
Purchases of manufacturing services	$—	$120
Balance payable at period end, net	—	93
PTC:
Purchases of wafers	917	91
Rent and other services	25	19
Balance payable at period end, net	382	55
VisEra:
Purchases of manufacturing services	179	64
Balance payable at period end	79	44

VisEra transactions with:
TSMC:
Sales to TSMC	499	269
Purchase manufacturing services	10	6
Balance receivable at period end, net	388	199
SOI:
Sales to SOI	179	64
Balance receivable at period end	$79	$44

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PTC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, the increasing competition in our industry, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in market interest rates, the geographic distribution of our sales and end users of our products and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 39 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

In October 2009, we introduced the OV7675, a 1/9-inch VGA image sensor with 2.5 µm OmniPixel3-HS pixels. This image sensor is designed for the entry-level and mainstream mobile phone markets. The OV7675’s small form factor also enables ultra-thin camera modules that notebook and webcam manufacturers require. This device has a low-light sensitivity of 1,800 mV/(Lux-sec) and is capable of operating at 30 FPS in full resolution.

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

In May 2010, we introduced the OV2720, the world’s first 1/6-inch, native 1080p HD CMOS image sensor designed for notebook, netbook, webcam and video conferencing applications. Based on OmniVision’s 1.4 µm OmniBSI technology, the new 1080p sensor captures videoconference quality HD video in a form factor that meets the module size and height requirements of advanced thin notebook designs.

In June 2010, we announced the OV5640, a one-quarter inch 5-megapixel system-on-chip sensor built on our 1.4 µm OmniBSI technology. The device offers a cost-optimized, complete camera solution with excellent pixel performance for 5-megapixel photography and 720p or 1080p HD video for camera phones.  The sensor’s embedded autofocus control with voice coil motor driver offers further cost savings to the end customer.

Finally, in June 2010, we also announced the high-speed OV7735 VGA sensor providing one of the thinnest VGA camera solutions available at less than 3-mm in height. The OV7735 is designed for portable applications, including digital video cameras, portable media players, as well as gaming devices and webcams.

Capital Resources

As of July 31, 2010, we held approximately $277.6 million in cash and cash equivalents and approximately $71.4 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

Beginning with the second half of our fiscal 2009, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment and commercial banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions resulted in our facing one of the most challenging periods in our history. In

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

Since our second quarter of fiscal 2010, we have seen indications that certain major economies are returning to positive growth. Our quarterly sales improved sequentially during the first quarter of fiscal 2011. We believe that our sales trend will continue to improve in our second quarter of fiscal 2011. However, it is uncertain whether the current resumption of economic growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition and results of operations and cash flows could be further materially and adversely affected.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 1.9 billion image sensors, including approximately 134 million in the three months ended July 31, 2010. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

We outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to an investee joint venture company. With our CameraCube products, we also collaborated with the industry’s leading wafer-level lens suppliers, and outsourced the assembly process. This approach allows us to focus our resources on the design, development, marketing and testing of our products and significantly reduces our capital requirements.

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

Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second fiscal quarter of 2010, we believe the historical seasonal cycle to our business has returned. In addition to being stronger than our first and fourth fiscal quarters, historically our gross revenues in our second and third fiscal quarters have typically been comparable. However, an increase during fiscal 2010 in end-customer demand related to the holiday season accelerated the timing of our customers’ purchases from our third fiscal quarter to our second fiscal quarter. If this trend continues in future years, it could result in the quarter-to-quarter fluctuation of our revenues differing from our historical seasonal cycles.

We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery. We also believe that, like the DSC market, mobile phone and notebook and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. There have been no material changes in any of our critical accounting policies since April 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended
	July 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	73.1	77.6
Gross margin	26.9	22.4

Operating expenses:
Research, development and related	10.5	17.4
Selling, general and administrative	7.4	13.4
Total operating expenses	17.9	30.8

Income (loss) from operations	9.0	(8.4)
Interest expense, net	(0.1)	(0.2)
Other income, net	0.8	0.5
Income (loss) before income taxes	9.7	(8.1)

Provision for income taxes	0.9	1.1
Net income (loss)	8.8	(9.2)
Net income (loss) attributable to noncontrolling interest	—	0.1
Net income (loss) attributable to OmniVision Technologies, Inc.	8.8%	(9.3)%

Three Months Ended July 31, 2010 as Compared to Three Months Ended July 31, 2009

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues for the three months ended July 31, 2010 increased by 82.9% to $193.1 million from $105.6 million for the three months ended July 31, 2009. The increase in revenues was primarily due to a 79.1% increase in unit sales of our image-sensor products, reflecting a recovery in product demand from the prior year period, and a 2.9% increase in our ASPs as a result of a favorable product mix shift in our higher megapixel products from the prior year period.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was significantly higher in the three months ended July 31, 2010 than in the prior-year period due to increased orders from our OEM and VAR customers. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended July 31, 2010 and 2009:

	Three Months Ended
	July 31,
	2010	2009
OEMs and VARs	68.4%	49.8%
Distributors	31.6	50.2
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended July 31, 2010, two OEM customers accounted for approximately 12.9% and 15.1% of our revenues. In the three months ended July 31, 2009, one OEM customer accounted for approximately 13.0% of our revenues. For the three months ended July 31, 2010 and 2009, no other OEM or VAR customer accounted for 10% or more of our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Distributors.   In the three months ended July 31, 2010, one distributor customer accounted for approximately 16.5% of our revenues. In the three months ended July 31, 2009, one distributor customer accounted for approximately 28.7% of our revenues. For the three months ended July 31, 2010 and 2009, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2010 and 2009:

	Three Months Ended
	July 31,
	2010	2009
Domestic sales	0.6%	0.6%
Foreign sales	99.4	99.4
Total	100.0%	100.0%

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

Our domestic sales as a percentage of revenues for the three months ended July 31, 2010 and 2009 is 0.6% and 0.6%, respectively. Our revenues as reported on a geographical basis reflect the country or region in which our customers issue their purchase orders.

Gross Profit

Our gross margin in the three months ended July 31, 2010 increased to 26.9% from 22.4% for the three months ended July 31, 2009. The year-over-year increase in gross margin reflected: a 2.9% increase in our ASPs as a result of a favorable shift in product mix from VGA to 2-megapixel and higher products, and a reduction in our production costs. The year-over-year increase was partially offset by an increase in the write-down of inventories which totaled approximately $5.1 million during the three months ended July 31, 2010, as compared to $3.7 million in the prior year period; and a decrease in the sales of previously written-down products in the three months ended July 31, 2010, which totaled $1.2 million as compared to $2.2 million during the same period in the prior fiscal year. We recorded approximately $0.5 million in stock-based compensation expense to cost of revenues during the three months ended July 31, 2010, as compared to $0.8 million in the similar prior year period.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for the three months ended July 31, 2010 increased to approximately $20.2 million from approximately $18.4 million for the three months ended July 31, 2009. As a percentage of revenues, research, development and related expenses for the three months July 31, 2010 and 2009 represented 10.5% and 17.4%, respectively.

The increase in research, development and related expenses of approximately $1.8 million, or 9.8%, for the three months ended July 31, 2010 from the similar period in the prior year resulted from: a $1.9 million increase in salary and payroll-related expenses resulting from a headcount increase and a company-wide annual salary increase; a $0.8 million increase in non-recurring engineering expenses related to new product development; and a $0.6 million increase in legal expenses primarily

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

related to patent registration activities.  These increases were partially offset by a $1.4 million decrease in depreciation and amortization expenses and a $332,000 decrease in office and facilities expenses. We anticipate that research, development and related expenses will increase for our second quarter of fiscal 2011 as the annual company-wide salary increase will have been in effect for the full quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses for the three months ended July 31, 2010 increased to approximately $14.3 million from $14.2 million for the three months ended July 31, 2009. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2010 and 2009 represented 7.4% and 13.4%, respectively.

The increase in selling, general and administrative expenses of approximately $169,000, or 1.2%, for the three months ended July 31, 2010 from the similar period in the prior year resulted primarily from: a $0.7 million increase in salary and payroll-related expenses resulting from a company-wide annual salary increase; a $205,000 increase in fees for outside services; and a $140,000 increase in travel and entertainment expenses; partially offset by a $160,000 decrease in legal expenses related to patent defense and a $159,000 decrease in other taxes. We anticipate that our selling, general and administrative expenses will rise during the second quarter of fiscal 2011 due to the increase in compensation noted above and to commission payments to our channel partners.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest expense, net, declined to $200,000 for the three months ended July 31, 2010 from $204,000 in the prior year period. The $4,000 decline in interest expense, net, resulted from a $47,000 reduction in interest income and a $51,000 reduction in interest expense primarily associated with long-term borrowings for the three months ended July 31, 2010 as compared to the similar period in the prior year. The decline in interest income was the result of lower interest rates on interest-bearing accounts than in the same period in the prior year.

Other Income, Net

Other income, net, for the three months ended July 31, 2010 totaled $1.5 million, as compared to $0.6 million in the prior year. Other income, net, for the three months ended July 31, 2010 included a $1.6 million gain that represented the difference between the fair value of our retained interest in SOI and the carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation; a $1.0 million gain that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, which we account for under the equity method of accounting; and a $1.1 million loss on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property. Other income, net, for the three months ended July 31, 2009 included a $0.9 million gain on the interest rate swap agreements related to the mortgage on our Santa Clara Property, a $0.5 million gain, representing our portion of the net income recorded by WLCSP, partially offset by a $0.9 million loss that represented our portion of the net loss recorded by ImPac Technology Co., Ltd., or ImPac, which we accounted for under the equity method of accounting.

Provision for Income Taxes

We generated approximately $18.7 million in income before income taxes and $8.6 million in loss before income taxes for the three months ended July 31, 2010 and 2009, respectively. We recorded a provision for income taxes of $1.8 million and $1.2 million for the three months ended July 31, 2010 and 2009, respectively, resulting in effective tax rates of 9.5% and (13.9)% for the respective periods.  Our effective tax rate reflects the impact of a significant amount of our earnings or losses being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the current fiscal year’s overall estimation of annual effective tax rate, we excluded the tax effect associated with the SOI deconsolidation. The tax effect associated with the SOI deconsolidation was recorded through a discrete adjustment to the provision for income taxes for the three months ended July 31, 2010. Other discrete adjustments to our provision for income taxes for the three months ended July 31,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2010 included a favorable adjustment for the difference between our finalized tax return and the provision for income taxes recorded for fiscal 2010, the tax benefit that we realized from our employees’ dispositions of incentive stock awards, and other adjustments to tax provisions associated with our unrecognized tax benefits.

It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $13.1 million within the next twelve months due to the lapse of applicable statute of limitations in multiple jurisdictions in which we operated. During the three months ended July 31, 2010, we accrued an additional $0.5 million of interest related to our unrecognized tax benefits.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest for the three months ended July 31, 2010 and 2009 was $(32,000) and $110,000, respectively, which represents the respective 56.3% and 56.1% interest that we did not own in the net income (loss) of SOI. In June 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, we no longer held the majority representation on the board of directors of SOI, and we were required to deconsolidate SOI.

Liquidity and Capital Resources

Our principal sources of liquidity at July 31, 2010 consisted of cash, cash equivalents and short-term investments totaling $349.0 million.

Liquidity

Our working capital increased to $463.3 million as of July 31, 2010 as compared to $433.3 million as of April 30, 2010. Our working capital increased as a result of: a $19.5 million increase in accounts receivable, net, resulting from a revenue increase of $35.9 million for the three months ended July 31, 2010 from the three months ended April 30, 2010; a $43.5 million increase in cash and cash equivalents primarily due to cash provided by operating activities; a $7.0 million increase in inventories; a $455,000 increase in refundable and deferred income taxes; and a $2.1 million decrease in accrued liabilities. These increases in working capital were partially offset by: a $28.1 million decrease in short-term investments; a $10.4 million increase in accounts payable resulting from an increase in production activities; and a $1.1 million increase in deferred revenues, less cost of revenues.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of July 31, 2010, the principal amounts outstanding under the Mortgage Loan and Term Loan were $25.7 million and $6.3 million, respectively.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered in to a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination, or the Construction Loan. As of July 31, 2010, we had borrowed approximately $17.0 million under the Construction Loan.

Cash Flows from Operating Activities

For the three months ended July 31, 2010, net cash provided by operating activities totaled approximately $6.4 million as compared to $36.6 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $16.9 million for the three months ended July 31, 2010; adjustments for non-cash charges of $5.1 million in stock-based compensation, $4.4 million in depreciation and amortization, $5.1 million in write-down of inventories, $3.3 million in gains on equity investments, net, and $1.1 million in losses on interest rate swaps; a $9.5 million increase in accounts payable; a $1.4 million increase in deferred revenues, less cost of revenues; and a $2.4 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $19.6 million increase in accounts receivable, net; a $13.6 million increase in inventories; a $2.6 million decrease in accrued expenses and other current liabilities; and a $0.4 million increase in refundable and deferred income taxes. The $19.6 million increase in accounts receivable, net, reflects the increased level of revenues during the three months ended July 31, 2010, as days of sales outstanding increased to 45 days as of July 31, 2010 from 42 days as of April 30, 2010. The $13.6 million increase in inventories resulted from need to support

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

an anticipated increase in sales activity during the second quarter of fiscal 2011. The $1.4 million increase in deferred revenues, less cost of revenues, was due to an increase in sales to distributors during the three months ended July 31, 2010.

For the three months ended July 31, 2009, net cash provided by operating activities totaled approximately $36.6 million. The principal components of the current year amount were: a net loss of approximately $9.7 million for the three months ended July 31, 2009; adjustments for non-cash charges of $6.1 million in stock-based compensation, $5.7 million in depreciation and amortization, $3.7 million in write-down of inventories, $0.9 million from gain on interest rate swaps and $401,000 of losses in equity investments; a $27.6 million increase in accounts payable; a $4.7 million increase in deferred revenue, less cost of revenue; a $3.7 million decrease in inventories and a $2.1 million increase in income taxes payable. These increases were partially offset by: a $4.4 million increase in accounts receivable, net; a $1.5 million decrease in accrued expenses and other current liabilities; a $0.6 million increase in deferred income taxes and a $483,000 decrease in deferred tax liabilities. The $4.4 million increase in accounts receivable, net, reflects the increased level of revenues during the three months ended July 31, 2009, with the days of sales outstanding declining to 42 days as of July 31, 2009 from 44 days as of April 30, 2009. The $3.7 million decrease in inventories resulted in an increase in annualized inventory turns to 3.3 as of July 31, 2009 from 2.8 as of April 30, 2009.

Cash Flows From Investing Activities

For the three months ended July 31, 2010, our cash provided by investing activities totaled $15.8 million as compared to cash used in investing activities of approximately $37.1 million for the corresponding period in the prior year, primarily due to $25.7 million in proceeds from sales or maturities of short-term investments, partially offset by $4.7 million in purchases of intangible and other assets, $2.8 million due to the deconsolidation of SOI, $2.1 million in purchases of property, plant and equipment and $282,000 in purchases of long-term investments. For the three months ended July 31, 2009, our cash used in investing activities totaled $37.1 million due to $33.2 million in net purchases of short-term investments and $3.9 million in purchases of property, plant and equipment.

Cash Flows From Financing Activities

For the three months ended July 31, 2010, net cash provided by financing activities totaled approximately $21.2 million, as compared to $1.6 million during the corresponding period in the prior year. This increase was due to $20.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.5 million in excess tax benefits from stock-based compensation, partially offset by $0.9 million used to repay long-term borrowings. For the three months ended July 31, 2009, net cash provided by financing activities totaled approximately $1.6 million and resulted from $2.4 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, partially offset by $0.9 million used to repay long-term borrowings.

Capital Commitments and Resources

We are constructing a research facility at OTC. Over the next year, we expect to cover additional construction costs associated with OTC by drawing down the remaining $3.5 million of available funding under the Construction Loan. When the construction is complete, we anticipate that we will meet our commitment of investing a total of approximately $33.9 million in OTC. The investment requirement arises from our execution of a Land-Use-Right Purchase Agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai with a concomitant commitment to spend approximately $33.9 million to develop the land. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements and capital investment in OTC, we expect our capital requirements totaling approximately $20.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, and Shanghai OmniVision Semiconductor Technology, Co. Ltd, or OST. We formed OST during the three months ended October 31, 2008, for the purpose of expanding our testing capabilities in Shanghai, China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$9,957	$4,564	$5,320	$73	$—
Debt obligations (1)	48,953	4,292	6,572	7,012	31,077
Noncancelable orders (2)	99,837	99,837	—	—	—
Total contractual obligations	158,747	108,693	11,892	7,085	31,077

Other Commercial Commitments:
OST (3)	8,500	8,500	—	—	—
Total commercial commitments	8,500	8,500	—	—	—
Total contractual obligations and commercial commitments	$167,247	$117,193	$11,892	$7,085	$31,077

(1)          In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of July 31, 2010, we borrowed approximately $17.0 million under the Construction Loan. See Note 7 —“Borrowing Arrangements” to our condensed consolidated financial statements.

(2)          Noncancelable orders represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)          During the three months ended October 31, 2008, we formed OST, a new wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. We contributed $1.5 million in January 2009, as required under the terms of our capital commitment. We are required to contribute the remaining $8.5 million of a $10.0 million commitment by October 16, 2010. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of July 31, 2010, the long-term income taxes payable, including estimated interest and penalties, was $90.7 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of July 31, 2010 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

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

As of July 31, 2010, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2010 and 2009 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. In the past, we also invested in auction rate securities and in variable rate demand notes, which have a final maturity date of up to 39 years but whose interest rate is reset at varying intervals typically between seven and 35 days. As of July 31, 2010, we did not hold any auction rate securities or variable rate demand notes.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three months ended July 31, 2010.

In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination, or the Construction Loan. As of July 31, 2010, we borrowed approximately $17.0 million under the Construction Loan. Interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.3% at July 31, 2010. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2010, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three months ended July 31, 2010.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended July 31, 2010, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2010 Annual Report on Form 10-K filed with the SEC on June 30, 2010. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

Recent domestic and worldwide economic conditions have adversely affected and may further adversely affect our business, results of operations, financial condition and cash flows.

Beginning with the second half of our fiscal 2009, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment and commercial banks, other financial institutions and major automobile companies, reduced corporate and consumer spending, and decreased consumer confidence. These economic conditions resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sell our products reduced spending in response to the tightening of lending standards by financial institutions, negative financial news and the continued uncertainty of the global economy. For example, beginning in our fiscal 2009, end-customer demand decreased significantly, negatively affecting demand for all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors also decreased. This decrease in demand had a significant impact on our revenues, results of operations, cash flows and overall business.

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

Although we have continued to see signs suggesting that some major economies are returning to positive growth, it is uncertain whether such resumption of growth will be sustained. If the economy or markets into which we sell our products fail to continue to recover or the current recovery slows, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the average selling prices for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our average selling prices, our revenues will decline. Reductions in our average selling prices have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our average selling prices will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Although we may decrease our research, development and related expenses in the short-term from time-to-time, historically we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher average selling prices, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for mobile phones account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 60% and 65% of our revenues in fiscal 2010 and the three months ended July 31, 2010, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2011 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or, if applicable, their key end user customers, could result in our failure to achieve anticipated revenue for a particular period. Such a delay, cancellation or reduction could be caused by, among other things, customers or distributors being materially and adversely affected by the current domestic and global economic conditions. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, or if our distributors are unable to retain one or more of their key end user customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. In fiscal 2010, approximately 60.0% of our revenues came from sales to our top five customers. In addition, in the three months ended July 31, 2010, two OEM customers accounted for approximately 28.0% of our revenues, and one distributor customer accounted for approximately 16.5% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

Unlike some of our larger competitors, we do not own or operate a semiconductor fabrication facility. Instead, we rely on TSMC, PTC and other subcontract foundries to produce all of our wafers. Historically, we have relied on TSMC to provide us with a substantial majority of our wafers. As a part of our joint venture agreement with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

In addition, we have entered into a foundry manufacturing agreement with PTC pursuant to which we and PTC have agreed to jointly develop certain pixel-related process technology and for PTC to process certain of our CMOS image sensors at PTC’s facilities in accordance with the scheduled development approved by both parties.

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

If our unit sales continue to increase in fiscal 2011 as they did in fiscal 2010, the size of the orders we place with our foundries could increase as well. Because our foundries provide services to a number of companies, in the event they receive increased orders from us or one or more of the other companies that they service, they may be unable to provide us with the requested quantity of products or may subordinate our request to the requests of other larger companies. If for any reason the foundries are unable to provide a sufficient number of products to us on a timely basis and at acceptable yields and cost, we may be unable to meet the demands of our customers and our revenues, gross margins and other financial results could be materially and adversely affected.

The current global economic conditions could materially affect our foundries and cause them to be unable to provide necessary services to us. If TSMC, PTC, or any of our other foundries were unable to continue manufacturing our wafers in the required quantities, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also develop their own image-sensor products and if one or more of our other foundries were to decide not to fabricate our companion DSP chips for competitive or other reasons, we would have to identify and qualify other sources for these products.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $32.0 million as of July 31, 2010. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our consolidated balance sheets. We record their fair value changes in our consolidated statements of operations, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

Many of the products using our image sensors, such as mobile phones, notebooks and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. In addition, our gross revenues in our second and third fiscal quarters have typically been comparable. However, an increase during fiscal 2010 in end-customer demand related to the holiday season accelerated the timing of our customers’ purchases from our third fiscal quarter to our second fiscal quarter. If this trend continues in future years, it could result in the quarter-to-quarter fluctuation of our revenues differing from our historical seasonal cycles.

Problems with wafer manufacturing and/or back-end processing yields could result in higher product costs and could impair our ability to meet customer demand for our products.

If the foundries manufacturing the wafers used in our products cannot achieve the yields we expect, we could incur higher unit costs and reduced product availability. Foundries that supply our wafers have experienced problems in the past achieving acceptable wafer manufacturing yields. Wafer yields are a function of both our design technology and the particular foundry’s manufacturing process technology. Certain risks are inherent in the introduction of new products and technology. These risks increase with our introduction of more advanced and novel products and technology, as well as with increased customer demand that requires these new products to be produced more quickly and in greater quantities than our historical volume. Low yields may result from design errors or manufacturing failures in new or existing products. During the early stages of production, production yields for new products are typically lower than those of established products. Unlike many other semiconductor products, optical products can be effectively tested only when they are complete. Accordingly, we perform final testing of our products only after they are assembled. As a result, yield problems may not be identified until our products are well into the production process. The risks associated with low yields could be increased because we rely on third party offshore foundries for our wafers, which can increase the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition to wafer manufacturing yields, our products are subject to yield loss in subsequent manufacturing steps, often referred to as back-end processing, such as the application of color filters and micro-lenses, dicing (cutting the wafer into individual devices, or die) and packaging. Any of these potential problems with wafer manufacturing and/or back-end processing yields could result in a reduction in our gross margins and/or our ability to timely deliver products to customers, which could adversely affect our customer relations and make it more difficult to sustain and grow our business.

If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. The current domestic and global economic conditions have made it extremely challenging to accurately predict customer demand because recent demand has demonstrated increased volatility and historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often place noncancelable orders with our manufactures to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, causing us to lose customers and impairing our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

We may be required to record a significant charge to earnings if our goodwill, intangible assets or long-term investments become impaired.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2010, our goodwill totaled approximately $1.1 million, our intangible assets totaled approximately $7.8 million and our long-term investments totaled approximately $99.2 million.

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

As of July 31, 2010, we held cash and cash equivalents totaling $277.6 million, and short-term investments totaling $71.5 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of July 31, 2010, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

In October 2003, together with TSMC, we formed VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services. Since its formation, TSMC and we have expanded the scope of VisEra’s activities through the provision of additional funding.

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

As part of our strategy, we have formed joint ventures with two of our foundry partners, and we hold equity interests in three other companies from which we purchase certain manufacturing services. For the investments that we account for under the equity method, we record as part of income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or other investees could change. Such changes have resulted in the past, and could result in the future, in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

During fiscal 2010 and the three months ended July 31, 2010, approximately 48.5% and 31.6%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2010 and the three months ended July 31, 2010. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through September 3, 2010, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on September 3, 2010 was $22.06 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Dated: September 9, 2010

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: September 9, 2010

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