Form 10-Q
period 2010-10-31
OMNIVISION TECHNOLOGIES INC
filed 2010-12-09
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

At December 6, 2010, 55,652,113 shares of common stock of the registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 31,	April 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$340,693	$234,023
Short-term investments	56,007	99,555
Accounts receivable, net of allowances for doubtful accounts and sales returns	113,072	74,261
Inventories	121,260	133,993
Refundable and deferred income taxes	5,910	1,990
Prepaid expenses and other current assets	7,370	9,380
Total current assets	644,312	553,202
Property, plant and equipment, net	118,432	121,547
Long-term investments	101,826	92,121
Goodwill	1,122	439
Intangibles, net	7,004	4,891
Other long-term assets	24,359	25,493
Total assets	$897,055	$797,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$91,944	$85,487
Accrued expenses and other current liabilities	18,642	19,506
Deferred revenues, less cost of revenues	13,387	10,661
Current portion of long-term debt	4,301	4,286
Total current liabilities	128,274	119,940
Long-term liabilities:
Long-term income taxes payable	92,547	90,626
Non-current portion of long-term debt	43,977	45,428
Other long-term liabilities	7,887	4,727
Total long-term liabilities	144,411	140,781
Total liabilities	272,685	260,721

Commitments and contingencies (Note 13)

Equity:
OmniVision Technologies, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 67,253 shares issued and 54,712 outstanding at October 31, 2010 and 64,616 shares issued and 52,075 outstanding at April 30, 2010, respectively	67	65
Additional paid-in capital	485,387	441,077
Accumulated other comprehensive income	1,541	870
Treasury stock, 12,541 shares at October 31, 2010 and April 30, 2010, respectively	(178,683)	(178,683)
Retained earnings	316,058	270,253
Total OmniVision Technologies, Inc. stockholders’ equity	624,370	533,582
Noncontrolling interest	—	3,390
Total equity	624,370	536,972
Total liabilities and equity	$897,055	$797,693

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenues	$239,460	$183,344	$432,531	$288,904
Cost of revenues	172,013	139,382	313,129	221,272
Gross profit	67,447	43,962	119,402	67,632

Operating expenses:
Research, development and related	20,894	18,853	41,126	37,285
Selling, general and administrative	14,741	16,209	29,070	30,369
Total operating expenses	35,635	35,062	70,196	67,654

Income (loss) from operations	31,812	8,900	49,206	(22)
Interest expense, net	(434)	(244)	(634)	(448)
Other income (expense), net	(421)	223	1,072	791
Income before income taxes	30,957	8,879	49,644	321

Provision for income taxes	2,090	961	3,871	2,149
Net income (loss)	28,867	7,918	45,773	(1,828)
Net loss attributable to noncontrolling interest	—	(166)	(32)	(56)
Net income (loss) attributable to OmniVision Technologies, Inc.	$28,867	$8,084	$45,805	$(1,772)

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.53	$0.16	$0.85	$(0.03)
Diluted	$0.50	$0.16	$0.80	$(0.03)

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	54,235	50,763	53,724	50,668
Diluted	57,680	51,769	57,230	50,668

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$45,773	$(1,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,292	11,662
Change in fair value of interest rate swap	1,450	(645)
Stock-based compensation	10,257	12,201
Tax effect from stock-based compensation	1,825	—
(Gain) loss on equity investments, net	(6,135)	(1,398)
Write-down of inventories	10,443	10,149
Loss on disposal of property, plant and equipment	—	108
Excess tax benefit from stock-based compensation	(1,249)	—
Changes in assets and liabilities, net of acquisition and deconsolidation:
Accounts receivable, net	(38,901)	(23,735)
Inventories	31	7,696
Refundable and deferred income taxes	(3,181)	(1,260)
Prepaid expenses and other assets	1,455	235
Accounts payable	6,189	53,713
Accrued expenses and other current liabilities	321	2,957
Income taxes payable	2,301	3,975
Deferred revenues, less cost of revenues	2,701	2,233
Deferred tax liabilities	1,457	(967)
Net cash provided by operating activities	44,029	75,096
Cash flows from investing activities:
Purchases of short-term investments	(37,356)	(45,140)
Proceeds from sales or maturities of short-term investments	78,277	23,916
Purchases of property, plant and equipment, net of sales	(3,350)	(4,257)
Purchases of long-term investments	(282)	—
Purchase of intangible and other assets	(5,000)	—
Deconsolidation of SOI	(2,816)	—
Net cash provided by (used in) investing activities	29,473	(25,481)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	6,590
Repayment of long-term borrowings	(1,777)	(1,778)
Cash contribution by noncontrolling interest	—	4
Excess tax benefits from stock-based compensation	1,249	—
Proceeds from exercise of stock options and employee stock purchase plan	33,418	3,610
Net cash provided by financing activities	32,890	8,426
Effect of exchange rate changes on cash and cash equivalents	278	82
Net increase in cash and cash equivalents	106,670	58,123
Cash and cash equivalents at beginning of period	234,023	257,808
Cash and cash equivalents at end of period	$340,693	$315,931
Supplemental cash flow information:
Taxes paid	$1,364	$472
Interest paid (net of amount capitalized)	$1,448	$1,085
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$842	$2,592
Capitalized interest and other costs	$102	$46

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2010 and April 30, 2010 and for the three and six months ended October 31, 2010 and 2009 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2010 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 (the “Form 10-K”).

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of October 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government debt securities with maturities less than one year	$26,702	$4	$(12)	$26,694
U.S. government debt securities with maturities over one year	8,023	5	—	8,028
Commercial paper and bond funds	21,287	2	(4)	21,285
	$56,012	$11	$(16)	$56,007

Contractual maturity dates, less than one year				$47,979
Contractual maturity dates, one year to two years				8,028
				$56,007

	As of April 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$2,285	$—	$—	$2,285
U.S. government debt securities with maturities less than one year	77,128	12	—	77,140
U.S. government debt securities with maturities over one year	8,145	5	—	8,150
Commercial paper and bond funds	11,999		(19)	11,980
	$99,557	$17	$(19)	$99,555

Contractual maturity dates, less than one year				$91,405
Contractual maturity dates, one year to two years				8,150
				$99,555

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	October 31,	April 30,
	2010	2010
Cash and cash equivalents:
Cash	$211,096	$183,393
Money market funds, certificates of deposit and U.S. government bonds	129,597	50,630
	$340,693	$234,023
Accounts receivable, net:
Accounts receivable	$115,515	$75,908
Less: Allowance for doubtful accounts	(918)	(711)
Allowance for sales returns	(1,525)	(936)
	$113,072	$74,261
Inventories:
Work in progress	$49,177	$76,845
Finished goods	72,083	57,148
	$121,260	$133,993
Prepaid expenses and other current assets:
Prepaid expenses	$5,324	$6,398
Deposits and other	1,604	2,686
Interest receivable	442	296
	$7,370	$9,380
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings and land use right	56,602	37,877
Buildings/leasehold improvements	24,860	19,148
Machinery and equipment	67,388	64,894
Furniture and fixtures	5,008	4,810
Software	6,369	5,873
Construction in progress	239	23,419
	173,466	169,021
Less: Accumulated depreciation and amortization	(55,034)	(47,474)
	$118,432	$121,547
Other long-term assets:
Deferred income tax assets – non-current	$18,898	$20,440
Prepaid wafer credits	3,343	2,826
Long-term employee loan receivable	1,000	1,000
Other long-term assets	1,118	1,227
	$24,359	$25,493
Accrued expenses and other current liabilities:
Employee compensation	$9,420	$7,490
Third party commissions	710	1,004
Professional services	1,426	2,383
Noncancelable purchase commitments	2,844	4,689
Distributor pricing adjustments	2,493	1,871
Other	1,749	2,069
	$18,642	$19,506
Other long-term liabilities:
Deferred income tax liabilities – non-current	$2,499	$1,040
Interest rate swaps	5,138	3,687
Other	250	—
	$7,887	$4,727

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	October 31,	April 30,
	2010	2010
VisEra	$75,605	$72,170
WLCSP	13,199	11,819
XinTec	4,661	4,661
Tong Hsing	4,574	3,471
SOI	3,787	—
Total	$101,826	$92,121

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

The following table presents equity income recorded by the Company for the periods indicated in “Cost of revenues,” consisting of its portion of the net income recorded by VisEra during the periods presented (in thousands) (See Note 14.):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Equity income	$2,152	$1,567	$3,285	$1,451

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP’s equity interests, or 20.0% of WLCSP’s registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. The Company has appointed a member to WLCSP’s board of directors and a supervisor.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Other income (expense), net,” consisting of its portion of the net income recorded by WLCSP during those periods and equity method investment adjustments (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Equity income	$395	$245	$1,380	$696

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of October 31, 2010, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 16.1% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 12.1%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010, the Company participated in Tong Hsing’s secondary offering and purchased an additional 95,570 shares for approximately $282,000. As of October 31, 2010, the Company’s ownership in Tong Hsing was approximately 0.8%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis. For the periods indicated, the Company recorded the following unrealized holding gains in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Unrealized holding gains	$413	$—	$821	$—

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

In June 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, the Company no longer held the majority representation on the board of directors of SOI, and was required to deconsolidate SOI. The authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value. Pursuant to the guidance, the Company recorded a gain of approximately $1.6 million in “Other income (expense), net,” which was the difference between the fair value of the Company’s retained interest in SOI, and the carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation. (See Note 9). After the deconsolidation, the Company owned 43.8% of SOI, which the Company accounted for under the equity method. As of October 31, 2010, the Company’s ownership in SOI was approximately 43.7%.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

For the periods indicated, the Company recorded equity loss in “Other income (expense), net” for its portion of the net loss recorded by SOI (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Equity loss	$(304)	$—	$(267)	$—

Noncontrolling interest represents ownership interests in SOI held by parties other than the Company. The following table reconciles equity attributable to noncontrolling interest for the periods indicated (in thousands):

	Six Months Ended
	October 31,
	2010	2009
Noncontrolling interest, May 1	$3,390	$3,497
Cash contribution by noncontrolling interest	—	4
Net loss attributable to noncontrolling interest	(32)	(56)
Translation gain (loss)	(70)	60
Deconsolidation	(3,288)	—
Noncontrolling interest, October 31	$—	$3,505

The following tables present the summary financial information of SOI, VisEra and WLCSP, as derived from their financial statements for the periods indicated, and prepared under GAAP (in thousands):

Silicon Optronics, Inc

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Operating data:
Revenues	$2,367	$614	$4,804	$2,294
Gross profit (loss)	(227)	82	234	537
Income (loss) from operations	(727)	(318)	(719)	(148)
Net loss	$(695)	$(296)	$(666)	$(100)

VisEra Technologies Company, Ltd.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Operating data:
Revenues	$26,709	$20,142	$53,154	$31,785
Gross profit	7,249	4,422	12,699	4,328
Income from operations	4,483	2,455	7,301	586
Net income	$5,412	$2,367	$6,558	$2,372

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

China WLCSP Limited

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Operating data:
Revenues	$8,221	$5,138	$19,058	$10,529
Gross profit	2,968	1,962	9,099	4,534
Income from operations	951	1,276	6,174	3,109
Net income	$990	$1,227	$6,002	$3,486

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	October 31,	April 30,
	2010	2010
Undistributed earnings of investees	$19,000	$20,806

Note 6 — Goodwill and Intangible Assets

Goodwill

The change to the carrying value of the Company’s goodwill from May 1, 2010 through October 31, 2010 is reflected below (in thousands):

Goodwill
Balance at May 1, 2010	$439
Goodwill from purchase of assets	683
Balance at October 31, 2010	$1,122

Intangible assets as of the dates indicated consisted of the following (in thousands):

	October 31, 2010
	Cost	Accumulated Amortization	Net Book Value
Core technology(1)	$24,410	$18,506	$5,904
Patents and licenses	13,460	13,070	390
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	120	220
In-process research and development	490	—	490
Intangible assets, net	$40,100	$33,096	$7,004

(1)          During the six months ended October 31, 2010, the Company purchased certain intangible and other assets, of which $3.4 million was allocated to “Core technology” based on their fair values as of the purchase date.

	April 30, 2010
	Cost	Accumulated Amortization	Net Book Value
Core technology	$21,010	$17,856	$3,154
Patents and licenses	13,487	12,477	1,010
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	103	237
In-process research and development	490	—	490
Intangible assets, net	$36,727	$31,836	$4,891

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Amortization of intangibles	$802	$1,633	$1,260	$3,266

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2011	$1,338
2012	1,978
2013	1,902
2014	766
2015	377
Thereafter	643
Total	$7,004

Note 7 — Borrowing Arrangements

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	October 31, 2010	April 30, 2010

Mortgage loan	$25,590	$25,867
Term loan	5,500	7,000
Construction loan	17,188	16,847
	48,278	49,714
Less: amount due within one year	(4,301)	(4,286)
Non-current portion of long-term debt	$43,977	$45,428

As of October 31, 2010, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2011	$1,777	$747	$2,524
2012	3,554	747	4,301
2013	1,554	1,495	3,049
2014	554	2,989	3,543
2015	554	2,989	3,543
Thereafter	23,097	8,221	31,318
Total	$31,090	$17,188	$48,278

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively.  The Company was in compliance with the financial covenants of the Loan and Security Agreement as of October 31, 2010.

Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	October 31,	April 30,
	2010	2010
Mortgage Loan	1.2%	1.2%
Term Loan	1.5	1.5

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. The loan amount is Chinese Yuan 140.0 million or approximately $20.5 million based on exchange rate in effect at the time of the loan origination. As of October 31, 2010, the Company has borrowed Chinese Yuan 115.0 million, or approximately $17.2 million, under the Construction Loan. The Company is scheduled to draw down the remaining $3.3 million by December 2011. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.3% at October 31, 2010. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of October 31, 2010.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

The following table presents the location of the swaps on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Location of amounts recognized in Condensed Consolidated Statements of Operations and amount of gains (losses):
Other income (expense), net	$(353)	$(236)	$(1,451)	$645

			October 31,	April 30,
			2010	2010
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities			$5,138	$3,687

Note 8 — Net Income (Loss) Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

Basic net income (loss) per share attributable to OmniVision common stockholders is computed by dividing net income (loss) attributable to OmniVision by the weighted average number of common shares outstanding during the period.

Diluted net income per share attributable to OmniVision common stockholders is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options and restricted stock units. The following table sets forth the number of stock options and restricted stock units that were excluded from the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Antidilutive common stock subject to outstanding options and restricted stock units	410,000	11,012,000	878,000	11,291,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Basic:
Numerator:
Net income (loss) attributable to OmniVision Technologies, Inc.	$28,867	$8,084	$45,805	$(1,772)

Denominator:
Weighted average common shares for net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	54,235	50,763	53,724	50,668

Basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0.53	$0.16	$0.85	$(0.03)

Diluted:
Numerator:
Net income (loss) attributable to OmniVision Technologies. Inc.	$28,867	$8,084	$45,805	$(1,772)

Denominator:
Denominator for basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	54,235	50,763	53,724	50,668
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	3,445	1,006	3,506	—
Weighted average common shares for diluted net income (loss) per share	57,680	51,769	57,230	50,668

Diluted net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$0.50	$0.16	$0.80	$(0.03)

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

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	October 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$107,268	$107,268	$—	$—
Debt securities issued by U.S. government and U.S. government agencies	34,722	—	34,722	—
Corporate debt securities/commercial paper	36,182	—	36,182	—
Equity investment in Tong Hsing	4,574	4,574	—	—
Total assets	$182,746	$111,842	$70,904	$—
Interest rate swaps	$(5,138)	$—	$(5,138)	$—
Total liabilities	$(5,138)	$—	$(5,138)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	October 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$122,165	$107,268	$14,897	$—
Short-term investments	56,007	—	56,007	—
Long-term investments	4,574	4,574	—	—
Total assets	$182,746	$111,842	$70,904	$—
Interest rate swaps	$(5,138)	$—	$(5,138)	$—
Total liabilities	$(5,138)	$—	$(5,138)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2010
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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$41,211	$41,211	$—	$—
Short-term investments	97,270	—	97,270	—
Long-term investments	3,471	3,471	—	—
Total assets	$141,952	$44,682	$97,270	$—
Interest rate swaps	$(3,687)	$—	$(3,687)	$—
Total liabilities	$(3,687)	$—	$(3,687)	$—

Certificates of deposit recorded as cash equivalents and short-term investments are not measured at fair value on a recurring basis and as such are not included in the tables above. The following table sets forth the carrying value of certificates of deposit recorded as cash equivalents and short-term investments for the dates presented (in thousands):

	October 31,	April 30,
	2010	2010
Certificates of deposit recorded as cash equivalents	$7,432	$9,419
Certificates of deposit recorded as short-term investments	$—	$2,285

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

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table presents the Company’s financial assets that were measured and recorded at fair value on a non-recurring basis during the three and six months ended October 31, 2010, and the gain recorded on the assets during the same period (in thousands):

	Carrying Value October 31,		Fair Value Measured and Recorded Using			Gain for Three Months Ended	Gain for Six Months Ended
	2010		Level 1	Level 2	Level 3	October 31, 2010
Equity investment in SOI	$3,787	(1)	$—	$—	$4,157	$—	$1,648
Total gain							$1,648

(1)         The carrying value as presented as of October 31, 2010, reflects subsequent equity income (loss) adjustments to the fair value. These adjustments represented the Company’s portion of the net income or losses recorded by SOI.

The Company did not have any assets or liabilities that were measured at fair value on a non-recurring basis during the three and six months ended October 31, 2009. For the Company’s equity investment in SOI, the authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value in June 2010, when the Company no longer held the majority representation on SOI’s board. (See Note 5.) The Company classified the fair value measurement as Level 3 as the Company used unobservable inputs for the valuation methodologies that

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

were significant to the fair value measurements. The Company determined the fair value of its retained interest in SOI by using the market and income approaches. The market approach included the use of financial metrics from comparable public companies. The selection of comparable companies required management judgment and was based on a number of factors, including comparable companies’ sizes, industries, and other relevant factors. The income approach included the use of a discounted cash flow model that required significant estimates for SOI, including revenues, costs, risk adjusted discount rates and other relevant projections.

Note 10 — Segment and Geographic Information

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
OEMs and VARs	73.9%	53.4%	71.4%	52.1%
Distributors	26.1	46.6	28.6	47.9
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
China	$166,421	$154,027	$293,872	$242,443
South Korea	42,642	528	79,341	844
Malaysia	14,927	6,784	34,101	11,136
Taiwan	8,391	16,095	12,973	25,817
United States	731	883	1,962	1,552
All other	6,348	5,027	10,282	7,112
Total	$239,460	$183,344	$432,531	$288,904

The Company’s long-lived assets, including its long-term investments, are located in the following countries (in thousands):

	October 31,	April 30,
	2010	2010
Taiwan	$95,503	$92,092
China	66,573	64,558
United States	57,537	59,602
All other	5,106	928
Total	$224,719	$217,180

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the six months ended October 31, 2010 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2010	$441,077
Exercise of common stock options	30,791
Employee stock purchase plan	2,625
Employee stock-based compensation	10,257
Withholding tax deduction on restricted stock units	(743)
Tax effect from stock-based compensation	1,825
Write-off of employee stock-based compensation related deferred tax assets	(445)
Balance at October 31, 2010	$485,387

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income (loss) for all periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Net income (loss)	$28,867	$7,918	$45,773	$(1,828)
Translation gains (losses)	(106)	54	(148)	125
Unrealized gains on available-for-sale securities, net	392	5	819	8
Comprehensive income (loss)	29,153	7,977	46,444	(1,695)
Comprehensive income (loss) attributable to noncontrolling interest	—	(135)	(102)	4
Comprehensive income (loss) attributable to OmniVision Technologies, Inc.	$29,153	$8,112	$46,546	$(1,699)

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Income before income taxes	$30,957	$8,879	$49,644	$321
Provision for income taxes	$2,090	$961	$3,871	$2,149
Effective tax rate	6.8%	10.8%	7.8%	669.5%

The Company’s effective tax rate reflects the impact of a significant amount of the Company’s earnings or losses being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to the Company’s provision for income taxes for the three months ended October 31, 2010 included favorable adjustments to tax provisions from prior years, the tax benefit realized by the Company as a result of the employees’ disposition of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of applicable statute of limitations in a foreign jurisdiction. These favorable adjustments to the Company’s provision for income taxes for the three months ended October 31, 2010 were partially offset by an unfavorable impact from foreign exchange losses associated with the Company’s unrecognized tax benefits.

During the three months ended October 31, 2010, the Company reduced unrecognized tax benefits by approximately $248,000 due to the lapse of applicable statute of limitations in a foreign jurisdiction. It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $13.3 million within the next twelve months due to the lapse of applicable statute of limitations in multiple tax jurisdictions that the Company operated in. During the three months ended October 31, 2010, the Company accrued an additional $472,000 of interest related to the Company’s unrecognized tax benefits. The Company is under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009, which represent all of the years for which tax returns have been filed with that jurisdiction and the statute of limitations has not expired.

Note 13 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”) which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. The Company may use the land solely for the purposes of industrial use and/or scientific research. As of October 31, 2010, the construction of a research facility on the land was complete, in accordance with the Purchase Agreement. The Company obtained a Construction Loan to finance the construction. (See Note 7.)

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology Co. Ltd, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of October 31, 2010, the Company had contributed $1.5 million, as required under the terms of its $10.0 million capital commitment. The Company is required to contribute the remaining $8.5 million by October 2011, which represents a one-year extension from the original due date of October 2010.

Litigation

From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Du1978Plaintiffs generally allege that the defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and the other defendants will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have filed appeals. If for any reason the settlement does not become effective, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants and the motion to dismiss with prejudice, filed by all of the underwriter defendants, which included the suit against the Company.  The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit. On December 3, 2010, the Ninth Circuit entered its opinion and order in this matter. The Court affirmed the dismissal of the suits against the 30 moving issuer defendants on the grounds that the demand letters sent to those issuers were inadequate under Delaware law, and converted the dismissals from without prejudice to with prejudice. The Court also reversed the dismissal of the suits against the remaining 24 issuer defendants, including the Company, but is allowing those issuer defendants, including the Company, to challenge the adequacy of the demand letters that the plaintiff sent to the issuers before filing suit. No discovery has taken place.

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

On March 6, 2009, Panavision Imaging, LLC (“Panavision”) filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation.  On October 27, 2010, the Court held a case status conference and scheduled a further case management conference on December 13, 2010.  The Company expects to vigorously defend itself against Panavision’s allegations. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

On December 6, 2010, Ziptronix, Inc., or Ziptronix, filed a complaint against the Company alleging patent infringement in the District Court for the Northern District of California. The case is entitled Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525. In its complaint, Ziptronix asserts that the Company has made, used, offered to sell, sold and/or imported into the United States products that infringe U.S. Patent Nos. 7,387,944 (“Method for Low Temperature Bonding and Bonded Structure”), 7,335,572 (“Method for Low Temperature Bonding and Bonded Structure”), 7,553,744 (“Method for Low Temperature Bonding and Bonded Structure”), 7,037,755 (“Three Dimensional Device

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2010 and 2009

(unaudited)

Integration Method and Integrated Device”), 6,864,585 (“Three Dimensional Device Integration Method and Integrated Device”), and 7,807,549 (“Method for Low Temperature Bonding and Bonded Structure”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. The Company expects to vigorously defend itself against Ziptronix’s allegations. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to it.

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

The following table presents the amounts paid for services provided by related parties for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
Related		October 31,		October 31,
Party	Services	2010	2009	2010	2009
VisEra	Color filter and other manufacturing services	$26,285	$19,458	$50,392	$30,535

The following table summarizes the transactions that the Company’s equity method investees, SOI and VisEra, engaged with related parties for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
SOI transactions with:
ImPac:
Purchases of manufacturing services	$—	$120	$—	$240
Balance payable at period end, net	—	35	—	35
PTC:
Purchases of wafers	364	181	1,281	272
Rent and other services	25	7	50	26
Balance payable at period end, net	29	8	29	8
VisEra:
Purchases of manufacturing services	15	38	194	102
Balance payable at period end	—	—	—	—

VisEra transactions with:
TSMC:
Sales to TSMC	754	303	1,253	572
Purchase manufacturing services	146	—	156	—
Balance receivable at period end, net	352	169	352	169
SOI:
Sales to SOI	15	38	194	102
Balance receivable at period end	$—	$—	$—	$—

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PTC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, the increasing competition in our industry, the effect of supply constraints, the continued importance of the mobile phone market to our business, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in market interest rates, the geographic distribution of our sales and end users of our products and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 44 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

New Products

In January 2010, we introduced the OV14810, a 14.6-megapixel image sensor built on our 1.4 µm OmniBSI technology. The 1/2.33-inch OV14810 has an active array of 4,416 x 3,312 BSI pixels, operating at 15 frames per second, or FPS, in full resolution, or delivering full 1080p HD video at 60 FPS, using a binning feature to achieve higher sensitivity. In full HD video mode, the sensor also provides additional pixels for electronic image stabilization. The new OV14810 allows consumers to use one device for capturing both photo and HD video moments.

In January 2010, we also added the new OVM7692 VGA CameraCube solution to our portfolio of CameraCube imaging devices. The OVM7692 is a complete video graphics array, or VGA, camera solution, including digital video port, or DVP, and mobile industry processor interface, or MIPI, serial output interface support, automatic luminance detection and an integrated electromagnetic interference, or EMI, solution. The OVM7692 features our proprietary OmniPixel3-HS architecture. The OVM7692’s compact size (2.8 x 3.2 x 2.5 mm) also ranks among the smallest VGA modules in the industry.

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

In August 2010, we introduced the OV7727, an advanced VGA sensor for the high-end ultra-thin notebook market. The 1/13-inch OV7727 is the first VGA sensor built with our OmniBSI technology. It combines high performance and sensitivity with an ultra-compact form factor, enabling camera integration with sub-2 mm liquid crystal displays for next-generation notebooks, netbooks and tablet computers.

In August 2010, we also introduced the OV9740, a 1/6.5-inch SOC CMOS image sensor designed for video applications in PMPs, home entertainment devices and notebooks. Because all image quality tuning and processing is done on-chip, the OV9740 enables customers to simplify product development and accelerate time-to-market. The OV9740 combines our 1.75-micron OmniBSI pixel architecture and our proprietary high-end image signal processor to deliver 720p native HD video.

In September 2010, we introduced two new SOC CMOS image sensors, the OV2643 and OV2659. Both sensors are designed to address the increased demand for 2-megapixel resolution cameras in the mid- to low-end feature phone segment. The two new SOC sensors with advanced image signal processing offer quality and functionality comparable to many high-performance digital still cameras, including 720p native HD video at 30 FPS, excellent sensitivity and high quality image capture.

Capital Resources

As of October 31, 2010, we held approximately $340.7 million in cash and cash equivalents and approximately $56.0 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by recent instability in the global financial markets.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

Beginning with the second half of our fiscal 2009, general domestic and global economic conditions have been negatively impacted by several factors. These economic conditions resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sell our products

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

Since our second quarter of fiscal 2010, we have seen indications that certain major economies are returning to positive growth. Our quarterly sales have improved sequentially during the first two quarters of fiscal 2011. We believe that demand for our products will remain strong in our third quarter of fiscal 2011. However, it is uncertain whether the current resumption of economic growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be further materially and adversely affected.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than two billion image sensors, including approximately 185 million in the three months ended October 31, 2010. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, because of the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second fiscal quarter of 2010, we believe the historical seasonal cycle to our business has returned. In addition to being stronger than our first and fourth fiscal quarters, historically our gross revenues in our second and third fiscal quarters have typically been comparable. However, an increase during fiscal 2010 in end-customer demand related to the holiday season accelerated the timing of our customers’ purchases from our third fiscal quarter to our second fiscal quarter. If this trend were to repeat itself in future years, it could result in the quarter-to-quarter fluctuation of our revenues differing from our historical seasonal cycles.

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

As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, notebooks and webcams, security and surveillance systems, digital still and video cameras, entertainment devices, automotive and medical imaging systems as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. We introduced our CameraCube products in February 2009. Depending on the adoption rate and unit volume, we believe these products may also mitigate the rate of ASP decline. In order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely introduce new products that can

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

Recently, the entire semiconductor industry, including us, has experienced supply constraints.  Due to the lack of availability of products, supply constraints have forced companies in the industry to be unable to meet the product demands of their customers and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products.  This results in harm to customer relations and the loss of sales to customers.  We have faced these same challenges as we sought to meet our customers’ increasing demand for more of our products.  Despite these challenges, through careful strategic planning relating to our products and the technologies that we deliver to market, we have been able to achieve revenue growth and unit growth.  However, if our customers’ demand remains at current levels or continues to increase, we will experience even greater challenges related to supply constraints and may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.8	76.0	72.4	76.6
Gross margin	28.2	24.0	27.6	23.4

Operating expenses:
Research, development and related	8.7	10.3	9.5	12.9
Selling, general and administrative	6.2	8.9	6.7	10.5
Total operating expenses	14.9	19.2	16.2	23.4

Income (loss) from operations	13.3	4.8	11.4	—
Interest expense, net	(0.2)	(0.1)	(0.1)	(0.2)
Other income (expense), net	(0.2)	0.1	0.2	0.3
Income before income taxes	12.9	4.8	11.5	0.1

Provision for income taxes	0.8	0.5	0.9	0.7
Net income (loss)	12.1	4.3	10.6	(0.6)
Net loss attributable to noncontrolling interest	—	(0.1)	—	—
Net income (loss) attributable to OmniVision Technologies, Inc.	12.1%	4.4%	10.6%	(0.6)%

Three Months Ended October 31, 2010 as Compared to Three Months Ended October 31, 2009

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues for the three months ended October 31, 2010 increased by 30.6% to $239.5 million from $183.3 million for the three months ended October 31, 2009. The increase in revenues was primarily due to a 27.2% increase in unit sales of our image-sensor products, reflecting a continuing recovery in product demand from the prior year period when the economic downturn had negatively affected such demand, and a 2.0% increase in our ASPs as a result of a product mix shift in our higher megapixel products from the prior year period.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was significantly higher in the three months ended October 31, 2010 than in the prior-year period due to increased orders from our OEM and VAR customers. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended October 31, 2010 and 2009:

	Three Months Ended
	October 31,
	2010	2009
OEMs and VARs	73.9%	53.4%
Distributors	26.1	46.6
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended October 31, 2010, one OEM customer accounted for approximately 13.6% of our revenues. In the three months ended October 31, 2009, one OEM customer accounted for approximately 10.3% of our revenues. For the three months ended October 31, 2010 and 2009, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the three months ended October 31, 2010, one distributor customer accounted for approximately 14.5% of our revenues. In the three months ended October 31, 2009, one distributor customer accounted for approximately 27.5% of our revenues. For the three months ended October 31, 2010 and 2009, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2010 and 2009:

	Three Months Ended
	October 31,
	2010	2009
Domestic sales	0.3%	0.5%
Foreign sales	99.7	99.5
Total	100.0%	100.0%

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

Our domestic sales as a percentage of revenues for the three months ended October 31, 2010 and 2009 was 0.3% and 0.5%, respectively. Our revenues as reported on a geographical basis reflect the country or region in which our customers issue their purchase orders.

Gross Profit

Our gross margin in the three months ended October 31, 2010 increased to 28.2% from 24.0% for the three months ended October 31, 2009. The year-over-year increase in gross margin reflected: a favorable product mix shift between VGA and 2-megapixel and above products, primarily attributable to an increase in shipments of our BSI 5-megapixel and 8-megapixel image sensors, as well as a decrease in the write-down of inventories which totaled approximately $5.3 million during the three months ended October 31, 2010 as compared to $6.4 million in the similar

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

prior year period. The year-over-year increase was partially offset by a decrease in the sale of previously written-down products which totaled approximately $3.4 million during the three months ended October 31, 2010, as compared to $4.1 million in the similar prior year period. We recorded approximately $0.5 million in stock-based compensation expense to cost of revenues during the three months ended October 31, 2010, as compared to $0.6 million in the similar prior year period.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for the three months ended October 31, 2010 increased to approximately $20.9 million from approximately $18.9 million for the three months ended October 31, 2009. As a percentage of revenues, research, development and related expenses for the three months October 31, 2010 and 2009 represented 8.7% and 10.3%, respectively.

The increase in research, development and related expenses of approximately $2.0 million, or 10.8%, for the three months ended October 31, 2010 from the similar period in the prior year resulted from: a $1.8 million increase in salary and payroll-related expenses resulting from a headcount increase and a company-wide annual salary increase; a $0.7 million increase in non-recurring engineering expenses related to new product development; and a $0.5 million increase in legal expenses primarily related to patent registration activities.  These increases were partially offset by a $1.0 million decrease in depreciation and amortization expenses and a $213,000 decrease in stock-based compensation expense. We anticipate that research, development and related expenses will increase for our third quarter of fiscal 2011 due to an anticipated increase in mask-design releases during the third quarter from second quarter levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses for the three months ended October 31, 2010 decreased to approximately $14.7 million from $16.2 million for the three months ended October 31, 2009. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2010 and 2009 represented 6.2% and 8.9%, respectively.

The decrease in selling, general and administrative expenses of approximately $1.5 million, or 9.1%, for the three months ended October 31, 2010 from the similar period in the prior year resulted primarily from: a $0.7 million decrease in stock-based compensation expenses; a $0.6 million decrease in legal expenses related to patent defense; and a $0.6 million decrease in commission expenses. These decreases were partially offset by a $211,000 increase in facility expenses. We anticipate that our selling, general and administrative expenses will increase during the third quarter of fiscal 2011 due to expected increases in commission payments to our channel partners.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest expense, net, increased to $434,000 for the three months ended October 31, 2010 from $244,000 in the prior year period. The $190,000 increase in interest expense, net, resulted from a $70,000 reduction in interest income and a $120,000 increase in interest expense. The increase in interest expense was primarily associated with an increase in long-term borrowings for the three months ended October 31, 2010 as compared to the similar period in the prior year. The decline in interest income was the result of lower interest rates on interest-bearing accounts than in the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net, for the three months ended October 31, 2010 totaled $(421,000), as compared to $223,000 in the prior year. Other income (expense), net, for the three months ended October 31, 2010 included a

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$353,000 loss on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property and a $304,000 loss that represented our portion of the net loss recorded by Silicon Optronics, Inc, or SOI, partially offset by a $395,000 gain that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP. Other income (expense), net, for the three months ended October 31, 2009 included a $317,000 gain that represented our portion of the net income recorded by ImPac Technology Co., Ltd., or ImPac, and a $245,000 gain, that represented our portion of the net income recorded by WLCSP, both of which we account for under the equity method of accounting, partially offset by a $236,000 loss on the interest rate swap agreements related to the mortgage on our Santa Clara Property.

Provision for Income Taxes

We generated approximately $31.0 million and $8.9 million in income before income taxes for the three months ended October 31, 2010 and 2009, respectively. We recorded a provision for income taxes of approximately $2.1 million and $1.0 million for the three months ended October 31, 2010 and 2009, respectively, resulting in effective tax rates of 6.8% and 10.8% for the respective periods. Our effective tax rate reflects the impact of a significant amount of our earnings or losses being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to our provision for income taxes for the three months ended October 31, 2010 included favorable adjustments to tax provisions from prior years, the tax benefit that we realized from our employees’ disposition of incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of applicable statute of limitations in a foreign jurisdiction. These favorable adjustments to our provision for income taxes for the three months ended October 31, 2010 were partially offset by an unfavorable impact from foreign exchange losses associated with our unrecognized tax benefits.

During the three months ended October 31, 2010, we reduced unrecognized tax benefits by approximately $248,000 due to the lapse of applicable statute of limitations in a foreign jurisdiction. It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $13.3 million within the next twelve months due to the lapse of applicable statute of limitations in multiple jurisdictions in which we operated. During the three months ended October 31, 2010, we accrued an additional $472,000 of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009, which represent all of the years for which tax returns have been filed with that jurisdiction and the statute of limitations has not expired.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represented ownership interests in Silicon Optronics, Inc., or SOI, that we did not own. The net loss attributable to noncontrolling interest was zero for the three months ended October 31, 2010, representing the deconsolidation of SOI in June 2010. In June 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, we no longer held the majority representation on the board of directors of SOI, and we were required to deconsolidate SOI. The net loss attributable to noncontrolling interest was $166,000 for the three months ended October 31, 2009, which represented the 56.1% interest that we did not own in the net loss of SOI.

Six Months Ended October 31, 2010 as Compared to Six Months Ended October 31, 2009

Revenues

Revenues for the six months ended October 31, 2010 increased by 49.7% to approximately $432.5 million from $288.9 million for the six months ended October 31, 2009. The increase in revenues was due to a 44.9% increase in the unit sales of our image-sensor products, reflecting a continuing recovery in product demand from the prior year period, when the economic downturn had negatively affected such demand. This unit increase was combined with a 3.2% increase in our ASPs as a result of a product mix shift in our higher megapixel products from the prior year period.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2010 and 2009:

	Six Months Ended
	October 31,
	2010	2009
OEMs and VARs	71.4%	52.1%
Distributors	28.6	47.9
Total	100.0%	100.0%

OEMs and VARs.   In the six months ended October 31, 2010, two OEM customers accounted for approximately 14.2% and 10.8% of our revenues, respectively. In the six months ended October 31, 2009, one OEM customer accounted for approximately 11.8% of our revenues. For the six months ended October 31, 2010 and 2009, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the six months ended October 31, 2010, one distributor customer accounted for approximately 15.4% of our revenues. In the six months ended October 31, 2009, one distributor customer accounted for approximately 27.9% of our revenues. For the six months ended October 31, 2010 and 2009, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2010 and 2009:

	Six Months Ended
	October 31,
	2010	2009
Domestic sales	0.5%	0.5%
Foreign sales	99.5	99.5
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the six months ended October 31, 2010 increased to 27.6% from 23.4% for the six months ended October 31, 2009. The year-over-year increase in gross margin reflected: a favorable product mix shift between VGA and 2-megapixel and above products, primarily attributable to an increase in shipments of our BSI 5-megapixel and 8-megapixel image sensors, as well as the favorable impact of the write-down of inventories which declined as a percentage of the cost of revenues and totaled approximately $10.4 million during the six months ended October 31, 2010, as compared to $10.1 million in the similar prior year period. The year-over-year increase was partially offset by a reduction in the sales of previously written-down products which totaled approximately $4.6 million during the six months ended October 31, 2010, as compared to $6.3 million in the similar prior year period. In the sixth months ended October 31, 2010, we recorded approximately $1.1 million in stock-based compensation expense to cost of revenues, as compared to $1.4 million in the six months ended October 31, 2009.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Research, Development and Related Expenses

Research, development and related expenses for the six months ended October 31, 2010 increased to approximately $41.1 million from approximately $37.3 million for the six months ended October 31, 2009. As a percentage of revenues, research, development and related expenses for the six months ended October 31, 2010 and 2009 represented 9.5% and 12.9%, respectively.

The increase in research, development and related expenses of approximately $3.8 million, or 10.3%, for the six months ended October 31, 2010 from the similar prior year period resulted primarily from a $3.7 million increase in salary and payroll-related expenses, a $1.5 million increase in non-recurring engineering expenses related to new product development and a $1.1 million increase in patent-related expenses. These increases were partially offset by a $2.4 million decrease in depreciation and amortization expenses, a $328,000 decrease in office and facility expenses and a $102,000 decrease in stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended October 31, 2010 decreased to approximately $29.1 million from $30.4 million for the six months ended October 31, 2009. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2010 and 2009 represented 6.7% and 10.5%, respectively.

The decrease in selling, general and administrative expenses of approximately $1.3 million, or 4.3%, for the six months ended October 31, 2010 from the similar period in the prior year resulted primarily from a $1.5 million decrease in stock-based compensation expense, a $0.8 million decrease in legal expenses related to patent defense and a $0.6 million decrease in commissions paid primarily to distributors and sales representatives. These decreases were partially offset by a $0.7 million increase in compensation and personnel-related expenses, a $430,000 increase in office and facility expenses, a $227,000 increase in bad debt expenses and a $200,000 increase in fees for outside services.

Interest Expense, Net

Interest expense, net, for the six months ended October 31, 2010 increased to approximately $0.6 million from $448,000 for the six months ended October 31, 2009. The increase in interest expense, net, for the six months ended October 31, 2010 as compared to the corresponding period in the prior year was the result of a $118,000 reduction in interest income and a $69,000 increase in interest expense associated with long-term borrowings.

Other Income (Expense), Net

Other income (expense), net, for the six months ended October 31, 2010 totaled $1.1 million, as compared to $0.8 million in the prior year. Other income (expense), net, for the six months ended October 31, 2010 included a $1.6 million gain that represented the difference between the fair value of our retained interest in SOI and the carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation; a $1.4 million gain that represented our portion of the net income recorded by WLCSP, partially offset by a $1.4 million loss on the interest rate swap agreements related to the mortgage on the Santa Clara Property and  a $267,000 loss that represented our portion of the net loss recorded by SOI. Other income (expense), net, for the six months ended October 31, 2009 included a $0.7 million gain, representing our portion of the net income recorded by WLCSP, a $0.6 million gain on interest rate swap agreements related to the mortgage on the Santa Clara Property, partially offset by a $0.6 million loss that represented our portion of the net loss recorded by ImPac.

Provision for Income Taxes

We generated approximately $49.6 million and $321,000 in income before income taxes for the six months ended October 31, 2010 and 2009, respectively. We recorded a provision for income taxes of approximately $3.9 million and $2.1 million for the six months ended October 31, 2010 and 2009, respectively, resulting in effective tax rates of 7.8% and 669.5% for the respective periods.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the current fiscal year’s overall estimation of annual effective tax rate, we excluded the tax effect associated with the SOI deconsolidation. See Note 5. The tax effect

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

associated with the SOI deconsolidation was recorded through a discrete adjustment to the provision for income taxes for the six months ended October 31, 2010. Other discrete adjustments to our provision for income taxes for the six months ended October 31, 2010 included favorable adjustments to tax provisions from prior years, a favorable impact from the difference between our finalized tax return and the provision for income taxes recorded for fiscal 2010, the tax benefit that we realized from our employees’ disposition of incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of applicable statute of limitations in a foreign jurisdiction. These favorable adjustments to our provision for income taxes for the six months ended October 31, 2010 were partially offset by an unfavorable impact from foreign exchange losses associated with our unrecognized tax benefits.

During the six months ended October 31, 2010, we reduced unrecognized tax benefits by approximately $248,000 due to the lapse of applicable statute of limitations in a foreign jurisdiction. It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $13.3 million within the next twelve months due to the lapse of applicable statute of limitations in multiple jurisdictions in which we operated. During the six months ended October 31, 2010, we accrued an additional $0.9 million of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009, which represent all of the years for which tax returns have been filed with that jurisdiction and the statute of limitations has not expired.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the six months ended October 31, 2010 and 2009 was $32,000 and $56,000, respectively, which represented the respective 56.3% and 56.1% interest that we did not own in the net loss of SOI. In June 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, we no longer held the majority representation on the board of directors of SOI, and we were required to deconsolidate SOI.

Liquidity and Capital Resources

Our principal sources of liquidity at October 31, 2010 consisted of cash, cash equivalents and short-term investments totaling $396.7 million.

Liquidity

Our working capital increased to $516.0 million as of October 31, 2010 as compared to $433.3 million as of April 30, 2010. Our working capital increased as a result of: a $106.7 million increase in cash and cash equivalents primarily due to cash provided by operating activities; a $38.8 million increase in accounts receivable, net, resulting from a revenue increase of $82.3 million for the three months ended October 31, 2010 from the three months ended April 30, 2010 and a $3.9 million increase in refundable and deferred income taxes. These increases in working capital were partially offset by: a $43.5 million decrease in short-term investments; a $12.7 million decrease in inventories; a $6.5 million increase in accounts payable resulting from an increase in production activities; a $2.7 million increase in deferred revenues, less cost of revenues and a $2.0 million decrease in prepaid expenses and other current assets.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of October 31, 2010, the principal amounts outstanding under the Mortgage Loan and Term Loan were $25.6 million and $5.5 million, respectively.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination, or the Construction Loan. As of October 31, 2010, we had borrowed approximately $17.2 million under the Construction Loan.

Cash Flows from Operating Activities

For the six months ended October 31, 2010, net cash provided by operating activities totaled approximately $44.0 million as compared to $75.1 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $45.8 million for the six months ended October 31, 2010;

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

adjustments for non-cash charges of $10.4 million in write-down of inventories, $10.3 million in stock-based compensation, $9.3 million in depreciation and amortization, $6.1 million in gains on equity investments, net, $1.8 million in the tax effect from stock-based compensation, $1.5 million in losses on interest rate swaps and $1.2 million in the excess tax benefit from stock-based compensation; a $6.2 million increase in accounts payable; a $2.7 million increase in deferred revenues, less cost of revenues; a $2.3 million increase in income taxes payable; a $1.5 million increase in deferred tax liabilities and a $1.5 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $38.9 million increase in accounts receivable, net and a $3.2 million increase in refundable and deferred income taxes. The $38.9 million increase in accounts receivable, net, reflects the increased level of revenues during the three months ended October 31, 2010, as days of sales outstanding increased only slightly, to 43 days as of October 31, 2010 from 42 days as of April 30, 2010. The $2.7 million decrease in deferred revenues, less cost of revenues, was due to a decrease in inventories at our distributors as of October 31, 2010.

For the six months ended October 31, 2009, net cash provided by operating activities totaled approximately $75.1 million. The principal components of the prior year amount were: a net loss of approximately $1.8 million for the six months ended October 31, 2009; adjustments for non-cash charges of $12.2 million in stock-based compensation, $11.7 million in depreciation and amortization, $10.1 million in write-down of inventories, $1.4 million of gain in equity investments and $0.6 million from gain on interest rate swaps; a $53.7 million increase in accounts payable; a $7.7 million decrease in inventories; a $4.0 million increase in income taxes payable; a $3.0 million increase in accrued expenses and other current liabilities and a $2.2 million increase in deferred revenues, less cost of revenues. These increases were partially offset by: a $23.7 million increase in accounts receivable, net; a $1.3 million increase in deferred income taxes and a $1.0 million decrease in deferred tax liabilities. The $23.7 million increase in accounts receivable, net, reflects the increased level of revenues during the six months ended October 31, 2009, partially offset by faster collection, as reflected in days of sales outstanding which declined to 34 days as of October 31, 2009 from 44 days as of April 30, 2009. The $7.7 million decrease in inventories resulted in an increase in annualized inventory turns to 6.0 as of October 31, 2009 from 2.8 as of April 30, 2009.

Cash Flows From Investing Activities

For the six months ended October 31, 2010, our cash provided by investing activities totaled $29.5 million as compared to cash used in investing activities of approximately $25.5 million for the corresponding period in the prior year, primarily due to $40.9 million in net proceeds from sales or maturities of short-term investments, partially offset by $5.0 million in purchases of intangible and other assets, $2.8 million due to the deconsolidation of SOI, $3.4 million in purchases of property, plant and equipment and $282,000 in purchases of long-term investments. For the six months ended October 31, 2009, our cash used in investing activities totaled $25.5 million due to $21.2 million in net purchases of short-term investments and $4.3 million in purchases of property, plant and equipment.

Cash Flows From Financing Activities

For the six months ended October 31, 2010, net cash provided by financing activities totaled approximately $32.9 million, as compared to $8.4 million during the corresponding period in the prior year. This increase was due to $33.4 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.2 million in excess tax benefits from stock-based compensation, partially offset by $1.8 million used to repay long-term borrowings. For the six months ended October 31, 2009, net cash provided by financing activities totaled approximately $8.4 million. This change was due to $6.6 million in borrowings and $3.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, partially offset by $1.8 million used to repay long-term borrowings.

Capital Commitments and Resources

We completed the construction of a research facility at OTC during the three months ended October 31, 2010. Over the next year, we expect to draw down the remaining $3.3 million of available funding under the Construction Loan to pay amounts due our construction contractors.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements and capital investment in OTC, we expect our capital requirements totaling approximately $50.0 million over approximately the next twelve months will consist

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 31, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$9,022	$4,734	$4,263	$25	$—
Debt obligations (1)	48,277	4,301	5,849	7,086	31,041
Noncancelable orders (2)	100,030	100,030	—	—	—
Total contractual obligations	157,329	109,065	10,112	7,111	31,041

Other Commercial Commitments:
OST (3)	8,500	8,500	—	—	—
Total commercial commitments	8,500	8,500	—	—	—
Total contractual obligations and commercial commitments	$165,829	$117,565	$10,112	$7,111	$31,041

(1)

In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of October 31, 2010, we borrowed approximately $17.2 million under the Construction Loan. See Note 7 —“Borrowing Arrangements” to our condensed consolidated financial statements.

(2)

Noncancelable orders represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)

During the three months ended October 31, 2008, we formed OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. We contributed $1.5 million in January 2009, as required under the terms of our capital commitment. We are required to contribute the remaining $8.5 million of a $10.0 million commitment by October 16, 2011, which represents a one-year extension from the original due date of October 16, 2010. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of October 31, 2010, the long-term income taxes payable, including estimated interest and penalties, was $92.5 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of October 31, 2010 presented above.

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

As of October 31, 2010, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three months ended October 31, 2010 and 2009 were not material.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income (expense), net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and six months ended October 31, 2010.

In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination, or the Construction Loan. As of October 31, 2010, we borrowed approximately $17.2 million under the Construction Loan. Interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.3% at October 31, 2010. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2011, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and six months ended October 31, 2010.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended October 31, 2010, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against us, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally allege that the defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933.

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to us, and we will bear no financial liability. Our company and the other defendants will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have filed appeals. If for any reason the settlement does not become effective, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. OmniVision is named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants and the motion to dismiss with prejudice, filed by all of the underwriter defendants, which included the suit against us. The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit. On December 3, 2010, the Ninth Circuit entered its opinion and order in this matter. The Court affirmed the dismissal of the suits against the 30 moving issuer defendants on the grounds that the demand letters sent to those issuers were inadequate under Delaware law, and converted the dismissals from without prejudice to with prejudice. The Court also reversed the dismissal of the suits against the remaining 24 issuer defendants, including us, but is allowing those issuer defendants, including us, to challenge the adequacy of the demand letters that the plaintiff sent to the issuers before filing suit. No discovery has taken place.

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

On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation.  On October 27, 2010, the Court held a case status conference and scheduled a further case management conference on December 13, 2010.  We expect to vigorously defend ourselves against Panavision’s allegations. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

On December 6, 2010, Ziptronix, Inc., or Ziptronix, filed a complaint against us alleging patent infringement in the District Court for the Northern District of California. The case is entitled Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525.  In its complaint, Ziptronix asserts that we have made, used, offered to sell, sold and/or imported into the United States products that infringe U.S. Patent Nos. 7,387,944 (“Method for Low Temperature Bonding and Bonded Structure”), 7,335,572 (“Method for Low Temperature Bonding and Bonded Structure”), 7,553,744 (“Method for Low Temperature Bonding and Bonded Structure”), 7,037,755 (“Three Dimensional Device Integration Method and Integrated Device”), 6,864,585 (“Three Dimensional Device Integration Method and Integrated Device”), and 7,807,549 (“Method for Low Temperature Bonding and Bonded Structure”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. We expect to vigorously defend ourselves against Ziptronix’s allegations. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or, if applicable, their key end user customers, could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, or if our distributors are unable to retain one or more of their key end user customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. Such a delay, cancellation or reduction of purchase orders or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’ demand for our products.  This has become even more challenging as our customers’ demand has continued to increase.  In fiscal 2010, approximately 60.0% of our revenues came from sales to our top five customers. In addition, in the six months ended October 31, 2010, two OEM customers accounted for approximately 14.2% and 10.8% of our revenues, respectively, and one distributor customer accounted for approximately 15.4% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 60% and 65% of our revenues in fiscal 2010 and the six months ended October 31, 2010, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during the remainder of fiscal 2011 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

Unlike some of our larger competitors, we do not own or operate a semiconductor fabrication facility. Instead, we rely on TSMC, Powerchip Technology Corporation, or PTC, and other subcontract foundries to produce all of our wafers. Historically, we have relied on TSMC to provide us with a substantial majority of our wafers. As a part of our joint venture agreement with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

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

If our unit sales continue to increase in fiscal 2011 as they did in fiscal 2010, the size of the orders we place with our foundries will increase as well. Because our foundries provide services to a number of companies, in the event they receive increased orders from us or one or more of the other companies that they service, they may be unable to provide us with the requested quantity of products, may subordinate our request to the requests of other larger companies or may increase the prices they charge us.  Recently, the entire semiconductor industry, including us, has experienced supply constraints.  Due to the lack of availability of products, supply constraints have forced companies in the industry to be unable to meet customers’ product demands and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products.  These actions result in harm to customer relations and the loss of sales to customers.  We have faced these same challenges as we sought to meet our customers’ increasing demand for more of our products.  If our customers’ demand remains at current levels or continues to increase or if for any reason our foundries are unable to provide a sufficient number of products to us on a timely basis and at acceptable yields and cost, we will experience even greater challenges related to supply constraints and may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Recently, the domestic and global economic conditions have made it extremely challenging to accurately predict customer demand because recent demand has demonstrated increased volatility and historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

Recent domestic and worldwide economic conditions have adversely affected and may further adversely affect our business, results of operations, financial condition and cash flows.

Beginning with the second half of our fiscal 2009, general domestic and global economic conditions have been negatively impacted by several factors. These economic conditions resulted in our facing one of the most challenging periods in our history. In particular, we believe consumers and businesses in markets into which we sell our products reduced spending in response to the tightening of lending standards by financial institutions, negative financial news and the continued uncertainty of the global economy. For example, beginning in our fiscal 2009, end-customer demand decreased significantly, negatively affecting demand for all consumer electronic products, security products and products for the automotive industry. Consequently, the overall demand for image sensors also decreased. This decrease in demand had a significant impact on our revenues, results of operations, cash flows and overall business.

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

Although since our second quarter of fiscal 2010, we have seen indications that certain major economies are returning to positive growth, it is uncertain whether such resumption of growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $31.1 million as of October 31, 2010. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our consolidated balance sheets. We record their fair value changes in our consolidated statements of operations, in “Other income (expense), net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2010, our goodwill totaled approximately $1.1 million, our intangible assets totaled approximately $7.0 million and our long-term investments totaled approximately $101.8 million.

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

As of October 31, 2010, we held cash and cash equivalents totaling $340.7 million, and short-term investments totaling $56.0 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of October 31, 2010, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

During fiscal 2010 and the six months ended October 31, 2010, approximately 48.5% and 28.6%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2010 and the six months ended October 31, 2010. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

As our business grows and becomes more complex, it is necessary that we expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business. During the three months ended July 31, 2008, we substantially completed the implementation of the first phase of a new ERP based on a suite of application software developed by Oracle Corporation. We have made and will continue to make further enhancements and upgrades to the ERP, as necessary. Significant management attention and resources have been used and extensive planning has occurred to support effective implementation of the new ERP system, however, such implementation carries certain risks, including the risk of significant design errors that could materially and adversely affect our operating results and impact our ability to manage our business. As a result, there is a risk that deficiencies may exist in the future and that they could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through December 6, 2010, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on December 6, 2010 was $31.49 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Dated: December 9, 2010

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: December 9, 2010

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