Form 10-Q
period 2011-01-31
OMNIVISION TECHNOLOGIES INC
filed 2011-03-11
CIK 1106851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

At March 7, 2011, 57,569,719 shares of common stock of the registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	January 31,	April 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$375,425	$234,023
Short-term investments	123,470	99,555
Accounts receivable, net of allowances for doubtful accounts and sales returns	119,079	74,261
Inventories	93,569	133,993
Refundable and deferred income taxes	10,209	1,990
Prepaid expenses and other current assets	7,313	9,380
Total current assets	729,065	553,202
Property, plant and equipment, net	115,402	121,547
Long-term investments	101,688	92,121
Goodwill	1,122	439
Intangibles, net	6,268	4,891
Other long-term assets	18,218	25,493
Total assets	$971,763	$797,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,333	$85,487
Accrued expenses and other current liabilities	16,185	19,506
Deferred revenues, less cost of revenues	16,619	10,661
Current portion of long-term debt	4,312	4,286
Total current liabilities	135,449	119,940
Long-term liabilities:
Long-term income taxes payable	84,283	90,626
Non-current portion of long-term debt	42,584	45,428
Other long-term liabilities	13,464	4,727
Total long-term liabilities	140,331	140,781
Total liabilities	275,780	260,721

Commitments and contingencies (Note 13)

Equity:
OmniVision Technologies, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 69,345 shares issued and 56,804 outstanding at January 31, 2011 and 64,616 shares issued and 52,075 outstanding at April 30, 2010, respectively	69	65
Additional paid-in capital	512,097	441,077
Accumulated other comprehensive income	1,724	870
Treasury stock, 12,541 shares at January 31, 2011 and April 30, 2010, respectively	(178,683)	(178,683)
Retained earnings	360,776	270,253
Total OmniVision Technologies, Inc. stockholders’ equity	695,983	533,582
Noncontrolling interest	—	3,390
Total equity	695,983	536,972
Total liabilities and equity	$971,763	$797,693

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues	$265,677	$156,935	$698,208	$445,839
Cost of revenues	186,464	118,396	499,593	339,668
Gross profit	79,213	38,539	198,615	106,171

Operating expenses:
Research, development and related	23,109	20,414	64,235	57,699
Selling, general and administrative	15,444	15,587	44,514	45,956
Total operating expenses	38,553	36,001	108,749	103,655

Income from operations	40,660	2,538	89,866	2,516
Interest expense, net	(318)	(145)	(952)	(593)
Other income, net	1,768	2,881	2,840	3,672
Income before income taxes	42,110	5,274	91,754	5,595

Provision for (benefit from) income taxes	(2,608)	467	1,263	2,616
Net income	44,718	4,807	90,491	2,979
Net loss attributable to noncontrolling interest	—	(143)	(32)	(199)
Net income attributable to OmniVision Technologies, Inc.	$44,718	$4,950	$90,523	$3,178

Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.80	$0.10	$1.66	$0.06
Diluted	$0.75	$0.09	$1.56	$0.06

Shares used in computing net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	56,174	51,273	54,541	50,870
Diluted	59,936	52,554	58,205	52,007

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2011	2010
Cash flows from operating activities:
Net income	$90,491	$2,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,551	17,440
Change in fair value of interest rate swap	260	(839)
Stock-based compensation	15,094	18,225
Tax effect from stock-based compensation	1,777	—
(Gain) loss on equity investments, net	(9,811)	(5,206)
Write-down of inventories	13,347	13,515
Loss on disposal of property, plant and equipment	2	108
Excess tax benefit from stock-based compensation	(981)	—
Changes in assets and liabilities, net of acquisition and deconsolidation:
Accounts receivable, net	(44,908)	(23,690)
Inventories	24,315	(13,990)
Refundable and deferred income taxes	(4,269)	(2,641)
Prepaid expenses and other assets	3,508	1,191
Accounts payable	15,266	52,768
Accrued expenses and other current liabilities	(2,576)	1,380
Income taxes payable	(5,962)	642
Deferred revenues, less cost of revenues	5,716	3,590
Deferred tax liabilities	8,226	(122)
Net cash provided by operating activities	124,046	65,350
Cash flows from investing activities:
Purchases of short-term investments	(155,256)	(96,842)
Proceeds from sales or maturities of short-term investments	128,242	45,328
Purchases of property, plant and equipment, net of sales	(7,057)	(10,238)
Purchases of long-term investments	(282)	—
Purchase of intangible and other assets	(5,000)	—
Proceeds from sale of SOI	3,844	—
Deconsolidation of SOI	(2,816)	—
Net cash used in investing activities	(38,325)	(61,752)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	9,521
Repayment of long-term borrowings	(3,414)	(2,666)
Cash contribution by noncontrolling interest	—	24
Excess tax benefits from stock-based compensation	981	—
Proceeds from exercise of stock options and employee stock purchase plan	57,568	6,167
Net cash provided by financing activities	55,135	13,046
Effect of exchange rate changes on cash and cash equivalents	546	65
Net increase in cash and cash equivalents	141,402	16,709
Cash and cash equivalents at beginning of period	234,023	257,808
Cash and cash equivalents at end of period	$375,425	$274,517
Supplemental cash flow information:
Taxes paid	$1,348	$4,785
Interest paid (net of amount capitalized)	$2,156	$1,609
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$1,578	$2,343

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2011 and April 30, 2010 and for the three and nine months ended January 31, 2011 and 2010 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2010 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 (the “Form 10-K”).

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

In December 2010, the FASB issued additional guidance for entities with reporting units that have carrying amounts equal to zero or are negative. These entities are required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If it is determined that it is more likely than not that the goodwill of one or more of its reporting units is impaired, then Step 2 of the goodwill impairment test for those reporting unit(s) should be performed. The effective date for this guidance is for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of January 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$1,500	$2	$—	$1,502
U.S. government debt securities with maturities less than one year	65,570	6	(11)	65,565
U.S. government debt securities with maturities over one year	24,975	—	—	24,975
Commercial paper and bond funds	31,426	7	(5)	31,428
	$123,471	$15	$(16)	$123,470

Contractual maturity dates, less than one year				$93,747
Contractual maturity dates, one year to two years				4,748
Contractual maturity dates, two to thirty-nine years(1)				24,975
				$123,470

	As of April 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$2,285	$—	$—	$2,285
U.S. government debt securities with maturities less than one year	77,128	12	—	77,140
U.S. government debt securities with maturities over one year	8,145	5	—	8,150
Commercial paper and bond funds	11,999		(19)	11,980
	$99,557	$17	$(19)	$99,555

Contractual maturity dates, less than one year				$91,405
Contractual maturity dates, one year to two years				8,150
				$99,555

(1)   Represents variable rate demand notes, which have a final maturity date of up to 33 years but whose interest rate is reset at varying intervals typically between one and seven days.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		January 31,	April 30,
		2011	2010
	Cash and cash equivalents:
	Cash	$304,662	$183,393
	Money market funds, certificates of deposit and U.S. government bonds	70,763	50,630
		$375,425	$234,023
	Accounts receivable, net:
	Accounts receivable	$122,120	$75,908
Less:	Allowance for doubtful accounts	(948)	(711)
	Allowance for sales returns	(2,093)	(936)
		$119,079	$74,261
	Inventories:
	Work in progress	$49,262	$76,845
	Finished goods	44,307	57,148
		$93,569	$133,993
	Prepaid expenses and other current assets:
	Prepaid expenses	$4,469	$6,398
	Deposits and other	1,928	2,686
	Interest receivable	916	296
		$7,313	$9,380
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings and land use right	58,764	37,877
	Buildings/leasehold improvements	21,901	19,148
	Machinery and equipment	68,389	64,894
	Furniture and fixtures	4,816	4,810
	Software	6,375	5,873
	Construction in progress	1,233	23,419
		174,478	169,021
Less:	Accumulated depreciation and amortization	(59,076)	(47,474)
		$115,402	$121,547
	Other long-term assets:
	Deferred income tax assets — non-current	$14,860	$20,440
	Prepaid wafer credits	2,267	2,826
	Long-term employee loan receivable	—	1,000
	Other long-term assets	1,091	1,227
		$18,218	$25,493
	Accrued expenses and other current liabilities:
	Employee compensation	$7,952	$7,490
	Third party commissions	446	1,004
	Professional services	1,828	2,383
	Noncancelable purchase commitments	1,391	4,689
	Distributor pricing adjustments	2,894	1,871
	Deferred tax liabilities	455	—
	Other	1,219	2,069
		$16,185	$19,506
	Other long-term liabilities:
	Deferred income tax liabilities — non-current	$9,267	$1,040
	Interest rate swaps	3,947	3,687
	Other	250	—
		$13,464	$4,727

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	January 31,	April 30,
	2011	2010
VisEra	$78,022	$72,170
WLCSP	13,891	11,819
XinTec	4,661	4,661
Tong Hsing	5,114	3,471
Total	$101,688	$92,121

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

The following table presents equity income recorded by the Company for the periods indicated in “Cost of revenues,” consisting of its portion of the net income recorded by VisEra during the periods presented (in thousands) (See Note 14):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Equity income	$2,367	$1,550	$5,652	$3,001

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Other income, net,” consisting of its portion of the net income recorded by WLCSP during those periods, and equity method investment adjustments (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Equity income	$692	$634	$2,072	$1,330

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of January 31, 2011, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 16.0% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 12.0%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010, the Company participated in Tong Hsing’s secondary offering and purchased an additional 95,570 shares for approximately $282,000. As of January 31, 2011, the Company’s ownership in Tong Hsing was approximately 0.8%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis, net of deferred tax assets. For the periods indicated, the Company recorded the following unrealized holding gains in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Unrealized holding gains	$86	$—	$907	$—

Silicon Optronics, Inc.

In May 2004, the Company entered into an agreement with Powerchip Technology Corporation (“PTC”), formerly Powerchip Semiconductor Corporation, a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish Silicon Optronics, Inc. (“SOI”), a joint venture in Taiwan. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company consolidated SOI from April 30, 2005 through May 2010. The purpose of SOI was to manufacture, market and sell certain of the Company’s legacy products. Toward the end of fiscal 2010, SOI began to ship niche products into other markets, including touch panels that track touches with optical sensors, and linear sensors.

In June 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, the Company no longer held the majority representation on the board of directors of SOI, and was required to deconsolidate SOI. The authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value. Pursuant to the guidance, the Company recorded a gain of approximately $1.6 million in “Other income, net,” which was the difference between the fair value of the Company’s retained interest in SOI of $4.1 million, and the carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation of $2.5 million. (See Note 9.) After the deconsolidation, the Company owned 43.8% of SOI, which the Company accounted for under the equity method.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million, at which time the Company recorded a loss on sale of $72,000 to “Other income, net.” For the period from November 1, 2010 through the date of the sale, the Company recorded $26,000 for its share of the equity income of SOI. Consequently, as of January 31, 2011, the Company’s ownership in SOI was zero percent and the Company had no continuing investment in SOI.

For the periods indicated, the Company recorded equity gain (loss) in “Other income, net” for its portion of the net income (loss) recorded by SOI (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Equity gain (loss)	$26	$—	$(241)	$—

Noncontrolling interest represented ownership interests in SOI held by parties other than the Company. The following table reconciles equity attributable to noncontrolling interest for the periods indicated (in thousands):

	Nine Months Ended
	January 31,
	2011	2010
Noncontrolling interest, May 1	$3,390	$3,497
Cash contribution by noncontrolling interest	—	24
Dividend distributed to noncontrolling interest		—
Net loss attributable to noncontrolling interest	(32)	(199)
Translation gain (loss)	(70)	118
Deconsolidation	(3,288)	—
Noncontrolling interest, January 31	$—	$3,440

The following tables present the summary financial information of SOI, VisEra and WLCSP, as derived from their financial statements for the periods indicated, and prepared under GAAP (in thousands):

Silicon Optronics, Inc

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Operating data:
Revenues	$1,616	$1,134	$6,420	$3,428
Gross profit	299	202	533	739
Income (loss) from operations	98	(288)	(621)	(436)
Net income (loss)	$59	$(254)	$(607)	$(354)

VisEra Technologies Company, Ltd.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Operating data:
Revenues	$29,933	$22,425	$83,087	$54,210
Gross profit	6,658	3,836	19,357	8,164
Income from operations	3,692	1,666	10,993	2,252
Net income	$6,153	$2,326	$12,711	$4,698

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

China WLCSP Limited

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Operating data:
Revenues	$13,506	$7,654	$32,564	$18,182
Gross profit	7,233	3,735	16,332	8,269
Income from operations	3,843	3,091	10,017	6,200
Net income	$3,700	$3,174	$9,702	$6,660

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	January 31,	April 30,
	2011	2010
Undistributed earnings of investees	$24,317	$20,806

Note 6 — Goodwill and Intangible Assets

Goodwill

The change to the carrying value of the Company’s goodwill from May 1, 2010 through January 31, 2011 is reflected below (in thousands):

Goodwill
Balance at May 1, 2010	$439
Goodwill from purchase of assets	683
Balance at January 31, 2011	$1,122

Intangible assets as of the dates indicated consisted of the following (in thousands):

	January 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Core technology(1)	$24,410	$18,990	$5,420
Patents and licenses	13,460	13,313	147
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	129	211
In-process research and development	490	—	490
Intangible assets, net	$40,100	$33,832	$6,268

(1)         During the nine months ended January 31, 2011, the Company purchased certain intangible and other assets, of which $3.4 million was allocated to “Core technology” based on their fair values as of the purchase date.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Amortization of intangibles	$737	$1,560	$1,997	$4,826

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2011	$602
2012	1,978
2013	1,902
2014	766
2015	377
Thereafter	643
Total	$6,268

Note 7 — Borrowing Arrangements

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	January 31,	April 30,
	2011	2010

Mortgage loan	$25,452	$25,867
Term loan	4,750	7,000
Construction loan	16,694	16,847
	46,896	49,714
Less: amount due within one year	(4,312)	(4,286)
Non-current portion of long-term debt	$42,584	$45,428

As of January 31, 2011, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2011	$3,553	$759	$4,312
2012	2,303	1,518	3,821
2013	554	3,035	3,589
2014	554	3,035	3,589
2015	554	6,071	6,625
Thereafter	22,684	2,276	24,960
Total	$30,202	$16,694	$46,896

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively.  The Company was in compliance with the financial covenants of the Loan and Security Agreement as of January 31, 2011.

Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	January 31,	April 30,
	2011	2010
Mortgage Loan	1.2%	1.2%
Term Loan	1.5	1.5

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. The loan amount is Chinese Yuan 140.0 million or approximately $20.5 million based on exchange rate in effect at the time of the loan origination. As of January 31, 2011, the Company has borrowed Chinese Yuan 115.0 million, or approximately $17.5 million, under the Construction Loan. The Company is scheduled to draw down the remaining $3.0 million by December 2011. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.3% at January 31, 2011. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of January 31, 2011.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

The following table presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains (losses):
Other income, net	$1,191	$194	$(260)	$839

	January 31, 2011	April 30, 2010
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$3,947	$3,687

Note 8 — Net Income Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

Basic net income per share attributable to OmniVision common stockholders is computed by dividing net income attributable to OmniVision by the weighted average number of common shares outstanding during the period.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Antidilutive common stock subject to outstanding options and restricted stock units	42,000	7,527,000	259,000	7,611,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Basic:
Numerator:
Net income attributable to OmniVision Technologies, Inc.	$44,718	$4,950	$90,523	$3,178

Denominator:
Weighted average common shares for net income per share attributable to OmniVision Technologies, Inc. common stockholders	56,174	51,273	54,541	50,870

Basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	$0.80	$0.10	$1.66	$0.06

Diluted:
Numerator:
Net income attributable to OmniVision Technologies. Inc.	$44,718	$4,950	$90,523	$3,178

Denominator:
Denominator for basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	56,174	51,273	54,541	50,870
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	3,762	1,281	3,664	1,137
Weighted average common shares for diluted net income per share	59,936	52,554	58,205	52,007

Diluted net income per share attributable to OmniVision Technologies, Inc. common stockholders	$0.75	$0.09	$1.56	$0.06

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

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	January 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$10,828	$10,828	$—	$—
Debt securities issued by U.S. government and U.S. government agencies	133,538	—	133,538	—
Corporate debt securities/commercial paper	31,928	—	31,928	—
Equity investment in Tong Hsing	5,114	5,114	—	—
Total assets	$181,408	$15,942	$165,466	$—
Interest rate swaps	$(3,947)	$—	$(3,947)	$—
Total liabilities	$(3,947)	$—	$(3,947)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	January 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$54,326	$10,828	$43,498	$—
Short-term investments	121,968	—	121,968	—

Long-term investments	5,114	5,114	—	—
Total assets	$181,408	$15,942	$165,466	$—
Interest rate swaps	$(3,947)	$—	$(3,947)	$—
Total liabilities	$(3,947)	$—	$(3,947)	$—

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

For the Three and Nine Months Ended January 31, 2011 and 2010

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

Certificates of deposit recorded as cash equivalents and short-term investments are not measured at fair value on a recurring basis and as such are not included in the tables above. The following table sets forth the carrying value of certificates of deposit recorded as cash equivalents and short-term investments for the dates presented (in thousands):

	January 31,	April 30,
	2011	2010
Certificates of deposit recorded as cash equivalents	$16,437	$9,419
Certificates of deposit recorded as short-term investments	$1,502	$2,285

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

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table presents the Company’s financial assets that were measured and recorded at fair value on a non-recurring basis during the three and nine months ended January 31, 2011, and the gain recorded on the assets during the same period (in thousands):

	Carrying				Gain for	Gain for
	Value				Three Months	Nine Months
	January 31,	Fair Value Measured and Recorded Using			Ended	Ended
	2011	Level 1	Level 2	Level 3	January 31, 2011
Equity investment in SOI	$—	$—	$—	$—	$—	$1,648
Total gain						$1,648

The Company did not have any assets or liabilities that were measured at fair value on a non-recurring basis during the three and nine months ended January 31, 2010. For the Company’s equity investment in SOI, the authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value in June 2010, when the Company no longer held the majority representation on SOI’s board. The Company classified the fair value measurement as Level 3 as the Company used unobservable inputs for the valuation methodologies that were significant to the fair value measurements. The Company determined the fair value of its retained interest in SOI by using the market and income approaches. The market approach included the use of financial metrics from comparable public companies. The selection of comparable companies required management judgment and was based on a number

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

of factors, including comparable companies’ sizes, industries, and other relevant factors. The income approach included the use of a discounted cash flow model that required significant estimates for SOI, including revenues, costs, risk adjusted discount rates and other relevant projections. In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million (See Note 5.)

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

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
OEMs and VARs	80.2%	54.9%	74.8%	53.1%
Distributors	19.8	45.1	25.2	46.9
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
China	$166,706	$130,388	$460,578	$372,831
South Korea	55,116	615	134,457	1,458
Malaysia	19,793	6,621	53,894	17,757
Taiwan	11,035	13,645	24,009	39,462
United States	6,686	837	8,648	2,388
All other	6,341	4,829	16,622	11,943
Total	$265,677	$156,935	$698,208	$445,839

The Company’s long-lived assets, including its long-term investments, are located in the following countries (in thousands):

	January 31,	April 30,
	2011	2010
Taiwan	$123,793	$92,092
China	39,847	64,558
United States	56,447	59,602
All other	361	928
Total	$220,448	$217,180

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the nine months ended January 31, 2011 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2010	$441,077
Exercise of common stock options	52,192
Employee stock purchase plan	5,372
Employee stock-based compensation	15,094
Withholding tax deduction on restricted stock units	(2,261)
Tax effect from stock-based compensation	1,777
Write-off of employee stock-based compensation related deferred tax assets	(1,154)
Balance at January 31, 2011	$512,097

Comprehensive Income

Comprehensive income is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net income	$44,718	$4,807	$90,491	$2,979
Translation gains (losses)	95	106	(123)	231
Net unrealized gains on available-for-sale securities, net of income taxes	88	4	907	12
Comprehensive income	44,901	4,917	91,275	3,222
Comprehensive loss attributable to noncontrolling interest	—	(85)	(102)	(81)
Comprehensive income attributable to OmniVision Technologies, Inc.	$44,901	$5,002	$91,377	$3,303

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Income before income taxes	$42,110	$5,274	$91,754	$5,595
Provision for (benefit from) income taxes	$(2,608)	$467	$1,263	$2,616
Effective income tax rate	(6.2)%	8.9%	1.4%	46.8%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which was signed into law on December 17, 2010, retroactively extended the U.S. Federal Research and Development tax credit (“Federal R&D Credit”) from January 1, 2010 to December 31, 2011. This enacted tax law change resulted in a discrete tax benefit in the three months ended January 31, 2011, as well as a decrease in the estimated annual effective income tax rate.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to the Company’s provision for income taxes for the three months ended January 31, 2011 included favorable adjustments for differences between the Company’s finalized tax returns and the provision for income taxes recorded for fiscal 2010, the tax benefit from the retroactively extended Federal R&D Credit, the tax benefit realized by the Company as a result of the employees’ disqualifying disposition of incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of applicable statute of limitations. These favorable adjustments to the Company’s provision for income taxes for the three months ended January 31, 2011 were partially offset by an unfavorable impact from foreign exchange losses associated with the Company’s unrecognized tax benefits and the income tax expenses accrued for certain non-U.S. earnings that were previously considered to be indefinitely reinvested.

During the three months ended January 31, 2011, the Company reduced unrecognized tax benefits by approximately $10.3 million due to the lapse of applicable statute of limitations. It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $3.2 million within the next twelve months due to the lapse of applicable statute of limitations in multiple tax jurisdictions that the Company operated in. During the three months ended January 31, 2011, the Company accrued an additional $409,000 of interest related to the Company’s unrecognized tax benefits.

The Company is under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009, which represent all of the years for which tax returns have been filed with that jurisdiction and the statute of limitations has not expired.

Note 13 — Commitments and Contingencies

Commitments

The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”) which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the “Purchase Price”) in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. The Company may use the land solely for the purposes of industrial use and/or scientific research. As of January 31, 2011, the construction of a research facility on the land was complete, in accordance with the Purchase Agreement. The Company obtained a Construction Loan to finance the construction. (See Note 7.)

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology Co. Ltd, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of January 31, 2011, the Company had contributed $1.5 million, as required under the terms of its $10.0 million capital commitment. The Company is required to contribute the remaining $8.5 million by October 2011, which represents a one-year extension from the original due date of October 2010.

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

For the Three and Nine Months Ended January 31, 2011 and 2010

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and the other defendants will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have filed appeals. Plaintiffs have filed motions to dismiss the appeals. If for any reason the settlement does not become effective, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company’s underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants and the motion to dismiss with prejudice, filed by all of the underwriter defendants, which included the suit against the Company.  The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit. On December 3, 2010, the Ninth Circuit entered its opinion and order in this matter. The Court affirmed the dismissal of the suits against the 30 moving issuer defendants on the grounds that the demand letters sent to those issuers were inadequate under Delaware law, and converted the dismissals from without prejudice to with prejudice. The Court also reversed the dismissal of the suits against the remaining 24 issuer defendants, including the Company, but is allowing those issuer defendants, including the Company, to challenge the adequacy of the demand letters that the plaintiff sent to the issuers before filing suit. On January 24, 2011, the underwriter defendants filed a motion to stay the Ninth Circuit’s mandate pending its filing of a petition for a writ of certiorari in the United States Supreme Court. On January 25, 2011, the Ninth Circuit granted the motion and entered an Order staying the mandate for ninety days. On January 26, 2011, plaintiff also filed a motion to join the underwriters’ motion to stay the Ninth Circuit’s mandate on the grounds that plaintiff also will be filing a petition for a writ of certiorari in the United States Supreme Court. The petitions for a writ of certiorari have not yet been filed with the United States Supreme Court. No discovery has taken place.

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

On March 6, 2009, Panavision Imaging, LLC (“Panavision”) filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation.  On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that OmniVision’s products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term.

As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination; on January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. As a result, all of the asserted claims of the asserted patents are held to be invalid by the Court or the U.S. Patent and Trademark Office. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

On December 6, 2010, Ziptronix, Inc. (“Ziptronix”) filed a complaint alleging patent infringement against the Company in the District Court for the Northern District of California. The case is entitled Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525. In its complaint, Ziptronix asserts that the Company has made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent Nos. 7,387,944 (“Method for Low Temperature Bonding and Bonded Structure”), 7,335,572 (“Method for Low Temperature Bonding and Bonded Structure”), 7,553,744 (“Method for Low Temperature Bonding and Bonded Structure”), 7,037,755 (“Three Dimensional Device Integration Method and Integrated Device”), 6,864,585 (“Three Dimensional Device Integration Method and Integrated Device”), and 7,807,549 (“Method for Low Temperature Bonding and Bonded Structure”). The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On February 15, 2011, the Company filed a motion to dismiss Ziptronix’s allegations of willful infringement, contributory infringement, and induced infringement for failure to state a claim under the applicable pleading standards. The Company expects to vigorously defend itself against Ziptronix’s allegations. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to it.

Note 14 — Related Party Transactions

In May 2006, the Company consummated a loan agreement with one of its employees. The loan agreement was approved by the Company’s board of directors in fiscal 2004. Under the terms of the agreement, as amended, the Company extended to the employee a $1.0 million loan with a nominal imputed interest rate and a maturity date of May 12, 2011. The loan was secured by a deed of trust. The loan was repaid in full during the three months ended January 31, 2011.

The following table presents the amounts paid for services provided by related parties for the periods indicated (in thousands):

		Three Months Ended		Nine Months Ended
Related		January 31,		January 31,
Party	Services	2011	2010	2011	2010
VisEra	Color filter and other manufacturing services	$29,642	$21,086	$80,035	$51,621

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2011 and 2010

(unaudited)

The following table summarizes the transactions that the Company’s equity method investees, SOI and VisEra, engaged with related parties for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
SOI transactions with:
ImPac:
Purchases of manufacturing services	$—	$65	$—	$305
Balance payable at period end, net	—	—	—	—
PTC:
Purchases of wafers	65	230	1,346	502
Rent and other services	17	23	67	64
Balance payable at period end, net	—	89	—	89
VisEra:
Purchases of manufacturing services	8	30	201	132
Balance payable at period end	—	—	—	—

VisEra transactions with:
TSMC:
Sales to TSMC	291	429	1,544	1,001
Purchase manufacturing services	8	7	163	23
Balance payable at period end, net	4	—	4	—
Balance receivable at period end, net	168	255	168	255
SOI(1):
Sales to SOI	$8	$30	$201	$132

(1)	In the three months ended January 31, 2011, the Company sold its ownership interest in SOI. (See Note 5.)

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PTC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, the increasing competition in our industry, the effect of supply constraints, the continued importance of the mobile phone market to our business, the continued concentration of manufacturers in the mobile phone market,  continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 46 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

In May 2008, we announced a new approach to CMOS image sensor design we call OmniBSI™ technology. OmniBSI technology is based on an idea called back side illumination, or BSI. Our first OmniBSI product, an 8-megapixel image sensor, is built using an advanced 1.4 µm imaging pixel. We believe we are the first image sensor company to announce a viable process for the mass production of BSI sensors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the imaging pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. With our OmniBSI architecture, the image sensor receives light through the back side of the chip. As a result, there is no metal wiring to block the image light, and the entire backside of the image sensor can be photo-sensitive. Not only does this enable us to produce a superior image, it also permits the front of the chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality. Capturing light on the back side of the image sensor also allows us to reduce the distance the light has to travel to the imaging pixels, and thus provide a wider angle of light acceptance. Widening the angle of acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera.

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

In February 2010, we announced the introduction of our new OmniBSI-2™ architecture built on the advanced 300 mm copper process at Taiwan Semiconductor Manufacturing Company Limited, or TSMC. The OmniBSI-2 architecture represents our second-generation BSI technology and enables us to design imagining pixels as small as 1.1 µm in dimension.

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

In April 2010, we introduced the OV10630 which expanded our portfolio of security products. This system-on-a-chip, or SOC, sensor captures HD-quality color video in any environment, including low-light scenes or high-contrast lighting conditions, by combining 720p HD video with advanced low-light sensitivity and color high dynamic range, or HDR, in a 1/2.7 inch optical format. Using our proprietary new HDR processing technology, the OV10630 delivers 110dB dynamic range in black and white, and 100dB or more in color, providing clear, fully-processed YUV color HDR video output. By integrating a full image processing pipeline, the OV10630 accelerates time-to-market and reduces the system bill of materials.

In May 2010, we introduced the OV2720, the world’s first 1/6-inch, native 1080p HD CMOS image sensor designed for notebook, netbook, webcam and video conferencing applications. Based on OmniVision’s 1.4 µm OmniBSI technology, the new 1080p sensor captures videoconference quality HD video in a form factor that meets the module size and height requirements of advanced thin notebook designs.

In June 2010, we announced the OV5640, a one-quarter inch 5-megapixel system-on-chip sensor built on our 1.4 µm OmniBSI technology. The device offers a cost-optimized, complete camera solution with excellent imaging pixel performance for 5-megapixel photography and 720p or 1080p HD video for camera phones.  The sensor’s embedded autofocus control with voice coil motor driver offers further cost savings to the end customer.

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

In August 2010, we also introduced the OV9740, a 1/6.5-inch SOC CMOS image sensor designed for video applications in portable media players, home entertainment devices and notebooks. Because all image quality tuning and processing is done on-chip, the OV9740 enables customers to simplify product development and accelerate time-to-market. The OV9740 combines our 1.75- µm OmniBSI imaging pixel architecture and our proprietary high-end image signal processor to deliver 720p native HD video.

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

In November 2010, we introduced the OV8820, a 1/3.2-inch 8-megapixel RAW CMOS image sensor based on our 1.4-µm OmniBSI pixel architecture. The sensor delivers high frame rate 1080p/30 and 720p/60 HD video with electronic image stabilization and full horizontal field of view designed specifically to meet the demands of the smart phone markets. The OV8820 also offers advanced video capabilities designed for video-centric camera phones.

Also in November 2010, we announced the initiation of mass production of the ultra-compact, high-performance OV6930. With a packaged footprint of only 1.8 x 1.8 mm, the OV6930 is designed for applications favoring a small profile and is well suited to serve a broad range of medical endoscopy applications.

In January 2011, we introduced the OV10810, a 10-megapixel CMOS image sensor built on our highly optimized 1.4-µm OmniBSI pixel architecture. The 1/2.5-inch OV10810 is designed to offer complete convergence between high-resolution still photography and full HD video by combining 10-megapixel burst photography at 30 FPS with full 1080p HD video in a native 16:9 aspect ratio. The OV10810 is designed for digital still and video camera hybrids and high-end smart phones.

Capital Resources

As of January 31, 2011, we held approximately $375.4 million in cash and cash equivalents and approximately $123.5 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

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

Beginning with the second half of our fiscal 2009, general domestic and global economic conditions were negatively impacted by several factors. These economic conditions resulted in our facing one of the most challenging periods in our history.

During the latter part of fiscal 2010 and throughout fiscal 2011, we have seen indications that suggest that certain major economies are returning to positive growth. Our quarterly sales have improved throughout fiscal 2011 as compared to fiscal 2010 and fiscal 2009. We believe that demand for our products will continue to remain strong for the remainder of fiscal 2011. However, it is uncertain whether the current resumption of economic growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than two billion image sensors, including approximately 194 million in the three months ended January 31, 2011. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second fiscal quarter of 2010, we believe the historical seasonal cycle to our business has returned. In addition to being stronger than our first and fourth fiscal quarters, historically our gross revenues in our second and third fiscal quarters have typically been comparable. However, an increase during fiscal 2010 in end-customer demand related to the holiday season accelerated the timing of our customers’ purchases from our third fiscal quarter to our second fiscal quarter. If this trend were to repeat itself in future years, it could result in the quarter-to-quarter fluctuation of our revenues differing from our historical seasonal cycles.

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

Recently, the entire semiconductor industry, including us, has experienced supply constraints. Due to the lack of availability of products, supply constraints have forced companies in the industry to be unable to meet the product demands of their customers and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This results in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We have faced, and continue to face, these same challenges as we seek to meet our customers’ increasing demand for more of our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we deliver to market, we have been able to achieve revenue growth and unit growth. However, if our customers’ demand remains at current levels or continues to increase, we will experience even greater challenges related to supply constraints and may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.2	75.4	71.5	76.2
Gross margin	29.8	24.6	28.5	23.8

Operating expenses:
Research, development and related	8.7	13.0	9.2	12.9
Selling, general and administrative	5.8	10.0	6.4	10.3
Total operating expenses	14.5	23.0	15.6	23.2

Income from operations	15.3	1.6	12.9	0.6
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	0.7	1.9	0.3	0.8
Income before income taxes	15.9	3.4	13.1	1.3

Provision for (benefit from) income taxes	(0.9)	0.3	0.1	0.6
Net income	16.8	3.1	13.0	0.7
Net loss attributable to noncontrolling interest	—	(0.1)	—	—
Net income attributable to OmniVision Technologies, Inc.	16.8%	3.2%	13.0%	0.7%

Three Months Ended January 31, 2011 as Compared to Three Months Ended January 31, 2010

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues for the three months ended January 31, 2011 increased by 69.3% to $265.7 million from $156.9 million for the three months ended January 31, 2010. The increase in revenues was primarily due to a 46.6% increase in unit sales of our image-sensor products, reflecting a continuing recovery in product demand from the prior year period when the economic downturn had negatively affected such demand, and a 15.3% increase in our ASPs as a result of a product mix shift in our higher megapixel products from the prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was significantly higher in the three months ended January 31, 2011 than in the prior-year period due to increased orders from our OEM and VAR customers. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the make-up of our customer list. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different. The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the three months ended January 31, 2011 and 2010:

	Three Months Ended
	January 31,
	2011	2010
OEMs and VARs	80.2%	54.9%
Distributors	19.8	45.1
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended January 31, 2011, one OEM customer accounted for approximately 17.6% of our revenues. In the three months ended January 31, 2010, one OEM customer accounted for approximately 11.0% of our revenues. For the three months ended January 31, 2011 and 2010, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the three months ended January 31, 2011, one distributor customer accounted for approximately 11.1% of our revenues. In the three months ended January 31, 2010, one distributor customer accounted for approximately 24.6% of our revenues. For the three months ended January 31, 2011 and 2010, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2011 and 2010:

	Three Months Ended
	January 31,
	2011	2010
Domestic sales	2.5%	0.5%
Foreign sales	97.5	99.5
Total	100.0%	100.0%

We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Over time, our sales to Asia-Pacific customers have increased primarily as a result of the continuing trend of outsourcing the production of consumer electronics products to Asia-Pacific manufacturers and facilities and to the increasing markets in Asia for consumer products. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of products which incorporate our image sensors. Our revenues, as reported on a geographical basis, reflect the country or region in which our customers issue their purchase orders.

Gross Profit

Our gross margin in the three months ended January 31, 2011 increased to 29.8% from 24.6% for the three months ended January 31, 2010. The year-over-year increase in gross margin reflected a favorable product mix shift to our OmniBSI-based 5-megapixel and 8-megapixel products. We also recorded an increase in the sales of previously written-down products in the three months ended January 31, 2011, which totaled $5.6 million, as compared to $2.4 million during the same period in the prior fiscal year. In addition, the increase in gross margin reflected a decrease in the write-down of inventories which totaled approximately $2.9 million during the three months ended January 31, 2011, as compared to $3.4 million in the similar prior year period. We recorded approximately $0.5 million in stock-based

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

compensation expense to cost of revenues during the three months ended January 31, 2011, as compared to $0.8 million in the similar prior year period.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for the three months ended January 31, 2011 increased to approximately $23.1 million from approximately $20.4 million for the three months ended January 31, 2010. As a percentage of revenues, research, development and related expenses for the three months ended January 31, 2011 and 2010 represented 8.7% and 13.0%, respectively.

The increase in research, development and related expenses of approximately $2.7 million, or 13.2%, for the three months ended January 31, 2011 from the similar period in the prior year resulted from: a $2.6 million increase in salary and payroll-related expenses resulting from a headcount increase and a company-wide annual salary increase; a $541,000 increase in office and facilities expenses; and a $465,000 increase in non-recurring engineering expenses related to new product development.  These increases were partially offset by a $0.9 million decrease in depreciation and amortization expenses and a $244,000 decrease in stock-based compensation expense. We anticipate that research, development and related expenses will increase slightly for the three months ended April 30, 2011 due to an anticipated increase in mask-design releases from third quarter levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses for the three months ended January 31, 2011 decreased to approximately $15.4 million from $15.6 million for the three months ended January 31, 2010. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2011 and 2010 represented 5.8% and 10.0%, respectively.

The decrease in selling, general and administrative expenses of approximately $143,000, or 0.9%, for the three months ended January 31, 2011 from the similar period in the prior year resulted primarily from: a $0.7 million decrease in stock-based compensation expenses; a $372,000 decrease in commission expenses paid primarily to distributors and sales representatives; a $371,000 decrease in legal expenses related to patent defense; and a $180,000 decrease in other taxes. These decreases were partially offset by a $0.9 million increase in compensation and personnel-related expenses, a $173,000 increase in travel expenses and a $166,000 increase in bad debt expenses. We anticipate that our selling, general and administrative expenses will remain consistent for the three months ended April 30, 2011, as compared to the third quarter.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Interest expense, net, increased to $318,000 for the three months ended January 31, 2011 from $145,000 in the prior year period. The $173,000 increase in interest expense, net, resulted from a $180,000 increase in interest expense and a $6,000 increase in interest income. The increase in interest expense was primarily associated with an increase in long-term borrowings for the three months ended January 31, 2011 as compared to the similar period in the prior year. The increase in interest income was the result of high cash balance with same interest rates on interest-bearing accounts as in the same period in the prior year.

Other Income, Net

Other income, net, for the three months ended January 31, 2011 totaled $1.8 million, as compared to $2.9 million in the prior year. Other income, net, for the three months ended January 31, 2011 included a $1.2 million gain on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

California, or Santa Clara Property; a $26,000 gain that represented our portion of the net income recorded by Silicon Optronics, Inc, or SOI, and a $0.7 million gain that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, partially offset by a $72,000 loss on the sale of SOI. Other income, net, for the three months ended January 31, 2010 included a $2.2 million gain that represented the difference between the 996,250 shares of common stock of Tong Hsing Electronic Industries, Limited, or Tong Hsing, that we received in connection with Tong Hsing’s acquisition of ImPac Technology Co., Ltd., or ImPac, and the carrying value of our investment in ImPac, and a $0.6 million gain that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, which we account for under the equity method of accounting, and a $194,000 gain on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property, and a $211,000 loss that represented our portion of the net loss recorded by ImPac, prior to its acquisition by Tong Hsing.

Provision for (Benefit From) Income Taxes

We generated approximately $42.1 million and $5.3 million in income before income taxes for the three months ended January 31, 2011 and 2010, respectively. We recorded a benefit from income taxes of approximately $2.6 million and a provision for income taxes of approximately $467,000 for the three months ended January 31, 2011 and 2010, respectively, resulting in effective tax rates of (6.2)% and 8.9% for the respective periods. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which was signed into law on December 17, 2010, retroactively extended the U.S. Federal Research and Development tax credit (“Federal R&D Credit”) from January 1, 2010 to December 31, 2011.  This enacted tax law change resulted in a discrete tax benefit in the three months ended January 31, 2011, as well as a decrease in the estimated annual effective income tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to our provision for income taxes for the three months ended January 31, 2011 included favorable adjustments for differences between our finalized tax returns and the provision for income taxes recorded for fiscal 2010, the tax benefit from the retroactively extended Federal R&D Credit, the tax benefit that we realized from our employees’ disqualifying disposition of incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of applicable statute of limitations. These favorable adjustments to our provision for income taxes for the three months ended January 31, 2011 were partially offset by an unfavorable impact from foreign exchange losses associated with our unrecognized tax benefits and the income tax expenses accrued for certain non-U.S. earnings that were previously considered to be indefinitely reinvested.

During the three months ended January 31, 2011, we reduced unrecognized tax benefits by approximately $10.3 million due to the lapse of applicable statute of limitations. It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $3.2 million within the next twelve months due to the lapse of applicable statute of limitations in multiple jurisdictions in which we operated. During the three months ended January 31, 2011, we accrued an additional $409,000 of interest related to our unrecognized tax benefits.

We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009, which represent all of the years for which tax returns have been filed with that jurisdiction and the statute of limitations has not expired.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represented the ownership interest in SOI that we did not own. The net loss attributable to noncontrolling interest was zero for the three months ended January 31, 2011, following the deconsolidation of SOI in June 2010. (See Note 5 — “Long-term Investments” to our condensed consolidated financial statements.) The net loss attributable to noncontrolling interest was $143,000 for the three months ended January 31, 2010, which represented the 56.2% interest that we did not own in the net loss of SOI.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Nine Months Ended January 31, 2011 as Compared to Nine Months Ended January 31, 2010

Revenues

Revenues for the nine months ended January 31, 2011 increased by 56.6% to approximately $698.2 million from $445.8 million for the nine months ended January 31, 2010. The increase in revenues was due to a 45.6% increase in the unit sales of our image-sensor products, reflecting a continuing recovery in product demand from the prior year period, when the economic downturn had negatively affected such demand. This unit increase was combined with a 7.6% increase in our ASPs as a result of a product mix shift in our higher megapixel products from the prior year period.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentage of revenues from sales to OEMs and VARs and distributors in the nine months ended January 31, 2011 and 2010:

	Nine Months Ended
	January 31,
	2011	2010
OEMs and VARs	74.8%	53.1%
Distributors	25.2	46.9
Total	100.0%	100.0%

OEMs and VARs.   In the nine months ended January 31, 2011, two OEM customers accounted for approximately 15.5% and 10.3% of our revenues, respectively. In the nine months ended January 31, 2010, one OEM customer accounted for approximately 11.6% of our revenues. For the nine months ended January 31, 2011 and 2010, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the nine months ended January 31, 2011, one distributor customer accounted for approximately 13.8% of our revenues. In the nine months ended January 31, 2010, one distributor customer accounted for approximately 26.8% of our revenues. For the nine months ended January 31, 2011 and 2010, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2011 and 2010:

	Nine Months Ended
	January 31,
	2011	2010
Domestic sales	1.2%	0.5%
Foreign sales	98.8	99.5
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the nine months ended January 31, 2011 increased to 28.5% from 23.8% for the nine months ended January 31, 2010. The year-over-year increase in gross margin reflected a favorable product mix shift to our OmniBSI-based 5-megapixel and 8 megapixel products, and a decrease in the write-down of inventories which totaled approximately $13.3 million during the nine months ended January 31, 2011, as compared to $13.5 million in the similar prior year period.  In the nine months ended January 31, 2011, we recorded sales from previously written down

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

products which totaled $10.1 million, as compared to $8.7 million during the similar period in the prior fiscal year.  We recorded approximately $1.5 million in stock-based compensation expense to cost of revenues during the nine months ended January 31, 2011, as compared to $2.2 million in the nine months ended January 31, 2010.

Research, Development and Related Expenses

Research, development and related expenses for the nine months ended January 31, 2011 increased to approximately $64.2 million from approximately $57.7 million for the nine months ended January 31, 2010. As a percentage of revenues, research, development and related expenses for the nine months ended January 31, 2011 and 2010 represented 9.2% and 12.9%, respectively.

The increase in research, development and related expenses of approximately $6.5 million, or 11.3%, for the nine months ended January 31, 2011 from the similar prior year period resulted primarily from a $6.3 million increase in salary and payroll-related expenses, a $2.0 million increase in non-recurring engineering expenses related to new product development; a $1.3 million increase in patent-related expenses and a $213,000 increase in office and facilities expenses;. These increases were partially offset by a $3.2 million decrease in depreciation and amortization expenses, and a $346,000 decrease in stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended January 31, 2011 decreased to approximately $44.5 million from $46.0 million for the nine months ended January 31, 2010. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2011 and 2010 represented 6.4% and 10.3%, respectively.

The decrease in selling, general and administrative expenses of approximately $1.4 million, or 3.1%, for the nine months ended January 31, 2011 from the similar period in the prior year resulted primarily from: a $2.1 million decrease in stock-based compensation expense; a $1.2 million decrease in legal expenses related to patent defense; and a $0.9 million decrease in commissions paid primarily to distributors and sales representatives. These decreases were partially offset by a $1.6 million increase in compensation and personnel-related expenses, a $0.6 million increase in office and facility expenses, a $393,000 increase in bad debt expenses and a $337,000 increase in travel expenses.

Interest Expense, Net

Interest expense, net, for the nine months ended January 31, 2011 increased to approximately $1.0 million from $0.6 million for the nine months ended January 31, 2010. The increase in interest expense, net, for the nine months ended January 31, 2011 as compared to the corresponding period in the prior year was the result of a $112,000 reduction in interest income and a $248,000 increase in interest expense associated with long-term borrowings.

Other Income, Net

Other income, net, for the nine months ended January 31, 2011 totaled $2.8 million, as compared to $3.7 million in the prior year. Other income, net, for the nine months ended January 31, 2011 included a $1.6 million gain that represented the difference between the fair value of our ownership interest in SOI and the carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation; a $2.1 million gain that represented our portion of the net income recorded by WLCSP, partially offset by a $260,000 loss on the interest rate swap agreements related to the mortgage on the Santa Clara Property; a $241,000 loss that represented our portion of the net loss recorded by SOI and a $72,000 loss on the sale of SOI. In the three months ended January 31, 2011, we sold our remaining 43.7% interest in SOI. Consequently, as of January 31, 2011, our ownership in SOI was zero percent. Other income, net, for the nine months ended January 31, 2010 included a $2.2 million gain that represented the difference between 996,250 shares of common stock of Tong Hsing that we received in connection with its acquisition of ImPac and the carrying value of our investment in ImPac, a $1.3 million gain, representing our portion of the net income recorded by WLCSP, a $0.8 million gain on interest rate swap agreements related to the mortgage on the Santa Clara Property, partially offset by a $0.8 million loss that represented our portion of the net loss recorded by ImPac, prior to its acquisition by Tong Hsing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Provision for (Benefit From) Income Taxes

We generated approximately $91.8 million and $5.6 million in income before income taxes for the nine months ended January 31, 2011 and 2010, respectively. We recorded a provision for income taxes of approximately $1.3 million and $2.6 million for the nine months ended January 31, 2011 and 2010, respectively, resulting in effective tax rates of 1.4% and 46.8% for the respective periods.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to our provision for income taxes for the nine months ended January 31, 2011 included favorable adjustments for differences between our finalized tax returns and the provision for income taxes recorded for fiscal 2010, the tax benefit from the retroactively extended Federal R&D Credit, the tax benefit that we realized from our employees’ disqualifying disposition of incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of applicable statute of limitations. These favorable adjustments to our provision for income taxes for the nine months ended January 31, 2011 were partially offset by unfavorable impact from foreign exchange losses associated with our unrecognized tax benefits, the tax expense associated with the sale of our investment in SOI and the income tax expenses accrued for certain non-U.S. earnings that were previously considered to be indefinitely reinvested.

During the nine months ended January 31, 2011, we reduced unrecognized tax benefits by approximately $10.6 million due to the lapse of applicable statute of limitations. It is reasonably possible that the balance of gross unrecognized tax benefits will decrease by $3.2 million within the next twelve months due to the lapse of applicable statute of limitations in multiple jurisdictions in which we operated. During the nine months ended January 31, 2011, we accrued an additional $1.3 million of interest related to our unrecognized tax benefits.

We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009, which represent all of the years for which tax returns have been filed with that jurisdiction and the statute of limitations has not expired.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the nine months ended January 31, 2011 was $32,000, which represented the 56.3% ownership interest that we did not own in the net loss of SOI, as recorded by SOI from the beginning of our fiscal year through June 2010 when we deconsolidated the entity. (See Note 5 — “Long-term Investments” to our condensed consolidated financial statements.) Net loss attributable to noncontrolling interest was $199,000 for the nine months ended January 31, 2010, which represented the 56.2% ownership interest that we did not own in the net loss of SOI.

Liquidity and Capital Resources

Our principal sources of liquidity at January 31, 2011 consisted of cash, cash equivalents and short-term investments totaling $498.9 million.

Liquidity

Our working capital increased to $593.6 million as of January 31, 2011, as compared to $433.3 million as of April 30, 2010. Our working capital increased as a result of: a $141.4 million increase in cash and cash equivalents primarily due to cash provided by operating activities; a $44.8 million increase in accounts receivable, net, resulting from a revenue increase of $108.5 million for the three months ended January 31, 2011 from the three months ended April 30, 2010; a $23.9 million increase in short-term investments; a $8.2 million increase in refundable and deferred income taxes and a $3.3 million decrease in accrued expenses and other current liabilities. These increases in working capital were partially offset by: a $40.4 million decrease in inventories; a $12.8 million increase in accounts payable resulting from an increase in production activities; a $6.0 million increase in deferred revenues, less cost of revenues and a $2.1 million decrease in prepaid expenses and other current assets.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of January 31, 2011, the principal amounts outstanding under the Mortgage Loan and Term Loan were $25.4 million and $4.8 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination, or the Construction Loan. As of January 31, 2011, we had borrowed approximately $17.5 million under the Construction Loan and the principal amount outstanding under the Construction Loan was $16.7 million.

Cash Flows from Operating Activities

For the nine months ended January 31, 2011, net cash provided by operating activities totaled approximately $124.0 million as compared to $65.4 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $90.5 million for the nine months ended January 31, 2011; adjustments for non-cash charges of $15.1 million in stock-based compensation, $14.6 million in depreciation and amortization, $13.3 million in write-down of inventories, $9.8 million in gains on equity investments, net, $1.8 million in the tax effect from stock-based compensation, $1.0 million in the excess tax benefit from stock-based compensation and $260,000 in losses on interest rate swaps; a $24.3 million decrease in inventory due to the increase in sales activity for the three months ended January 31, 2011; a $15.3 million increase in accounts payable also resulting from the increase in quarterly sales activity; a $8.2 million increase in deferred tax liabilities; a $5.7 million increase in deferred revenues, less cost of revenues and a $3.5 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $44.9 million increase in accounts receivable, net; a $6.0 million decrease in income taxes payable; a $4.3 million increase in refundable and deferred income taxes and a $2.6 million decrease in accrued expenses and other current liabilities. The $44.9 million increase in accounts receivable, net, reflects the increased level of revenues during the three months ended January 31, 2011, as days of sales outstanding decreased only slightly, to 41 days as of January 31, 2011 from 42 days as of April 30, 2010.

For the nine months ended January 31, 2010, net cash provided by operating activities totaled approximately $65.4 million. The principal components of the current year amount were: a net income of approximately $3.0 million for the nine months ended January 31, 2010; adjustments for non-cash charges of $18.2 million in stock-based compensation, $17.4 million in depreciation and amortization, $13.5 million in write-down of inventories, $5.2 million in gains on equity investments and $0.8 million in gains on interest rate swaps; a $52.8 million increase in accounts payable; a $3.6 million increase in deferred revenues, less cost of revenues; a $1.4 million increase in accrued expenses and other current liabilities; and a $1.2 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $23.7 million increase in accounts receivable, net; a $14.0 million increase in inventories; a $2.6 million increase in refundable and deferred income taxes and a $122,000 decrease in deferred tax liabilities. The $23.7 million increase in accounts receivable, net, reflects the increased level of revenues during the nine months ended January 31, 2010, partially offset by faster collection, as reflected in days of sales outstanding which declined to 40 days as of January 31, 2010 from 44 days as of April 30, 2009. The $14.0 million increase in inventories resulted from the need to support an increased level of revenues during the nine months ended January 31, 2010. The $3.6 million increase in deferred revenues, less cost of revenues, was due to an increase in sales to distributors during the nine months ended January 31, 2010.

Cash Flows From Investing Activities

For the nine months ended January 31, 2011, our cash used in investing activities totaled $38.3 million as compared to cash used in investing activities of approximately $61.8 million for the corresponding period in the prior year, primarily due to $128.2 million in net proceeds from sales or maturities of short-term investments, $3.8 million in net proceeds from the sale of SOI, partially offset by $155.3 million in purchases of short-term investment, $5.0 million in purchases of intangible and other assets, $2.8 million due to the deconsolidation of SOI, $7.1 million in purchases of property, plant and equipment and $282,000 in purchases of long-term investments. For the nine months ended January 31, 2010, our cash used in investing activities totaled $61.8 million due to $51.5 million in net purchases of short-term investments and $10.2 million in purchases of property, plant and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows From Financing Activities

For the nine months ended January 31, 2011, net cash provided by financing activities totaled approximately $55.1 million, as compared to $13.0 million during the corresponding period in the prior year. This increase was due to $57.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.0 million in excess tax benefits from stock-based compensation, partially offset by $3.4 million used to repay long-term borrowings. For the nine months ended January 31, 2010, net cash provided by financing activities totaled approximately $13.0 million due to $9.5 million in borrowings and $6.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, partially offset by $2.7 million used to repay long-term borrowings.

Capital Commitments and Resources

We completed the construction of a research facility for OTC during the three months ended October 31, 2010. Over the next year, we expect to draw down the remaining $3.0 million of available funding under the Construction Loan to pay amounts due our construction contractors.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements and capital investment in OTC, we expect our capital requirements totaling approximately $45.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, and Shanghai OmniVision Semiconductor Technology, Co. Ltd, or OST. We formed OST during the three months ended October 31, 2008, for the purpose of expanding our testing capabilities in Shanghai, China.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 31, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$7,955	$4,439	$3,515	$1	$—
Debt obligations(1)	46,896	4,312	7,410	10,214	24,960
Noncancelable orders(2)	164,463	164,463	—	—	—
Total contractual obligations	219,314	173,214	10,925	10,215	24,960

Other Commercial Commitments:
OST(3)	8,500	8,500	—	—	—
Total commercial commitments	8,500	8,500	—	—	—
Total contractual obligations and commercial commitments	$227,814	$181,714	$10,925	$10,215	$24,960

(1)   In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of January 31, 2011, we borrowed approximately $17.5 million under the Construction Loan. See Note 7 —“Borrowing Arrangements” to our condensed consolidated financial statements.

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

As of January 31, 2011, the long-term income taxes payable, including estimated interest and penalties, was $84.3 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of January 31, 2011 presented above.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

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

In December 2010, the FASB issued additional guidance for entities with reporting units that have carrying amounts equal to zero or are negative. These entities are required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If it is determined that it is more likely than not that the goodwill of one or more of its reporting units is impaired, then Step 2 of the goodwill impairment test for those reporting unit(s) should be performed. The effective date for this guidance is for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

As of January 31, 2011, the functional currency of our wholly-owned subsidiaries located in Hong Kong, OmniVision Technologies (Hong Kong) Company Limited, OmniVision Trading (Hong Kong) Company Ltd., and OmniVision Holding (Hong Kong) Co., Ltd.; in the Cayman Islands, OmniVision International Holding, Ltd. and OmniVision Technology International Ltd. (formerly HuaWei Technology International, Ltd.); in China, OSC and OTC and OST, and in Taiwan, Taiwan OmniVision Technologies Co., Ltd., Taiwan OmniVision International Technologies Co., Ltd., and Taiwan OmniVision Investment Holding Co., Ltd., is the U.S. dollar. Our other wholly-owned subsidiaries have their respective local currencies as their functional currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three and nine months ended January 31, 2011 and 2010 were not material.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, from time to time, the fair market value of our investments. We manage our exposure to financial market risk by performing ongoing evaluations of our investment portfolio. We presently invest in money market funds, certificates of deposit issued by banks, commercial paper, high-grade corporate securities and government bonds maturing approximately 18 months or less from the date of purchase. The Company also invests in variable rate demand notes, which have a final maturity date of up to thirty-three years but whose interest rate is reset at varying intervals typically between one and seven days.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and nine months ended January 31, 2011.

In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into the Construction Loan with a bank in China. The Construction Loan provides for a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination. As of January 31, 2011, we borrowed approximately $17.5 million under the Construction Loan. Interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.3% at January 31, 2011. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2011, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and nine months ended January 31, 2011.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended January 31, 2011, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to us, and we will bear no financial liability. Our company and the other defendants will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have filed appeals. Plaintiffs have filed motions to dismiss the appeals. If for any reason the settlement does not become effective, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

On October 12, 2007, a purported stockholder of ours filed a complaint against certain of our underwriters for our initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. We are named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants and the motion to dismiss with prejudice, filed by all of the underwriter defendants, which included the suit against us. The plaintiff timely appealed the Court’s Order to the United States Court of Appeals for the Ninth Circuit. On December 3, 2010, the Ninth Circuit entered its opinion and order in this matter. The Court affirmed the dismissal of the suits against the 30 moving issuer defendants on the grounds that the demand letters sent to those issuers were inadequate under Delaware law, and converted the dismissals from without prejudice to with prejudice. The Court also reversed the dismissal of the suits against the remaining 24 issuer defendants, including us, but is allowing those issuer defendants, including us, to challenge the adequacy of the demand letters that the plaintiff sent to the issuers before filing suit. On January 24, 2011, the underwriter defendants filed a motion to stay the Ninth Circuit’s mandate pending its filing of a petition for a writ of certiorari in the United States Supreme Court. On January 25, 2011, the Ninth Circuit granted the motion and entered an Order staying the mandate for ninety days. On January 26, 2011, plaintiff also filed a motion to join the underwriters’ motion to stay the Ninth Circuit’s mandate on the grounds that plaintiff also will be filing a petition for a writ of certiorari in the United States Supreme Court. The petitions for a writ of certiorari have not yet been filed with the United States Supreme Court. No discovery has taken place.

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

On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that our products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term.

As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination; on January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. As a result, all of the asserted claims of the asserted patents are held to be invalid by the Court or the U.S. Patent and Trademark Office. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

On December 6, 2010, Ziptronix, Inc., or Ziptronix, filed a complaint alleging patent infringement against us in the District Court for the Northern District of California. The case is entitled Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525.  In its complaint, Ziptronix asserts that we have made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent Nos. 7,387,944 (“Method for Low Temperature Bonding and Bonded Structure”), 7,335,572 (“Method for Low Temperature Bonding and Bonded Structure”), 7,553,744 (“Method for Low Temperature Bonding and Bonded Structure”), 7,037,755 (“Three Dimensional Device Integration Method and Integrated Device”), 6,864,585 (“Three Dimensional Device Integration Method and Integrated Device”), and 7,807,549 (“Method for Low Temperature Bonding and Bonded Structure”). The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against us. On February 15, 2011, we filed a motion to dismiss Ziptronix’s allegations of willful infringement, contributory infringement, and induced infringement for failure to state a claim under the applicable pleading standards. We expect to vigorously defend ourselves against Ziptronix’s allegations. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or, if applicable, their key end user customers, could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, or if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. Such a delay, cancellation or reduction of purchase orders or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’ demand for our products.  This has become even more challenging as our customers’ demand has continued to increase.  In fiscal 2010, approximately 60.0% of our revenues came from sales to our top five customers. In addition, in the nine months ended January 31, 2011, approximately 50.0% of our revenues came from sales to our top five customers, including two OEM customers that accounted for approximately 15.5% and 10.3% of our revenues, respectively, and one distributor customer that accounted for approximately 13.8% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors.

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

Sales to the mobile phone market account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 60% and 68% of our revenues in fiscal 2010 and the nine months ended January 31, 2011, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during the remainder of fiscal 2011 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 80% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

Our failure to successfully develop new products that achieve market acceptance in a timely fashion could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have in the past experienced delays in completing the development and introduction of new products. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

•                  accurate prediction of market requirements and evolving standards, including imaging pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for webcams and other platforms;

•                  development of advanced technologies and capabilities, including our new CameraCube, OmniBSI and OmniBSI-2 technologies;

•                  definition, timely completion and introduction of new CMOS image sensors that satisfy customer requirements;

•                  development of products that maintain a technological advantage over the products of our competitors, including our advantages with respect to the functionality and imaging pixel capability of our image-sensor products and our proprietary testing processes; and

•                  market acceptance of the new products.

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

In addition, we have entered into a foundry manufacturing agreement with PTC pursuant to which we and PTC have agreed to jointly develop certain imaging pixel-related process technology and for PTC to process certain of our CMOS image sensors at PTC’s facilities in accordance with the scheduled development approved by both parties.

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

If our unit sales continue to increase during the remainder of fiscal 2011 as they did in fiscal 2010, the size of the orders we place with our foundries will increase as well. Because our foundries provide services to a number of companies, in the event they receive increased orders from us or one or more of the other companies that they service, they may be unable to provide us with the requested quantity of products, may subordinate our request to the requests of other larger companies or may increase the prices they charge us.  Recently, the entire semiconductor industry, including us, has experienced supply constraints.  Due to the lack of availability of products, supply constraints have forced companies in the industry to be unable to meet customers’ product demands and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products.  These actions result in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We have faced, and continue to face, these same challenges as we seek to meet our customers’ increasing demand for more of our products. If our customers’ demand remains at current levels or continues to increase or if for any reason our foundries are unable to provide a sufficient number of products to us on a timely basis and at acceptable yields and cost, we will experience even greater challenges related to supply constraints and may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

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

We rely on VisEra, our joint venture with TSMC, for the color filter processing of our completed wafers and the assembly of our CameraCube imaging devices. In addition, we rely on Advanced Semiconductor Engineering, Inc. and on ImPac, our former equity investee, for substantially all of our ceramic chip packages. In December 2009, Tong Hsing acquired ImPac and assumed control of its operations. We rely on XinTec, an investee company, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in chip-on-board packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers’ ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. In addition, external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that existed during fiscal 2009 and fiscal 2010 made it extremely challenging to accurately predict customer demand because demand demonstrated increased volatility.  Although customer demand for our products has steadily increased during fiscal 2011, there is no guarantee that such demand will continue to increase or remain at current levels.  If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $30.2 million as of January 31, 2011. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record their fair value changes in our Consolidated Statements of Income, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

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

Recent domestic and worldwide economic conditions adversely affected and could have future adverse effects on our business, results of operations, financial condition and cash flows.

Beginning with the second half of our fiscal 2009, general domestic and global economic conditions were negatively impacted by several factors. These economic conditions resulted in our facing one of the most challenging periods in our history.

Although during the latter part of fiscal 2010 and throughout fiscal 2011, we have seen indications that suggest that certain major economies are returning to positive growth, it is uncertain whether such resumption of growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2011, our goodwill totaled approximately $1.1 million, our intangible assets totaled approximately $6.3 million and our long-term investments totaled approximately $101.7 million.

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

As of January 31, 2011, we held cash and cash equivalents totaling $375.4 million, and short-term investments totaling $123.5 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of January 31, 2011, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

As part of our strategy, we have formed a joint venture with one of our foundry partners, and we hold equity interests in two other companies from which we purchase certain manufacturing services. For the investments that we account for under the equity method, we record as part of income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with these joint ventures or other investees could change. Such changes have resulted in the past, and could result in the future, in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

During fiscal 2010 and the nine months ended January 31, 2011, approximately 48.5% and 25.2%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for substantially all of our revenues for fiscal 2010 and the nine months ended January 31, 2011. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through March 7, 2011, the closing sales price of our common stock has ranged from a high of $33.90 per share to a low of $1.26 per share. The closing sales price of our common stock on March 7, 2011 was $33.26 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 6.   EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: March 11, 2011

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 11, 2011

	By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.