Form 10-K
period 2011-04-30
OMNIVISION TECHNOLOGIES INC
filed 2011-06-29
CIK 1106851

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of October 31, 2010, the last business day of Registrant's most recently completed second fiscal quarter, there were 45,974,265 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on October 31, 2010) was approximately $1.2 billion. Shares of Registrant's common stock held by the Registrant's executive `officers and directors and by each entity that owns five percent or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of June 24, 2011, 58,590,572 shares of common stock of the Registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2011 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2011

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

        During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications that suggest certain major economies are returning to positive growth. Our quarterly sales improved in fiscal 2011, as compared to fiscal 2010 and fiscal 2009. We believe that demand for our products will continue to remain strong for fiscal 2012. However, it is uncertain whether the current resumption of economic growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

        In the mobile phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular mobile phone maker determines which image sensor to design into one or more specific models. The time lag between design win and volume shipments varies from as little as three months to as much as 12 months, which could cause an unexpected delay in generating revenues, especially during periods of product transitions. Design wins are also an important driver in the many other markets that we address, and in some cases, such as automotive or medical applications, the time lag between a particular design win and revenue generation can be longer than one year.

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 2.5 billion image sensors, including approximately 680 million in fiscal 2011. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

        We outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to VisEra Technologies Company, Ltd., or VisEra, our joint venture with Taiwan Semiconductor Manufacturing Company Limited, or TSMC. This approach allowed us to focus our resources on the design, development, marketing and testing of our products and to significantly reduce our capital requirements.

        With our CameraCube products, we collaborate with the industry's leading wafer-level lens suppliers and outsource the assembly process to VisEra. We recently entered into an agreement with VisEra to acquire from VisEra its wafer-level lens production operations to enhance our CameraCube production capabilities.

        To increase and enhance our production capabilities, we work closely with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities at which our products can be produced. Our investments in VisEra and three other key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers.

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

        We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery. We also believe that, like the DSC market, mobile phone, notebook, tablet and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

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

        Recently, the entire semiconductor industry, including us, has experienced supply constraints. Due to the lack of availability of products, supply constraints have forced companies in the industry to be unable to meet the product demands of their customers and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This results in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We have faced, and continue to face, these same challenges as we seek to meet our customers' increasing demand for more of our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we deliver to market, we have been able to achieve revenue growth and unit growth. However, if our customers' demand remains at current levels or continues to increase, we will experience even greater challenges related to supply constraints and may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

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

        In February 2010, we announced the introduction of our new OmniBSI-2™ architecture built on the advanced 300 mm copper process at TSMC. The OmniBSI-2 architecture represents our second-generation BSI technology and enables us to design imaging pixels as small as 1.1 µm in dimension.

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

  Advanced Image Processing

        We have developed a broad range of proprietary technologies for image processing. For example, our Wavefront Coding technology combines optics and electronics to increase the depth of field of an image without changing the aperture of or reducing the amount of light reaching the lens and can eliminate the need for a mechanical auto-focus system. Wavefront Coding technology changes the phase of light as it traverses a specialized element in the lens and deliberately blurs all points in any image to an identical degree. Powerful algorithms then remove the system-dependent image blur to produce a sharp and clear image from the intermediate coded image.

  Integrated Camera Solutions

        We have also developed significant in-house expertise in applied optical science with the proprietary technology to integrate our image sensors with wafer-level optics. We now offer total camera solutions that are tailored to our customers' specific imaging requirements. We recently entered into an agreement with VisEra to acquire from VisEra its wafer-level lens production operations to enhance our CameraCube production capabilities.

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

Products

        Our main products, CameraChip image-sensing devices, are used to capture images electronically and are used in a number of consumer and commercial mass-market applications. Our image-sensor products have a variety of features, including:

Product Features

CMOS CameraChip image sensors	Color or black and white
Illumination Technique	Front side illumination or back side illumination
Resolutions	CIF (352 × 288 pixels) to 14.6-megapixels (4,416 × 3,312 pixels)
Output signal	Analog and digital
Operating voltage	5 volt to 1.2 volt
Optical lens/array size	1/18 to 1/2 inch formats
Companion chips	For connecting to computers and other devices

        In addition, we design and develop another category of products which we refer to as CameraCube imaging devices. They are image sensors with integrated wafer-level optics. We also supply companion chips used to connect our image sensors to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to notebook and webcams and other industry standard interfaces such as the Mobile Industry Processor Interface, or MIPI, and low-voltage differential signaling, or LVDS. In addition, we provide companion digital signal processors, or DSP, that perform compression in standardized still photo and digital video formats.

        We also design and develop standard software drivers for Linux, Mac OSX and Microsoft Windows, as well as for embedded operating systems such as Android, Blackberry OS, Palm OS, Symbian, Windows CE, Windows Embedded and Windows Mobile. These software drivers accept the image data being received from the USB, provide data decompression, if required, and manage interface protocols with the camera. We have designed these drivers for speed and flexibility and to allow easy customization of the user interface. We do not record any revenue from this software, which we provide to our customers as an element of customer support.

  New Products

        In May 2010, we introduced the OV2720, the world's first 1/6-inch, native 1080p high definition, or HD, CMOS image sensor designed for notebook, netbook, webcam and video conferencing applications. Based on OmniVision's 1.4 µm OmniBSI technology, the new 1080p sensor captures videoconference quality HD video in a form factor that meets the module size and height requirements of advanced thin notebook designs.

        In June 2010, we announced the OV5640, a one-quarter inch 5-megapixel system-on-chip, or SOC, sensor built on our 1.4 µm OmniBSI technology. The device offers a cost-optimized, complete camera solution with excellent imaging pixel performance for 5-megapixel photography and 720p or 1080p HD video for camera phones. The sensor's embedded autofocus control with voice coil motor driver offers further cost savings to the end customer.

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

        In August 2010, we also introduced the OV9740, a 1/6.5-inch SOC CMOS image sensor designed for video applications in portable media players, home entertainment devices and notebooks. Because all image quality tuning and processing is done on-chip, the OV9740 enables customers to simplify product development and accelerate time-to-market. The OV9740 combines our 1.75-µm OmniBSI imaging pixel architecture and our proprietary high-end image signal processor to deliver 720p native HD video.

        In September 2010, we introduced two new SOC CMOS image sensors, the OV2643 and OV2659. Both sensors are designed to address the increased demand for 2-megapixel resolution cameras in the mid- to low-end feature phone segment. The two new SOC sensors with advanced image signal processing offer quality and functionality comparable to many high-performance digital still cameras, including 720p native HD video at 30 frames per second, or FPS, excellent sensitivity and high quality image capture.

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

        Also in November 2010, we announced the initiation of mass production of the ultra-compact, high-performance OV6930. With a packaged footprint of only 1.8 × 1.8 mm, the OV6930 is designed for applications favoring a small profile and is well suited to serve a broad range of medical endoscopy applications.

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

        In February 2011, we introduced the OV3660, our first 3-megapixel CMOS image sensor based on our advanced 1.4-µm OmniBSI pixel architecture. The OV3660 extends our portfolio of BSI sensors and offers high-performance imaging, including 720p HD video recording, in an ultra-compact 1/5-inch optical format, designed for entry-level and mainstream smart phones. The OV3660 supports 720p HD video recording at 30 FPS with cropping and scaling, as well as 4:3 image capture for snapshots, allowing users to capture and share both video and still images.

        In February 2011, we also introduced the OV8830, our most advanced 8-megapixel image sensor to date, and the first to use OmniVision's second generation OmniBSI-2 pixel architecture. Implementing the latest developments in BSI pixel technology, the OV8830 combines low power consumption, small die size and best-in-class pixel performance with advanced image processing features. This combination allows the OV8830 to support enhanced, fast frame rate image capture and 1080p or 720p HD video recording, making it highly suitable for feature rich smart phones. OmniBSI-2 technology is our first pixel architecture built on 300 mm wafers using a copper process with 65 nm design rules which enable a number of improvements over OmniBSI technology's performance, including improved pixel layout, better isolation, and reduced crosstalk.

        In April 2011, we launched a 12.6-megapixel RAW CMOS image sensor for advanced mobile applications. The new OV12825 offers high-resolution still photography and 1080p HD video at 60 FPS with electronic image stabilization. These features make it an attractive solution for high-end feature and smart phone manufacturers. The new OV12825 is built on OmniVision's proven 1.4-µm OmniBSI™ pixel architecture.

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

        We initially accounted for our investment in VisEra under the equity method. Between August 1, 2005 and December 31, 2006, under the applicable authoritative accounting guidance for a variable interest entity, or VIE, VisEra was considered a VIE, and we were the primary beneficiary. Accordingly, we consolidated VisEra's operating results. On January 1, 2007, VisEra ceased to meet the definition of a VIE. Consequently, we deconsolidated VisEra on January 1, 2007, and since then have accounted for our investment in VisEra under the equity method. See Note 5—"Long-Term Investments" and Note 17—"Related Party Transactions" to our consolidated financial statements.

  Joint Venture with Powerchip Technology Corporation

        In May 2004, we entered into an agreement with Powerchip Technology Corporation, or PTC, formerly Powerchip Semiconductor Corporation, a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish Silicon Optronics, Inc., or SOI, a joint venture in Taiwan. We contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. Between March 2005 and May 2010, we controlled the board of directors of SOI and we consolidated SOI during this period. The purpose of SOI was to manufacture, market and sell certain of our legacy products. Toward the end of fiscal 2010, SOI began to ship niche products into other markets, including touch panels that track touches with optical sensors and linear sensors. In the three months ended January 31, 2011, we sold all of our interest in SOI. Our ownership percentage was 43.7% at the time of sale. Consequently, as of April 30, 2011, we had no continuing investment in SOI. See Note 5—"Long-Term Investments" and Note 17—"Related Party Transactions" to our consolidated financial statements.

  Acquisition of Aurora

        In March 2010, we acquired Aurora. Aurora designed, marketed and sold LCoS based microdisplay panels. These microdisplay panels are used for projection applications in consumer electronics, industrial, aerospace and mobile viewing platforms. We believe there is an emerging trend for video-centric applications in the consumer market. The advanced image projection technology we acquired through Aurora is intended to enable us to capitalize on this trend. Our closing consideration for the acquisition was approximately $5.6 million in cash. Of the $5.6 million purchase price, $0.5 million was placed in escrow at the time of the close and was released to the selling stockholders of Aurora during the fourth quarter of fiscal 2011. There are no additional contingent considerations associated with this acquisition.

  Acquisition of Kodak Patents

        In March 2011, we acquired certain image sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, for cash consideration of $65.0 million. In connection with the acquisition, we granted to Kodak world-wide, non-exclusive royalty-free licenses, without the right to sublicense, to use the purchased patents to manufacture and sell current image-sensor products and other Kodak products incorporating image sensors. Of the purchase price, $5.5 million was retained by us at the closing of the acquisition and will be available until December 31, 2011 to satisfy any indemnification claims we may be entitled to receive from Kodak under the terms of the acquisition. In addition, we initially retained $1.0 million of the purchase price in connection with efforts to record the ownership of the purchased patents in our name with the United States Patent and Trademark Office or international equivalents. We released this $1.0 million to Kodak in June 2011.

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

        Most current CMOS image sensors operate on FSI technology, in which the image sensor captures light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel. In May 2008, we introduced a new architecture based on BSI technology in which, as its name implies, the image sensor captures light on the back side of the chip. The advantages of BSI technology over conventional FSI technology are discussed in more detail under the sub-heading "Technology" on page 6 above.

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

  Market Opportunity

        Demand for CMOS image sensors for use in mobile phones continued to account for a substantial portion of our revenue in fiscal 2011. Other applications and markets that we are currently serving or that are developing include embedded applications for notebook and webcams, security and surveillance, entertainment applications, DSCs, and automotive and medical applications. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.

Customers

        We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2011, we shipped approximately 680 million image sensors, an increase of 43.1% from approximately 475 million image sensors in fiscal 2010.

        In fiscal 2011, we derived approximately 75.3% of our revenues from sales to OEMs and VARs and approximately 24.7% of our revenues from sales through distributors. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2011 was LG Innotek Co., Ltd., which accounted for approximately 17.6% of our revenues. The one distributor that accounted for 10% or more of our revenues in fiscal 2011 was World Peace Industrial Group, or World Peace, which accounted for approximately 13.8% of our revenues. No other OEM, VAR or distributor accounted for 10.0% or more of our fiscal 2011 revenues.

Sales and Marketing

        We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2011, our sales and marketing organization had a total of 185 full-time employees. We also had eleven independent distributors, nine of which are located outside the United States.

        Sales outside of the United States represented approximately 93.3%, 99.4% and 98.3% of our revenues in fiscal 2009, 2010 and 2011, respectively. We expect that sales outside of the United States will continue to account for a very large proportion of our revenues. We use distributors outside the United States principally to facilitate the logistics of the transactions in question and provide credit to end-user customers. These distributors also assume responsibility for collections, product returns and customer support. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our image-sensor solutions.

Research and Development

        We have designed the internal structure of our CMOS CameraChip and CameraCube image sensors in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that we can rapidly modify for use in new product developments. We design circuit improvements so that we can transfer them readily to other CameraChip image sensor products to help reduce total development time and cost for new products. In fiscal 2009, we also introduced the CameraCube imaging devices by integrating our image sensors with wafer-level optics. We developed our wafer-level optical technology with scalability and manufacturability in mind, enabling us to introduce a larger portfolio of CameraCube products in the future. As of April 30, 2011, we had a total of 477 full-time employees engaged in research and development.

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip and CameraCube image sensors. As of April 30, 2011, we have been issued 401 United States patents which expire between May 2011 and June 2029. We have also received 430 foreign patents which expire between September 2011 and December 2027. As of April 30, 2011, we have 261 additional United States patent applications pending, of which 12 have been allowed, and we have 769 foreign patent applications pending, of which seven have been allowed.

        In March 2011, we acquired certain image sensor-related patents and patent applications from Kodak. We are currently in the process of recording the ownership of the purchased patents in our name with the United States Patent and Trademark Office or international equivalents. These patents and patent applications are included in the numbers reported in the paragraph above.

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

Manufacturing

  Wafer Fabrication

        Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing for image sensors to TSMC and PTC. Our image sensor products are currently fabricated using standard line geometries processes at 65 nm, 0.11 µm, 0.13 µm, 0.18 µm and 0.25 µm. In addition, TSMC fabricates our companion DSP and interface chips.

  Color Filter Application

        The majority of our fiscal 2011 image sensor sales were color image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixels in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel. We outsource these manufacturing steps to VisEra.

  Wafer Probe Testing

        Wafers that are designated for chip-on-board, or COB, packaging are tested using a process called wafer probe testing. We outsource wafer probe testing to King Yuan Electronics Co., Ltd. and Tong Hsing Electronic Industries, Ltd., or Tong Hsing, an investee company.

  CameraCube Assembly

        We introduced the CameraCube imaging devices near the end of fiscal 2009. To manufacture the CameraCube imaging devices, it is necessary for us to stack wafer-level optics onto our image sensors. We outsource this manufacturing procedure to VisEra. We recently entered into an agreement with

VisEra to acquire from VisEra its wafer-level lens production operations to enhance our CameraCube production capabilities.

  Packaging

        In the case of chip scale packaged, or CSP, products, after wafer fabrication, color filter application, if required, and micro-lens application, the wafers are packaged and then diced into chips. With the exception of CSP products, the wafers are diced first and then packaged. We design our products to use standard packaging that is widely used for optical image sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. For a portion of our product lines, we rely on Lingsen Precision Industries Co., Ltd. and Tong Hsing for substantially all of our ceramic chip packaging. We rely on XinTec Inc., or XinTec, an investee company, for our CSP products, which are generally designed for the smallest form factor applications. In the case of COB packaging, we rely on Tong Hsing to prepare good die for use in a delivery format referred to as reconstructed wafers. See Note 5—"Long-Term Investments" to our consolidated financial statements for a further description of our relationships with XinTec and Tong Hsing.

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

        We have installed and are currently expanding high-throughput automated final test equipment built to our specifications at our testing facility in Shanghai, China. The final test equipment have automated handling capability, a lighting and lens system, a changeable image source and automated output sorting by functionality. The system is programmable so that testing criteria and methodology can be changed easily to accommodate new products or special testing requirements.

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

Competition

        We operate in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining ASPs and rapid product obsolescence. Our competition comes both from CMOS and CCD image sensor manufacturers:

  •
  CMOS Image Sensor Manufacturers.  Image sensor manufacturers using CMOS technology include a number of well established companies such as Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba.

  •
  CCD Image Sensor Manufacturers.  Image sensor manufacturers using CCD technology include a number of well-established companies, particularly vertically integrated camcorder and high-resolution DSC manufacturers. Our main competition from CCD manufacturers comes from Panasonic, Sharp and Sony.

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

Backlog

        Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2010 and 2011, our backlog was approximately $156.8 million and $259.5 million, respectively. The increase in our backlog reflects, in part, an increase in product demand. Our current backlog is subject to cancellation or changes in delivery schedules, and may not necessarily be an indication of future revenue.

Employees

        As of April 30, 2011, we had a total of 1,465 full-time employees, 388 located in the United States, and 1,077 in China, Finland, Germany, Japan, Singapore, South Korea, Taiwan, Sweden and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any material work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

        For information about revenues and long-lived assets by geographic region/country, see Note 15—"Segment and Geographic Information" in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Executive Officers of the Registrant

        The following persons are our executive officers as of the filing date of this report:

Name	Age	Position
Shaw Hong	73	Chief Executive Officer, President and Director
Anson Chan	42	Vice President of Finance and Chief Financial Officer
Y. Vicky Chou	48	Vice President of Global Management and General Counsel
Ray Cisneros	48	Vice President of Worldwide Sales
Hasan Gadjali	48	Vice President of Marketing and Business Development
John Li	43	Vice President of System Technologies
Henry Yang	46	Vice President of Engineering and Director

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

        Hasan Gadjali has served as our Vice President of Marketing and Business Development since April 2011. From July 2007 to March 2011, Mr. Gadjali served as Vice President of Sales and Business Development at 3DLabs Semiconductor, a subsidiary of Creative Technology Limited, an innovator and supplier of 3D-graphics technology for PCs. Prior to joining 3DLabs Semiconductor, Mr. Gadjali was employed for six years by our company where he held various positions, including Vice President of the Advanced Products Business Unit and Director of Marketing for Advanced Products. Prior to joining our company, Mr. Gadjali held various senior design and technical positions at Winbond Electronics

Corporation, Chromatic Research, Inc., Creative Labs, Inc., a subsidiary of Creative Technology Limited, and Sharp Microelectronics, a subsidiary of Sharp Electronics Corporation. Mr. Gadjali holds a B.S.E.E. degree from the University of California, San Diego and an M.S.E.E. degree with an emphasis on image and video coding technology from San Diego State University.

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

Risks Related to Our Business

  For the majority of our revenues, we depend on a few key customers and, the loss of one or more of our key customers, or their key end user customers, could significantly reduce our revenues.

        A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. These OEMs, VARs and distributors may rely upon one or more key end user customers for a significant portion of their revenue. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or their key end user customers, could result in our failure to achieve anticipated revenue for a particular period. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, or if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, our business and results of operation would be impaired and our stock price could decrease, potentially significantly. Such a delay, cancellation or reduction of purchase orders or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers', including their key end user customers', demand for our products. This has become even more challenging as our customers', including their key end user customers', demand has continued to increase. In fiscal 2010 and 2011, approximately 60.0% and 55.0%, respectively, of our revenues came from sales to our top five customers. In addition, in fiscal 2011, one OEM customer accounted for approximately 17.6% of our revenues, and one distributor customer accounted for approximately 13.8% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end user customers and attract new customers.

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

        Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities, which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image-sensor manufacturers such as Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image-sensor manufacturers such as Panasonic, Sharp and Sony. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can, respond more rapidly than we can to changing market opportunities or more easily meet increased demands for their products. In addition, we compete with a large number of smaller CMOS manufacturers that has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image-sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

        We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the ASPs for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Although we may decrease our research, development and related expenses in the short-term from time-to-time, historically we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

  Sales of our image-sensor products for mobile phones, including smart phones, account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

        Sales to the mobile phone market, including smart phones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 60% and 65% of our revenues in fiscal 2010 and 2011, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during the remainder of fiscal 2012 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 75% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

  •
  development of advanced technologies and capabilities, including our CameraCube, OmniBSI and new OmniBSI-2 technologies;

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

        In addition, we have entered into a foundry manufacturing agreement with PTC pursuant to which we and PTC have agreed to jointly develop certain imaging pixel-related process technology and for PTC to process certain of our CMOS image sensors at PTC's facilities in accordance with the scheduled development approved by both parties.

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

        If our unit sales continue to increase during the remainder of fiscal 2012 as they did in fiscal 2011, the size of the orders we place with our foundries will increase as well. Because our foundries provide services to a number of companies, in the event they receive increased orders from us or one or more of the other companies that they service, they may be unable to provide us with the requested quantity of products, may subordinate our request to the requests of other larger companies or may increase the prices they charge us. Recently, the entire semiconductor industry, including us, has experienced supply constraints. Due to the lack of availability of products, supply constraints have forced companies in the industry to be unable to meet customers' product demands and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. These actions result in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We have faced, and continue to face, these same challenges as we seek to meet our customers' increasing demand for more of our products. If our customers' demand remains at current levels or continues to increase or if for any reason our foundries are unable to provide a sufficient number of products to us on a timely basis and at acceptable yields and cost, we will experience even greater challenges related to supply constraints and may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

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

        We rely on VisEra for the color filter application of our completed wafers and the assembly of our CameraCube imaging devices. In addition, we rely on Advanced Semiconductor Engineering, Inc. and on ImPac Technology Co., Ltd., or ImPac, our former equity investee, for substantially all of our ceramic chip packages. In December 2009, Tong Hsing acquired ImPac and assumed control of its operations. We rely on XinTec, an investee company, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in chip-on-board packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers' ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

        In addition, if competition for color filter application, packaging, capacity or other back-end services increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. These factors may cause unforeseen product shortages or may increase our costs of manufacturing, assembling or testing of our products, which would adversely affect our operating results and cash flows.

  If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

        Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. In addition, external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that existed during fiscal 2009 and fiscal 2010 made it extremely challenging to accurately predict customer demand because demand demonstrated increased volatility. Although customer demand for our products steadily increased during fiscal 2011, there is no guarantee that such demand will continue to increase or remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

  Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

        We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $29.3 million as of April 30, 2011. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record their fair value changes in our Consolidated Statements of Operations, in "Other income (expense), net." The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

        We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

  Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

        Many of the products using our image sensors, such as mobile phones, notebooks, tablets, webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second quarter of fiscal 2010, we believe the historical seasonal cycle to our business has returned. If this seasonal cycle continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent global economic downturn or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

        Our business strategy depends in large part on the continued growth of the various markets into which we sell our image-sensor products, including the markets for mobile phones, notebook, tablets, webcams, digital still and video cameras, commercial and security and surveillance applications, entertainment devices, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been, and may continue to be, adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected, and may continue to negatively affect, our business.

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

        We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2011, our goodwill totaled approximately $1.1 million, our intangible assets totaled approximately $69.9 million and our long-term investments totaled approximately $104.6 million.

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

        As our business changes, ongoing compliance with the provisions of Section 404 of the Sarbanes-Oxley Act and maintenance of effective internal control over financial reporting may require that we hire additional qualified finance and accounting personnel. Because other businesses face similar challenges, there is significant competition for such personnel, and there can be no assurance that we will be able to attract and/or retain suitably qualified employees.

  Corporate governance regulations have increased our compliance costs and could further increase our expenses if changes occur within our business.

        We are subject to corporate governance laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, that impose certain requirements on us and on our officers, directors, attorneys and independent registered public accounting firm. In order to comply with these rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.

  We hold a significant amount of marketable securities which are subject to general market risks over which we have no control.

        As of April 30, 2011, we held cash and cash equivalents totaling $379.4 million, and short-term investments totaling $87.5 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of April 30, 2011, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

  There are risks associated with our operations in China.

        In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products, and relocated our automated image testing equipment from the United States to China. We are currently expanding our testing capabilities with additional automated testing equipment, which will also be located in China. Through our wholly-owned subsidiary, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we have also constructed research facilities in Shanghai. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

  •
  difficulties in staffing and managing foreign operations, particularly in attracting and retaining personnel qualified to design, sell, test and support our products;

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

        In October 2003, together with TSMC, we formed VisEra, a joint venture in Taiwan, for the purposes of providing manufacturing services. Since its formation, TSMC and we have expanded the scope of VisEra's activities through the provision of additional funding.

        In January 2006, VisEra acquired certain color filter application equipment from TSMC and assumed direct responsibility for providing the color filter application services that had previously been provided to us by TSMC. We expect that VisEra will be able to provide us with a committed supply of high quality manufacturing services at competitive prices. However, there are significant legal, governmental and relationship risks to managing the business scope of VisEra, and we cannot ensure that we will continue to receive the expected benefits from the joint venture. For example, VisEra may not be able to provide manufacturing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products. In addition, the existence of VisEra may also make it more difficult for us to secure dependable services from competing merchant vendors who provide similar manufacturing services.

  We may not achieve all of the anticipated benefits of our alliances with, and strategic investments in, third parties.

        We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a company that provides chip scale packaging services, and in June 2003 we made an investment in ImPac, a packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of additional shares of XinTec. In May 2007, we acquired a portion of the registered capital of China WLCSP Limited, or WLCSP, a company that also provides chip scale packaging services. In December 2009, Tong Hsing acquired ImPac in a stock-for-stock exchange and we now hold shares in Tong Hsing.

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

  Changes in our relationships with our joint venture and/or companies in which we hold less than a majority interest could change the way we account for such interests in the future.

        As part of our strategy, we have formed a joint venture with one of our foundry partners, and we hold equity interests in two other companies from which we purchase certain manufacturing services. For the investments that we account for under the equity method, we record as part of income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with our joint venture or other investees could change. Such changes have resulted in the past, and could result in the future, in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

        During fiscal 2010 and fiscal 2011, approximately 48.5% and 24.7%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

        Sales outside of the United States accounted for substantially all of our revenues for fiscal 2010 and 2011. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

  We substantially completed the implementation of a new enterprise resource planning system, a process which presents a number of significant operational risks.

        As our business grows and becomes more complex, it is necessary that we expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business. During the three months ended July 31, 2008, we substantially completed the implementation of a new ERP based on a suite of application software developed by Oracle Corporation. We have made and will continue to make further enhancements and upgrades to the ERP, as necessary. Significant management attention and resources have been used and extensive planning has occurred to support effective implementation of the new ERP system, however, such implementation carries certain risks, including the risk of significant design errors that could materially and adversely affect our operating results and impact our ability to manage our business. As a result, there is a risk that deficiencies may exist in the future and that they could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting.

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

        The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through June 24, 2011, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on June 24, 2011 was $31.07 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices are located in a complex of four buildings in Santa Clara County, California, or the Santa Clara Property, totaling approximately 207,000 square feet which we purchased for an aggregate price of approximately $37.5 million. Please see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity" on page 63 below for a description of the Loan and Security Agreement, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture, and Stock Pledge Agreement that we entered into in connection with the purchase of this property.

        In January 2007, we entered into a Land-Use-Right Purchase Agreement, or the Purchase Agreement, with the Construction and Transportation Commission of the Pudong New District, Shanghai through our wholly-owned subsidiary, OTC. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, we agreed to pay an aggregate amount of approximately $0.6 million, or the Purchase Price, in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. As of April 30, 2011, the construction of a research facility on the land was complete, in accordance with the Purchase Agreement. The Company obtained a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination, or the Construction Loan, to finance the construction. (See Note 8—"Borrowing Arrangements and Related Derivative Instruments".)

        In December 2000, our Chinese subsidiary, OSC, entered into an agreement to lease 447,400 square feet of land in Shanghai, China on which we have built a facility that is currently used for product testing and may possibly be used for other activities in the future. This lease agreement expires in December 2051.

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

        The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to us, and we will bear no financial liability. Our company and the other defendants will receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. Certain objectors filed appeals. A number of those appeals were dismissed. In May 2011, the appellate court issued an order remanding the remaining appeals to the district court for further determinations. If for any reason the settlement does not become effective, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs' claims and intend to defend the action vigorously.

        On October 12, 2007, a purported stockholder of ours filed a complaint against certain of our underwriters for our initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. We are named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants and the motion to dismiss with prejudice, filed by all of the underwriter defendants, which included the suit against us. The plaintiff timely appealed the Court's Order to the United States Court of Appeals for the Ninth Circuit. On December 3, 2010, the Ninth Circuit entered its opinion and order in this matter. The Court affirmed the dismissal of the suits against the 30 moving issuer defendants on the grounds that the demand letters sent to those issuers were inadequate under Delaware law, and converted the dismissals from without prejudice to with prejudice. The Court also reversed the dismissal of the suits against the remaining 24 issuer defendants, including us, but is allowing those issuer defendants, including us, to challenge the adequacy of the demand letters that the plaintiff sent to the issuers before filing suit. On January 24, 2011, the underwriter defendants filed a motion to stay the Ninth Circuit's mandate pending its filing of a petition for a writ of certiorari in the United States Supreme Court. On January 25, 2011, the Ninth Circuit granted the motion and entered an Order staying the mandate for ninety days. On January 26, 2011, plaintiff also filed a motion to join the underwriters' motion to stay the Ninth Circuit's mandate on the grounds that plaintiff also will be filing a petition for a writ of certiorari in the United States

Supreme Court. The petitions for a writ of certiorari have not yet been filed with the United States Supreme Court. No discovery has taken place.

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

        On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 ("Pre-charging a Wide Analog Bus for CMOS Image Sensors"), 6,663,029 ("Video Bus for High Speed Multi-resolution Imagers and Method Thereof") and 7,057,150 ("Solid State Imager with Reduced Number of Transistors per Pixel"). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that our products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity.

        As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. As a result, all of the asserted claims of the asserted patents are held to be invalid by the Court or the U.S. Patent and Trademark Office. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

        On December 6, 2010, Ziptronix, Inc., or Ziptronix, filed a complaint alleging patent infringement against us in the District Court for the Northern District of California. The case is entitled Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525. In its complaint, Ziptronix asserts that we have made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent Nos. 7,387,944 ("Method for Low Temperature Bonding and Bonded Structure"), 7,335,572 ("Method for Low Temperature Bonding and Bonded Structure"), 7,553,744 ("Method for Low Temperature Bonding and Bonded Structure"), 7,037,755 ("Three Dimensional Device Integration Method and Integrated Device"), 6,864,585 ("Three Dimensional Device Integration Method and Integrated Device"), and 7,807,549 ("Method for Low Temperature Bonding and Bonded Structure").

The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against us. We answered the complaint on May 4, 2011 and denied each of Ziptronix's infringement claims against us. We expect to vigorously defend ourselves against Ziptronix's allegations. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

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

	High	Low
Fiscal 2011:
First quarter	$25.50	$16.19
Second quarter	27.13	19.41
Third quarter	32.63	25.83
Fourth quarter	36.19	22.87
Fiscal 2010:
First quarter	$13.46	$8.20
Second quarter	17.48	11.81
Third quarter	15.88	11.70
Fourth quarter	19.42	12.12

        On June 24, 2011, the reported last sale price of our common stock on the NASDAQ Global Market was $31.07 per share. As of June 24, 2011, there were approximately 55 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of June 24, 2011 was approximately 31,000.

Securities Authorized for Issuance under Equity Compensation Plans

        Please see Note 13—"Employee Stock Purchase, Equity Incentive and Stock Option Plans," of the notes to our consolidated financial statements for a discussion of equity awards outstanding and available for grant under our equity compensation plans.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

        The following is a line graph comparing the cumulative total return to stockholders of our common stock at April 30, 2011 since April 30, 2006, to the cumulative total return over such period of (i) The NASDAQ Composite Index and (ii) the S&P Semiconductors Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among OmniVision Technologies, Inc., the NASDAQ Composite Index
and the S&P Semiconductors Index

    *$100 invested on 4/30/06 in stock or index, including reinvestment of dividends. Fiscal years ended April 30.

	4/06	4/07	4/08	4/09	4/10	4/11
OmniVision Technologies, Inc.	100.00	46.54	55.22	32.74	60.44	115.63
NASDAQ Composite	100.00	111.24	107.01	75.98	109.83	129.57
S&P Semiconductors	100.00	98.63	91.26	64.39	96.10	113.03

*
Assumes that $100.00 was invested on April 30, 2006 in our common stock and in the NASDAQ Composite Index and the S&P Semiconductor Index, and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended April 30,
	2011	2010	2009(1)	2008(1)(2)	2007(1)(3)
	(in thousands, except per share data)
Consolidated Statements of Operations data:
Revenues	$956,476	$602,991	$507,316	$799,628	$528,143
Cost of revenues	678,459	457,646	389,434	593,377	372,776

Gross profit	278,017	145,345	117,882	206,251	155,367

Operating expenses:
Research, development and related	88,519	77,311	84,881	79,369	67,570
Selling, general and administrative	62,817	61,549	62,585	62,228	58,674
Amortization of acquired patent portfolio	774	—	—	—	—
Goodwill impairment	—	—	7,541	—	—
Litigation settlement, net of recovery of $13,000	—	—	—	—	3,300

Total operating expenses	152,110	138,860	155,007	141,597	129,544

Income (loss) from operations	125,907	6,485	(37,125)	64,654	25,823
Interest income (expense), net	(1,150)	(774)	2,069	12,128	14,580
Other income (expense), net	3,918	4,575	(3,171)	(691)	(1,285)

Income (loss) before income taxes	128,675	10,286	(38,227)	76,091	39,118
Provision for (benefit from) income taxes	4,225	3,883	(158)	11,049	9,392

Net income (loss)	124,450	6,403	(38,069)	65,042	29,726
Net income (loss) attributable to noncontrolling interest	(32)	(321)	(746)	(33)	5,753

Net income (loss) attributable to OmniVision Technologies, Inc.	$124,482	$6,724	$(37,323)	$65,075	$23,973

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$2.25	$0.13	$(0.74)	$1.20	$0.44

Diluted	$2.11	$0.13	$(0.74)	$1.19	$0.43

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	55,324	51,080	50,523	54,401	54,706

Diluted	59,106	52,689	50,523	54,767	55,234

	April 30,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$379,379	$234,023	$257,808	$217,340	$190,878
Working capital	582,052	433,262	380,303	413,696	357,027
Total assets	1,034,158	797,693	666,931	718,346	688,059
Total current liabilities	148,919	119,940	52,351	86,355	158,685
Long-term income taxes payable	87,526	90,626	81,266	78,031	—
Non-current portion of long-term debt	41,916	45,428	32,867	32,830	27,576
Retained earnings	394,735	270,253	263,529	300,852	240,084
Total OmniVision Technologies, Inc. stockholders' equity(1)	$751,325	$533,582	$488,841	$509,731	$490,456

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

Overview

        We design, develop and market high performance, highly integrated and cost-efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we refer to as CameraChip image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the CMOS fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We have also integrated our image sensors with wafer-level optics, which we refer to as CameraCube imaging devices. Our CameraCube imaging device is a small footprint, total camera solution that we believe will enable the further miniaturization of camera products. We believe that our highly integrated image sensors and imaging devices enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost-effective and more power-efficient than cameras using traditional CCDs.

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

        During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications that suggest certain major economies are returning to positive growth. Our quarterly sales improved throughout fiscal 2011 as compared to fiscal 2010 and fiscal 2009. We believe that demand for our products will continue to remain strong for fiscal 2012. However, it is uncertain whether the current resumption of economic growth will be sustained. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

  Market Environment

        We sell our products worldwide directly to OEMs which include branded customers and contract manufacturers, and VARs and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus we have marketing teams that address the mobile phone market, the notebook and webcam market, the DSC market, the security and surveillance market, the entertainment market, and the automotive and medical markets.

        In the mobile phone market in particular, future revenues depend to a large extent on design wins where, on the basis of an exhaustive evaluation of available products, a particular mobile phone maker determines which image sensor to design into one or more specific models. The time lag between

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

design win and volume shipments varies from as little as three months to as much as 12 months, which could cause an unexpected delay in generating revenues, especially during periods of product transitions. Design wins are also an important driver in the many other markets that we address, and in some cases, such as automotive or medical applications, the time lag between a particular design win and revenue generation can be longer than one year.

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 2.5 billion image sensors, including approximately 680 million in fiscal 2011. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

        We believe that the market opportunity represented by mobile phones remains very large, although the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery. We also believe that, like the DSC market, mobile phone, notebook, tablet and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of an increasing variety of products.

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

        Recently, the entire semiconductor industry, including us, has experienced supply constraints. Due to the lack of availability of products, supply constraints have forced companies in the industry to be unable to meet the product demands of their customers and to take certain actions such as allocating

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

available products among their customers or, in some cases, increasing the prices of their products. This results in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We have faced, and continue to face, these same challenges as we seek to meet our customers' increasing demand for more of our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we deliver to market, we have been able to achieve revenue growth and unit growth. However, if our customers' demand remains at current levels or continues to increase, we will experience even greater challenges related to supply constraints and may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

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

        Our introduction of wafer-level optics to our product offerings is another example of our intention to continue to develop new and innovative technologies. Our CameraCube technology is a three-dimensional, reflowable, total camera solution that combines the full functionality of our image sensors with wafer-level optics in one compact, small-footprint package. We recently entered into an agreement with VisEra to acquire from VisEra its wafer-level lens production operations to enhance our CameraCube production capabilities.

        Our commitment to maintaining our technology leadership is also reflected in our acquisition of a CMOS sensor patent portfolio from Kodak in March 2011. We effectively doubled the size of our patent portfolio. As of April 30, 2011, we have been issued 401 United States patents and 430 foreign patents.

        Leverage Expertise Across Multiple Mass-Market Applications.    We intend to continue to focus on developing our image sensors for multiple mass-market applications. To date we have shipped more than two billion image sensors. As the demand for camera functionality increases in our principal markets and becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain end-markets to expand into emerging mass-market applications for our image sensors. For example, we used the expertise we developed in mobile phone markets to develop image sensors for notebook computers. Other markets and applications we are focusing on include security and surveillance, entertainment devices, and the multiple opportunities in automotive and medical applications.

        Increase Our Market Presence.    We intend to increase our visibility and penetration into new product designs by collaborating with OEMs, VARs and distributors and by entering into partnerships with other companies that offer complementary and supporting technologies. In certain instances we will provide design services to our contract manufacturing partners, enabling them to increase their overall value added through the production of highly tailored end products, which we believe will increase the likelihood that they will recommend the use of our products to branded manufacturers. In addition, we will partner with companies that offer complementary and supporting technologies to integrate our products with theirs for use in the reference designs that they promote to manufacturers. As a result, we believe that we are able to provide our customers with valuable design and marketing references. We also see a developing trend for video-centric applications in the consumer markets. Consequently, we acquired Aurora and its advanced image projection technology, which we believe we can leverage to offer innovative and comprehensive imaging solutions to OEMs as they design their next generation products.

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

  Our Solution

        We specifically design our highly integrated image sensors to be cost-effective and to provide high image quality. By integrating a number of distinct functions onto a single CMOS chip, including image capture, image processing, color processing, signal conversion and output of images for either digital or analog equipment, our image sensors offer camera device manufacturers a number of benefits, including:

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  Capital Resources

        As of April 30, 2011, we held approximately $379.4 million in cash and cash equivalents and approximately $87.5 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of "A" or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

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

  Revenue Recognition

        For shipments to customers without agreements that allow for returns or credits, principally OEMs and VARs, we recognize revenue using the "sell-in" method. Under this method, we recognize revenue when title passes to the customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. We provide for future returns of potentially defective products based on historical experience at the time we recognize revenue. For cash consideration given to customers that is primarily in the form of rebates,

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

and for which we do not receive a separately identifiable benefit or cannot reasonably estimate fair value, we record the amounts as reductions of revenue.

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

  Allowance for Doubtful Accounts

        We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide allowances for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectibility and may require additional allowances, which would negatively impact our operating results. As of April 30, 2011 and 2010, our allowance for doubtful accounts represented approximately 1.2% and 0.9%, respectively, of total accounts receivable.

  Allowance for Sales Returns and Warranties

        Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate our allowance for sales returns, we analyze potential customer-specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net revenues. Because the allowance for sales returns is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with each product's specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance in fiscal 2011 was approximately 0.1% of revenues, and the allowance was approximately 1.6% of total accounts receivable at April 30, 2011.

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

        We may subsequently sell some of these excess and obsolete inventories. Even though we may sell these products at a price that was less than our original cost, sales of these products improve our current period gross margins because the inventory was previously written down.

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

        As of April 30, 2011, the fair value of our financial instruments measured at fair value on a recurring basis included $181.1 million of assets, and $3.9 million of liabilities. Of the $181.1 million of assets, $80.6 million were classified as Level 1, most of which were investments in money market funds. The remaining $100.5 million of investments were classified as Level 2, representing investments in debt securities issued by the U.S. government and its agencies, and other corporate securities. The $3.9 million of liabilities were classified as Level 2, and consisted of interest rate swaps that we entered into in conjunction with a mortgage loan in fiscal 2007 and a term loan in fiscal 2009. The fair value of the interest rate swaps included the effect of our credit risk. We did not classify any financial instruments as Level 3 under the fair value hierarchy.

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

        In addition, the calculation of our tax liabilities involves the assessment of uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Because we are required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This re-evaluation is based on factors including, but not limited to, changes in facts or circumstances, and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an additional charge to the tax provision for the period.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        As of April 30, 2011, we have recorded a valuation allowance of $8.1 million to offset California research and development tax credit carryovers. We believe that it is more likely than not that we will not realize these carryovers. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the period such event occurs. For fiscal 2011, 2010 and 2009, our income tax provision reflected effective tax rates of 3.3%, 37.8% and 0.4%, respectively. These rates are less than the combined U.S. federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate.

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

        Given the uncertainties associated with litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a probable loss or probable range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position or cash flows.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

Results of Operations

        The following table sets forth the results of our operations as a percentage of revenues for the periods indicated. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Year Ended April 30,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.9	75.9	76.8

Gross margin	29.1	24.1	23.2

Operating expenses:
Research, development and related	9.2	12.8	16.7
Selling, general and administrative	6.6	10.2	12.3
Goodwill impairment	—	—	1.5
Amortization of acquired patent portfolio	0.1	—	—

Total operating expenses	15.9	23.0	30.5

Income (loss) from operations	13.2	1.1	(7.3)
Interest income (expense), net	(0.1)	(0.1)	0.4
Other income (expense), net	0.4	0.7	(0.6)

Income (loss) before income taxes	13.5	1.7	(7.5)
Provision for (benefit from) income taxes	0.5	0.6	—

Net income (loss)	13.0	1.1	(7.5)
Net loss attributable to noncontrolling interest	—	—	(0.1)

Net income (loss) attributable to OmniVision Technologies, Inc.	13.0%	1.1%	(7.4)%

Revenues

        We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues increased by 58.6% to $956.5 million in fiscal 2011 from $603.0 million in fiscal 2010. Revenues increased by 18.9% to $603.0 million in fiscal 2010 from $507.3 million in fiscal 2009. The increase in revenues in fiscal 2011 was primarily due to a 43.1% increase in unit sales of our image-sensor products, reflecting a continuing recovery in product demand from the prior year period and improvements in our product mix, which resulted in a 10.9% increase in ASPs.

  Revenues from Sales to OEMs and VARs as Compared to Distributors

        We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was higher in fiscal 2011 than in fiscal 2010 and fiscal 2009. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        The following table shows the percentage of revenues from sales to OEMs and VARs and distributors for the periods indicated :

	Year Ended April 30,
	2011	2010	2009
OEMs and VARs	75.3%	51.5%	58.0%
Distributors	24.7	48.5	42.0

Total	100.0%	100.0%	100.0%

        OEMs and VARs.    The one OEM customer that accounted for 10% or more of our revenues in fiscal 2011 was LG Innotek Co.,  Ltd., which accounted for approximately 17.6% of our revenues. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2010 and 2009 was Foxconn, which accounted for approximately 11.2% and 10.4% of our revenues, respectively. For fiscal 2011, 2010 and 2009, no other OEM or VAR customer accounted for 10% or more of our revenues.

        Distributors.    The one distributor that accounted for 10% or more of our revenues in fiscal 2011, 2010 and 2009 was World Peace, which accounted for approximately 13.8%, 27.0% and 22.4% of our revenues, respectively. For fiscal 2011, 2010 and 2009, no other distributor accounted for 10% or more of our revenues.

  Revenues from Domestic Sales as Compared to Foreign Sales

        The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers, as compared to foreign customers for the periods indicated:

	Year Ended April 30,
	2011	2010	2009
Domestic sales	1.7%	0.6%	6.7%
Foreign sales	98.3	99.4	93.3

Total	100.0%	100.0%	100.0%

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

Gross Profit

  Comparison of Fiscal 2011 and Fiscal 2010

        Our gross margin in fiscal 2011 was 29.1%, an increase from 24.1% for fiscal 2010. The principal contributors to the year-over-year increase in gross margin included: a reduction in production costs resulting from increased efficiencies due to substantial increases in production volume; a 10.9% increase in our ASPs resulting from improvements in product mix and a decline in the write-down of

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

inventories which totaled approximately $18.3 million, as compared to $19.2 million during the prior fiscal year. We recorded approximately $2.0 million in stock-based compensation expense to cost of revenues in fiscal 2011, as compared to $2.7 million in the prior fiscal year.

  Comparison of Fiscal 2010 and Fiscal 2009

        Our gross margin in fiscal 2010 was 24.1%, an increase from 23.2% for fiscal 2009. The principal contributor to the year-over-year increase in gross margin reflected: a decline in the write-down of inventories which totaled approximately $19.2 million, as compared to $22.1 million during the prior fiscal year; an increase in the sales of previously written-down products in fiscal 2010, which totaled $14.6 million, as compared to $9.8 million during the same period in the prior fiscal year; and a reduction in production costs. The year-over-year increase was partially offset by the 15.8% decrease in our ASPs as a result of competitive pricing pressures and, in part, an increase in the proportion of sales represented by bare die, often referred to as chip-on-board, or COB, products, rather than packaged products. We recorded approximately $2.7 million in stock-based compensation expense to cost of revenues in fiscal 2010, as compared to $3.1 million in the prior fiscal year.

Research, Development and Related

        Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for fiscal 2011, 2010 and 2009 were approximately $88.5 million, $77.3 million and $84.9 million, respectively. As a percentage of revenues, research, development and related expenses for fiscal 2011, 2010 and 2009 represented 9.2%, 12.8% and 16.7%, respectively.

  Comparison of Fiscal 2011 and Fiscal 2010

        The increase in research, development and related expenses of approximately $11.2 million, or 14.5%, in fiscal 2011, as compared to fiscal 2010 resulted primarily from: a $8.6 million increase in salary and payroll-related expenses; a $4.9 million increase in non-recurring engineering expenses related to new product development; a $1.6 million increase in legal expenses primarily related to patent registration activities and a $296,000 increase in office and facility expenses. These increases were partially offset by: a $3.8 million decrease in depreciation and amortization expenses and a $0.7 million decrease in stock-based compensation expense. We anticipate that research, development and related expenses will increase for our first quarter of fiscal 2012, reflecting expenses we anticipate incurring as we develop and introduce new products, including those employing our CameraCube, OmniBSI and OmniBSI-2 technologies and as we develop other new imaging technologies.

  Comparison of Fiscal 2010 and Fiscal 2009

        The decrease in research, development and related expenses of approximately $7.6 million, or 8.9%, in fiscal 2010, as compared to fiscal 2009 resulted primarily from a $2.0 million decrease in non-recurring engineering expenses related to new product development, a $1.9 million decrease in

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

office and facility expenses, a $1.8 million decrease in stock-based compensation expense and a $1.7 million decrease in legal expenses primarily related to patent registration activities.

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives and insurance and legal expenses. Selling, general and administrative expenses for fiscal 2011, 2010 and 2009 were approximately $62.8 million, $61.5 million and $62.6 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2011, 2010 and 2009 represented 6.6%, 10.2% and 12.3%, respectively.

  Comparison of Fiscal 2011 and Fiscal 2010

        The increase in selling, general and administrative expenses of approximately $1.3 million, or 2.1%, for fiscal 2011 from fiscal 2010 resulted primarily from: a $3.1 million increase in fees for outside services primarily due to one-time transaction costs incurred in association with the Kodak patent purchase; a $2.2 million increase in salary and payroll-related expenses; a $0.7 million increase in office and facility expenses; a $414,000 increase in travel-related expenses; a $409,000 increase in bad debt expense and a $161,000 increase in marketing expenses. These increases were partially offset by: a $2.2 million decrease in stock-based compensation expense; a $1.6 million decrease in legal expenses related to patent defense; a $1.4 million decrease in commission expenses paid primarily to distributors and sales representatives and a $449,000 decrease in other tax expenses. We anticipate that our selling, general and administrative expenses will decrease for the first quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, in the absence of the one-time transaction costs noted above.

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

Goodwill Impairment

        During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in our market capitalization and the global economic downturn, we concluded that there were sufficient factual circumstances for interim impairment analyses. By comparing the fair value to net assets other than goodwill, we recorded a non-cash goodwill impairment charge of $7.5 million, or 1.5% of revenues, which we included in Goodwill impairment for fiscal 2009. There was no similar goodwill impairment charge in fiscal 2011 and 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

Amortization of Acquired Patent Portfolio

        In March 2011, we purchased certain sensor-related patents and patent applications from Kodak in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $0.8 million for fiscal 2011. We did not incur any comparable charges in fiscal 2010 or 2009.

Interest Income (Expense), Net

        We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage, a construction loan and term loans. Interest income (expense), net, for fiscal 2011, 2010 and 2009 was approximately $(1.2 million), $(0.8 million) and $2.1 million, respectively. Between fiscal 2010 and 2011, the $376,000 decline in interest income (expense), net, resulted from a $420,000 increase in interest expense primarily associated with long-term borrowings in fiscal 2011, partially offset by a $44,000 increase in interest income, as compared to the prior year. The increase in interest income was the result of higher balances in interest-bearing accounts than in the prior year. Between fiscal 2009 and 2010, the $2.8 million decline in interest income (expense), net, resulted from a $2.5 million reduction in interest income and a $300,000 increase in interest expense primarily associated with long-term borrowings in fiscal 2010 as compared to the prior year. The decline in interest income was the result of lower interest rates on interest-bearing accounts than in the prior year.

Other Income (Expense), Net

        Our portion of the income recorded under the equity method of accounting is included in Other income (expense), net. (See Note 5—"Long-term Investments" of the Notes to our consolidated financial statements.) Other income (expense), net, for fiscal 2011 totaled $3.9 million, as compared to $4.6 million and $(3.2 million) in fiscal 2010 and 2009, respectively. Other income (expense), net, for fiscal 2011 included a $3.1 million gain that represented our portion of the net income recorded by WLCSP; a $1.6 million gain that represented the difference between the fair value of our ownership interest in SOI and the carrying value of SOI's net assets and noncontrolling interest before the deconsolidation, partially offset by a $0.7 million loss on foreign exchange, a $242,000 loss on the interest rate swap agreements related to the mortgage on the Santa Clara Property; a $241,000 loss that represented our portion of the net loss recorded by SOI and a $72,000 loss on the sale of SOI. In the three months ended January 31, 2011, we sold our remaining 43.7% interest in SOI. Consequently, as of April 30, 2011, we had no continuing interest in SOI.

        Other income (expense), net, for fiscal 2010 included a $2.2 million gain that represented the difference between 996,250 shares of common stock of Tong Hsing, that we received in connection with Tong Hsing's acquisition of ImPac and the carrying value of our investment in ImPac, a $2.0 million gain that represented our portion of the net income recorded by WLCSP and a $0.8 million gain on the interest rate swap agreements related to the mortgage on the Santa Clara Property, and a $0.8 million loss that represented our portion of the net loss recorded by ImPac, prior to its acquisition by Tong Hsing.

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

Provision for Income Taxes

        We generated approximately $128.7 million and $10.3 million in income before income taxes for fiscal 2011 and 2010, respectively, and approximately $38.2 million in loss before income taxes for fiscal 2009. We recorded a provision for income taxes of approximately $4.2 million and $3.9 million for fiscal 2011 and 2010, respectively, and a benefit from income taxes of approximately $0.2 million for fiscal 2009. For fiscal 2011, 2010 and 2009, our effective tax rates were 3.3%, 37.8% and 0.4%, respectively. These rates were less than the combined U.S. federal and state statutory rate of approximately 40.0% because we earn a portion of our income in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rates. We expect that our consolidated effective tax rate in fiscal 2012 will continue to be less than the combined U.S. federal and state statutory rates. The extent of the difference is principally contingent upon the amount of non-deductible stock based compensation expenses and the proportion and geographic mix of our total pre-tax income. See Note 9—"Income Taxes" of the Notes to our consolidated financial statements for the reconciliation of how our provision for (benefit from) income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to income (loss) before income taxes.

Net Loss Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest for fiscal 2011 was $32,000, which represented the 56.3% ownership interest in SOI that we did not own in the net loss of SOI, as recorded by SOI from the beginning of our fiscal year through May 2010. We deconsolidated the entity in June 2010. (See Note 5—"Long-term Investments" to our consolidated financial statements.) Net loss attributable to noncontrolling interest for fiscal 2010 and 2009 was $321,000 and $0.7 million, respectively. The net loss attributable to noncontrolling interest for fiscal 2010 and 2009 represents the respective 56.2% and 56.1% interest that we did not own in the net loss of SOI.

Liquidity and Capital Resources

        Our principal sources of liquidity at April 30, 2011 consisted of cash, cash equivalents and short-term investments of $466.9 million.

  Liquidity

        Our working capital increased by $148.8 million to $582.1 million as of April 30, 2011, as compared to $433.3 million as of April 30, 2010. Our working capital increased as a result of: a $145.4 million increase in cash and cash equivalents primarily due to operating cash flows; a $68.3 million increase in accounts receivable, net, resulting from a revenue increase of $353.5 million for fiscal 2011 from fiscal 2010; and a $2.9 million increase in prepaid and deferred income taxes. These increases in working capital were partially offset by: a $27.1 million decrease in inventories due to fiscal 2011 revenue growth; a $17.0 million increase in accounts payable resulting from an increase in production activities; a $12.1 million decrease in short-term investments; a $6.0 million increase in accrued expenses and other current liabilities, and a $5.9 million increase in deferred revenues, less cost of revenues.

        Cash balances are held throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of April 30, 2011, the principal amounts outstanding under the Mortgage Loan and Term Loan were $25.3 million and $4.0 million, respectively. At April 30, 2011, the variable interest rates under the Mortgage Loan and the Term Loan were 1.1% and 1.5%, respectively. See Note 8—"Borrowing Arrangements and Related Derivative Instruments" of the Notes to our consolidated financial statements.

        In order to secure the obligations, we also entered into a Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture for the benefit of the domestic bank and a Stock Pledge Agreement between us and the domestic bank.

        The Loan and Security Agreement requires us to comply with certain affirmative covenants including, but not limited to, meeting certain minimum financial standards, as well as certain negative covenants limiting our ability to take certain actions without the prior written consent of the domestic bank including, but not limited to, selling or leasing the Santa Clara Property or merging or consolidating with another entity. In addition, the Loan and Security Agreement provides that upon the occurrence of certain events of default our obligations under the Loan and Security Agreement may become immediately due and payable, or the domestic bank may cease making additional advances under the Term Loan or otherwise extending credit to us under the Loan and Security Agreement. As of April 30, 2011, we were in compliance with the financial covenants of the Loan and Security agreement.

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

        In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China. The agreement provides for a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010 and do not expect to draw down any further amount from the Construction Loan. As of April 30, 2011, the principal amount outstanding under the Construction Loan was $16.9 million at an interest rate of 5.3%.

  Cash Flows from Operating Activities

        For fiscal 2011, net cash provided by operating activities totaled approximately $137.3 million, as compared to $48.3 million for fiscal 2010. The principal components of the current year amount were: net income of approximately $124.5 million for fiscal 2011; adjustments for non-cash charges of $20.6 million in depreciation and amortization, $19.8 million in stock-based compensation and $18.3 million in write-down of inventories; a $18.7 million increase in accounts payable; a $5.9 million

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

increase in deferred revenues, less cost of revenues; a $5.6 million decrease in inventories; a $5.6 million decrease in prepaid and deferred income taxes; and a $3.2 million decrease in prepaid expenses and other assets. These increases were partially offset by: a $68.4 million increase in accounts receivable, net; $13.2 million in gains on equity investments; a $2.7 million decrease in income taxes payable and a $1.0 million decrease in deferred tax liabilities. The $68.4 million increase in accounts receivable, net, reflects the increased level of revenues during the fourth quarter of fiscal 2011, as reflected in days of sales outstanding which increased to 49 days as of April 30, 2011 from 42 days as of April 30, 2010. The $5.6 million decrease in inventories resulted from an increase in sales activity during fiscal 2011. The decrease in inventories relative to fourth quarter revenues resulted in an increase in annualized inventory turns to 6.7 as of April 30, 2011 from 3.5 as of April 30, 2010. The $18.7 million increase in accounts payable reflected the increase in cost of sales associated with the substantial increase in sales activity.

        For fiscal 2010, net cash provided by operating activities totaled approximately $48.3 million, as compared to $45.2 million for fiscal 2009. The principal components of the current year amount were: net income of approximately $6.4 million for fiscal 2010; adjustments for non-cash charges of $23.5 million in stock-based compensation, $22.7 million in depreciation and amortization, $19.2 million in write-down of inventories, $7.0 million in gains on equity investments and $0.8 million in gains on interest rate swaps; a $51.9 million increase in accounts payable; a $7.4 million increase in income taxes payable; a $3.5 million increase in deferred revenues, less cost of revenues; and a $2.4 million increase in accrued expenses and other current liabilities. These increases were partially offset by: a $30.3 million increase in accounts receivable, net; a $45.2 million increase in inventories; a $2.7 million increase in prepaid and deferred income taxes and a $2.6 million decrease in deferred tax liabilities. The $30.3 million increase in accounts receivable, net, reflects the increased level of revenues during fiscal 2010, partially offset by faster collection, as reflected in days of sales outstanding which declined to 42 days as of April 30, 2010 from 44 days as of April 30, 2009. The $45.2 million increase in inventories resulted from the need to support an anticipated increase in sales activity during fiscal 2011. The increase in inventories relative to fourth quarter revenues resulted in an increase in annualized inventory turns to 3.5 as of April 30, 2010 from 2.8 as of April 30, 2009. The $51.9 million increase in accounts payable resulted from the increase in inventory purchases required to support the anticipated rise in future sales activity. The $3.5 million increase in deferred revenues, less cost of revenues, was due to an increase in sales to distributors during fiscal 2010.

  Cash Flows from Investing Activities

        For fiscal 2011, our cash used in investing activities totaled $64.7 million, as compared to cash used in investing activities of approximately $101.5 million for fiscal 2010, due primarily to: $63.5 million in purchases of intangible and other assets principally associated with the purchase of intellectual property from Kodak and $10.3 million in purchases of property, plant and equipment, partially offset by $8.4 million in net sales or maturities of short-term investments.

        For fiscal 2010, our cash used in investing activities totaled $101.5 million, as compared to cash provided by investing activities of approximately $1.1 million for fiscal 2009, due primarily to: $82.9 million in net purchases of short-term investments, $13.5 million in purchases of property, plant and equipment and $5.1 million in a long-term investment in Aurora.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  Cash Flows from Financing Activities

        For fiscal 2011, net cash provided by financing activities totaled approximately $72.0 million, as compared to $29.3 million during fiscal 2010. This increase was due primarily to: $76.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, partially offset by $4.3 million in payments of long-term borrowings.

        For fiscal 2010, net cash provided by financing activities totaled approximately $29.3 million, as compared to net cash used in financing activities of approximately $5.7 million during fiscal 2009. This change was due primarily to: $15.9 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, and $13.3 million in net proceeds from long-term borrowings.

  Capital Commitments and Resources

        During the three months ended October 31, 2008, we formed Shanghai OmniVision Semiconductor Technology Co. Ltd, or OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of April 30, 2011, we had contributed $1.5 million, as required under the terms of our $10.0 million capital commitment. We are required to contribute the remaining $8.5 million by October 2011, which represents a one-year extension from the original due date of October 2010.

        During the three months ended April 30, 2011, we formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., or OOC, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities for CameraCube production. We contributed $3.8 million of the committed $25.0 million registered capital in June 2011. In addition, we are required to contribute the remaining $21.2 million by April 2013. See Note 16—"Commitments and Contingencies" to our consolidated financial statements.

        We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next 12 months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $70.0 million over approximately the next 12 months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

        Our ability to generate cash from operations is subject to substantial risks described above under the caption Part I Item 1A. "Risk Factors." We encourage you to review these risks carefully.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of April 30, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$8,069	$4,343	$3,661	$65	$—
Debt obligations(1)	46,239	4,323	6,724	10,340	24,852
Purchase obligations(2)	246,666	246,666	—	—	—

Total contractual obligations	300,974	255,332	10,385	10,405	24,852

Other Commercial Commitments:
OST(3)	8,500	8,500	—	—	—
OOC(4)	25,000	3,750	21,250	—	—

Total commercial commitments	33,500	12,250	21,250	—	—

Total contractual obligations and commercial commitments	$334,474	$267,582	$31,635	$10,405	$24,852

(1)
In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of April 30, 2011, we borrowed approximately $17.7 million under the Construction Loan. See Note 8—"Borrowing Arrangements and Related Derivative Instruments" to our consolidated financial statements.

(2)
Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)
During the three months ended October 31, 2008, we formed OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. We contributed $1.5 million in January 2009, as required under the terms of our capital commitment. We are required to contribute the remaining $8.5 million of a $10.0 million commitment by October 16, 2011, which represents a one-year extension from the original due date of October 16, 2010. See Note 16—"Commitments and Contingencies" to our consolidated financial statements.

(4)
During the three months ended April 30, 2011, we formed OOC, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities. We contributed $3.8 million of the committed $25.0 million registered capital in June 2011. In addition, we are required to contribute the remaining $21.2 million by April 2013. See Note 16—"Commitments and Contingencies" to our consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        As of April 30, 2011, the long-term income taxes payable, including estimated interest and penalties, was $87.5 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of April 30, 2011 presented above.

Off-Balance Sheet Arrangements

        We did not have any material off-balance sheet arrangements during the periods covered by this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        In October 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management's best estimate of a standalone selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and we are required to adopt this guidance in our first quarter of fiscal 2012. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

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

        In December 2010, the FASB issued additional guidance for entities with reporting units that have carrying amounts equal to zero or are negative. These entities are required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If it is determined that it is more likely than not that the goodwill of one or more of its reporting units is impaired, then Step 2 of the goodwill impairment test for those reporting unit(s) should be performed. The effective date for this guidance is for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

        In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between accounting principles generally accepted in the United States of America ("GAAP") and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for us prospectively beginning in the first quarter of fiscal 2012. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Exchange Risk

        We sell our products globally, in particular to OEMs, VARs and distributors in China, Japan, Korea and Taiwan.

        The great majority of our transactions with our customers and vendors are denominated in U.S. dollars. The expenses we incur in currencies other than U.S. dollars affect gross profit, research, development and related expenses, selling, general and administrative expenses and income taxes, and are primarily incurred in China, where the Chinese Yuan, or CNY, is the local currency and in Taiwan, where the New Taiwan dollar is the local currency.

        As of April 30, 2011, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in "Other income (expense), net" for the periods presented. The amounts of transaction gains and losses for fiscal 2011, 2010 and 2009 were not material.

        Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY and provides for a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination. As of April 30, 2011, the principal amount outstanding under the Construction Loan was $16.9 million. As of April 30, 2011, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement losses. As of April 30, 2011, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement gains.

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

        Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

effect of a sudden change in market interest rates. We do not believe that the recent instability in global financial markets has significantly affected the value of our cash and short-term investments.

        During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of "Other income (expense), net," a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for fiscal 2011.

        As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.3% at April 30, 2011. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2011, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for fiscal 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2011 and April 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 29, 2011

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$379,379	$234,023
Short-term investments	87,505	99,555
Accounts receivable, net of allowances for doubtful accounts and sales returns	142,606	74,261
Inventories	106,873	133,993
Prepaid and deferred income taxes	4,937	1,990
Prepaid expenses and other current assets	9,671	9,380

Total current assets	730,971	553,202
Property, plant and equipment, net	115,446	121,547
Long-term investments	104,616	92,121
Goodwill	1,122	439
Intangibles, net	69,892	4,891
Other long-term assets	12,111	25,493

Total assets	$1,034,158	$797,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102,519	$85,487
Accrued expenses and other current liabilities	25,483	19,506
Deferred revenues, less cost of revenues	16,594	10,661
Current portion of long-term debt	4,323	4,286

Total current liabilities	148,919	119,940

Long-term liabilities:
Long-term income taxes payable	87,526	90,626
Non-current portion of long-term debt	41,916	45,428
Other long-term liabilities	4,472	4,727

Total long-term liabilities	133,914	140,781

Total liabilities	282,833	260,721

Commitments and contingencies (Note 16)
Equity:
OmniVision Technologies, Inc. stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 70,515,450 shares issued and 57,974,450 outstanding at April 30, 2011 and 64,615,897 shares issued and 52,074,897 outstanding at April 30, 2010, respectively	71	65
Additional paid-in capital	533,776	441,077
Accumulated other comprehensive income	1,426	870
Treasury stock, 12,541,000 at April 30, 2011 and 2010, respectively	(178,683)	(178,683)
Retained earnings	394,735	270,253

Total OmniVision Technologies, Inc. stockholders' equity	751,325	533,582
Noncontrolling interest	—	3,390

Total equity	751,325	536,972

Total liabilities and equity	$1,034,158	$797,693

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended April 30,
	2011	2010	2009
Revenues	$956,476	$602,991	$507,316
Cost of revenues	678,459	457,646	389,434

Gross profit	278,017	145,345	117,882

Operating expenses:
Research, development and related	88,519	77,311	84,881
Selling, general and administrative	62,817	61,549	62,585
Amortization of acquired patent portfolio	774	—	—
Goodwill impairment	—	—	7,541

Total operating expenses	152,110	138,860	155,007

Income (loss) from operations	125,907	6,485	(37,125)
Interest income (expense), net	(1,150)	(774)	2,069
Other income (expense), net	3,918	4,575	(3,171)

Income (loss) before income taxes	128,675	10,286	(38,227)
Provision for (benefit from) income taxes	4,225	3,883	(158)

Net income (loss)	124,450	6,403	(38,069)
Net loss attributable to noncontrolling interest	(32)	(321)	(746)

Net income (loss) attributable to OmniVision Technologies, Inc.	$124,482	$6,724	$(37,323)

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$2.25	$0.13	$(0.74)

Diluted	$2.11	$0.13	$(0.74)

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	55,324	51,080	50,523

Diluted	59,106	52,689	50,523

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock						Total OmniVision Technologies, Inc. Stockholders' Equity
				Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Treasury Stock	Retained Earnings		Noncontrolling Interest		Comprehensive Income (Loss)
	Shares	Amount							Total
Balance at May 1, 2008	51,046,369	$62	$373,024	$1,561	$(165,768)	$300,852	$509,731	$4,444	$514,175	$61,462
Exercise of common stock options	72,348	—	340	—	—	—	340	—	340
Employee stock purchase plan	508,067	1	4,125	—	—	—	4,126	—	4,126
Purchases of stock for treasury	(1,577,500)	—	—	—	(12,915)	—	(12,915)	—	(12,915)
Employee stock-based compensation.	—	—	26,287	—	—	—	26,287	—	26,287
Write-off of employee stock-based compensation related deferred tax assets	—	—	(617)	—	—	—	(617)	—	(617)
Affiliate cash dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(201)	(201)
Translation losses	—	—	—	(730)	—	—	(730)	—	(730)	$(730)
Unrealized losses on available-for-sale securities, net	—	—	—	(58)	—	—	(58)	—	(58)	(58)
Net loss	—	—	—	—	—	(37,323)	(37,323)	(746)	(38,069)	(37,323)

Balance at April 30, 2009	50,049,284	63	403,159	773	(178,683)	263,529	488,841	3,497	492,338	$(38,111)

Exercise of common stock options	1,128,065	2	11,247	—	—	—	11,249	—	11,249
Employee stock purchase plan	897,548	—	4,630	—	—	—	4,630	—	4,630
Employee stock-based compensation.	—	—	23,467	—	—	—	23,467	—	23,467
Write-off of employee stock-based compensation related deferred tax assets	—	—	(1,426)	—	—	—	(1,426)	—	(1,426)
Cash contribution by noncontrolling interest	—	—	—	—	—	—	—	34	34
Translation gains	—	—	—	176	—	—	176	180	356	$176
Unrealized losses on available-for-sale securities, net	—	—	—	(79)	—	—	(79)	—	(79)	(79)
Net income (loss)	—	—	—	—	—	6,724	6,724	(321)	6,403	6,724

Balance at April 30, 2010	52,074,897	65	441,077	870	(178,683)	270,253	533,582	3,390	536,972	$6,821

Exercise of common stock options	5,396,391	5	70,811	—	—	—	70,816	—	70,816
Employee stock purchase plan	503,162	1	5,372	—	—	—	5,373	—	5,373
Withholding tax deduction on restricted stock units	—	—	(2,268)	—	—	—	(2,268)	—	(2,268)
Employee stock-based compensation.	—	—	19,846	—	—	—	19,846	—	19,846
Tax benefits from stock deduction	—	—	609	—	—	—	609	—	609
Write-off of employee stock-based compensation related deferred tax assets	—	—	(1,671)	—	—	—	(1,671)	—	(1,671)
Translation losses	—	—	—	(62)	—	—	(62)	(70)	(132)	$(62)
Unrealized gains on available-for-sale securities, net	—	—	—	618	—	—	618	—	618	618
Net income (loss)	—	—	—	—	—	124,482	124,482	(32)	124,450	124,482
Deconsolidation of SOI	—	—	—	—	—	—	—	(3,288)	(3,288)	—

Balance at April 30, 2011	57,974,450	$71	$533,776	$1,426	$(178,683)	$394,735	$751,325	$—	$751,325	$125,038

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$124,450	$6,403	$(38,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,564	22,711	19,053
Change in fair value of interest rate swap	242	(776)	2,234
Stock-based compensation	19,846	23,467	26,287
Tax effect from stock-based compensation	609	—	—
(Gain) loss on equity investments, net	(13,186)	(7,016)	382
Write-down of inventories	18,250	19,249	22,085
Excess tax benefits from stock-based compensation	(100)	—	—
Loss on disposal of property, plant and equipment	26	111	550
Goodwill impairment	—	—	7,541
Changes in assets and liabilities:
Accounts receivable, net	(68,435)	(30,258)	61,350
Inventories	5,578	(45,194)	(10,573)
Prepaid and deferred income taxes	5,611	(2,658)	(3,396)
Prepaid expenses and other assets	3,203	(274)	341
Accounts payable	18,682	51,903	(36,662)
Accrued expenses and other current liabilities	(151)	2,397	(5,086)
Income taxes payable	(2,718)	7,357	1,304
Deferred revenues, less cost of revenues	5,863	3,476	(1,054)
Deferred tax liabilities	(1,040)	(2,599)	(1,049)

Net cash provided by operating activities	137,294	48,299	45,238

Cash flows from investing activities:
Purchases of short-term investments	(161,886)	(135,004)	(59,210)
Proceeds from sales or maturities of short-term investments	170,247	52,149	93,876
Purchases of property, plant and equipment, net of sales	(10,313)	(13,516)	(32,227)
Purchases of long-term investments	(282)	—	(1,376)
Purchase of intangible and other assets	(63,500)	—	—
Proceeds from sale of SOI	3,844	—	—
Deconsolidation of SOI	(2,816)	—	—
Payment for the acquisition of Aurora, net of cash acquired	—	(5,109)	—

Net cash provided by (used in) investing activities	(64,706)	(101,480)	1,063

Cash flows from financing activities:
Proceeds from long-term borrowings	—	16,847	6,000
Repayment of long-term borrowings	(4,303)	(3,555)	(2,926)
Payment of capital lease obligations	—	—	(133)
Cash contribution by noncontrolling interest	—	34	—
Affiliate cash dividend paid to noncontrolling interest	—	—	(201)
Proceeds from exercise of stock options and employee stock purchase plan	76,189	15,936	4,466
Excess tax benefits from stock-based compensation	100	—	—
Payments for repurchases of common stock	—	—	(12,915)

Net cash provided by (used in) financing activities	71,986	29,262	(5,709)

Effect of exchange rate changes on cash and cash equivalents	782	134	(124)

Net increase (decrease) in cash and cash equivalents	145,356	(23,785)	40,468
Cash and cash equivalents at beginning of period	234,023	257,808	217,340

Cash and cash equivalents at end of period	$379,379	$234,023	$257,808

Supplemental cash flow information:
Taxes paid, net	$1,411	$3,307	$3,096

Interest paid, net of amount capitalized	$2,834	$2,119	$1,832

Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$2,550	$4,739	$7,728

Capitalized interest and other costs	$—	$103	$183

Write-off of employee stock-based compensation-related deferred tax assets	$1,671	$1,426	$617

Purchase of intangible assets included in accrued expenses and other current liabilities	$6,500	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2011, 2010 and 2009

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

        The results of operations for the fiscal year ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012 or any other future period.

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

  Foreign Currency Translation

        Certain of the Company's subsidiaries have functional currencies other than the U.S. dollar and the assets and liabilities of the subsidiaries are translated into U.S. dollars at the rates of exchange prevailing on the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average rate of exchange for the period. Unrealized gains and losses from foreign currency translation are included in "Accumulated other comprehensive income," a component of stockholders' equity. For subsidiaries with the U.S. dollar as the functional currency, and with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets and liabilities are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains or losses are included in "Other income (expense), net." For fiscal 2011 and 2010, the Company recorded remeasurement gains of $1.4 million and $289,000, respectively, in "Other income (expense), net." For fiscal 2009, the Company recorded remeasurement losses of $0.9 million in "Other income (expense), net."

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies—(Continued)

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of certificates of deposit and money market funds. (See Note 4.)

        The Company maintains the majority of its cash and cash equivalent balances with major financial institutions in the United States, Cayman Islands and Hong Kong. These balances are subject to a concentration of credit risk and only a small proportion of these balances are covered by Federal Deposit Insurance Corporation ("FDIC") insurance. The Company places its cash investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines.

  Short-Term Investments

        The Company's short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and U.S. government debt and agencies securities with a final maturity of eighteen months or less from the date of purchase.

        Short-term investments are reported at fair value at April 30, 2011 and 2010. Unrealized gains or losses are recorded in stockholders' equity and included in "Accumulated other comprehensive income." Short-term investments with declines in value which are judged to be other than temporary, of which there were none in the periods presented, would be written down to their fair values, at the time such judgment is made.

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

For the Years Ended April 30, 2011, 2010 and 2009

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

        Related to the mortgage debt, the Company has also entered into two interest rate swap arrangements. For such derivative instruments, the Company recognizes them at the reporting date as either an asset or liability in its Consolidated Balance Sheets measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the associated hedging designation. The Company has designated the swaps as economic hedges and records the changes in fair value in "Other income (expense), net." (See Note 8.)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies—(Continued)

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

  Goodwill

        The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded. During the second quarter of fiscal 2009, based on a combination of factors, including the significant decline in the Company's market capitalization and the global economic downturn then, the Company concluded that there were sufficient factual circumstances for interim impairment analyses. Based on the analyses, the Company wrote off the carrying value of goodwill and recorded an impairment charge of $7.5 million, which was included in "Goodwill impairment" for fiscal 2009. (See Note 7.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

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

  Revenue Recognition

        For shipments to customers without agreements that allow for returns or credits, principally original equipment manufacturers ("OEMs") and value added resellers ("VARs"), the Company recognizes revenue using the "sell-in" method. Under this method, the Company recognizes revenue upon the shipment of products to the customer provided that the Company has received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. At the time revenue is recognized, the Company provides for future returns of potentially defective product based on historical experience. For cash consideration given to customers, that is primarily in the form of rebates and for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, the Company records the amounts as reductions of revenue.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies—(Continued)

distributors are shown net on the Consolidated Balance Sheets as "Deferred revenues, less cost of revenues."

  Research, Development and Related

        The Company recognizes the costs associated with the internal development of intellectual property rights as expense when incurred. Also included in "Research, Development and Related" are expenses associated with patent, copyright, trademark and trade secrets. The Company recorded the following research and development expenses for the periods presented (in thousands):

	Year Ended April 30,
	2011	2010	2009
Research and development expenses	$85,739	$76,103	$81,965

  Amortization of Acquired Patent Portfolio

        The Company recognizes amortization charge associated with the patent portfolio acquired from Eastman Kodak Company ("Kodak") as "Amortization of acquired patent portfolio." (See Note 7.)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies—(Continued)

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

  Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for fiscal 2011 was $125.0 million and included net income, net unrealized gains from available-for-sale securities and translation losses from foreign subsidiaries. Comprehensive income for fiscal 2010 was $6.8 million and included net income, net unrealized losses from available-for-sale securities and translation gains from foreign subsidiaries. Comprehensive loss for fiscal 2009 was $38.1 million and included net loss, the impact of the initial adoption of uncertain tax position accounting standard on retained earnings, net unrealized loss on available-for-sale securities and foreign currency translation losses from foreign subsidiaries.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies—(Continued)

stock consists of incremental common shares issuable upon the exercise of stock options, purchases via employee stock purchase plans, and vesting of restricted stock units.

  Noncontrolling Interest

        Noncontrolling interest in the Company's consolidated financial statements results from the accounting for the ownership interests in Silicon Optronics, Inc. ("SOI") held by parties other than the Company. In fiscal 2011, 2010 and 2009, the Company recorded approximately $32,000, $321,000 and $0.7 million, respectively, as net loss attributable to noncontrolling interest, representing a respective 56.3%, 56.2% and 56.1% interest that the Company did not own in the net loss of SOI. In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million. Consequently, as of April 30, 2011, the Company had no continuing investment in SOI. (See Note 5.)

  Recent Accounting Pronouncements

        In October 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management's best estimate of a standalone selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

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

        In December 2010, the FASB issued additional guidance for entities with reporting units that have carrying amounts equal to zero or are negative. These entities are required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If it is determined that it is more likely than not that the goodwill of one or more of its reporting units is impaired, then Step 2 of the goodwill impairment test for those reporting unit(s) should be performed. The effective date for this guidance is for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

        In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The guidance changes certain

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies—(Continued)

fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for the Company prospectively beginning in the first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

Note 3—Short-Term Investments

        Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of April 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,500	$3	$—	$1,503
U.S. government debt securities with maturities less than one year	61,862	11	(7)	61,866
U.S. government debt securities with maturities over one year	718	1	—	719
Commercial paper and bond funds	23,412	10	(5)	23,417

	$87,492	$25	$(12)	$87,505

Contractual maturity dates, less than one year				$82,721
Contractual maturity dates, one year to two years				4,784

				$87,505

	As of April 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,285	$—	$—	$2,285
U.S. government debt securities with maturities less than one year	77,128	12	—	77,140
U.S. government debt securities with maturities over one year	8,145	5	—	8,150
Commercial paper and bond funds	11,999		(19)	11,980

	$99,557	$17	$(19)	$99,555

Contractual maturity dates, less than one year				$91,405
Contractual maturity dates, one year to two years				8,150

				$99,555

        The Company sold available-for-sale investments, primarily marketable debt instruments, for proceeds of approximately $45.5 million, zero and zero in fiscal 2011, 2010 and 2009, respectively. The Company employs the specific-identification method in the determination of any applicable gain or loss on the sale of the investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 4—Supplemental Balance Sheet Account Information (in thousands)

	April 30,
	2011	2010
Cash and cash equivalents:
Cash	$272,481	$183,393
Money market funds, certificates of deposit and U.S. government bonds	106,898	50,630

	$379,379	$234,023

Accounts receivable, net:
Accounts receivable	$146,745	$75,908
Less: Allowance for doubtful accounts	(1,834)	(711)
Allowance for sales returns	(2,305)	(936)

	$142,606	$74,261

Inventories:
Work in progress	$62,393	$76,845
Finished goods	44,480	57,148

	$106,873	$133,993

Prepaid expenses and other current assets:
Prepaid expenses	$4,102	$6,398
Deposits and other	4,699	2,686
Interest receivable	870	296

	$9,671	$9,380

Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings and land use right	58,781	37,877
Buildings/leasehold improvements	21,902	19,148
Machinery and equipment	68,710	64,894
Furniture and fixtures	4,817	4,810
Software	6,387	5,873
Construction in progress	4,932	23,419

	178,529	169,021
Less: Accumulated depreciation and amortization	(63,083)	(47,474)

	$115,446	$121,547

Other long-term assets:
Deferred income tax assets—non-current	$9,879	$20,440
Prepaid wafer credits	—	2,826
Long-term employee loan receivable	—	1,000
Other long-term assets	2,232	1,227

	$12,111	$25,493

Accrued expenses and other current liabilities:
Employee compensation	$9,605	$7,490
Third party commissions	694	1,004
Professional services	1,912	2,383
Noncancelable purchase commitments	2,100	4,689
Rebates	2,951	1,871
Other	8,221	2,069

	$25,483	$19,506

Other long-term liabilities:
Deferred income tax liabilities—non-current	$293	$1,040
Interest rate swaps	3,929	3,687
Other	250	—

	$4,472	$4,727

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 5—Long-Term Investments

        Long-term investments as of the dates indicated consisted of the following (in thousands):

	April 30,
	2011	2010
VisEra	$81,258	$72,170
WLCSP	14,042	11,819
XinTec	4,661	4,661
Tong Hsing	4,655	3,471

Total	$104,616	$92,121

  VisEra Technologies Company, Ltd.

        On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited ("TSMC") entered into an agreement to form VisEra Technologies Company, Ltd. ("VisEra"), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor ("CMOS") image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company ("VisEra Cayman"), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of April 30, 2011, the Company owned 49.1% of VisEra Cayman.

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

        The following table presents equity income (loss) recorded by the Company for the periods indicated in "Cost of revenues," consisting of its portion of the net income (loss) recorded by VisEra during the periods presented (in thousands) (See Note 17):

	Year Ended April 30,
	2011	2010	2009
Equity income (loss)	$8,887	$4,251	$(1,275)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 5—Long-Term Investments—(Continued)

  China WLCSP Limited

        China WLCSP Limited ("WLCSP") is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP's equity interests, or 20.0% of WLCSP's registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. The Company has appointed a member to WLCSP's board of directors and a supervisor.

        At the date of the transaction, the Company's $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP's assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill that is not subject to amortization. This amount is recorded as a portion of the Company's investment in WLCSP. The Company is amortizing the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years. As of April 30, 2011, the Company owned 18.7% of WLCSP.

        The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Year Ended April 30,
	2011	2010	2009
Dividend payments received from WLCSP	$585	$585	$—

        The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in "Other income (loss), net," consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands) (See Note 17.):

	Year Ended April 30,
	2011	2010	2009
Equity income	$3,076	$1,993	$703

  XinTec, Inc.

        XinTec, Inc. ("XinTec") is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of April 30, 2011, the Company's direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 16.0% interest in XinTec. Consequently, the Company's beneficial ownership percentage in XinTec was approximately 12.0%. The Company accounts for XinTec as a cost method investment.

  Tong Hsing Electronic Industries, Limited

        Tong Hsing Electronic Industries, Limited ("Tong Hsing") is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. ("ImPac") in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. As a result of the exchange, the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 5—Long-Term Investments—(Continued)

Company recorded a gain of approximately $2.2 million in "Other income (expense), net," which was the difference between the fair value of the Tong Hsing's shares the Company received on December 31, 2009, and the carrying value of the Company's investment in ImPac on the same day. In June 2010, the Company participated in Tong Hsing's secondary offering and purchased an additional 95,570 shares for approximately $282,000. As of April 30, 2011, the Company's ownership in Tong Hsing was approximately 0.8%.

        As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis, net of deferred taxes. For the periods indicated, the Company recorded the following unrealized holding gains in "Accumulated other comprehensive income" (in thousands):

	Year Ended April 30,
	2011	2010	2009
Unrealized holding gains	$608	$—	$—

  Silicon Optronics, Inc.

        In May 2004, the Company entered into an agreement with Powerchip Technology Corporation ("PTC"), formerly Powerchip Semiconductor Corporation, a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish Silicon Optronics, Inc. ("SOI"), a joint venture in Taiwan. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. In March 2005, the Company assumed control of the board of directors of SOI and the Company consolidated SOI from April 30, 2005 through May 2010. The purpose of SOI was to manufacture, market and sell certain of the Company's legacy products. Toward the end of fiscal 2010, SOI began to ship niche products into other markets, including touch panels that track touches with optical sensors, and linear sensors.

        In June 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, the Company no longer held the majority representation on the board of directors of SOI, and was required to deconsolidate SOI. The authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value. Pursuant to the guidance, the Company recorded a gain of approximately $1.6 million in "Other income (expense), net," which was the difference between the fair value of the Company's retained interest in SOI of $4.1 million, and the carrying value of SOI's net assets and noncontrolling interest before the deconsolidation of $2.5 million. After the deconsolidation, the Company owned 43.8% of SOI, which the Company accounted for under the equity method.

        In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million, at which time the Company recorded a loss on sale of $72,000 to "Other income (expense), net." For the period from November 1, 2010 through the date of the sale, the Company recorded $26,000 for its share of the equity income of SOI. Consequently, as of April 30, 2011, the Company's ownership in SOI was zero percent and the Company had no continuing investment in SOI.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 5—Long-Term Investments—(Continued)

        Noncontrolling interest represented ownership interests in SOI held by parties other than the Company. The following table reconciles equity attributable to noncontrolling interest for the periods indicated (in thousands):

	Year Ended April 30,
	2011	2010	2009
Noncontrolling interest, May 1	$3,390	$3,497	$4,444
Cash contribution by noncontrolling interest	—	34	—
Affiliate cash dividend paid to noncontrolling interest	—	—	(201)
Net loss attributable to noncontrolling interest	(32)	(321)	(746)
Translation gain (loss)	(70)	180	—
Deconsolidation	(3,288)	—	—

Noncontrolling interest, April 30	$—	$3,390	$3,497

        The following table presents the summary combined financial information of the Company's investee companies, as derived from their respective financial statements for the periods indicated and as of April 30, 2011 and 2010. Fiscal 2011 represents the combined operating results of SOI, VisEra and WLCSP. Fiscal 2010 represents the combined operating results of ImPac, VisEra and WLCSP. Fiscal 2009 represents the combined operating results of ImPac, VisEra and WLCSP. Each investee financial statement was prepared under GAAP (in thousands):

	Year Ended April 30,
	2011	2010	2009
Operating data:
Revenues	$165,904	$119,282	$87,615
Gross profit	51,422	25,971	10,287
Income (loss) from operations	31,277	11,363	(2,083)
Net income (loss)	$31,644	$13,273	$(259)

	April 30,
	2011	2010
Balance sheet data:
Current assets	$127,921	$85,621
Long-term assets	195,221	184,525
Current liabilities	48,465	30,620
Long-term liabilities	$349	$2,162

        The Company's share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	April 30,
	2011	2010
Undistributed earnings of investees	$27,509	$20,806

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 6—Acquisition of Aurora Systems, Inc.

        In March 2010, the Company acquired all of the outstanding common and preferred stock of Aurora Systems, Inc. ("Aurora"), pursuant to the Agreement and Plan of Merger dated February 11, 2010 (the "Agreement"). Aurora is a privately-held company incorporated in California that designs and markets liquid crystal on silicon based microdisplay panels. These microdisplay panels are used for projection applications in consumer electronics, industrial, aerospace, and mobile viewing platforms. Under the terms of the Agreement, the closing consideration was $5.6 million in cash, with no additional contingent consideration.

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

        The amount of revenues and net loss of Aurora included in the Company's consolidated statement of operations from the acquisition date to April 30, 2010, the end of fiscal 2010, and pro forma financial information on the acquisition as if the transaction had occurred as of the beginning of fiscal 2010 were not significant.

Note 7—Goodwill and Intangible Assets

  Goodwill

        The change to the carrying value of the Company's goodwill during fiscal 2011 and 2010 is reflected below (in thousands):

	Year Ended April 30,
	2011	2010
Beginning balance, May 1	$439	$—
Business acquisitions	683	439

Ending balance, April 30	$1,122	$439

  Intangible Assets

        In March 2011, the Company purchased certain sensor-related patents and patent applications from Kodak in a cash transaction. As a result, the Company recorded $65.0 million in additions to intangible assets, which the Company began amortizing over an estimated life of seven years during the three months ended April 30, 2011.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 7—Goodwill and Intangible Assets—(Continued)

        Intangible assets as of the dates indicated consisted of the following (in thousands):

	April 30, 2011
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$774	$64,226
Core technology	24,410	19,474	4,936
Patents and licenses	13,460	13,423	37
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	137	203
In-process research and development	490	—	490

Intangible assets, net	$105,100	$35,208	$69,892

	April 30, 2010
	Cost	Accumulated Amortization	Net Book Value
Core technology	$21,010	$17,856	$3,154
Patents and licenses	13,487	12,477	1,010
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	103	237
In-process research and development	490	—	490

Intangible assets, net	$36,727	$31,836	$4,891

        The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Year Ended April 30,
	2011	2010	2009
Amortization of intangible assets	$2,626	$6,445	$6,532

Amortization of acquired patent portfolio	$774	$—	$—

        The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2012	$11,264
2013	11,188
2014	10,051
2015	9,662
2016	9,621
Thereafter	18,106

Total	$69,892

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 8—Borrowing Arrangements and Related Derivative Instruments

        The following table sets forth the Company's debt as of the dates indicated (in thousands):

	April 30,
	2011	2010
Mortgage loan	$25,314	$25,867
Term loan	4,000	7,000
Construction loan	16,925	16,847

	46,239	49,714
Less: amount due within one year	(4,323)	(4,286)

Non-current portion of long-term debt	$41,916	$45,428

        At April 30, 2011, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loans	Construction Loan	Total
2012	$3,554	$769	$4,323
2013	1,554	1,539	3,093
2014	554	3,077	3,631
2015	554	3,077	3,631
2016	554	6,155	6,709
Thereafter	22,544	2,308	24,852

Total	$29,314	$16,925	$46,239

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

        Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate ("LIBOR") plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of April 30, 2011.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 8—Borrowing Arrangements and Related Derivative Instruments—(Continued)

        Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	April 30,
	2011	2010
Mortgage Loan	1.1%	1.2%
Term Loan	1.5	1.5

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

  Construction Loan

        On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the "Construction Loan"). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. The loan amount is Chinese Yuan 140.0 million or approximately $20.5 million based on exchange rate in effect at the time of the loan origination. As of April 30, 2011, the Company has borrowed Chinese Yuan 115.0 million, or approximately $17.7 million, under the Construction Loan. The Construction Loan matures on June 30, 2016.

        The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.3% at April 30, 2011. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of April 30, 2011.

  Derivative Instruments and Hedging Activities

        As indicated above, the Company holds two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The Company utilizes the swaps to reduce the effect of interest rate variability on the two loans' interest payments. The Company has not designated the two interest rate swaps as hedging instruments. Consequently, the Company remeasures the two interest rate swaps at fair value at each balance sheet date, and immediately recognizes any changes to the fair values in earnings. On the consolidated balance sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses. (See Note 11.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 8—Borrowing Arrangements and Related Derivative Instruments—(Continued)

        The table below presents the location of the swaps on the Consolidated Statements of Operations and Consolidated Balance Sheets, and the related effects on the Company's results of operations and financial positions for the periods indicated (in thousands):

	Year Ended April 30,
	2011	2010	2009
Location of amounts recognized in Consolidated Statements of Operations and amount of gains (losses):
Other income (expense), net	$(242)	$776	$(2,234)

	April 30,
	2011	2010
Location of amounts on Consolidated Balance Sheets and fair values:
Other long-term liabilities	$3,929	$3,687

Note 9—Income Taxes

        The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended April 30,
	2011	2010	2009
Current:
Federal	$(6,231)	$(2,396)	$(279)
State	9	(42)	2
Foreign	5,829	11,641	4,463

Total current	(393)	9,203	4,186

Deferred:
Federal	4,191	(5,022)	(6,017)
State	427	(234)	(343)
Foreign	—	(64)	2,016

Total deferred	4,618	(5,320)	(4,344)

Total provision (benefit)	$4,225	$3,883	$(158)

        Income (losses) before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2011	2010	2009
United States	$19,558	$(26,121)	$(39,550)
International	109,117	36,407	1,323

Total	$128,675	$10,286	$(38,227)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 9—Income Taxes—(Continued)

        The provision for (benefit from) income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to "Income (loss) before income taxes" as a result of the following (in thousands):

	Year Ended April 30,
	2011	2010	2009
Provision based on statutory federal income tax	$45,036	$3,600	$(13,379)
State income tax expense (benefit), net of federal tax benefit	381	(169)	(395)
Foreign rate differential	(37,809)	(2,976)	6,312
Non-deductible stock-based compensation	1,807	4,053	6,450
Tax credits	(5,078)	(706)	(1,469)
Non-deductible goodwill impairment loss	—	—	2,640
Other	(112)	81	(317)

Tax provision (benefit)	$4,225	$3,883	$(158)

        The effective tax rates for fiscal 2011, 2010 and 2009 are less than the combined U.S. federal and state statutory rate of approximately 40%, principally because the Company earns a portion of its profits in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate. In fiscal 2011, the Company included in the amount of foreign rate differential the tax benefit from a $10.6 million reduction of unrecognized tax benefits due to lapses of applicable statute of limitations and a $5.0 million income tax expense accrued for certain non-U.S. earnings that were previously considered to be indefinitely reinvested.

        The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which was signed into law on December 17, 2010, retroactively extended the U.S. Federal Research and Development tax credit ("Federal R&D Credit") from January 1, 2010 to December 31, 2011. This enacted tax law change resulted in the incremental tax benefit in fiscal 2011 from the retroactively extended Federal R&D Credit.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 9—Income Taxes—(Continued)

        The components of net deferred tax assets included in the consolidated balance sheets for the fiscal years indicated were (in thousands):

	April 30,
	2011	2010
Deferred tax assets:
Tax credits	$17,911	$10,750
Net operating loss	1,805	1,196
Reserves	945	2,998
Stock-based compensation expenses	7,109	10,738
Unrealized loss on interest rate swap	1,466	1,407
Accruals and other	3,903	2,006

Gross deferred tax assets	33,139	29,095
Valuation allowance	(8,058)	(5,264)

Deferred tax assets	25,081	23,831

Deferred tax liabilities:
Fixed assets	(707)	(1,301)
Undistributed earnings of non-US equity investees not permanently reinvested	(9,938)	(1,040)
Other	—	(100)

Deferred tax liabilities	(10,645)	(2,441)

Net deferred tax assets	$14,436	$21,390

        The Company has elected to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $20.2 million and $10.1 million as of April 30, 2011 and 2010, respectively, and, if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

        Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. Deferred tax assets in the amount of $8.1 million and $5.3 million at April 30, 2011 and 2010, respectively, primarily pertain to California research and development tax credit carryovers that the Company believes it is more likely than not that the Company will not realize; therefore, a valuation allowance has been established against such deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 9—Income Taxes—(Continued)

        As of April 30, 2011, the Company has U.S. federal and state net operating loss ("NOL") carryforwards of $32.4 million and $18.3 million, respectively. If not utilized, the U.S. federal NOL will begin to expire in fiscal 2028 and the state NOL will begin to expire in fiscal 2032. The Company has U.S. federal and state tax credits of $20.2 million and $22.4 million, respectively. If not utilized, the U.S. federal tax credits will begin to expire in fiscal 2025 and the U.S. state tax credits will be carried over indefinitely.

        The Company has not provided U.S. federal and state income taxes, as well as foreign withholding taxes, on approximately $333.9 million of undistributed earnings for certain non-U.S. subsidiaries and equity investee companies, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries and equity investee companies that are essentially permanent in duration is not practicable.

        The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company's belief that the tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as lapses of the relevant statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

        A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	April 30,
	2011	2010	2009
Balance at beginning of fiscal year	$83,613	$77,133	$71,229
Increases in balances related to tax positions taken during current year	6,273	4,000	6,215
Decreases as a result of a lapse of the applicable statute of limitations	(6,821)	—	—
Increases in balances related to tax positions taken during prior years	3,251	3,094	2,051
Decreases in balances related to tax positions taken during prior years	(582)	(614)	(2,362)

Balance at end of fiscal year	$85,734	$83,613	$77,133

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 9—Income Taxes—(Continued)

        A reconciliation of the gross unrecognized tax benefits, including interest and penalties, as presented on the Consolidated Balance Sheets is as follows (in thousands):

	April 30,
	2011	2010
Recorded as a decrease in deferred income taxes—non-current	$11,784	$8,586
Recorded as a decrease in other receivables	300	300
Income taxes payable—non-current	87,526	90,626

Balance at end of fiscal year	$99,610	$99,512

        The Company includes interest, penalties and foreign exchange gain or loss related to unrecognized tax benefits within the provision for income taxes on the Consolidated Statements of Operations. The Company recognized the following net amounts of interest and penalties and the related foreign exchange gain or loss for the periods presented (in thousands):

	Year Ended April 30,
	2011	2010	2009
Recognized interest and penalties, net	$(2,022)	$2,199	$1,818

        Included in the fiscal 2011 net amount of interest and penalties is a benefit of $3.8 million, primarily due to the reversal of accrued interest and penalties related to the reductions to unrecognized tax benefits as a result of lapses of the statute of limitations.

        The Company had cumulatively accrued the following amounts for potential interest and penalties as of the dates indicated (in thousands):

	April 30,
	2011	2010
Balance at end of fiscal year	$13,876	$15,898

        The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $95.4 million as of April 30, 2011. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

        The Company files U.S. federal and state, as well as foreign, tax returns. For such returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2003. The Company is currently under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. During fiscal 2012, the Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. At this time, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $3.3 million due to lapses of statute of limitation in certain jurisdictions over the next 12 months.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 10—Net Income (Loss) Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

        Basic net income (loss) per share attributable to OmniVision common stockholders is computed by dividing net income (loss) attributable to OmniVision by the weighted average number of common shares outstanding during the period.

        Diluted net income per share attributable to OmniVision common stockholders is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options, purchases via employee stock purchase plans and restricted stock units. The following table sets forth the number of stock options that were excluded from the calculation of diluted net income per share because they were antidilutive for the periods indicated :

	Year Ended April 30,
	2011	2010	2009
Antidilutive common stock subject to outstanding options	—	6,722,000	*

(*)
For the fiscal year ended April 30, 2009, the Company excluded all options, purchases via employee stock purchase plans and restricted stock units outstanding as the Company recorded a net loss of $37.3 million.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 10—Net Income (Loss) Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders—(Continued)

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2011	2010	2009
Basic:
Numerator:
Net income (loss) attributable to OmniVision Technologies, Inc.	$124,482	$6,724	$(37,323)

Denominator:
Weighted average common shares for net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	55,324	51,080	50,523

Basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$2.25	$0.13	$(0.74)

Diluted:
Numerator:
Net income (loss) attributable to OmniVision Technologies. Inc.	$124,482	$6,724	$(37,323)

Denominator:
Denominator for basic net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	55,324	51,080	50,523
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	3,782	1,609	—

Weighted average common shares for diluted net income (loss) per share	59,106	52,689	50,523

Diluted net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders	$2.11	$0.13	$(0.74)

Note 11—Fair Value Measurements

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

For the Years Ended April 30, 2011, 2010 and 2009

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

  Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$75,966	$75,966	$—	$—
Debt securities issued by U.S. government and U.S. government agencies	67,593	—	67,593	—
Corporate debt securities/commercial paper	32,896	—	32,896	—
Equity investment in Tong Hsing	4,655	4,655	—	—

Total assets	$181,110	$80,621	$100,489	$—

Interest rate swaps	$(3,929)	$—	$(3,929)	$—

Total liabilities	$(3,929)	$—	$(3,929)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$90,453	$75,966	$14,487	$—
Short-term investments	86,002	—	86,002	—
Long-term investments	4,655	4,655	—	—

Total assets	$181,110	$80,621	$100,489	$—

Interest rate swaps	$(3,929)	$—	$(3,929)	$—

Total liabilities	$(3,929)	$—	$(3,929)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 11—Fair Value Measurements—(Continued)

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

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of the date indicated (in thousands):

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

        Certificates of deposit recorded as cash equivalents and short-term investments are not measured at fair value on a recurring basis and as such are not included in the tables above. The following table sets forth the carrying value of certificates of deposit recorded as cash equivalents and short-term investments for the dates presented (in thousands):

	April 30,
	2011	2010
Certificates of deposit recorded as cash equivalents	$16,445	$9,419

Certificates of deposit recorded as short-term investments	$1,503	$2,285

        For the Company's interest rate swaps, the Company obtains fair value quotes from the issuing bank and assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 11—Fair Value Measurements—(Continued)

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

  Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

        The following table presents the Company's financial assets that were measured and recorded at fair value on a non-recurring basis during fiscal 2011, and the gain recorded on the assets during the same period (in thousands):

		Fair Value Measured and Recorded Using
	Carrying Value April 30, 2011				Gain for Fiscal Year Ended April 30, 2011
		Level 1	Level 2	Level 3
Equity investment in SOI	$—	$—	$—	$—	$1,648

Total gain					$1,648

        The Company did not have any assets or liabilities that were measured at fair value on a non-recurring basis during fiscal 2010. For the Company's equity investment in SOI, the authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value in June 2010, when the Company no longer held the majority representation on SOI's board. The Company classified the fair value measurement as Level 3 as the Company used unobservable inputs for the valuation methodologies that were significant to the fair value measurements. The Company determined the fair value of its retained interest in SOI by using the market and income approaches. The market approach included the use of financial metrics from comparable public companies. The selection of comparable companies required management judgment and was based on a number of factors, including comparable companies' sizes, industries, and other relevant factors. The income approach included the use of a discounted cash flow model that required significant estimates for SOI, including revenues, costs, risk adjusted discount rates and other relevant projections. In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million (See Note 5.)

Note 12—Common Stock

        The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2011 and 2010, approximately 57,974,000 and 52,075,000 shares were outstanding, respectively. As of April 30, 2011 and 2010, 12,541,000 shares, respectively were held as treasury stock. There were no active stock repurchase programs as of April 30, 2011. In addition, as of April 30, 2011, approximately 8,658,000 and 1,997,000 shares of common stock have been reserved for issuance under the Company's employee equity incentive plans and employee stock purchase plan, respectively.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended April 30, 2011, 2010 and 2009—(Continued)

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans

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

        The Company's equity incentive and stock-based compensation plans as of April 30, 2011 are summarized as follows (in thousands):

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Restricted Stock Units Outstanding	Performance Shares Outstanding
2000 Stock Plan	—	—	2,766	—	—
2000 Director Option Plan	—	—	100	—	—
2007 Plan	6,000	2,717	1,070	2,005	—

Total	6,000	2,717	3,936	2,005	—

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended April 30, 2011, 2010 and 2009—(Continued)

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended April 30, 2011, 2010 and 2009—(Continued)

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

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

        With the adoption of the 2007 Plan, no additional equity awards will be issued under the 2000 Stock Plan. As of April 30, 2011, options to purchase approximately 2,766,000 shares of common stock were outstanding under the 2000 Stock Plan.

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

        In November 2007, the Company's board of directors approved the termination of the Company's 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors. As of April 30, 2011, options to purchase approximately 100,000 shares of common stock were outstanding under the 2000 Director Option Plan.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended April 30, 2011, 2010 and 2009—(Continued)

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Stock-Based Compensation Award Activity

        The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the three fiscal years ended April 30, 2011:

		Options Outstanding		Restricted Stock Units Outstanding	Performance Shares Outstanding	Restricted Stock Units and Performance Shares
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
Balance at May 1, 2008	5,846	13,807	$18.18	—	—	$—
Stock options granted	(496)	496	11.95	—	—	—
Stock options exercised	—	(72)	4.70	—	—	—
Stock options expired or forfeited	66	(730)	19.03	—	—	—

Restricted stock units granted(1)	(1,111)	—	—	555	—	11.40
Restricted stock units expired or forfeited(1)	71	—	—	(35)	—	11.88

Performance shares granted(1)	(391)	—	—	—	196	11.95
Performance shares expired or forfeited(1)	391	—	—	—	(196)	11.95

Balance at April 30, 2009	4,376	13,501	17.98	520	—	11.37
Stock options granted	(413)	413	10.41	—	—	—
Stock options exercised	—	(964)	11.73	—	—	—
Stock options cancelled in stock option exchange	3,378	(3,566)	24.76	—	—	—
Stock options expired or forfeited	98	(1,243)	17.15	—	—	—

Restricted stock units granted(1)	(1,541)	—	—	782	—	10.76
Restricted stock units issued in stock option exchange(1)	(1,678)	—	—	1,049	—	12.60
Restricted stock units vested(1)	—	—	—	(170)	—	10.94
Restricted stock units expired or forfeited(1)	215	—	—	(108)	—	10.53

Balance at April 30, 2010	4,435	8,141	15.49	2,073	—	11.80
Stock options granted	(468)	468	21.84	—	—	—
Stock options exercised	—	(4,593)	15.42	—	—	—
Stock options expired or forfeited	40	(80)	15.75	—	—	—

Restricted stock units granted(1)	(1,644)	—	—	1,028	—	22.50
Restricted stock units vested(1)	—	—	—	(890)	—	11.98
Restricted stock units expired or forfeited(1)	354	—	—	(206)	—	15.60

Balance at April 30, 2011—shares available for grant	2,717	—	—	—	—	—

Balance at April 30, 2011—options		3,936	16.31	—	—	—

Balance at April 30, 2011—restricted stock units	—	—	—	2,005	—	16.81

Balance at April 30, 2011—performance shares	—	—	—	—	—	—

Exercisable at April 30, 2011	—	3,846	$16.25	—	—	—

Vested and expected to vest at April 30, 2011—options	—	3,020	$16.09	—	—	—

Vested and expected to vest at April 30, 2011—restricted stock units	—	—	—	1,797	—	$16.81

Vested and expected to vest at April 30, 2011—performance shares	—	—	—	—	—	$—

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
For the Years Ended April 30, 2011, 2010 and 2009—(Continued)

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        As of April 30, 2011 and 2010, options to purchase 3,020,000 and 6,742,000 shares, respectively, were vested. Information regarding the options outstanding as of April 30, 2011 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 2.25 - $14.60	796		$10.33		485		$10.14
$14.61 - $14.93	875		14.93		767		14.93
$14.94 - $16.69	849		16.57		849		16.57
$16.70 - $19.38	652		17.62		622		17.58
$19.39 - $25.56	764		22.74		297		24.24

$ 2.25 - $25.56	3,936	5.36	$16.31	$68,000	3,020	4.94	$16.09	$52,863

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on April 30, 2011 of $33.59 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of April 30, 2011 was 3,020,000.

        The total intrinsic value of options exercised, the total intrinsic value of restricted stock units vested and the total cash received from employees as a result of employee stock option exercises during the periods indicated were as follows (in thousands):

	April 30,
	2011	2010
Total intrinsic value of options exercised	$55,363	$4,912
Total intrinsic value of restricted stock units vested	23,173	1,853
Total cash received from employees as a result of employee stock option exercises	$70,817	$11,307

        Unrecognized compensation expense and the weighted average period over which the Company expects to recognize such compensation as of the dates indicated were as follows (dollars in thousands):

	April 30,
	2011	2010
Unvested stock options:
Unrecognized compensation expense, net of forfeitures	$5,383	$8,179
Weighted average period (years)	2.2	1.7
Unvested restricted stock units:
Unrecognized compensation expense, net of forfeitures	$18,289	$9,512
Weighted average period (years)	1.5	1.8
2009 Purchase Plan:
Unrecognized compensation expense	$976	$2,840
Weighted average period (years)	0.8	1.1

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended April 30, 2011, 2010 and 2009—(Continued)

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

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

        The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted during the periods indicated was as follows:

	Year Ended April 30,
	2011	2010	2009
Per share weighted average estimated grant date fair value	$9.89	$4.74	$5.02

        The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the periods indicated:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2011	2010	2009	2011	2010	2009
Risk-free interest rate	1.4%	2.0%	3.0%	0.2%	1.4%	3.3%
Expected term of options (in years)	4.1	4.2	4.1	0.5	0.5	0.5
Expected volatility	57%	56%	50%	50%	63%	46%
Expected dividend yield	0%	0%	0%	0%	0%	0%

        Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's employee stock purchase plans during the periods indicated was as follows:

	Year Ended April 30,
	2011	2010	2009
Per share weighted average estimated fair value of rights issued	$4.81	$3.26	$3.63

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

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

        The Company maintains cash and cash equivalents and short-term investments with various financial institutions, located in several different jurisdictions. The majority of the cash and cash equivalents balances are held in U.S. Cayman Islands and Hong Kong. The short-term investments are primarily held in U.S. and Cayman Islands. Deposits held with banks may generally be redeemed upon demand and may exceed the limit of insurance provided on such deposits. All these deposits and other financial instruments including our interest rate swaps are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. The Company has not sustained credit losses from instruments held at financial institutions.

        The Company's products are primarily sold to OEMs, VARs and to distributors. The Company's sales to significant customers as a percentage of revenues for the periods indicated were as follows:

	Year Ended April 30,
	2011		2010	2009
Percentage of revenues:
Customer A	13.8%		27.0%	22.4%
Customer B	17.6		*	*
Customer C	*	%	11.2%	10.4%

*
Less than ten percent of revenues.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 14—Risks and Uncertainties—(Continued)

        The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer account receivables as a percentage of net accounts receivable for the periods indicated were as follows:

	April 30,
	2011		2010
Percentage of accounts receivable, net:
Customer A	30.4%		*	%
Customer B	12.3		27.3
Customer C	12.2		*
Customer D	*		11.4
Customer E	*	%	10.1%

*
Less than ten percent of accounts receivable, net.

        Certain of the Company's wafer, color filter application and packaging services are obtained from a single source or a limited group of suppliers. The partial or complete loss of one or more of these sources could have at least a temporary adverse effect on the Company's consolidated results of operations.

Note 15—Segment and Geographic Information

        For all periods presented, the Company operated in a single reportable business segment.

        The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Year Ended April 30,
	2011	2010	2009
OEMs and VARs	75.3%	51.5%	58.0%
Distributors	24.7	48.5	42.0

Total	100.0%	100.0%	100.0%

        Since the Company's end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where their components are sourced. The revenues by geography in the following table

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 15—Segment and Geographic Information—(Continued)

are based on the country or region in which the Company's customers issue their purchase orders for the periods presented (in thousands):

	Year Ended April 30,
	2011	2010	2009
China	$614,891	$504,940	$383,875
Taiwan	32,908	51,095	41,154
Malaysia	66,827	21,890	36,358
South Korea	199,747	5,406	4,670
United States	16,203	3,513	33,912
All other	25,900	16,147	7,347

Total	$956,476	$602,991	$507,316

        The Company's long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	April 30,
	2011	2010
Taiwan	$98,001	$92,092
China	67,218	64,558
United States	56,428	59,602
All other	646	928

Total	$222,293	$217,180

Note 16—Commitments and Contingencies

  Commitments

        The Company maintains a wholly-owned subsidiary in Shanghai, China, OmniVision Technologies (Shanghai) Co. Ltd. ("OTC") which provides assistance to the Company in various product design projects and in marketing and sales support. On January 10, 2007, OTC entered into a Land-Use-Right Purchase Agreement (the "Purchase Agreement") with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of approximately $0.6 million (the "Purchase Price") in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. The Company may use the land solely for the purposes of industrial use and/or scientific research. As of April 30, 2011, the construction of a research facility on the land was complete, in accordance with the Purchase Agreement. The Company obtained a Construction Loan to finance the construction. (See Note 8.)

        During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology Co. Ltd. ("OST"), a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of April 30, 2011, the Company had contributed $1.5 million, as required under the terms of its $10.0 million capital commitment. The Company is

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 16—Commitments and Contingencies—(Continued)

required to contribute the remaining $8.5 million by October 2011, which represents a one-year extension from the original due date of October 2010.

        During the three months ended April 30, 2011, the Company formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. ("OOC"), a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its manufacturing capabilities. The Company contributed $3.8 million of the committed $25.0 million registered capital in June 2011. In addition, the Company is required to contribute the remaining $21.2 million by April 2013.

        The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2016. At April 30, 2011, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2012	$4,343
2013	2,889
2014	772
2015	47
2016	18

Total	$8,069

        The following table presents rental expenses under all operating leases during the periods presented (in thousands):

	Year Ended April 30,
	2011	2010	2009
Rental expenses under operating leases	$7,204	$6,875	$7,905

  Litigation

        From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

        On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company's directors and officers, and various underwriters for the Company's initial public offering. Du1978Plaintiffs generally allege that the defendants violated federal securities laws because the prospectus related to the Company's offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company's offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between July 14, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 16—Commitments and Contingencies—(Continued)

300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.

        The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and the other defendants will receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. Certain objectors filed appeals. A number of those appeals were dismissed. In May 2011, the appellate court issued an order remanding the remaining appeals to the district court for further determinations. If for any reason the settlement does not become effective, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

        On October 12, 2007, a purported OmniVision stockholder filed a complaint against certain of the Company's underwriters for its initial public offering. The complaint, Vanessa Simmonds v. Bank of America Corporation, et al., Case No. C07-1668, filed in District Court for the Western District of Washington, makes similar allegations to those made in In re Initial Public Offering Securities Litigation and seeks the recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant, and no recovery was sought from it. The plaintiff filed an amended complaint in February 2008. On March 12, 2009, the Court granted the motion to dismiss without prejudice, filed by 30 of the issuer defendants and the motion to dismiss with prejudice, filed by all of the underwriter defendants, which included the suit against the Company. The plaintiff timely appealed the Court's Order to the United States Court of Appeals for the Ninth Circuit. On December 3, 2010, the Ninth Circuit entered its opinion and order in this matter. The Court affirmed the dismissal of the suits against the 30 moving issuer defendants on the grounds that the demand letters sent to those issuers were inadequate under Delaware law, and converted the dismissals from without prejudice to with prejudice. The Court also reversed the dismissal of the suits against the remaining 24 issuer defendants, including the Company, but is allowing those issuer defendants, including the Company, to challenge the adequacy of the demand letters that the plaintiff sent to the issuers before filing suit. On January 24, 2011, the underwriter defendants filed a motion to stay the Ninth Circuit's mandate pending its filing of a petition for a writ of certiorari in the United States Supreme Court. On January 25, 2011, the Ninth Circuit granted the motion and entered an Order staying the mandate for ninety days. On January 26, 2011, plaintiff also filed a motion to join the underwriters' motion to stay the Ninth Circuit's mandate on the grounds that plaintiff also will be filing a petition for a writ of certiorari in the United States Supreme Court. The petitions for a writ of certiorari have not yet been filed with the United States Supreme Court. No discovery has taken place.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 16—Commitments and Contingencies—(Continued)

        On March 6, 2009, Panavision Imaging, LLC ("Panavision") filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 ("Pre-charging a Wide Analog Bus for CMOS Image Sensors"), 6,663,029 ("Video Bus for High Speed Multi-resolution Imagers and Method Thereof") and 7,057,150 ("Solid State Imager with Reduced Number of Transistors per Pixel"). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that OmniVision's products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity.

        As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. As a result, all of the asserted claims of the asserted patents are held to be invalid by the Court or the U.S. Patent and Trademark Office. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

        On December 6, 2010, Ziptronix, Inc. ("Ziptronix") filed a complaint alleging patent infringement against the Company in the District Court for the Northern District of California. The case is entitled Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525. In its complaint, Ziptronix asserts that the Company has made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent Nos. 7,387,944 ("Method for Low Temperature Bonding and Bonded Structure"), 7,335,572 ("Method for Low Temperature Bonding and Bonded Structure"), 7,553,744 ("Method for Low Temperature Bonding and Bonded Structure"), 7,037,755 ("Three Dimensional Device Integration Method and Integrated Device"), 6,864,585 ("Three Dimensional Device Integration Method and Integrated Device"), and 7,807,549 ("Method for Low Temperature Bonding and Bonded Structure"). The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. The Company answered the complaint on May 4, 2011 and

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 16—Commitments and Contingencies—(Continued)

denied each of Ziptronix's infringement claims against it. The Company expects to vigorously defend itself against Ziptronix's allegations. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to it.

Note 17—Related Party Transactions

        The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Year Ended April 30,
Related Party	Description	2011	2010	2009
VisEra	Purchases of color filter and other manufacturing services	$110,872	$74,718	$52,215

	Balance payable at year end, net	$17,839	$15,006	$2,403

        The following table summarizes the transactions that the Company's equity method investees, SOI and VisEra, engaged with related parties for the periods indicated (in thousands):

	Year Ended April 30,
	2011	2010	2009
SOI(1) transactions with:
ImPac:
Purchases of manufacturing services	$—	$305	$616
Balance payable at year end, net	—	—	86
PTC:
Purchases of wafers	1,346	791	2,648
Rent and other services	67	88	70
Balance payable at year end, net	—	45	44
VisEra:
Purchases of manufacturing services	201	158	35
Balance payable at year end	—	19	16
VisEra transactions with:
TSMC:
Sales to TSMC	1,887	1,294	1,537
Purchase manufacturing services	171	31	5
Balance payable at year end, net	16	—	—
Balance receivable at year end, net	238	239	155
SOI(1):
Sales to SOI	201	158	35
Balance receivable at year end, net	$—	$19	$16

(1)
In the three months ended January 31, 2011, the Company sold its ownership interest in SOI. (See Note 5.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2011, 2010 and 2009

Note 17—Related Party Transactions—(Continued)

        The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PTC.

Note 18—Subsequent Event

        On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its wafer-level lens production operations to enhance the Company's CameraCube production capabilities. The cash consideration for the operation is $45.0 million and the Company anticipates to close the transaction in the second quarter of fiscal 2012.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
	(in thousands, except per share data)
Revenues	$193,071	$239,460	$265,677	$258,268
Cost of revenues	141,116	172,013	186,464	178,866
Gross profit	51,955	67,447	79,213	79,402
Net income (loss) attributable to OmniVision Technologies, Inc.	$16,938	$28,867	$44,718	$33,959
Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic(1)	$0.32	$0.53	$0.80	$0.59

Diluted(1)	$0.30	$0.50	$0.75	$0.56

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	53,214	54,235	56,174	57,674

Diluted	56,572	57,680	59,936	60,939

	Three Months Ended
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
	(in thousands, except per share data)
Revenues	$105,560	$183,344	$156,935	$157,152
Cost of revenues	81,890	139,382	118,396	117,978
Gross profit	23,670	43,962	38,539	39,174
Net income (loss) attributable to OmniVision Technologies, Inc.	$(9,856)	$8,084	$4,950	$3,546
Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic(1)	$(0.19)	$0.16	$0.10	$0.07

Diluted(1)	$(0.19)	$0.16	$0.09	$0.07

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	50,574	50,763	51,273	51,711

Diluted	50,574	51,769	52,554	53,949

(1)
Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

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

        Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of the end of fiscal year 2011.

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

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of April 30, 2011 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of April 30, 2011, our internal control over financial reporting was effective. The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 60 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Proposal One—Election of Class II Directors" and "Corporate Governance" contained in our proxy statement related to our 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. "Business" under the heading "Executive Officers of the Registrant."

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

  2.
  Financial Statement Schedules. The following financial schedule is filed as part of this Report under "Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2011, 2010 and 2009." All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  3.
  Exhibits.

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation

3.2	(1)	Bylaws of the Registrant

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

*10.6	(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

Exhibit Number		Description
10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

*10.10(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

*10.17	(13)	Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 30, 2009)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

10.28	(14)	Form of Employee/Consultant Stock Option Agreement

Exhibit Number		Description
10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan

10.36	+	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on page 127)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*
Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

+
Schedules, exhibits and similar attachments to this exhibit have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon its request.

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

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2011, 2010 and 2009
(In thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended April 30, 2011	$711	$1,123	$—	$1,834

Fiscal year ended April 30, 2010	$691	$20	$—	$711

Fiscal year ended April 30, 2009	$1,080	$(267)	$122	$691

Deferred tax valuation allowance:
Fiscal year ended April 30, 2011	$5,264	$2,794	$—	$8,058

Fiscal year ended April 30, 2010	$4,495	$769	$—	$5,264

Fiscal year ended April 30, 2009	$4,191	$1,098	$794	$4,495

Allowance for sales returns:
Fiscal year ended April 30, 2011	$936	$3,654	$2,285	$2,305

Fiscal year ended April 30, 2010	$3,436	$(1,498)	$1,002	$936

Fiscal year ended April 30, 2009	$3,034	$3,218	$2,816	$3,436

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
By:	/s/ SHAW HONG Shaw Hong President and Chief Executive Officer

Date: June 29, 2011

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	June 29, 2011
/s/ ANSON CHAN Anson Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2011
/s/ HENRY YANG Henry Yang	Vice President of Engineering and Director	June 29, 2011
/s/ WILLIAM HSU William Hsu	Director	June 29, 2011
/s/ JOSEPH JENG Joseph Jeng	Director	June 29, 2011
/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	June 29, 2011

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation

3.2	(1)	Bylaws of the Registrant

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

*10.6	(1)	Non-exclusive Distributor Agreement between the Registrant and World Peace Industrial Co., Ltd. dated January 1, 1998

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

*10.10(b)	(5)	Letter of Comfort, dated October 29, 2003, by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

Exhibit Number		Description
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

*10.17	(13)	Foundry Manufacturing Agreement by and between OmniVision International Holding Ltd. and Powerchip Semiconductor Corporation, dated February 27, 2007

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 30, 2009)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

10.28	(14)	Form of Employee/Consultant Stock Option Agreement

10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan

Exhibit Number		Description
10.36	+	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on page 127)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*
Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

+
Schedules, exhibits and similar attachments to this exhibit have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon its request.

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