Form 10-Q
period 2011-07-31
OMNIVISION TECHNOLOGIES INC
filed 2011-09-08
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

At September 1, 2011, 59,610,817 shares of common stock of the registrant were outstanding, exclusive of 12,541,000 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 31,	April 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$437,251	$379,379
Short-term investments	68,804	87,505
Accounts receivable, net of allowances for doubtful accounts and sales returns	140,629	142,606
Inventories	143,786	106,873
Prepaid and deferred income taxes	8,717	4,937
Prepaid expenses and other current assets	6,946	9,671
Total current assets	806,133	730,971
Property, plant and equipment, net	116,224	115,446
Long-term investments	109,195	104,616
Goodwill	1,122	1,122
Intangibles, net	67,042	69,892
Other long-term assets	10,349	12,111
Total assets	$1,110,065	$1,034,158

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$118,291	$102,519
Accrued expenses and other current liabilities	26,167	25,483
Deferred revenues, less cost of revenues	14,894	16,594
Current portion of long-term debt	4,330	4,323
Total current liabilities	163,682	148,919
Long-term liabilities:
Long-term income taxes payable	85,979	87,526
Non-current portion of long-term debt	41,165	41,916
Other long-term liabilities	5,029	4,472
Total long-term liabilities	132,173	133,914
Total liabilities	295,855	282,833

Commitments and contingencies (Note 13)

Equity:
OmniVision Technologies, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 72,115 shares issued and 59,574 outstanding at July 31, 2011 and 70,515 shares issued and 57,974 outstanding at April 30, 2011, respectively	72	71
Additional paid-in capital	554,770	533,776
Accumulated other comprehensive income	1,344	1,426
Treasury stock, 12,541 at July 31, 2011 and April 30, 2011, respectively	(178,683)	(178,683)
Retained earnings	436,707	394,735
Total OmniVision Technologies, Inc. stockholders’ equity	814,210	751,325
Total equity	814,210	751,325
Total liabilities and equity	$1,110,065	$1,034,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	July 31,
	2011	2010
Revenues	$276,071	$193,071
Cost of revenues	188,678	141,116
Gross profit	87,393	51,955

Operating expenses:
Research, development and related	28,345	20,232
Selling, general and administrative	16,103	14,329
Amortization of acquired patent portfolio	2,321	—
Total operating expenses	46,769	34,561

Income from operations	40,624	17,394
Interest expense, net	(222)	(200)
Other income, net	767	1,493
Income before income taxes	41,169	18,687

Provision for (benefit from) income taxes	(803)	1,781
Net income	41,972	16,906
Net loss attributable to noncontrolling interest	—	(32)
Net income attributable to OmniVision Technologies, Inc	$41,972	$16,938

Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.72	$0.32
Diluted	$0.68	$0.30

Shares used in computing net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	58,650	53,214
Diluted	61,409	56,572

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2011	2010
Cash flows from operating activities:
Net income	$41,972	$16,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,423	4,358
Change in fair value of interest rate swap	604	1,098
Stock-based compensation	5,285	5,136
Tax effect from stock-based compensation	2,818	1,082
Gain on equity investments, net	(4,033)	(3,309)
Write-down of inventories	3,594	5,096
Excess tax benefit from stock-based compensation	(2,465)	(1,498)
Loss on disposal of property, plant and equipment	23	—
Changes in assets and liabilities, net of acquisition and deconsolidation:
Accounts receivable, net	1,977	(19,574)
Inventories	(40,151)	(13,575)
Prepaid and deferred income taxes	(1,758)	(396)
Prepaid expenses and other assets	2,740	2,353
Accounts payable	16,336	9,537
Accrued expenses and other current liabilities	(1,934)	(2,613)
Income taxes payable	(1,548)	420
Deferred revenues, less cost of revenues	(1,597)	1,389
Deferred tax liabilities	—	(15)
Net cash provided by operating activities	29,286	6,395
Cash flows from investing activities:
Purchases of short-term investments	(11,740)	(12,374)
Proceeds from sales or maturities of short-term investments	29,920	38,077
Purchases of property, plant and equipment, net of sales	(5,388)	(2,083)
Purchases of long-term investments	(421)	(282)
Purchase of intangible and other assets	(1,000)	(4,715)
Deconsolidation of SOI	—	(2,816)
Net cash provided by investing activities	11,371	15,807
Cash flows from financing activities:
Repayment of long-term borrowings	(888)	(888)
Excess tax benefits from stock-based compensation	2,465	1,498
Proceeds from exercise of stock options and employee stock purchase plan	15,493	20,636
Net cash provided by financing activities	17,070	21,246
Effect of exchange rate changes on cash and cash equivalents	145	93
Net increase in cash and cash equivalents	57,872	43,541
Cash and cash equivalents at beginning of period	379,379	234,023
Cash and cash equivalents at end of period	$437,251	$277,564
Supplemental cash flow information:
Taxes paid	$302	$367
Interest paid, net of amount capitalized	$678	$498
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$522	$1,409
Capitalized interest and other costs	$—	$102
Write-off of employee stock-based compensation-related deferred tax assets	$—	$151

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2011 and April 30, 2011 and for the three months ended July 31, 2011 and 2010 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2011 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 (the “Form 10-K”).

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

Note 2 — Recent Accounting Pronouncements

In June 2011, the FASB revised the authoritative guidance on how comprehensive income is presented. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. The presentation of other comprehensive income in the statement of stockholders’ equity is not allowed. The guidance is effective for the Company beginning in the first quarter of fiscal 2013. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of July 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$1,500	$3	$—	$1,503
U.S. government debt securities with maturities less than one year	39,218	6	(1)	39,223
U.S. government debt securities with maturities over one year	659	1	—	660
Commercial paper and bond funds	27,415	8	(5)	27,418
	$68,792	$18	$(6)	$68,804

Contractual maturity dates, less than one year				$64,095
Contractual maturity dates, one year to two years				4,709
				$68,804

	As of April 30, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$1,500	$3	$—	$1,503
U.S. government debt securities with maturities less than one year	61,862	11	(7)	61,866
U.S. government debt securities with maturities over one year	718	1	—	719
Commercial paper and bond funds	23,412	10	(5)	23,417
	$87,492	$25	$(12)	$87,505

Contractual maturity dates, less than one year				$82,721
Contractual maturity dates, one year to two years				4,784
				$87,505

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		July 31,	April 30,
		2011	2011
	Cash and cash equivalents:
	Cash	$312,716	$272,481
	Money market funds, certificates of deposit and U.S. government bonds	124,535	106,898
		$437,251	$379,379
	Accounts receivable, net:
	Accounts receivable	$144,296	$146,745
Less:	Allowance for doubtful accounts	(1,814)	(1,834)
	Allowance for sales returns	(1,853)	(2,305)
		$140,629	$142,606
	Inventories:
	Work in progress	$84,442	$62,393
	Finished goods	59,344	44,480
		$143,786	$106,873
	Prepaid expenses and other current assets:
	Prepaid expenses	$5,312	$4,102
	Deposits and other	1,036	4,699
	Interest receivable	598	870
		$6,946	$9,671
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings and land use right	58,781	58,781
	Buildings/leasehold improvements	23,235	21,902
	Machinery and equipment	70,263	68,710
	Furniture and fixtures	4,850	4,817
	Software	6,386	6,387
	Construction in progress	6,759	4,932
		183,274	178,529
	Less: Accumulated depreciation and amortization	(67,050)	(63,083)
		$116,224	$115,446
	Other long-term assets:
	Deferred income tax assets — non-current	$8,122	$9,879
	Other long-term assets	2,227	2,232
		$10,349	$12,111
	Accrued expenses and other current liabilities:
	Employee compensation	$9,446	$9,605
	Third party commissions	940	694
	Professional services	1,913	1,912
	Noncancelable purchase commitments	3,082	2,100
	Rebates	3,126	2,951
	Other	7,660	8,221
		$26,167	$25,483
	Other long-term liabilities:
	Interest rate swaps	4,533	3,929
	Other	496	543
		$5,029	$4,472

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	July 31,	April 30,
	2011	2011
VisEra	$84,533	$81,258
WLCSP	15,060	14,042
XinTec	4,661	4,661
Tong Hsing	4,941	4,655
Total	$109,195	$104,616

VisEra Technologies Company, Ltd.

On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of July 31, 2011, the Company owned 49.1% of VisEra Cayman.

Through April 2007, the Company’s contributions to VisEra and VisEra Cayman totaled $51.6 million, effectively meeting its commitment under the terms of a January 2007 amendment to the joint-venture agreement, in which the Company and TSMC have agreed to commit a total of $112.9 million to the joint venture. The Company has not made any subsequent contributions into VisEra or VisEra Cayman.

On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its wafer-level lens production operations to enhance the Company’s CameraCube production capabilities. The cash consideration for the operations is $45.0 million and the Company anticipates to close the transaction in the second quarter of fiscal 2012.

The following table presents equity income recorded by the Company for the periods indicated in “Cost of revenues,” consisting of its portion of the net income recorded by VisEra during the periods presented (in thousands) (See Note 14):

	Three Months Ended
	July 31,
	2011	2010
Equity income	$3,276	$1,133

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

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill that is not subject to amortization. This amount is recorded as a portion of the Company’s investment in WLCSP. The Company is amortizing the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years. As of July 31, 2011, the Company owned 18.7% of WLCSP.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Other income, net,” consisting of its portion of the net income recorded by WLCSP and equity method investment adjustments during those periods (in thousands) (See Note 14):

	Three Months Ended
	July 31,
	2011	2010
Equity income	$1,017	$985

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of July 31, 2011, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 16.0% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 12.0%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. As of July 31, 2011, the Company’s ownership in Tong Hsing was approximately 0.7%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis, net of deferred taxes. For the periods indicated, the Company recorded the following unrealized holding gains (losses) in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended
	July 31,
	2011	2010
Unrealized holding gains (losses)	$(87)	$408

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

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation of $2.5 million. After the deconsolidation, the Company owned 43.8% of SOI, which the Company accounted for under the equity method.

In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million, at which time the Company recorded a loss on sale of $72,000 to “Other income, net.” Consequently, as of July 31, 2011, the Company had no continuing investment in SOI.

For the periods indicated, the Company recorded equity income in “Other income, net” for its portion of the net income recorded by SOI (in thousands):

	Three Months Ended
	July 31,
	2011	2010
Equity income	$—	$37

The following table presents the summary combined financial information of SOI, VisEra and WLCSP, as derived from their financial statements for the periods indicated. Operating data for the three months ended July 31, 2011 represents the combined operating results of VisEra and WLCSP. Operating data for the three months ended July 31, 2010 represents the combined operating results of SOI, VisEra and WLCSP. Each investee’s financial statement was prepared under GAAP (in thousands):

	Three Months Ended
	July 31,
	2011	2010
Operating data:
Revenues	$51,759	$39,719
Gross profit	19,927	12,042
Income from operations	14,604	8,049
Net income	$12,342	$6,187

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	July 31,	April 30,
	2011	2011
Undistributed earnings of investees	$32,986	$27,509

Note 6 — Goodwill and Intangible Assets

Goodwill

The change to the carrying value of the Company’s goodwill from May 1, 2011 through July 31, 2011 is reflected below (in thousands):

Goodwill
Balance at May 1, 2011	$1,122
Changes to carrying value	—
Balance at July 31, 2011	$1,122

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	July 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$3,095	$61,905
Core technology	24,410	19,957	4,453
Patents and licenses	13,460	13,460	—
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	146	194
In-process research and development	490	—	490
Intangible assets, net	$105,100	$38,058	$67,042

	April 30, 2011
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$774	$64,226
Core technology	24,410	19,474	4,936
Patents and licenses	13,460	13,423	37
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	137	203
In-process research and development	490	—	490
Intangible assets, net	$105,100	$35,208	$69,892

The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2011	2010
Amortization of intangible assets	$529	$459
Amortization of acquired patent portfolio	$2,321	$—

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2012	$8,414
2013	11,188
2014	10,051
2015	9,662
2016	9,622
Thereafter	18,105
Total	$67,042

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	July 31,	April 30,
	2011	2011

Mortgage loan	$25,175	$25,314
Term loan	3,250	4,000
Construction loan	17,070	16,925
	45,495	46,239
Less: amount due within one year	(4,330)	(4,323)
Non-current portion of long-term debt	$41,165	$41,916

As of July 31, 2011, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2012	$2,665	$776	$3,441
2013	1,554	1,552	3,106
2014	554	3,104	3,658
2015	554	3,104	3,658
2016	554	6,207	6,761
Thereafter	22,544	2,327	24,871
Total	$28,425	$17,070	$45,495

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

Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of July 31, 2011.

Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	July 31,	April 30,
	2011	2011
Mortgage Loan	1.1%	1.1%
Term Loan	1.4	1.5

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

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

second swap is for a period of four years. The Company is the fixed rate payer and the rate is fixed at 4.3% per annum and the effective rate on the Term Loan is fixed at approximately 5.5%.

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center, and drew down a total of Chinese Yuan 115.0 million, or approximately $17.8 million, under the Construction Loan. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.3% at July 31, 2011. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of July 31, 2011.

Derivative Instruments and Hedging Activities

As indicated above, the Company holds two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The Company utilizes the swaps to reduce the effect of interest rate variability on the two loans’ interest payments. The Company has not designated the two interest rate swaps as hedging instruments. Consequently, the Company remeasures the two interest rate swaps at fair value at each balance sheet date, and immediately recognizes any changes to the fair values in earnings. On the consolidated balance sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses. (See Note 9)

The table below presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2011	2010
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of losses:
Other income, net	$(604)	$(1,098)

	July 31,	April 30,
	2011	2011
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$4,533	$3,929

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Diluted net income per share attributable to OmniVision common stockholders is computed according to the treasury stock method using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent the effect of stock options, purchases via employee stock purchase plans and restricted stock units. The following table sets forth the number of stock options that were excluded from the calculation of diluted net income per share because they were antidilutive for the periods indicated:

	Three Months Ended
	July 31,
	2011	2010
Antidilutive common stock subject to outstanding options	595,000	885,000

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2011	2010
Basic:
Numerator:
Net income attributable to OmniVision Technologies, Inc.	$41,972	$16,938

Denominator:
Weighted average common shares for net income per share attributable to OmniVision Technologies, Inc. common stockholders	58,650	53,214

Basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	$0.72	$0.32

Diluted:
Numerator:
Net income attributable to OmniVision Technologies. Inc.	$41,972	$16,938

Denominator:
Denominator for basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	58,650	53,214
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	2,759	3,358
Weighted average common shares for diluted net income per share	61,409	56,572

Diluted net income per share attributable to OmniVision Technologies, Inc. common stockholders	$0.68	$0.30

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

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	July 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$10,117	$10,117	$—	$—
Debt securities issued by U.S. government and U.S. government agencies	115,587	—	115,587	—
Corporate debt securities/commercial paper	51,096	—	51,096	—
Equity investment in Tong Hsing	4,941	4,941	—	—
Total assets	$181,741	$15,058	$166,683	$—
Interest rate swaps	$(4,533)	$—	$(4,533)	$—
Total liabilities	$(4,533)	$—	$(4,533)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	July 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$109,499	$10,117	$99,382	$—
Short-term investments	67,301	—	67,301	—
Long-term investments	4,941	4,941	—	—
Total assets	$181,741	$15,058	$166,683	$—
Interest rate swaps	$(4,533)	$—	$(4,533)	$—
Total liabilities	$(4,533)	$—	$(4,533)	$—

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

For the Three Months Ended July 31, 2011 and 2010

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

Certificates of deposit recorded as cash equivalents and short-term investments are not measured at fair value on a recurring basis and as such are not included in the tables above. The following table sets forth the carrying value of certificates of deposit recorded as cash equivalents and short-term investments for the dates presented (in thousands):

	July 31,	April 30,
	2011	2011
Certificates of deposit recorded as cash equivalents	$15,036	$16,445
Certificates of deposit recorded as short-term investments	$1,503	$1,503

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

Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company did not have any assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended July 31, 2011.

Note 10 — Segment and Geographic Information

For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended
	July 31,
	2011	2010
OEMs and VARs	77.2%	68.4%
Distributors	22.8	31.6
Total	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Since the Company’s end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where their components are sourced. The revenues by geography in the following table are based on the country or region in which the Company’s customers issue their purchase orders for the periods presented (in thousands):

	Three Months Ended
	July 31,
	2011	2010
China	$159,276	$127,452
South Korea	69,252	36,698
Malaysia	13,940	19,175
Taiwan	6,348	4,582
United States	3,901	1,231
All other	23,354	3,933
Total	$276,071	$193,071

The Company’s long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	July 31,	April 30,
	2011	2011
Taiwan	$101,484	$98,001
China	69,599	67,218
United States	55,915	56,428
All other	648	646
Total	$227,646	$222,293

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the three months ended July 31, 2011 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2011	$533,776
Exercise of common stock options	12,367
Employee stock purchase plan	3,125
Employee stock-based compensation	5,285
Withholding tax deduction on restricted stock units	(2,601)
Tax effect from stock-based compensation	2,818
Balance at July 31, 2011	$554,770

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Comprehensive Income

Comprehensive income is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income for all periods presented (in thousands):

	Three Months Ended
	July 31,
	2011	2010
Net income	$41,972	$16,906
Translation gains (losses)	2	(112)
Net unrealized gains (losses) on available-for-sale securities, net of income taxes	(84)	427
Comprehensive income	41,890	17,221
Comprehensive loss attributable to noncontrolling interest	—	(102)
Comprehensive income attributable to OmniVision Technologies, Inc.	$41,890	$17,323

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended
	July 31,
	2011	2010
Income before income taxes	$41,169	$18,687
Provision for (benefit from) income taxes	$(803)	$1,781
Effective income tax rate	(2.0)%	9.5%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to the Company’s provision for income taxes for the three months ended July 31, 2011 included favorable adjustments to tax provisions from prior years due to changes in estimates, the tax benefit realized by the Company as a result of the employees’ disqualifying disposition of incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of applicable statute of limitations in foreign jurisdictions.

During the three months ended July 31, 2011, the Company reduced unrecognized tax benefits by approximately $2.4 million due to the lapse of applicable statute of limitations in foreign jurisdictions. During the three months ended July 31, 2011, the Company accrued an additional $373,000 of interest related to the Company’s unrecognized tax benefits. The Company is under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009.  It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of July 31, 2011, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $4.2 million due to lapses of statute of limitations in certain jurisdictions over the next 12 months.

Note 13 — Commitments and Contingencies

Commitments

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology Co. Ltd. (“OST”), a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of July 31, 2011, the Company had contributed $1.5 million, as required under the terms of its

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

$10.0 million capital commitment. The Company is required to contribute the remaining $8.5 million by October 2011, which represents a one-year extension from the original due date of October 2010.

During the three months ended April 30, 2011, the Company formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. (“OOC-China”), a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its manufacturing capabilities. The Company contributed $3.8 million of the committed $25.0 million registered capital in June 2011. The Company is required to contribute the remaining $21.2 million by April 2013.

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and the other defendants will receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. Certain objectors filed appeals, a number of which were dismissed. Following remand from the appellate court, the district court in August 2011 issued an order determining that the last remaining appellant was not a class member and thus lacked standing to object to the settlement. If for any reason the settlement does not become effective, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

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

Both the underwriters and the plaintiff filed petitions for a writ of certiorari in the United States Supreme Court. On June 27, 2011, the Court issued orders granting the underwriters’ petition and denying the plaintiff’s petition. The

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Company expects a ruling by June 2012. If the Court reverses the Ninth Circuit the case will likely be concluded. If the Court does not reverse the Ninth Circuit, the case will be remanded to the district court for further proceedings.

On March 6, 2009, Panavision Imaging, LLC (“Panavision”) filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation.  On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that OmniVision’s products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. The Court subsequently ordered the parties to submit a proposed schedule regarding U.S. Patent No. 6,818,877, and the parties submitted a proposed schedule on August 5, 2011. As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. On April 12, 2011, the Court dismissed with prejudice all of Panavision’s claims of infringement against OmniVision regarding U.S. Patent Nos. 7,057,150 and 6,663,029. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

On December 6, 2010, Ziptronix, Inc. (“Ziptronix”) filed a complaint alleging patent infringement against the Company in the District Court for the Northern District of California. The case is entitled Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525. In its complaint, Ziptronix asserts that the Company has made, used, offered to sell, sold and/or imported into the United States image sensors that infringe the following six patents: U.S. Patent Nos. 7,387,944 (“Method for Low Temperature Bonding and Bonded Structure”), 7,335,572 (“Method for Low Temperature Bonding and Bonded Structure”), 7,553,744 (“Method for Low Temperature Bonding and Bonded Structure”), 7,037,755 (“Three Dimensional Device Integration Method and Integrated Device”), 6,864,585 (“Three Dimensional Device Integration Method and Integrated Device”), and 7,807,549 (“Method for Low Temperature Bonding and Bonded Structure”). The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. The Company answered the complaint on May 4, 2011 and denied each of Ziptronix’s infringement claims against it. The Company expects to vigorously defend itself against Ziptronix’s allegations. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to it.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2011 and 2010

(unaudited)

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended
Related		July 31,
Party	Description	2011	2010

VisEra	Purchases of color filter and other manufacturing services	$36,137	$24,107
	Balances payable at period end, net	$332	$16,710

The following table summarizes the transactions that the Company’s equity method investees, SOI and VisEra, engaged with related parties for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2011	2010
SOI transactions with:
PTC:
Purchases of wafers	$—	$917
Rent and other services	—	25
Balance payable at period end, net	—	382
VisEra:
Purchases of manufacturing services	—	179
Balance payable at period end	—	79

VisEra transactions with:
TSMC:
Sales to TSMC	306	499
Purchase manufacturing and other services	83	10
Balance payable at period end, net	73	—
Balance receivable at period end, net	204	388
SOI:
Sales to SOI	—	179
Balance receivable at period end	$—	$79

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PTC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers’ future actions, the timing of the production of our products, our ability to resolve an outstanding product development issue, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the continued importance of the mobile phone market to our business, the continued concentration of manufacturers in the mobile phone market,  the further expansion of the smart phone segment within the mobile phone market, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 41 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

In February 2009, we announced the introduction of our CameraCube technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCube devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCube solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers.  Although currently our customers primarily use our CameraCube devices as secondary cameras in mobile handsets, going forward we anticipate that they will be used as the primary camera in mobile handsets.

In February 2010, we announced the introduction of our new OmniBSI-2™ architecture built on the advanced 300 mm copper process at the facilities of Taiwan Semiconductor Manufacturing Company Limited, or TSMC. The OmniBSI-2 architecture represents our second-generation BSI technology and enables us to design imaging pixels as small as 1.1 µm in dimension.

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

In August 2010, we also introduced the OV9740, a 1/6.5-inch system-on-a-chip, or SOC, CMOS image sensor designed for video applications in portable media players, home entertainment devices and notebooks. Because all image quality tuning and processing is done on-chip, the OV9740 enables customers to simplify product development and accelerate time-to-market. The OV9740 combines our 1.75- µm OmniBSI imaging pixel architecture and our proprietary high-end image signal processor to deliver 720p native HD video.

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

In February 2011, we also introduced the OV8830, our most advanced 8-megapixel image sensor to date, and the first to use our second generation OmniBSI-2 pixel architecture. Implementing the latest developments in BSI pixel technology, the OV8830 combines low power consumption, small die size and best-in-class pixel performance with advanced image processing features. This combination allows the OV8830 to support enhanced, fast frame rate image capture and 1080p or 720p HD video recording, making it highly suitable for feature rich smart phones. OmniBSI-2 technology is our first pixel architecture built on 300 mm wafers using a copper process with 65 nm design rules, which enables a number of improvements over OmniBSI technology’s performance, including improved pixel layout, better isolation, and reduced crosstalk.

In April 2011, we launched the OV12825, a 12.6-megapixel raw CMOS image sensor for advanced mobile applications. The OV12825 offers high-resolution still photography and 1080p HD video at 60 FPS with electronic image stabilization. These features make it an attractive solution for high-end feature and smart phone manufacturers. The OV12825 is built on our proven 1.4-µm OmniBSI™ pixel architecture.

In May 2011, we introduced the OV5690, the first 5-megapixel CMOS image sensor to use our advanced OmniBSI-2 pixel architecture. The OV5690’s advanced features include 1080p HD video recording at 30 FPS, an integrated scaler, and 2 x 2 binning functionality with re-sampling filter. The scaler enables electronic image stabilization, while maintaining full field of view in 720p and 1080p HD video modes, and allows for HD video with digital video zoom functionality.

Capital Resources

As of July 31, 2011, we held approximately $437.3 million in cash and cash equivalents and approximately $68.8 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

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

During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications suggesting certain major economies were returning to positive growth. Our quarterly sales improved in fiscal 2011, as compared to fiscal 2010 and fiscal 2009. However, as a result of recent events, it is uncertain whether the resumption of economic growth will be sustained. Given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 2.6 billion image sensors, including approximately 171 million in the three months ended July 31, 2011. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

We outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to VisEra Technologies Company, Ltd., or VisEra, our joint venture with TSMC. This approach allowed us to focus our resources on the design, development, marketing and testing of our products and to significantly reduce our capital requirements.

With our CameraCube products, we collaborate with the industry’s leading wafer-level lens suppliers and outsource the assembly process to VisEra. We recently entered into an agreement with VisEra to acquire from VisEra its wafer-level lens production operations to enhance our CameraCube production capabilities.

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

Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the global economic downturn in 2009, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second fiscal quarter of 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of recent macroeconomic uncertainties, we anticipate that we may experience some schedule delays on the part of our customers or other related factors that could cause our historical seasonal cycle to again be disrupted.

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

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. We introduced our CameraCube products in February 2009. Depending on the adoption rate and unit volume, we believe these products may also mitigate the rate of ASP decline. In order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely develop and introduce new

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

We have experienced a recent and unanticipated extension in the product development cycle of our OV8830 product.  This has delayed the production ramp up of this new sensor.  The product development extension was caused by a product development issue that emerged recently and that has not yet been totally resolved as of the filing of this Quarterly Report on Form 10-Q.  This has reduced our visibility and impaired our forecasting ability for the near-term.  If we are unable to resolve the issue in a timely manner, it could negatively impact our ability to timely deliver this product, damage our customer relationships and have an adverse effect on our future revenue.

Sources of Revenues

For shipments to customers without agreements that allow for returns or credits, principally OEMs and VARs, we recognize revenue using the “sell-in” method. Under this method, we recognize revenue when title passes to the customer provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of loss has transferred to the customer, collection of resulting receivables is considered reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining material obligations. We provide for future returns of potentially defective products based on historical experience at the time we recognize revenue. For cash consideration given to customers that is primarily in the form of rebates, and for which we do not receive a separately identifiable benefit or cannot reasonably estimate fair value, we record the amounts as reductions of revenue.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011. There have been no material changes in any of our critical accounting policies since April 30, 2011.

Results of Operations

The following table sets forth the results of our operations as a percentage of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended
	July 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	68.3	73.1
Gross margin	31.7	26.9

Operating expenses:
Research, development and related	10.3	10.5
Selling, general and administrative	5.8	7.4
Amortization of acquired patent portfolio	0.9	—
Total operating expenses	17.0	17.9

Income from operations	14.7	9.0
Interest expense, net	(0.1)	(0.1)
Other income, net	0.3	0.8
Income before income taxes	14.9	9.7

Provision for (benefit from) income taxes	(0.3)	0.9
Net income	15.2	8.8
Net income attributable to noncontrolling interest	—	—
Net income attributable to OmniVision Technologies, Inc.	15.2%	8.8%

Three Months Ended July 31, 2011 as Compared to Three Months Ended July 31, 2010

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues for the three months ended July 31, 2011 increased by 43.0% to $276.1 million from $193.1 million for the three months ended July 31, 2010. The increase in revenues was primarily due to a 27.7% increase in unit sales of our image-sensor products, reflecting increased unit shipments into our key target markets, including the mobile phone market, the notebook and webcam market, and the entertainment market; and an 11.8% increase in our ASPs as a result of a continued product mix shift towards our higher megapixel products from the prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was higher in the three months ended July 31, 2011 than in the prior-year period due to increased orders from our OEM and VAR customers. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

The following table shows the percentage of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	July 31,
	2011	2010
OEMs and VARs	77.2%	68.4%
Distributors	22.8	31.6
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended July 31, 2011, one OEM customer accounted for approximately 23.0% of our revenues. In the three months ended July 31, 2010, two OEM customers accounted for approximately 12.9% and 15.1% of our revenues. For the three months ended July 31, 2011 and 2010, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the three months ended July 31, 2011, one distributor customer accounted for approximately 14.0% of our revenues. In the three months ended July 31, 2010, one distributor customer accounted for approximately 16.5% of our revenues. For the three months ended July 31, 2011 and 2010, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentage of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2011 and 2010:

	Three Months Ended
	July 31,
	2011	2010
Domestic sales	1.4%	0.6%
Foreign sales	98.6	99.4
Total	100.0%	100.0%

We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Our sales to Asia-Pacific customers remain significant primarily as a result of the continuing trend of outsourcing the production of consumer electronics products to Asia-Pacific manufacturers and facilities and to the increasing markets in Asia for consumer products. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of products which incorporate our image sensors. Over time, our domestic and foreign sales mix may fluctuate as a result of changes in the composition of our customer list that we experience in our business.

Gross Profit

Our gross margin in the three months ended July 31, 2011 increased to 31.7% from 26.9% for the three months ended July 31, 2010. The year-over-year increase in gross margin reflected a favorable mix shift from VGA products to higher margin 1-megapixel and 2-megapixel and above products, primarily attributable to an increase in shipments of our BSI based image sensors. We also recorded an increase in the sales of previously written-down products in the three

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

months ended July 31, 2011, which totaled $5.1 million, as compared to $1.2 million during the same period in the prior fiscal year. In addition, the year-over-year increase in gross margin reflected a decrease in the write-down of inventories which totaled approximately $3.6 million during the three months ended July 31, 2011, as compared to $5.1 million in the similar prior year period. We recorded approximately $464,000 in stock-based compensation expense to cost of revenues during the three months ended July 31, 2011, as compared to $533,000 in the similar prior year period.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for the three months ended July 31, 2011 increased to approximately $28.3 million from approximately $20.2 million for the three months ended July 31, 2010. As a percentage of revenues, research, development and related expenses for the three months July 31, 2011 and 2010 represented 10.3% and 10.5%, respectively.

The increase in research, development and related expenses of approximately $8.1 million, or 40.1%, for the three months ended July 31, 2011 from the similar period in the prior year resulted from: a $5.1 million increase in non-recurring engineering expenses related to new product development; a $2.3 million increase in salary and payroll-related expenses resulting from a headcount increase and a company-wide annual salary increase; a $278,000 increase in depreciation and amortization expenses; and a $230,000 increase in legal expenses primarily related to patent registration activities. We anticipate that research, development and related expenses will increase for our second quarter of fiscal 2012 due to an anticipated increase in mask and other non-recurring engineering expenses as well as salary increases taking effect for the full quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses for the three months ended July 31, 2011 increased to approximately $16.1 million from $14.3 million for the three months ended July 31, 2010. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2011 and 2010 represented 5.8% and 7.4%, respectively.

The increase in selling, general and administrative expenses of approximately $1.8 million, or 12.4%, for the three months ended July 31, 2011 from the similar period in the prior year resulted primarily from: a $1.0 million increase in salary and payroll-related expenses resulting from a company-wide annual salary increase; a $231,000 increase in commission expenses paid primarily to distributors and sales representatives; a $203,000 increase in office and facility expenses; a $179,000 increase in stock-based compensation expenses; and a $146,000 increase in fees for outside services. These increases were partially offset by a $183,000 decrease in legal expenses related to patent defense. We anticipate that our selling, general and administrative expenses will increase during the second quarter of fiscal 2012 due to salary increases taking effect for the full quarter.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for the three months ended July 31, 2011. We did not incur any comparable charges during the three months ended July 31, 2010.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage, a construction loan and term loans. Interest expense, net, increased to $222,000 for the three months ended

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

July 31, 2011 from $200,000 in the prior year period. The $22,000 increase in interest expense, net, resulted from a $181,000 increase in interest expense, net of a $159,000 increase in interest income. The interest expense for the three month period ended July 31, 2010 was lower because we were capitalizing interest payments associated with our construction loan in China. The construction was substantially completed after July 31, 2010, and since then we have been recording the associated interest payments as expenses. The increase in interest income was the result of balance increases on interest-bearing accounts for the three months ended July 31, 2011 as compared to the same period in the prior year.

Other Income, Net

Other income, net, for the three months ended July 31, 2011 totaled $0.8 million, as compared to $1.5 million in the prior year. Other income, net, for the three months ended July 31, 2011 included a $1.0 million gain that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP; a $333,000 gain from a dividend declared by XinTec; and a $0.6 million loss on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property. Other income, net, for the three months ended July 31, 2010 included a $1.6 million gain that represented the difference between the fair value of our retained interest in SOI and the carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation; a $1.0 million gain that represented our portion of the net income recorded by WLCSP; and a $1.1 million loss on the interest rate swap agreements related to the mortgage on the Santa Clara Property.

Provision for (Benefit from) Income Taxes

We generated approximately $41.2 million and $18.7 million in income before income taxes for the three months ended July 31, 2011 and 2010, respectively. We recorded a benefit from income taxes of approximately $0.8 million and a provision for income taxes of approximately $1.8 million for the three months ended July 31, 2011 and 2010, respectively, resulting in effective tax rates of (2.0)% and 9.5% for the respective periods. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to our provision for income taxes for the three months ended July 31, 2011 included favorable adjustments to tax provisions from prior years due to changes in estimates, the tax benefit that we realized from our employees’ disqualifying disposition of incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of applicable statute of limitations in foreign jurisdictions.

During the three months ended July 31, 2011, we reduced unrecognized tax benefits by approximately $2.4 million due to the lapse of applicable statute of limitations in foreign jurisdictions. During the three months ended July 31, 2011, we accrued an additional $373,000 of interest related to our unrecognized tax benefits.  We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009.  It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of July 31, 2011, we anticipate that the balance of gross unrecognized tax benefits will decrease by $4.2 million due to lapses of statute of limitations in certain jurisdictions over the next 12 months.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the three months ended July 31, 2010 was $32,000, which represented the 56.3% ownership interest in SOI that we did not own in the net loss of SOI, as recorded by SOI from the beginning of our fiscal year through May 2010. We deconsolidated the entity in June 2010. (See Note 5 — “Long-term Investments” to our condensed consolidated financial statements.)

Liquidity and Capital Resources

Our principal sources of liquidity at July 31, 2011 consisted of cash, cash equivalents and short-term investments totaling $506.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity

Our working capital increased to $642.5 million as of July 31, 2011, as compared to $582.1 million as of April 30, 2011. Our working capital increased as a result of: a $57.9 million increase in cash and cash equivalents primarily due to cash provided by operating activities; a $36.9 million increase in inventories; a $3.8 million increase in prepaid and deferred income taxes; and a $1.7 million decrease in deferred revenues, less cost of revenues. These increases in working capital were partially offset by: a $18.7 million decrease in short-term investments; a $15.8 million increase in accounts payable resulting from an increase in production activities; a $2.7 million decrease in prepaid expenses and other current assets; and a $2.0 million decrease in accounts receivable, net, resulting from days of sales outstanding decreasing to 47 days for the three months ended July 31, 2011 from 49 days from the three months ended April 30, 2011.

Cash balances are held throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of July 31, 2011, the principal amounts outstanding under the Mortgage Loan and Term Loan were $25.2 million and $3.2 million, respectively.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010 and drew down a total of approximately $17.8 million. As of July 31, 2011, the principal amount outstanding under the Construction Loan was $17.1 million at an interest rate of 5.3%.

Cash Flows from Operating Activities

For the three months ended July 31, 2011, net cash provided by operating activities totaled approximately $29.3 million as compared to $6.4 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $42.0 million for the three months ended July 31, 2011; adjustments for non-cash charges of $7.4 million in depreciation and amortization, $5.3 million in stock-based compensation, $4.0 million in gains on equity investments, net, $3.6 million in write-down of inventories, $2.8 million in the tax effect from stock-based compensation, $2.5 million in the excess tax benefit from stock-based compensation, and $0.6 million in losses on interest rate swaps; a $16.3 million increase in accounts payable; a $2.7 million decrease in prepaid expenses and other current assets; and a $2.0 million decrease in accounts receivable, net. These increases were partially offset by: a $40.2 million increase in inventories; a $1.9 million decrease in accrued expenses and other current liabilities; a $1.8 million increase in prepaid and deferred income taxes; a $1.6 million decrease in deferred revenues, less cost of revenues; and a $1.5 million decrease in income taxes payable. The $2.0 million decrease in accounts receivable, net, reflects the decrease in days of sales outstanding to 47 days as of July 31, 2011 from 49 days as of April 30, 2011. The $1.6 million decrease in deferred revenues, less cost of revenues, was due to a decrease in inventories at our distributors as of July 31, 2011.

For the three months ended July 31, 2010, net cash provided by operating activities totaled approximately $6.4 million as compared to $36.6 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $16.9 million for the three months ended July 31, 2010; adjustments for non-cash charges of $5.1 million in stock-based compensation, $4.4 million in depreciation and amortization, $5.1 million in write-down of inventories, $3.3 million in gains on equity investments, net, and $1.1 million in losses on interest rate swaps; a $9.5 million increase in accounts payable; a $1.4 million increase in deferred revenues, less cost of revenues; and a $2.4 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $19.6 million increase in accounts receivable, net; a $13.6 million increase in inventories; a $2.6 million decrease in accrued expenses and other current liabilities; and a $0.4 million increase in prepaid and deferred income taxes. The $19.6 million increase in accounts receivable, net, reflects the increased level of revenues during the three months ended July 31, 2010, as days of sales outstanding increased to 45 days as of July 31, 2010 from 42 days as of April 30, 2010. The $13.6 million increase in inventories resulted from a need to support an

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

anticipated increase in sales activity during fiscal 2011. The $1.4 million increase in deferred revenues, less cost of revenues, was due to an increase in sales to distributors during the three months ended July 31, 2010.

Cash Flows from Investing Activities

For the three months ended July 31, 2011, our cash provided by investing activities totaled $11.4 million as compared to cash provided by investing activities of approximately $15.8 million for the corresponding period in the prior year, primarily due to $29.9 million in net proceeds from sales or maturities of short-term investments, partially offset by $11.7 million in purchases of short-term investments, $5.4 million in purchases of property, plant and equipment and $1.0 million in purchases of intangible and other asset . For the three months ended July 31, 2010, our cash provided by investing activities totaled $15.8 million due to $25.7 million in proceeds from sales or maturities of short-term investments, partially offset by $4.7 million in purchases of intangible and other assets, $2.8 million due to the deconsolidation of SOI, $2.1 million in purchases of property, plant and equipment and $282,000 in purchases of long-term investments.

Cash Flows from Financing Activities

For the three months ended July 31, 2011, net cash provided by financing activities totaled approximately $17.1 million, as compared to $21.2 million during the corresponding period in the prior year. This increase was due to $15.5 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $2.5 million in excess tax benefits from stock-based compensation, partially offset by $0.9 million used to repay long-term borrowings. For the three months ended July 31, 2010, net cash provided by financing activities totaled approximately $21.2 million due to $20.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.5 million in excess tax benefits from stock-based compensation, partially offset by $0.9 million used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended October 31, 2008, we formed Shanghai OmniVision Semiconductor Technology Co. Ltd, or OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding its testing capabilities. As of July 31, 2011, we had contributed $1.5 million, as required under the terms of our $10.0 million capital commitment. We are required to contribute the remaining $8.5 million by October 2011, which represents a one-year extension from the original due date of October 2010.

During the three months ended April 30, 2011, we formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., or OOC-China, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities for CameraCube production. We contributed $3.8 million of the committed $25.0 million registered capital during the three months ended July 31, 2011. We are required to contribute the remaining $21.2 million by April 2013. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $75.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$15,313	$7,911	$7,333	$69	$—
Debt obligations(1)	45,495	4,330	6,014	12,746	22,405
Purchase obligations(2)	258,395	258,395	—	—	—
Total contractual obligations	319,203	270,636	13,347	12,815	22,405

Other Commercial Commitments:
OST(3)	8,500	8,500	—	—	—
OOC-China(4)	21,250	—	21,250	—	—
Total commercial commitments	29,750	8,500	21,250	—	—
Total contractual obligations and commercial commitments	$348,953	$279,136	$34,597	$12,815	$22,405

(1)          In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of July 31, 2011, our balance outstanding under the Construction Loan was approximately $17.1 million. See Note 7 —“Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements.

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

(4)          During the three months ended April 30, 2011, we formed OOC-China, a wholly owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities. We contributed $3.8 million of the committed $25.0 million registered capital in June 2011. We are required to contribute the remaining $21.2 million by April 2013. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of July 31, 2011, the long-term income taxes payable, including estimated interest and penalties, was $86.0 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of July 31, 2011 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Recent Accounting Pronouncements

In June 2011, the FASB revised the authoritative guidance on how comprehensive income is presented. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. The presentation of other comprehensive income in the statement of stockholders’ equity is not allowed. The guidance is effective for us beginning in the first quarter of fiscal 2013. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

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

As of July 31, 2011, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2011 and 2010 were not material.

Given that the expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY and provides for a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination. As of July 31, 2011, the principal amount outstanding under the Construction Loan was $17.1 million. As of July 31, 2011, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement losses. As of July 31, 2011, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three months ended July 31 2011.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.3% at July 31, 2011. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2011, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three months ended July 31, 2011.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended July 31, 2011, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to us, and we will bear no financial liability. Our company and the other defendants will receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. Certain objectors filed appeals, a number of which were dismissed. Following remand from the appellate court, the district court in August 2011 issued an order determining that the last remaining appellant was not a class member and thus lacked standing to object to the settlement. If for any reason the settlement does not become effective, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

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

Both the underwriters and the plaintiff filed petitions for a writ of certiorari in the United States Supreme Court. On June 27, 2011, the Court issued orders granting the underwriters’ petition and denying the plaintiff’s petition. We expect a ruling by June 2012. If the Court reverses the Ninth Circuit the case will likely be concluded. If the Court does not reverse the Ninth Circuit, the case will be remanded to the district court for further proceedings.

On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that our products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. The Court subsequently ordered the parties to submit a proposed schedule regarding U.S. Patent No. 6,818,877, and the parties submitted a proposed schedule on August 5, 2011. As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. On April 12, 2011, the Court dismissed with prejudice all of Panavision’s claims of infringement against OmniVision regarding U.S. Patent Nos. 7,057,150 and 6,663,029. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

On December 6, 2010, Ziptronix, Inc., or Ziptronix, filed a complaint alleging patent infringement against us in the District Court for the Northern District of California. The case is entitled Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525.  In its complaint, Ziptronix asserts that we have made, used, offered to sell, sold and/or imported into the United States image sensors that infringe the following six patents: U.S. Patent Nos. 7,387,944 (“Method for Low Temperature Bonding and Bonded Structure”), 7,335,572 (“Method for Low Temperature Bonding and Bonded Structure”), 7,553,744 (“Method for Low Temperature Bonding and Bonded Structure”), 7,037,755 (“Three Dimensional Device Integration Method and Integrated Device”), 6,864,585 (“Three Dimensional Device Integration Method and Integrated Device”), and 7,807,549 (“Method for Low Temperature Bonding and Bonded Structure”). The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against us. We answered the complaint on May 4, 2011 and denied each of Ziptronix’s infringement claims against us. We expect to vigorously defend ourselves against Ziptronix’s allegations. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

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

The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2011 Annual Report on Form 10-K filed with the SEC on June 29, 2011. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

For the majority of our revenues, we depend on a few key customers and, the loss of one or more of our key customers, or their key end user customers, could significantly reduce our revenues.

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues.  These OEMs, VARs and distributors may rely upon one or more key end user customers for a significant portion of their revenue. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or their key end user customers, could result in our failure to achieve our revenue forecast for a particular period. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, or if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, our business and results of operation would be impaired, we may be unable to attract new customers to replace the revenue lost from such customers and our stock price could decrease, potentially significantly. Such a delay, cancellation or reduction of purchase orders or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end customers, and that are efficiently and successfully integrated into their products. This has become even more challenging as our customers’, including their key end user customers’, demand has continued to increase. In fiscal 2011, approximately 55.0% of our revenues came from sales to our top five customers. In addition, in the three months ended July 31, 2011, approximately 59.0% of our revenues came from sales to our top five customers, including one OEM customer that accounted for approximately 23.0% of our revenues, and one distributor customer that accounted for approximately 14.0% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end user customers and attract new customers.

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

Sales to the mobile phone market, including smart phones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 65% of our revenues in fiscal 2011. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2012 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 73% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

Our failure to successfully develop new products that achieve market acceptance in a timely fashion and that can be efficiently and successfully integrated with our customers’, including their key end customers’, products could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

•                  accurate prediction of market requirements and evolving standards, including imaging pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for webcams and other platforms;

•                  development of advanced technologies and capabilities, including our CameraCube, OmniBSI and OmniBSI-2 technologies;

•                  timely development and introduction of new CMOS image sensors that satisfy our customers’, including their key end customers’, requirements and specifications;

•                  development of products that maintain a technological advantage over the products of our competitors, including our advantages with respect to the functionality and imaging pixel capability of our image-sensor products and our proprietary testing processes; and

•                  market acceptance of the new products.

Accomplishing all of these steps is difficult, time consuming and expensive. We may be unable to develop new products or product enhancements in time to capture market opportunities, satisfy the requirements and specifications of our customers, including their key end customers, or achieve significant or sustainable acceptance in new and existing markets. In addition, our products could become obsolete sooner than anticipated because of a rapid change in one or more of the technologies related to our products or the reduced life cycles of consumer products.

Design wins are a key determinant of future revenues, and failure to obtain design wins adversely affects our revenues and impairs our ability to grow our business.

Our success has been, and will continue to be, dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions on a timely basis that satisfy the manufacturers’ requirements and specifications. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier and modifying its design platforms. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to grow our business in the future will be impaired.

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

If our unit sales continue to increase during fiscal 2012 as they did in fiscal 2011, the size of the orders we place with our foundries will increase as well. Because our foundries provide services to a number of companies, in the event they receive increased orders from us or one or more of the other companies that they service, they may be unable to provide us with the requested quantity of products, may subordinate our request to the requests of other larger companies or may increase the prices they charge us.  Recently, the entire semiconductor industry, including us, has experienced supply constraints.  Due to the lack of availability of products, supply constraints have forced companies in the industry to be unable to meet customers’ product demands and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products.  These actions result in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We have faced, and continue to face, these same challenges as we seek to meet our customers’ increasing demand for more of our products. If our customers’ demand remains at current levels or continues to increase or if for any reason our foundries are unable to provide a sufficient number of products to us on a timely basis and at acceptable yields and cost, we will experience even greater challenges related to supply constraints and may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

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

We rely on VisEra for the color filter application of our completed wafers and the assembly of our CameraCube imaging devices. In addition, we rely on Advanced Semiconductor Engineering, Inc. and on Tong Hsing for substantially all of our ceramic chip packages. We rely on XinTec, an investee company, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in chip-on-board packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers’ ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. In addition, external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that existed during fiscal 2009 and fiscal 2010 made it extremely challenging to accurately predict customer demand because demand demonstrated increased volatility.  Although customer demand for our products steadily increased during fiscal 2011 and the first quarter of fiscal 2012, there is no guarantee that such demand will continue to increase or remain at current levels.  If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $28.4 million as of July 31, 2011. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage and term loans into fixed rate loans. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record their fair value changes in our Consolidated Statements of Income, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

Many of the products using our image sensors, such as mobile phones, notebooks, tablets, webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second quarter of fiscal 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of recent macroeconomic uncertainties, we anticipate that we may experience some schedule delays on the part of our customers or other related factors that could cause our historical seasonal cycle to again be disrupted. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications suggesting that certain major economies were returning to positive growth. However, as a result of recent events, it is uncertain whether such resumption of growth will be sustained. Given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results.  If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2011, our goodwill totaled approximately $1.1 million, our intangible assets totaled approximately $67.0 million and our long-term investments totaled approximately $109.2 million.

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

As of July 31, 2011, we held cash and cash equivalents totaling $437.3 million, and short-term investments totaling $68.8 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of July 31, 2011, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

There are risks associated with our operations in China.

In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, as part of our efforts to streamline our manufacturing process and reduce the costs and working capital associated with the testing of our image-sensor products, and relocated our automated image testing equipment from the United States to China. We are currently expanding our testing capabilities with additional automated testing equipment, which will also be located in China. Through OTC, we have also constructed research facilities in Shanghai. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

A number of other factors will also affect our future tax rate, and certain of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. These factors include changes in non-deductible share-based compensation, changes in tax laws or the interpretation of tax laws, changes in the proportion and geographic mix of our revenue or earnings, changes in the valuation of our deferred tax assets and liabilities, changes in available tax credits and the repatriation of non-U.S. earnings for which we have not previously provided U.S. taxes.

Our sales through distributors increase the complexity of our business and may reduce our ability to forecast revenues.

During fiscal 2011 and the three months ended July 31, 2011, approximately 24.7% and 22.8%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2011 and the three months ended July 31, 2011. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

As our business grows and becomes more complex, it is necessary that we expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business. During the three months ended July 31, 2008, we substantially completed the implementation of a new ERP based on a suite of application software developed by Oracle Corporation. We have made and will continue to make further enhancements and upgrades to the ERP, as necessary. Significant management attention and resources have been used and extensive planning has occurred to support effective implementation of the new ERP system. However, such implementation carries certain risks, including the risk of significant design errors that could materially and adversely affect our operating results and impact our ability to manage our business. As a result, there is a risk that deficiencies may exist in the future and that they could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through September 1, 2011, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on September 1, 2011 was $17.56 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 6.   EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*      Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: September 8, 2011

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: September 8, 2011

	By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*      Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.