Form 10-Q
period 2011-10-31
OMNIVISION TECHNOLOGIES INC
filed 2011-12-09
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

At December 2, 2011, 58,370,872 shares of common stock of the registrant were outstanding, exclusive of 14,120,414 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 31,	April 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$427,694	$379,379
Short-term investments	37,095	87,505
Accounts receivable, net of allowances for doubtful accounts and sales returns	126,755	142,606
Inventories	250,554	106,873
Prepaid and deferred income taxes	6,751	4,937
Prepaid expenses and other current assets	7,414	9,671
Total current assets	856,263	730,971
Property, plant and equipment, net	142,527	115,446
Long-term investments	119,965	104,616
Goodwill	10,227	1,122
Intangibles, net	75,437	69,892
Other long-term assets	7,125	12,111
Total assets	$1,211,544	$1,034,158

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$155,099	$102,519
Accrued expenses and other current liabilities	50,770	25,483
Deferred revenues, less cost of revenues	12,467	16,594
Current portion of long-term debt	3,844	4,323
Total current liabilities	222,180	148,919
Long-term liabilities:
Long-term income taxes payable	85,498	87,526
Non-current portion of long-term debt	41,088	41,916
Other long-term liabilities	22,061	4,472
Total long-term liabilities	148,647	133,914
Total liabilities	370,827	282,833

Commitments and contingencies (Note 14)

Equity:
OmniVision Technologies, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 72,182 shares issued and 59,641outstanding at October 31, 2011 and 70,515 shares issued and 57,974 outstanding at April 30, 2011, respectively	72	71
Additional paid-in capital	561,760	533,776
Accumulated other comprehensive income (loss)	(224)	1,426
Treasury stock, 12,541 at October 31, 2011 and April 30, 2011, respectively	(178,683)	(178,683)
Retained earnings	457,792	394,735
Total OmniVision Technologies, Inc. stockholders’ equity	840,717	751,325
Total equity	840,717	751,325
Total liabilities and equity	$1,211,544	$1,034,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Revenues	$217,919	$239,460	$493,990	$432,531
Cost of revenues	151,258	172,013	339,936	313,129
Gross profit	66,661	67,447	154,054	119,402

Operating expenses:
Research, development and related	29,027	20,894	57,372	41,126
Selling, general and administrative	15,771	14,741	31,874	29,070
Amortization of acquired patent portfolio	2,322	—	4,643	—
Total operating expenses	47,120	35,635	93,889	70,196

Income from operations	19,541	31,812	60,165	49,206
Benefit from acquisition of production operations from VisEra	8,626	—	8,626	—
Interest expense, net	(247)	(434)	(469)	(634)
Other income (expense), net	(211)	(421)	556	1,072
Income before income taxes	27,709	30,957	68,878	49,644

Provision for income taxes	6,624	2,090	5,821	3,871
Net income	21,085	28,867	63,057	45,773
Net loss attributable to noncontrolling interest	—	—	—	(32)
Net income attributable to OmniVision Technologies, Inc.	$21,085	$28,867	$63,057	$45,805

Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.35	$0.53	$1.07	$0.85
Diluted	$0.35	$0.50	$1.03	$0.80

Shares used in computing net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	59,612	54,235	59,131	53,724
Diluted	60,207	57,680	60,984	57,230

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2011	2010
Cash flows from operating activities:
Net income	$63,057	$45,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,173	9,292
Change in fair value of interest rate swap	958	1,450
Stock-based compensation	12,034	10,257
Tax effect from stock-based compensation	2,331	1,825
Gain on equity investments, net	(5,643)	(6,135)
Benefit from acquisition of production operations from VisEra	(8,626)	—
Write-down of inventories	7,770	10,443
Excess tax benefit from stock-based compensation	(2,331)	(1,249)
Loss on disposal of property, plant and equipment	23	—
Changes in assets and liabilities, net of acquisition and deconsolidation:
Accounts receivable, net	15,852	(38,901)
Inventories	(155,158)	31
Prepaid and deferred income taxes	4,308	(3,181)
Prepaid expenses and other assets	2,332	1,455
Accounts payable	52,692	6,189
Accrued expenses and other current liabilities	(3,385)	321
Income taxes payable	(2,030)	2,301
Deferred revenues, less cost of revenues	(4,114)	2,701
Deferred tax liabilities	—	1,457
Net cash provided by (used in) operating activities	(5,757)	44,029
Cash flows from investing activities:
Purchases of short-term investments	(46,310)	(37,356)
Proceeds from sales or maturities of short-term investments	95,913	78,277
Purchases of property, plant and equipment, net of sales	(11,371)	(3,350)
Purchases of long-term investments	(421)	(282)
Purchase of intangible and other assets	(1,000)	(5,000)
Deconsolidation of SOI	—	(2,816)
Net cash provided by investing activities	36,811	29,473
Cash flows from financing activities:
Repayment of long-term borrowings	(1,777)	(1,777)
Excess tax benefits from stock-based compensation	2,331	1,249
Proceeds from exercise of stock options and employee stock purchase plan	16,238	33,418
Net cash provided by financing activities	16,792	32,890
Effect of exchange rate changes on cash and cash equivalents	469	278
Net increase in cash and cash equivalents	48,315	106,670
Cash and cash equivalents at beginning of period	379,379	234,023
Cash and cash equivalents at end of period	$427,694	$340,693
Supplemental cash flow information:
Taxes paid	$1,813	$1,364
Interest paid, net of amount capitalized	$1,355	$1,448
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$3,030	$842
Acquisition of production operations from VisEra included in accrued expenses and other long-term liabilities	$42,923	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2011 and April 30, 2011 and for the three and six months ended October 31, 2011 and 2010 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2011 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 (the “Form 10-K”).

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

In September 2011, the FASB revised the authoritative guidance on how companies should test goodwill for impairment. The revised guidance allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, before determining whether it is necessary to perform additional goodwill impairment tests. The guidance is effective for the Company beginning in the first quarter of fiscal 2013, with an option for early adoption starting in the second quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of October 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$1,500	$1	$—	$1,501
U.S. government debt securities with maturities less than one year	14,933	1		14,934
U.S. government debt securities with maturities over one year	712			712
Commercial paper and bond funds	19,946	3	(1)	19,948
	$37,091	$5	$(1)	$37,095

Contractual maturity dates, less than one year				$32,354
Contractual maturity dates, one year to two years				4,681
Contractual maturity dates, two years to nineteen years				60
				$37,095

	As of April 30, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$1,500	$3	$—	$1,503
U.S. government debt securities with maturities less than one year	61,862	11	(7)	61,866
U.S. government debt securities with maturities over one year	718	1	—	719
Commercial paper and bond funds	23,412	10	(5)	23,417
	$87,492	$25	$(12)	$87,505

Contractual maturity dates, less than one year				$82,721
Contractual maturity dates, one year to two years				4,784
				$87,505

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		October 31,	April 30,
		2011	2011
	Cash and cash equivalents:
	Cash	$306,238	$272,481
	Money market funds, certificates of deposit and U.S. government bonds	121,456	106,898
		$427,694	$379,379
	Accounts receivable, net:
	Accounts receivable	$131,686	$146,745
Less:	Allowance for doubtful accounts	(1,923)	(1,834)
	Allowance for sales returns	(3,008)	(2,305)
		$126,755	$142,606
	Inventories:
	Work in progress	$102,323	$62,393
	Finished goods	148,231	44,480
		$250,554	$106,873
	Prepaid expenses and other current assets:
	Prepaid expenses	$6,680	$4,102
	Deposits and other	330	4,699
	Interest receivable	404	870
		$7,414	$9,671
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings and land use right	58,781	58,781
	Buildings/leasehold improvements	23,338	21,902
	Machinery and equipment	91,458	68,710
	Furniture and fixtures	4,851	4,817
	Software	6,560	6,387
	Construction in progress	15,260	4,932
		213,248	178,529
	Less: Accumulated depreciation and amortization	(70,721)	(63,083)
		$142,527	$115,446
	Other long-term assets:
	Deferred income tax assets — non-current	$4,963	$9,879
	Other long-term assets	2,162	2,232
		$7,125	$12,111
	Accrued expenses and other current liabilities:
	Employee compensation	$9,176	$9,605
	Third party commissions	833	694
	Professional services	1,897	1,912
	Noncancelable purchase commitments	2,229	2,100
	Rebates	1,570	2,951
	Due to VisEra for acquisition of production operations	26,000	—
	Other	9,065	8,221
		$50,770	$25,483
	Other long-term liabilities:
	Due to VisEra for acquisition of production operations	$16,923	$—
	Interest rate swaps	4,887	3,929
	Other	251	543
		$22,061	$4,472

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	October 31,	April 30,
	2011	2011
VisEra	$96,448	$81,258
WLCSP	15,737	14,042
XinTec	4,661	4,661
Tong Hsing	3,119	4,655
Total	$119,965	$104,616

VisEra Technologies Company, Ltd.

On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of October 31, 2011, the Company owned 49.1% of VisEra Cayman.

On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCube production operations. Total consideration for the operations was $42.9 million, to be paid in fiscal 2012 and 2013, and the transaction was closed in the second quarter of fiscal 2012. (See Note 6.)

The following table presents equity income recorded by the Company for the periods indicated in “Cost of revenues,” consisting of its portion of the net income recorded by VisEra during the periods presented (in thousands). The related benefit from the acquisition of the CameraCube production operations from VisEra is excluded from the equity income, and is instead recorded as “Benefit from acquisition of production operations.” (See Note 6 and 15.):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Equity income	$3,289	$2,152	$6,564	$3,285

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

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill that is not subject to amortization. This amount is recorded as a portion of the Company’s investment in WLCSP. The Company is amortizing the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years. As of October 31, 2011, the Company owned 18.7% of WLCSP.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Other income (expense), net” consisting of its portion of the net income recorded by WLCSP and equity method investment adjustments during those periods (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Equity income	$677	$395	$1,694	$1,380

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of October 31, 2011, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 15.8% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.9%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. As of October 31, 2011, the Company’s ownership in Tong Hsing was approximately 0.7%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis, net of deferred taxes. For the periods indicated, the Company recorded the following unrealized holding gains (losses) in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Unrealized holding gains (losses)	$(1,576)	$413	$(1,663)	$821

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

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

$2.5 million. After the deconsolidation, the Company owned 43.8% of SOI, which the Company accounted for under the equity method.

In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million, at which time the Company recorded a loss on sale of $72,000 to “Other income (expense), net.” Consequently, as of October 31, 2011, the Company had no continuing investment in SOI.

For the periods indicated, the Company recorded equity loss in “Other income (expense), net” for its portion of the net loss recorded by SOI (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Equity loss	$—	$(304)	$—	$(267)

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each investee’s financial statement was prepared under GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Operating data:
Revenues	$39,574	$26,709	$77,419	$53,154
Gross profit	12,699	7,249	24,558	12,699
Income from operations	9,741	4,483	18,272	7,301
Net income	$24,981	$5,412	$31,867	$6,558

China WLCSP Limited

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Operating data:
Revenues	$11,470	$8,221	$25,384	$19,058
Gross profit	6,044	2,968	14,112	9,099
Income from operations	4,113	951	10,187	6,174
Net income	$3,639	$990	$9,096	$6,002

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	October 31,	April 30,
	2011	2011
Undistributed earnings of investees	$44,867	$27,509

Note 6 — Acquisition of Production Operations from VisEra

On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCube production operations to better support the Company’s CameraCube production line. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. Approximately $26.0 million will be paid to VisEra during the third quarter of fiscal 2012. As of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

October 31, 2011, the $26.0 million due to VisEra is recorded in “Accrued expenses and other current liabilities.” The remaining balance of the cash consideration, of approximately $16.9 million, which is net of a discount of $1.1 million, is payable in fiscal 2013. As of October 31, 2011, the $16.9 million due to VisEra is recorded in “Other long-term liabilities.” In future periods, interest will be accreted to this amount at an annual rate of 5.3%.

The Company allocated the purchase consideration to tangible and intangible assets based on their estimated fair values. The excess purchase price over the value of the net tangible and identifiable intangible assets, which totaled $9.1 million, was recorded as goodwill. The goodwill recognized is generally not expected to be deductible for tax purposes, and is primarily attributed to the assembled workforce and to the Company’s expected synergies from the integration of the production line into the Company’s existing CameraCube business operations. The fair values assigned to acquired intangible assets were based on discounting to present values all relevant expected future cash flows that reflect management determined estimates and assumptions. These estimates and assumptions include, but are not limited to, utilization of patents and core technology, and the markets served. The expected future cash flows were discounted at rates ranging from 19.0% to 21.0%.

The purchase consideration has been allocated as follows, based on the estimated fair values of assets acquired (in thousands):

Fair Value

Due to VisEra in fiscal 2012	$26,000
Due to VisEra in fiscal 2013	16,923
Total purchase consideration, in cash	$42,923

	Fair Value	Amortization Period

Allocation:
Machinery and equipment	$22,618
Core technology	11,200	7 years
Goodwill	9,105
Total	$42,923

VisEra recorded the difference between the purchase price and the carrying values of the machinery and equipment sold to the Company as a gain from the sale of the CameraCube production operations’ controlling interest. As the Company accounts for its investment in VisEra under the equity method, the Company recorded a benefit of $8.6 million in “Benefit from acquisition of production operations from VisEra,” representing its portion of the net amount of gain recorded by VisEra during the three months ended October 31, 2011.

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the production operations had occurred as of the beginning of fiscal 2011. Pro forma adjustments include only the effects of events directly attributed to transactions that are factually supportable and expected to have a continuing impact. The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates, nor of the results that may occur in the future (in thousands, except per share data):

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

	Six Months Ended October 31,
	2011	2010

Revenues	$493,990	$432,531
Net income	$56,316	$51,212
Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.95	$0.95
Diluted	$0.92	$0.89

Note 7 — Goodwill and Intangible Assets

Goodwill

The change to the carrying value of the Company’s goodwill from May 1, 2011 through October 31, 2011 is reflected below (in thousands):

Goodwill
Balance at May 1, 2011	$1,122
Acquisition of production operations from VisEra	9,105
Balance at October 31, 2011	$10,227

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	October 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$5,417	$59,583
Core technology	35,610	20,391	15,219
Patents and licenses	13,460	13,460	—
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	154	186
In-process research and development	490	41	449
Intangible assets, net	$116,300	$40,863	$75,437

	April 30, 2011
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$774	$64,226
Core technology	24,410	19,474	4,936
Patents and licenses	13,460	13,423	37
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	137	203
In-process research and development	490	—	490
Intangible assets, net	$105,100	$35,208	$69,892

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Amortization of intangible assets	$483	$802	$1,012	$1,260
Amortization of acquired patent portfolio	$2,322	$—	$4,643	$—

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2012	$6,309
2013	12,588
2014	11,451
2015	11,062
2016	11,021
Thereafter	23,006
Total	$75,437

Note 8 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	October 31,	April 30,
	2011	2011

Mortgage loan	$25,036	$25,314
Term loan	2,500	4,000
Construction loan	17,396	16,925
	44,932	46,239
Less: amount due within one year	(3,844)	(4,323)
Non-current portion of long-term debt	$41,088	$41,916

As of October 31, 2011, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2012	$1,777	$791	$2,568
2013	1,554	1,581	3,135
2014	554	3,163	3,717
2015	554	3,163	3,717
2016	554	6,326	6,880
Thereafter	22,543	2,372	24,915
Total	$27,536	$17,396	$44,932

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

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

March 2008, the Company borrowed $6.0 million under the Term Loan to finance improvements to the Santa Clara Property. The Company drew down the remaining $6.0 million under the Term Loan in July 2008.

Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of October 31, 2011.

Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	October 31,	April 30,
	2011	2011
Mortgage Loan	1.1%	1.1%
Term Loan	1.5	1.5

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of October 31, 2011, the total amount outstanding under the Construction Loan was Chinese Yuan 110.0 million, or approximately $17.4 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 6.3% at October 31, 2011. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of October 31, 2011.

Derivative Instruments and Hedging Activities

As indicated above, the Company holds two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The Company utilizes the swaps to reduce the effect of interest rate variability on the two loans’ interest payments. The Company has not designated the two interest rate swaps as hedging instruments. Consequently, the Company remeasures the two interest rate swaps at fair value at each balance sheet date, and immediately recognizes any changes to the fair values in earnings. On the consolidated balance sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses. (See Note 10.)

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

The table below presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains (losses):
Other income (expense), net	$(354)	$(353)	$(958)	$(1,451)

	October 31,	April 30,
	2011	2011
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$4,887	$3,929

Note 9 — Net Income Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Antidilutive common stock subject to outstanding options	1,281,000	410,000	595,000	878,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Basic:
Numerator:
Net income attributable to OmniVision Technologies, Inc.	$21,085	$28,867	$63,057	$45,805

Denominator:
Weighted average common shares for net income per share attributable to OmniVision Technologies, Inc. common stockholders	59,612	54,235	59,131	53,724

Basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	$0.35	$0.53	$1.07	$0.85

Diluted:
Numerator:
Net income attributable to OmniVision Technologies. Inc.	$21,085	$28,867	$63,057	$45,805

Denominator:
Denominator for basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	59,612	54,235	59,131	53,724
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	595	3,445	1,853	3,506
Weighted average common shares for diluted net income per share	60,207	57,680	60,984	57,230

Diluted net income per share attributable to OmniVision Technologies, Inc. common stockholders	$0.35	$0.50	$1.03	$0.80

Note 10 — Fair Value Measurements

The authoritative guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

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

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	October 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$97,447	$97,447	$—	$—
Debt securities issued by U.S. government and U.S. government agencies	16,899	—	16,899	—
Corporate debt securities/commercial paper	32,695	—	32,695	—
Equity investment in Tong Hsing	3,119	3,119	—	—
Total assets	$150,160	$100,566	$49,594	$—
Interest rate swaps	$(4,887)	$—	$(4,887)	$—
Total liabilities	$(4,887)	$—	$(4,887)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	October 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$111,447	$97,447	$14,000	$—
Short-term investments	35,594	—	35,594	—
Long-term investments	3,119	3,119	—	—
Total assets	$150,160	$100,566	$49,594	$—
Interest rate swaps	$(4,887)	$—	$(4,887)	$—
Total liabilities	$(4,887)	$—	$(4,887)	$—

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

For the Three and Six Months Ended October 31, 2011 and 2010

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

Certificates of deposit recorded as cash equivalents and short-term investments are not measured at fair value on a recurring basis and as such are not included in the tables above. The following table sets forth the carrying value of certificates of deposit recorded as cash equivalents and short-term investments for the dates presented (in thousands):

	October 31,	April 30,
	2011	2011
Certificates of deposit recorded as cash equivalents	$10,009	$16,445
Certificates of deposit recorded as short-term investments	$1,501	$1,503

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

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate their fair values. The fair values of the Mortgage Loan, Term Loan and Construction Loan approximate book values as the underlying interest rates are based on risk-adjusted market rates.

Note 11 — Segment and Geographic Information

For all periods presented, the Company operated in a single reportable business segment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
OEMs and VARs	79.0%	73.9%	78.0%	71.4%
Distributors	21.0	26.1	22.0	28.6
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
China	$137,387	$166,421	$296,663	$293,872
South Korea	22,016	42,642	91,268	79,341
Malaysia	15,106	14,927	29,046	34,101
Taiwan	4,719	8,391	11,067	12,973
United States	13,450	731	17,351	1,962
All other	25,241	6,348	48,595	10,282
Total	$217,919	$239,460	$493,990	$432,531

The Company’s long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	October 31,	April 30,
	2011	2011
Taiwan	$132,377	$98,001
China	75,831	67,218
United States	55,875	56,428
All other	571	646
Total	$264,654	$222,293

Note 12 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the six months ended October 31, 2011 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2011	$533,776
Exercise of common stock options	13,112
Employee stock purchase plan	3,125
Employee stock-based compensation	12,034
Withholding tax deduction on restricted stock units	(2,618)
Tax effect from stock-based compensation	2,331
Balance at October 31, 2011	$561,760

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

Comprehensive Income

Comprehensive income is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income for all periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Net income	$21,085	$28,867	$63,057	$45,773
Translation gains (losses)	17	(106)	19	(148)
Net unrealized gains (losses) on available-for-sale securities, net of income taxes	(1,585)	392	(1,669)	819
Comprehensive income	19,517	29,153	61,407	46,444
Comprehensive loss attributable to noncontrolling interest	—	—	—	(102)
Comprehensive income attributable to OmniVision Technologies, Inc.	$19,517	$29,153	$61,407	$46,546

Note 13 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Income before income taxes	$27,709	$30,957	$68,878	$49,644
Provision for income taxes	$6,624	$2,090	$5,821	$3,871
Effective income tax rate	23.9%	6.8%	8.5%	7.8%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to the Company’s provision for income taxes for the three months ended October 31, 2011 included unfavorable adjustments to tax provisions from prior years due to changes in estimates, the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies and the income tax expense associated with the Company’s share of the gain recognized by VisEra from its sale of the CameraCube production operations. (See Note 6.) These unfavorable adjustments to the Company’s provision for income taxes for the three months ended October 31, 2011 were partially offset by the tax benefits realized by the Company from the foreign exchange gain associated with the Company’s unrecognized tax benefits and a reduction of unrecognized tax benefits due to the lapse of the applicable statute of limitations in a foreign jurisdiction.

During the three months ended October 31, 2011, the Company reduced unrecognized tax benefits by approximately $343,000 due to the lapse of the applicable statute of limitations in a foreign jurisdiction. During the three months ended October 31, 2011, the Company accrued an additional $362,000 of interest related to the Company’s unrecognized tax benefits. The Company is under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009.  It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of October 31, 2011, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $4.1 million due to lapses of the applicable statute of limitations in certain jurisdictions over the next 12 months.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

Note 14 — Commitments and Contingencies

Commitments

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology Co. Ltd. (“OST”), a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding the Company’s testing capabilities. As of October 31, 2011, the Company had contributed $1.5 million, as required under the terms of its $10.0 million capital commitment. The Company is currently reviewing with the local government the contribution schedule of the remaining $8.5 million.

During the three months ended April 30, 2011, the Company formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. (“OOC-China”), a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding the Company’s manufacturing capabilities. The Company contributed $3.8 million of the committed $25.0 million registered capital in June 2011. The Company is required to contribute the remaining $21.2 million by April 2013.

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and the other defendants will receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. Certain objectors filed appeals, a number of which were dismissed by agreement or by the appellate court. Following remand from the appellate court, the district court in August 2011 issued an order determining that the last remaining appellant was not a class member and thus lacked standing to object to the settlement. The August 2011 ruling is on appeal. If for any reason the settlement does not become effective, and litigation against the Company proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

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

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

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

Both the underwriters and the plaintiff filed petitions for a writ of certiorari in the United States Supreme Court. On June 27, 2011, the Court issued orders granting the underwriters’ petition and denying the plaintiff’s petition. The Company expects a ruling by June 2012. If the Court reverses the Ninth Circuit the case will likely be concluded. If the Court does not reverse the Ninth Circuit, the case will be remanded to the district court for further proceedings.

On March 6, 2009, Panavision Imaging, LLC (“Panavision”) filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation.  On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that OmniVision’s products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. The Court then ordered the parties to submit a proposed schedule regarding U.S. Patent No. 6,818,877, and the parties submitted a proposed schedule on August 5, 2011. Subsequently, the Court adopted the parties’ schedule. The Court has scheduled the hearing on motions for summary judgment with respect to U.S. Patent No. 6,818,877 on April 2, 2012. As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. On April 12, 2011, the Court dismissed with prejudice all of Panavision’s claims of infringement against OmniVision regarding U.S. Patent Nos. 7,057,150 and 6,663,029. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

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

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

costs, and injunctive relief against the Company. The Company answered the complaint on May 4, 2011 and denied each of Ziptronix’s infringement claims against it. The Company expects to vigorously defend itself against Ziptronix’s allegations. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to it.

On October 26, 2011, a putative class action complaint captioned Woburn Retirement System v. OmniVision Technologies, Inc., et al., Case No. 11-cv-5235, was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director.  On November 4, 2011, a similar putative class action was filed against the same defendants in the same Court, Laborers Local 235 Benefit Funds v. OmniVision Technologies, Inc., et al., Case No. 11-cv-5372. Both complaints allege that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company’s business and financial results, in particular the use of its imaging sensors in Apple Inc.’s iPhone. The complaints seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between August 27, 2010 and October 13, 2011.  No response date has been set.  The Company intends to vigorously defend itself against these allegations. At this time, the Company cannot estimate or predict whether this matter will result in any material loss to it.

On November 15, 2011, a shareholder derivative complaint captioned William H. Barlow v. Shaw Hong, et al. Case No. 1-11-CV-213177, was filed in the Superior Court of California, County of Santa Clara, against several of the Company’s current officers and directors and one former director.  The Company was also named as a nominal defendant.  The complaint makes allegations similar to those presented in the Woburn and Laborers Local 235 Benefit Funds actions, but it asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment.  The complaint seeks unspecified damages on behalf of the Company.  No response date has been set. At this time, the Company cannot estimate or predict whether this matter will result in any material loss to it.

Note 15 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
Related		October 31,		October 31,
Party	Services	2011	2010	2011	2010
VisEra	Purchases of color filter and other manufacturing services	$37,927	$26,285	$74,064	$50,392
	Balances payable at period end, net	$28,025	$17,300	$28,025	$17,300

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2011 and 2010

(unaudited)

The following table summarizes the transactions that the Company’s equity method investees, SOI and VisEra, engaged with related parties for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
SOI transactions with:
PTC:
Purchases of wafers	$—	$364	$—	$1,281
Rent and other services	—	25	—	50
Balance payable at period end, net	—	29	—	29
VisEra:
Purchases of manufacturing services	—	15	—	194
Balance payable at period end	—	—	—	—

VisEra transactions with:
TSMC:
Sales to TSMC	212	754	518	1,253
Purchases of manufacturing and other services	108	146	191	156
Balance receivable at period end, net	86	352	86	352
SOI:
Sales to SOI	—	15	—	194
Balance receivable at period end	$—	$—	$—	$—

As disclosed in Note 5, the Company sold its entire interest in SOI during the third quarter of fiscal 2011.

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PTC.

Note 16 — Subsequent Events

On November 7, 2011, the Company’s board of directors approved a stock repurchase program that provides for the repurchase of up to $100 million of its outstanding common stock in an open-market program.

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

OmniVision, the OmniVision logo, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCube, OmniBSI, OmniBSI-2, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP and SquareGA are trademarks of OmniVision Technologies, Inc. Wavefront Coded and Wavefront Coding are registered trademarks of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

Overview

We design, develop and market high-performance, highly integrated and cost-efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we refer to as CameraChip™ image sensors, capture an image electronically and are used in a number of consumers and commercial mass-market applications. Our CameraChip image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We have also integrated our CameraChip image sensors with wafer-level optics, which we refer to as CameraCube™ imaging devices. Our CameraCube imaging device is a small footprint, total camera solution that we believe will enable the further miniaturization of camera products. We believe that our highly integrated image sensors and imaging devices enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost-effective and more power-efficient than cameras using traditional charge-coupled devices, or CCDs.

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

In February 2009, we announced the introduction of our CameraCube technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCube devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCube solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers.  Although currently our customers primarily use our CameraCube devices as secondary cameras in mobile handsets, going forward, we anticipate that they will be used as the primary camera in mobile handsets.

In February 2010, we announced the introduction of our new OmniBSI-2™ architecture built on the advanced 300 mm copper process at the facilities of Taiwan Semiconductor Manufacturing Company Limited, or TSMC. The OmniBSI-2 architecture represents our second-generation BSI technology and enables us to design imaging pixels as small as 1.1 µm in dimension.

Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected production or performance issues with current or future products. During the early stages of production, production yields and gross margins for products based on new technology are typically lower than those of established products.

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

In January 2011, we introduced the OV10810, a 10-megapixel CMOS image sensor built on our highly optimized 1.4-µm OmniBSI pixel architecture. The 1/2.5-inch OV10810 is designed to offer complete convergence between high-resolution still photography and full HD video by combining 10-megapixel burst photography at 30 frames per second, or FPS, with full 1080p HD video in a native 16:9 aspect ratio. The OV10810 is designed for digital still and video camera hybrids and high-end smart phones.

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

In August 2011, we introduced the OV8850, our first 8-megapixel CMOS image sensor based on our advanced 1.1-µm OmniBSI-2 pixel architecture. The 1/4-inch OV8850 has a small footprint and is designed for slim autofocus camera modules. The OV8850 supports 1080p HD video recording at 30 FPS. With a 2 x 2 binning functionality, the OV8850 also provides 720p HD video recording at 60 FPS with electronic image stabilization.

In August 2011, we also introduced OV9770, a 1/6-inch HD image sensor based on our advanced 1.75-µm OmniBSI-2 pixel architecture. As a native 720p HD sensor, the OV9770 is capable of capturing 30 FPS HD video without suffering from degradation or image artifacts due to scaling or cropping. The OV9770 is designed for notebooks, tables and portable media players.

In August 2011, we introduced a third product, the OV5680, our first 5-megapixel CMOS image sensor based on our 1.75-µm OmniBSI-2 pixel architecture. The 1/3.2-inch OV5680 offers high frame rate 1080p/30 and 720p/60 HD video recording. It can also synchronize exposure and frame for stereo cameras to meet 3D video capture requirements. The OV5680 is designed to meet the needs of video-centric mobile phone cameras and dedicated digital video cameras.

Capital Resources

As of October 31, 2011, we held approximately $427.7 million in cash and cash equivalents and approximately $37.1 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

On November 7, 2011, we announced that our board of directors authorized a program to repurchase up to $100 million of our outstanding common stock, effective immediately. The exact amount, method and timing of any purchases under the stock repurchase program will be subject to market conditions, legal requirements, management’s judgment, as well as other factors.  The stock repurchase program does not obligate us to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice.  Our board of directors may modify, extend or terminate the stock repurchase program at any time.

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

Market Environment

We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customer within a product group. Thus, we have marketing teams that address the mobile phone market, the notebook and webcam market, the digital still camera, or DSC, market, the security and surveillance market, the entertainment market, and the automotive and medical markets.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 2.8 billion image sensors, including approximately 324 million in the six months ended October 31, 2011. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

With our CameraCube products, we collaborate with the industry’s leading wafer-level lens suppliers. To enhance our CameraCube production capabilities, we acquired from VisEra in October 2011 its CameraCube production and assembly operations, which we had previously outsourced to them.

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

Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the global economic downturn in 2009, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second fiscal quarter of 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of recent macroeconomic uncertainties, some schedule delays in our product introductions and unexpected cutbacks in order from certain of our key customers, we anticipate our historical seasonal cycle to again be disrupted.

We believe that the market opportunities represented by mobile phones remain very large, although the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery. We also believe that, like the DSC market, mobile phone, notebook, tablet and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of a broader variety of products.

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

higher resolution products. We introduced our CameraCube products in February 2009. Depending on the adoption rate and unit volume, we believe these products may also mitigate the rate of ASP decline. In order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields, and in order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to the lack of availability of products, supply constraints forced companies in the industry to be unable to meet the product demands of their customers and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges then as we sought to meet our customers’ demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If constraints in supply were to happen again and we were unable to manage our products appropriately, we may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. Recently, certain of our key customers unexpectedly cutback their orders, and as a result our inventories at the end of the second quarter of fiscal 2012 were higher than we intended them to be. We may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition.

In addition to the effect it had on our inventory levels, the recent cutbacks in our customers’ orders reduced our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenues for the second quarter of fiscal 2012. We expect the business environment to remain volatile throughout the remainder of fiscal 2012, especially in the consumer-oriented product markets.

We also experienced a recent and unanticipated extension in the product development cycle of our OV8830 product. This delayed the production ramp up of this new sensor. Towards the end of our second quarter of fiscal 2012, we started to ship this product in very limited quantities. Although we plan to promote this product to our key customers, if we are unsuccessful in integrating this product into our key customers’ products, it could adversely affect our growth opportunities and our future revenue.

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

For shipment of products sold to distributors under agreements allowing for returns or credits, title and risk of ownership to the products transfer to the distributor upon shipment, and the distributor is obligated to pay for the products whether or not the distributor has sold them at the time payment is due. Under the terms of our agreements with such distributors and subject to our prior approval, distributors are entitled to reclaim from us as price adjustments the difference, if any, between the prices at which we sold the product to the distributors and the prices at which the product is subsequently sold by the distributor. In addition, distributors have limited rights to return inventory that they determine is in excess of their requirements, and accordingly, in determining the appropriate level of provision for excess and obsolete inventory, we take into account the inventories held by our distributors. For these reasons, prices and revenues are not fixed or determinable until the distributor resells the products to our end-user customers and the distributor notifies us in writing of the details of such sales transactions. Accordingly, we recognize revenue using the “sell-through” method. Under the “sell-through” method, we defer the revenue, adjustments to revenue and the related costs of revenue until the final resale of such products to end customers. The amounts billed to these distributors, adjustments to revenue and the cost of inventory shipped to, but not yet sold by, the distributors are shown net on the Consolidated Balance Sheets as “Deferred revenues, less cost of revenues.”

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

Results of Operations

The following table sets forth the results of our operations as percentages of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.4	71.8	68.8	72.4
Gross margin	30.6	28.2	31.2	27.6

Operating expenses:
Research, development and related	13.3	8.7	11.6	9.5
Selling, general and administrative	7.2	6.2	6.5	6.7
Amortization of acquired patent portfolio	1.1	—	0.9	—
Total operating expenses	21.6	14.9	19.0	16.2

Income from operations	9.0	13.3	12.2	11.4
Benefit from acquisition of production operations from VisEra	4.0	—	1.7	—
Interest expense, net	(0.2)	(0.2)	(0.1)	(0.1)
Other income (expense), net	(0.1)	(0.2)	0.1	0.2
Income before income taxes	12.7	12.9	13.9	11.5

Provision for income taxes	3.0	0.8	1.1	0.9
Net income	9.7	12.1	12.8	10.6
Net loss attributable to noncontrolling interest	—	—	—	—
Net income attributable to OmniVision Technologies, Inc.	9.7%	12.1%	12.8%	10.6%

Three Months Ended October 31, 2011 as Compared to Three Months Ended October 31, 2010

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and webcams, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues for the three months ended October 31, 2011 decreased by 9.0% to $217.9 million from $239.5 million for the three months ended October 31, 2010. The decrease in revenues was primarily due to a 16.9% decrease in unit sales of our image-sensor products, reflecting decreased unit shipments into the mobile phone and the notebook and webcam markets; partially offset by an increase in unit shipments into the entertainment market. The decrease in revenues was also partially offset by a 10.0% increase in our ASPs as a result of a continued product mix shift towards our higher megapixel products from the prior year period.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was higher in the three months ended October 31, 2011 than that in the prior year period due to increased orders from our OEM and VAR customers. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	October 31,
	2011	2010
OEMs and VARs	79.0%	73.9%
Distributors	21.0	26.1
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended October 31, 2011, two OEM customers accounted for approximately 11.0% and 11.9% of our revenues, respectively. In the three months ended October 31, 2010, one OEM customer accounted for approximately 13.6% of our revenues. For the three months ended October 31, 2011 and 2010, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the three months ended October 31, 2011, one distributor customer accounted for approximately 11.6% of our revenues. In the three months ended October 31, 2010, one distributor customer accounted for approximately 14.5% of our revenues. For the three months ended October 31, 2011 and 2010, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2011 and 2010:

	Three Months Ended
	October 31,
	2011	2010
Domestic sales	6.2%	0.3%
Foreign sales	93.8	99.7
Total	100.0%	100.0%

We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Our sales to Asia-Pacific customers remain significant primarily due to the continuing trend of outsourcing the production of consumer electronics products to Asia-Pacific manufacturers and facilities and as a result of the increasing markets in Asia for consumer products. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of products which incorporate our image sensors. Over time, our domestic and foreign sales mix may fluctuate as a result of changes in the composition of our customer list that we experience in our business.

Gross Profit

Our gross margin in the three months ended October 31, 2011 increased to 30.6% from 28.2% for the three months ended October 31, 2010. The year-over-year increase in gross margin reflected a favorable mix shift from VGA products to higher margin 1-megapixel and 2-megapixel and above products, primarily attributable to an increase in shipments of our BSI based image sensors. We also recorded a decrease in the write-down of inventories which totaled approximately $4.2 million during the three months ended October 31, 2011, as compared to $5.3 million in the similar prior year period. The year-over-year increase in gross margin was partially offset by a decrease in the sales of previously written-down products in the three months ended October 31, 2011, which totaled $3.2 million, as compared to $3.4 million during the same period in the prior fiscal year. We recorded approximately $0.7 million in stock-based compensation expense to cost of revenues during the three months ended October 31, 2011, as compared to $0.5 million in the similar prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for the three months ended October 31, 2011 increased to approximately $29.0 million from approximately $20.9 million for the three months ended October 31, 2010. As a percentage of revenues, research, development and related expenses for the three months ended October 31, 2011 and 2010 represented 13.3% and 8.7%, respectively.

The increase in research, development and related expenses of approximately $8.1 million, or 38.9%, for the three months ended October 31, 2011 from the similar period in the prior year resulted from: a $6.7 million increase in non-recurring engineering expenses related to new product development; a $0.8 million increase in stock-based compensation expenses; and a $404,000 increase in salary and payroll-related expenses resulting from a headcount increase; partially offset by a $219,000 decrease in depreciation and amortization expenses. We anticipate that research, development and related expenses will decrease for our third quarter of fiscal 2012 due to an anticipated decrease mask releases and other non-recurring engineering expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses for the three months ended October 31, 2011 increased to approximately $15.8 million from $14.7 million for the three months ended October 31, 2010. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2011 and 2010 represented 7.2% and 6.2%, respectively. The increase in selling, general and administrative expenses of approximately $1.1 million, or 7.5%, for the three months ended October 31, 2011 from the similar period in the prior year resulted primarily from: a $0.7 million increase in stock-based compensation expenses; a $358,000 increase in legal expenses related to patent defense; and a $219,000 increase in salary and payroll-related expenses resulting from a headcount increase. These increases were partially offset by a $319,000 decrease in commission expenses paid primarily to distributors and sales representatives. We anticipate that our selling, general and administrative expenses will decrease during the third quarter of fiscal 2012 due to lower commission payments and slightly lower payroll-related expenses.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for the three months ended October 31, 2011. We did not incur any comparable charges during the three months ended October 31, 2010.

Benefit from Acquisition of Production Operations from VisEra

In October 2011, we acquired the CameraCube production operations from VisEra, for a total consideration of $42.9 million, to be paid in fiscal 2012 and 2013. VisEra recorded the difference between the purchase price and the carrying values of the machinery and equipment sold to us as a gain from the sale of the CameraCube production operations’ controlling interest. As we account for our investment in VisEra under the equity method, we recorded a one-time benefit of $8.6 million in “Benefit from acquisition of production operations,” representing our portion of the net amount of gain recorded by VisEra.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a mortgage, a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

construction loan and a term loan. Interest expense, net, decreased to $247,000 for the three months ended October 31, 2011 from $434,000 in the prior year period. The $187,000 decrease in interest expense, net, resulted from a $32,000 decrease in interest expense, net of a $155,000 increase in interest income. The increase in interest income was the result of balance increases on interest-bearing accounts for the three months ended October 31, 2011 as compared to the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net, for the three months ended October 31, 2011 totaled $(211,000), as compared to $(421,000) in the prior year. Other income (expense), net, for the three months ended October 31, 2011 included a $0.7 million gain that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP; a $0.6 million loss from foreign exchange; and a $354,000 loss on the interest rate swap agreements related to the mortgage and term loan on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property. Other income (expense), net, for the three months ended October 31, 2010 included a $353,000 loss on the interest rate swap agreements related to the mortgage on our Santa Clara Property and a $304,000 loss that represented our portion of the net loss recorded by Silicon Optronics, Inc, or SOI, partially offset by a $395,000 gain that represented our portion of the net income recorded by WLCSP.

Provision for Income Taxes

We generated approximately $27.7 million and $31.0 million in income before income taxes for the three months ended October 31, 2011 and 2010, respectively. We recorded a provision for income taxes of approximately $6.6 million and $2.1 million for the three months ended October 31, 2011 and 2010, respectively, resulting in effective tax rates of 23.9% and 6.8% for the respective periods. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to our provision for income taxes for the three months ended October 31, 2011 included unfavorable adjustments to tax provisions from prior years due to changes in estimates, the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies and the income tax expense associated with our share of the gain recognized by VisEra from its sale of the CameraCube production operations. (See Note 6.) These unfavorable adjustments to our provision for income taxes for the three months ended October 31, 2011 were partially offset by the tax benefits that we realized from the foreign exchange gain associated with our unrecognized tax benefits and a reduction of unrecognized tax benefits due to the lapse of the applicable statute of limitations in a foreign jurisdiction.

During the three months ended October 31, 2011, we reduced unrecognized tax benefits by approximately $343,000 due to the lapse of the applicable statute of limitations in a foreign jurisdiction. During the three months ended October 31, 2011, we accrued an additional $362,000 of interest related to our unrecognized tax benefits.  We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009.  It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of October 31, 2011, we anticipate that the balance of gross unrecognized tax benefits will decrease by $4.1 million due to lapses of the applicable statute of limitations in certain jurisdictions over the next 12 months.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was zero for the three months ended October 31, 2011, which reflected the deconsolidation of SOI in June 2010. (See Note 5 — “Long-term Investments” to our condensed consolidated financial statements.)

Six Months Ended October 31, 2011 as Compared to Six Months Ended October 31, 2010

Revenues

Revenues for the six months ended October 31, 2011 increased by 14.2% to approximately $494.0 million from $432.5 million for the six months ended October 31, 2010. The increase in revenues was due to a 1.9% increase in the unit sales, primarily attributable to unit sales increases in our 1-megapixel and 2-megapixel and above products. This

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

unit increase was combined with a 12.6% increase in our ASPs as a result of a product mix shift in our higher megapixel products from the prior year period.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2011 and 2010:

	Six Months Ended
	October 31,
	2011	2010
OEMs and VARs	78.0%	71.4%
Distributors	22.0	28.6
Total	100.0%	100.0%

OEMs and VARs.   In the six months ended October 31, 2011, one OEM customer accounted for approximately 16.9% of our revenues. In the six months ended October 31, 2010, two OEM customers accounted for approximately 14.2% and 10.8% of our revenues, respectively. For the six months ended October 31, 2011 and 2010, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the six months ended October 31, 2011, one distributor customer accounted for approximately 13.0% of our revenues. In the six months ended October 31, 2010, one distributor customer accounted for approximately 15.4% of our revenues. For the six months ended October 31, 2011 and 2010, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2011 and 2010:

	Six Months Ended
	October 31,
	2011	2010
Domestic sales	3.5%	0.5%
Foreign sales	96.5	99.5
Total	100.0%	100.0%

We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Our sales to Asia-Pacific customers remain significant primarily the continuing trend of outsourcing the production of consumer electronics products to Asia-Pacific manufacturers and facilities and as a result of the increasing markets in Asia for consumer products. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of products which incorporate our image sensors. Over time, our domestic and foreign sales mix may fluctuate as a result of changes in the composition of our customer list that we experience in our business.

Gross Profit

Our gross margin in the six months ended October 31, 2011 increased to 31.2% from 27.6% for the six months ended October 31, 2010. The year-over-year increase in gross margin reflected a favorable product mix shift to our OmniBSI-based 1-megapixel and 2-megapixel and above products, and a decrease in the write-down of inventories which totaled approximately $7.8 million during the six months ended October 31, 2011, as compared to $10.4 million in the similar prior year period. In the six months ended October 31, 2011, we also recorded an increase in sales from previously written down products, which totaled $8.3 million, as compared to $4.6 million during the similar period in the prior fiscal year. We recorded approximately $1.2 million in stock-based compensation expense to cost of revenues during the six months ended October 31, 2011, as compared to $1.1 million in the six months ended October 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Research, Development and Related Expenses

Research, development and related expenses for the six months ended October 31, 2011 increased to approximately $57.4 million from approximately $41.1 million for the six months ended October 31, 2010. As a percentage of revenues, research, development and related expenses for the six months ended October 31, 2011 and 2010 represented 11.6% and 9.5%, respectively.

The increase in research, development and related expenses of approximately $16.2 million, or 39.5%, for the six months ended October 31, 2011 from the similar prior year period resulted primarily from an $11.8 million increase in non-recurring engineering expenses related to new product development; a $2.7 million increase in salary and payroll-related expenses; a $0.8 million increase in stock-based compensation expense; a $427,000 increase in patent-related expenses and a $322,000 increase in office and facilities expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended October 31, 2011 increased to approximately $31.9 million from $29.1 million for the six months ended October 31, 2010. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2011 and 2010 represented 6.5% and 6.7%, respectively.

The increase in selling, general and administrative expenses of approximately $2.8 million, or 9.6%, for the six months ended October 31, 2011 from the similar period in the prior year resulted primarily from: a $1.3 million increase in compensation and personnel-related expenses; a $0.9 million increase in stock-based compensation expense; a $402,000 increase in office and facility expenses; and a $175,000 increase in legal expenses related to patent defense. These increases were partially offset by a $119,000 decrease in bad debt expenses and a $217,000 decrease in depreciation expenses.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Kodak. Amortization of acquired patent portfolio totaled approximately $4.6 million for the six months ended October 31, 2011. We did not incur any comparable charges during the six months ended October 31, 2010.

Interest Expense, Net

Interest expense, net, for the six months ended October 31, 2011 decreased to approximately $0.5 million from $0.6 million for the six months ended October 31, 2010. The decrease in interest expense, net, for the six months ended October 31, 2011 as compared to the corresponding period in the prior year was the result of a $314,000 increase in interest income, offset by a $149,000 increase in interest expense associated with long-term borrowings.

Other Income (Expense), net

Other income (expense), net, for the six months ended October 31, 2011 totaled $0.6 million, as compared to $1.1 million in the prior year. Other income (expense), net, for the six months ended October 31, 2011 included a $1.7 million gain that represented our portion of the net income recorded by WLCSP, partially offset by a $1.0 million loss on the interest rate swap agreements related to the mortgage and the term loan on the Santa Clara Property. Other income (expense), net, for the six months ended October 31, 2010 totaled $1.1 million, which included: a $1.6 million gain that represented the difference between the fair value of our retained interest in SOI and the carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation, and a $1.4 million gain that represented our portion of the net income recorded by WLCSP; partially offset by a $1.4 million loss on the interest rate swap agreements related to the mortgage and the term loan on the Santa Clara Property, and a $267,000 loss that represented our portion of the net loss recorded by SOI.

Provision for Income Taxes

We generated approximately $68.9 million and $49.6 million in income before income taxes for the six months ended October 31, 2011 and 2010, respectively. We recorded a provision for income taxes of approximately $5.8 million and $3.9 million for the six months ended October 31, 2011 and 2010, respectively, resulting in effective tax rates of 8.5% and 7.8% for the respective periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to our provision for income taxes for the six months ended October 31, 2011 included unfavorable adjustments to tax provisions from prior years due to changes in estimates, the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies and the income tax expense associated with our share of the gain recognized by VisEra from its sale of the CameraCube production operations. (See Note 6.) These unfavorable adjustments to our provision for income taxes for the six months ended October 31, 2011 were partially offset by the tax benefits that we realized from the foreign exchange gain associated with our unrecognized tax benefits and a reduction of unrecognized tax benefits due to the lapse of the applicable statute of limitations in foreign jurisdictions.

During the six months ended October 31, 2011, we reduced unrecognized tax benefits by approximately $2.8 million due to the lapse of applicable statute of limitations. During the six months ended October 31, 2011, we accrued an additional $735,000 of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of October 31, 2011, we anticipate that the balance of gross unrecognized tax benefits will decrease by $4.1 million due to lapses of statute of limitations in certain jurisdictions over the next 12 months.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was zero for the six months ended October 31, 2011 which reflected the deconsolidation of SOI in June 2010. (See Note 5 — “Long-term Investments” to our condensed consolidated financial statements.) Net loss attributable to noncontrolling interest was $32,000 for the six months ended October 31, 2010, which represented the 56.3% ownership interest that we did not own in the net loss of SOI.

Liquidity and Capital Resources

Our principal sources of liquidity as of October 31, 2011 consisted of cash, cash equivalents and short-term investments totaling $464.8 million.

Liquidity

Our working capital increased to $634.1 million as of October 31, 2011, as compared to $582.1 million as of April 30, 2011. Our working capital increased as a result of: a $143.7 million increase in inventories primarily caused by a cutback in orders by end-user customers in the second quarter of fiscal 2012; a $4.1 million decrease in deferred revenues, less cost of revenues; and a $1.8 million increase in prepaid and deferred income taxes. These increases in working capital were partially offset by: a $52.6 million increase in accounts payable resulting from an increase in production activities; a $25.3 million increase in accrued expenses and other current liabilities resulting from the acquisition of the CamerCube production operations from VisEra; a $15.9 million decrease in accounts receivable; a $2.3 million decrease in prepaid expenses and other current assets; and a $2.1 million decrease in cash, cash equivalents and short-term investments.

Cash balances are held throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of October 31, 2011, the principal amounts outstanding under the Mortgage Loan and Term Loan were $25.0 million and $2.5 million, respectively.

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

during the three months ended October 31, 2010. As of October 31, 2011, the principal amount outstanding under the Construction Loan was $17.4 million at an interest rate of 6.3%.

Cash Flows from Operating Activities

For the six months ended October 31, 2011, net cash provided by (used in) operating activities totaled approximately $(5.8) million as compared to $44.0 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $63.1 million for the six months ended October 31, 2011; adjustments for non-cash charges of $14.2 million in depreciation and amortization, $12.0 million in stock-based compensation, $8.6 million in benefit from acquisition of production operations, $7.8 million in write-down of inventories, $5.6 million in gains on equity investments, net, and $1.0 million in losses on interest rate swaps; $52.7 million increase in accounts payable; a $15.9 million decrease in accounts receivable, net; a $4.3 million decrease in prepaid and deferred income taxes; and a $2.3 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $155.2 million increase in inventories; a $4.1 million decrease in deferred revenues, less cost of revenues; a $3.4 million decrease in accrued expenses and other current liabilities; and a $2.0 million decrease in income taxes payable. The $155.2 million increase in inventories was primarily caused by a cutback in orders by end-user customers in the second quarter of fiscal 2012. The $52.7 million increase in accounts payable resulted from an increase in production activities. The $15.9 million decrease in accounts receivable, net, reflects the decreased level of revenues during the three months ended October 31, 2011 as compared to the three months ended April 30, 2011.

For the six months ended October 31, 2010, net cash provided by operating activities totaled approximately $44.0 million. The principal components of the current year amount were: net income of approximately $45.8 million for the six months ended October 31, 2010; adjustments for non-cash charges of $10.4 million in write-down of inventories, $10.3 million in stock-based compensation, $9.3 million in depreciation and amortization, $6.1 million in gains on equity investments, net, $1.8 million in the tax effect from stock-based compensation, $1.5 million in losses on interest rate swaps and $1.2 million in the excess tax benefit from stock-based compensation; a $6.2 million increase in accounts payable; a $2.7 million increase in deferred revenues, less cost of revenues; a $2.3 million increase in income taxes payable; a $1.5 million increase in deferred tax liabilities and a $1.5 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $38.9 million increase in accounts receivable, net, and a $3.2 million increase in refundable and deferred income taxes. The $38.9 million increase in accounts receivable, net, reflects the increased level of revenues during the three months ended October 31, 2010, as days of sales outstanding increased only slightly, to 43 days as of October 31, 2010 from 42 days as of April 30, 2010. The $2.7 million decrease in deferred revenues, less cost of revenues, was due to a decrease in inventories at our distributors as of October 31, 2010.

Cash Flows from Investing Activities

For the six months ended October 31, 2011, our cash provided by investing activities totaled $36.8 million as compared to cash provided by investing activities of approximately $29.5 million for the corresponding period in the prior year, primarily due to $96.0 million in net proceeds from sales or maturities of short-term investments, partially offset by $46.3 million in purchases of short-term investments, $11.4 million in purchases of property, plant and equipment, net of sales and $1.0 million in purchases of intangible and other asset . For the six months ended October 31, 2010, our cash provided by investing activities totaled $29.5 million due to $40.9 million in net proceeds from sales or maturities of short-term investments, partially offset by $5.0 million in purchases of intangible and other assets, $2.8 million due to the deconsolidation of SOI, $3.4 million in purchases of property, plant and equipment and $282,000 in purchases of long-term investments.

Cash Flows from Financing Activities

For the six months ended October 31, 2011, net cash provided by financing activities totaled approximately $16.8 million, as compared to $32.9 million during the corresponding period in the prior year. This increase was due to $16.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $2.3 million in excess tax benefits from stock-based compensation, partially offset by $1.8 million used to repay long-term borrowings. For the six months ended October 31, 2010, net cash provided by financing activities totaled approximately $32.9 million. This change was due to $33.4 million in proceeds from the exercise of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

stock options and employee purchases through our employee stock purchase plan and $1.2 million in excess tax benefits from stock-based compensation, partially offset by $1.8 million used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended October 31, 2008, we formed Shanghai OmniVision Semiconductor Technology Co. Ltd, or OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. As of October 31, 2011, we had contributed $1.5 million, as required under the terms of our $10.0 million capital commitment. We are currently reviewing with the local government the contribution schedule of the remaining $8.5 million.

During the three months ended April 30, 2011, we formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., or OOC-China, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities for CameraCube production. As of October 31, 2011, we had contributed $3.8 million of the committed $25.0 million registered capital. We are required to contribute the remaining $21.2 million by April 2013. See Note 14 — “Commitments and Contingencies” to our condensed consolidated financial statements.

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

On November 7, 2011, we announced that our board of directors authorized a program to repurchase up to $100 million of our outstanding common stock, effective immediately. The exact amount, method and timing of any purchases under the stock repurchase program will be subject to market conditions, legal requirements, management’s judgment, as well as other factors.  The stock repurchase program does not obligate us to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice.  Our board of directors may modify, extend or terminate the stock repurchase program at any time.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 31, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$13,482	$7,856	$5,574	$52	$—
Debt obligations(1)	44,932	3,844	5,852	12,969	22,266
Purchase obligations(2)	99,304	99,304	—	—	—
Total contractual obligations	157,718	111,004	11,426	13,021	22,266

Other Commercial Commitments:
OST(3)	8,500	8,500	—	—	—
OOC-China(4)	21,250	—	21,250	—	—
Total commercial commitments	29,750	8,500	21,250	—	—
Total contractual obligations and commercial commitments	$187,468	$119,504	$32,676	$13,021	$22,266

(1)

In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of October 31, 2011, our balance outstanding under the Construction Loan was approximately $17.4 million. See Note 8 —“Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements.

(2)

Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)

During the three months ended October 31, 2008, we formed OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. We contributed $1.5 million in January 2009, as required under the terms of our capital commitment. We are currently reviewing with the local government the contribution schedule of the remaining $8.5 million. See Note 14 — “Commitments and Contingencies” to our condensed consolidated financial statements.

(4)

During the three months ended April 30, 2011, we formed OOC-China, a wholly owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities. We contributed $3.8 million of the committed $25.0 million registered capital in June 2011. We are required to contribute the remaining $21.2 million by April 2013. See Note 14 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of October 31, 2011, the long-term income taxes payable, including estimated interest and penalties, was $85.5 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of October 31, 2011 presented above.

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

In September 2011, the FASB revised the authoritative guidance on how companies should test goodwill for impairment. The revised guidance allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, before determining whether it is necessary to perform additional goodwill impairment tests. The guidance is effective for us beginning in the first quarter of fiscal 2013, with an option for early adoption starting in the second quarter of fiscal 2012. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

As of October 31, 2011, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three and six months ended October 31, 2011 were not material.

Given that the expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of October 31, 2011, the principal amount outstanding under the Construction Loan was $17.4 million. As of October 31, 2011, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement losses. As of October 31, 2011, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income (expense), net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and six months ended October 31 2011.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 6.3% at October 31, 2011. We do not hedge against the risk of interest rate changes for the Construction Loan. We expect the next interest rate adjustment will occur in September 2012. As such, any hypothetical 10% shifts in yield would not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and six months ended October 31, 2011.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended October 31, 2011, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to us, and we will bear no financial liability. Our company and the other defendants will receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. Certain objectors filed appeals, a number of which were dismissed by agreement or by the appellate court. Following remand from the appellate court, the district court in August 2011 issued an order determining that the last remaining appellant was not a class member and thus lacked standing to object to the settlement. The August 2011 ruling is on appeal. If for any reason the settlement does not become effective, and litigation against us proceeds, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously.

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

On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that our products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. The Court then ordered the parties to submit a proposed schedule regarding U.S. Patent No. 6,818,877, and the parties submitted a proposed schedule on August 5, 2011. Subsequently, the Court adopted the parties’ schedule. The Court has scheduled the hearing on motions for summary judgment with respect to U.S. Patent No. 6,818,877 on April 2, 2012. As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. On April 12, 2011, the Court dismissed with prejudice all of Panavision’s claims of infringement against OmniVision regarding U.S. Patent Nos. 7,057,150 and 6,663,029. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

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

On October 26, 2011, a putative class action complaint captioned Woburn Retirement System v. OmniVision Technologies, Inc., et al., Case No. 11-cv-5235, was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director.  On November 4, 2011, a similar putative class action was filed against the same defendants in the same Court, Laborers Local 235 Benefit Funds v. OmniVision Technologies, Inc., et al., Case No. 11-cv-5372. Both complaints allege that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular the use of our imaging sensors in Apple Inc.’s iPhone. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock between August 27, 2010 and October 13, 2011.  No response date has been set.  We intend to vigorously defend ourselves against these allegations. At this time, we cannot estimate or predict whether this matter will result in any material loss to us.

On November 15, 2011, a shareholder derivative complaint captioned William H. Barlow v. Shaw Hong, et al. Case No. 1-11-CV-213177, was filed in the Superior Court of California, County of Santa Clara, against several of our current officers and directors and one former director.  We were also named as a nominal defendant.  The complaint makes allegations similar to those presented in the Woburn and Laborers Local 235 Benefit Funds actions, but it asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment.  The complaint seeks unspecified damages on behalf of us. No response date has been set. At this time, we cannot estimate or predict whether this matter will result in any material loss to us.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues.  These OEMs, VARs and distributors may rely upon one or more key end user customers for a significant portion of their revenue. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or their key end user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012 we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for the quarter. We expect that the business environment will remain volatile throughout the remainder of fiscal 2012, especially in the consumer-oriented product markets. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, or if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, our business and results of operation would be impaired, we may be unable to attract new customers to replace the revenue lost from such customers and our stock price could decrease, potentially significantly. Such a delay, cancellation or reduction of purchase orders or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end customers, and that are efficiently and successfully integrated into their products. In fiscal 2011, approximately 55.0% of our revenues came from sales to our top five customers. In addition, in the six months ended October 31, 2011, approximately 55.6% of our revenues came from sales to our top five customers, including one OEM customer that accounted for approximately 16.9% of our revenues, and one distributor customer that accounted for approximately 13.0% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end user customers and attract new customers.

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

Sales to the mobile phone market, including smart phones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 65% of our revenues in fiscal 2011. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2012 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 73% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, such as the cutback we experienced in our second quarter of fiscal 2012, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do this, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in other markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

Our failure to successfully develop new products that achieve market acceptance in a timely fashion and that can be efficiently and successfully integrated with our customers’, including their key end customers’, products could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products. For example, we recently experienced an unanticipated extension in the product development cycle of our OV8830 product.  This delayed the production ramp up of this new sensor.  Towards the end of our second quarter of fiscal 2012, we started to ship this product in very limited quantities.  Although we plan to promote this product to our key customers, if we are unsuccessful in integrating this product into our key customers’ products, it could adversely affect our growth opportunities and our future revenue. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

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

Our success has been, and will continue to be, dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions on a timely basis that satisfy the manufacturers’ requirements and specifications. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks and delays in our product development cycle, such as the recent delay we experienced with our OV8830 product. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier and modifying its design platforms. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to grow our business in the future will be impaired.

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

The size of the orders we place with our foundries depends on actual or anticipated sales volumes of our products. Because our foundries provide services to a number of companies, in the event they receive increased orders from us or one or more of the other companies that they service, they may be unable to provide us with the requested quantity of products, may subordinate our request to the requests of other larger companies or may increase the prices they charge us. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to the lack of availability of products, supply constraints forced companies in the industry to be unable to meet customers’ product demands and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges then as we seek to meet our customers’ demand for our products. If constraints in supply were to happen again or if for any reason our foundries are unable to provide a sufficient number of products to us on a timely basis and at acceptable yields and cost, we may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. In addition, external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that existed during fiscal 2009 and fiscal 2010 made it extremely challenging to accurately predict customer demand because demand demonstrated increased volatility. Although customer demand for our products steadily increased during fiscal 2011 and the first quarter of fiscal 2012, customer demand decreased in the second quarter of fiscal 2012. There is no guarantee that customer demand will increase in the remainder of fiscal 2012 or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we recently experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second fiscal quarter of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. In addition, our customers may cancel or defer orders at any time by mutual written consent. We have experienced problems with accurately forecasting customer demand in the past. For example, there was a significant decline in product demand in the third quarter of fiscal 2009, and as a result our inventories at the end of the third quarter of fiscal 2009 were higher than we intended them to be. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products.

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

•                  our gain or loss of a large customer, or cutbacks in orders from such customers;

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $27.5 million as of October 31, 2011. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage and term loans into fixed rate loans. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record their fair value changes in our Consolidated Statements of Income, in “Other income (expense), net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

Many of the products using our image sensors, such as mobile phones, notebooks, tablets, webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business since the second quarter of fiscal 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of recent macroeconomic uncertainties, some schedule delays in our product introductions and unexpected cutbacks in orders from some of our key customers, we anticipate our historical seasonal cycle to again be disrupted. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2011, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $75.4 million and our long-term investments totaled approximately $120.0 million.

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

As of October 31, 2011, we held cash and cash equivalents totaling $427.7 million, and short-term investments totaling $37.1 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of October 31, 2011, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

During fiscal 2011 and the six months ended October 31, 2011, approximately 24.7% and 22.0%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2011 and the six months ended October 31, 2011. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our board of directors could adopt a preferred stock rights agreement. If adopted, the exercise of rights under the rights agreement could have the effect of delaying, deferring or preventing a change of control of our company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock.

Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control that may prevent our stockholders from selling our common stock at a profit.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through December 2, 2011, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on December 2, 2011 was $11.63 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 6.   EXHIBITS

Exhibit Number	Description
3.2.2(1)	Certificate of Amendment of the Bylaws of OmniVision Technologies, Inc. effective as of November 21, 2011.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Incorporated by reference to an exhibit filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2011.

(2)

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

Dated: December 9, 2011

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: December 9, 2011

	By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.2.2(1)	Certificate of Amendment of the Bylaws of OmniVision Technologies, Inc. effective as of November 21, 2011.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Incorporated by reference to an exhibit filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2011.

(2)

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