Form 10-Q
period 2012-01-31
OMNIVISION TECHNOLOGIES INC
filed 2012-03-12
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

At March 5, 2012, 52,321,678 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	January 31,	April 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$211,157	$379,379
Short-term investments	25,312	87,505
Accounts receivable, net of allowances for doubtful accounts and sales returns	132,749	142,606
Inventories	247,274	106,873
Prepaid and deferred income taxes	3,780	4,937
Prepaid expenses and other current assets	6,454	9,671
Total current assets	626,726	730,971
Property, plant and equipment, net	142,616	115,446
Long-term investments	121,065	104,616
Goodwill	10,227	1,122
Intangibles, net	72,233	69,892
Other long-term assets	7,225	12,111
Total assets	$980,092	$1,034,158

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,379	$102,519
Accrued expenses and other current liabilities	32,414	25,483
Deferred revenues, less cost of revenues	10,406	16,594
Current portion of long-term debt	3,888	4,323
Total current liabilities	101,087	148,919
Long-term liabilities:
Long-term income taxes payable	85,469	87,526
Non-current portion of long-term debt	39,396	41,916
Other long-term liabilities	5,361	4,472
Total long-term liabilities	130,226	133,914
Total liabilities	231,313	282,833

Commitments and contingencies (Note 15)

Equity:
OmniVision Technologies, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 72,912 shares issued and 52,313 outstanding at January 31, 2012 and 70,515 shares issued and 57,974 outstanding at April 30, 2011, respectively	73	71
Additional paid-in capital	569,205	533,776
Accumulated other comprehensive income	281	1,426
Treasury stock, 20,599 at January 31, 2012 and 12,541 at April 30, 2011, respectively	(278,683)	(178,683)
Retained earnings	457,903	394,735
Total OmniVision Technologies, Inc. stockholders’ equity	748,779	751,325
Total equity	748,779	751,325
Total liabilities and equity	$980,092	$1,034,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenues	$185,193	$265,677	$679,183	$698,208
Cost of revenues	140,337	186,464	480,273	499,593
Gross profit	44,856	79,213	198,910	198,615

Operating expenses:
Research, development and related	26,193	23,109	83,565	64,235
Selling, general and administrative	15,842	15,444	47,716	44,514
Amortization of acquired patent portfolio	2,321	—	6,964	—
Total operating expenses	44,356	38,553	138,245	108,749

Income from operations	500	40,660	60,665	89,866
Benefit from acquisition of production operations from VisEra	—	—	8,626	—
Interest expense, net	(734)	(318)	(1,203)	(952)
Other income, net	323	1,768	879	2,840
Income before income taxes	89	42,110	68,967	91,754

Provision for (benefit from) income taxes	(22)	(2,608)	5,799	1,263
Net income	111	44,718	63,168	90,491
Net loss attributable to noncontrolling interest	—	—	—	(32)
Net income attributable to OmniVision Technologies, Inc.	$111	$44,718	$63,168	$90,523

Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.00	$0.80	$1.09	$1.66
Diluted	$0.00	$0.75	$1.05	$1.56

Shares used in computing net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	56,070	56,174	58,111	54,541
Diluted	56,180	59,936	59,980	58,205

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2012	2011
Cash flows from operating activities:
Net income	$63,168	$90,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,915	14,551
Change in fair value of interest rate swap	1,182	260
Stock-based compensation	19,349	15,094
Gain on equity investments, net	(7,715)	(9,811)
Benefit from acquisition of production operations from VisEra	(8,626)	—
Write-down of inventories	11,125	13,347
Tax effect from stock-based compensation	2,576	1,777
Excess tax benefit from stock-based compensation	(2,576)	(981)
(Gain) loss on disposal of property, plant and equipment	(47)	2
Changes in assets and liabilities, net of acquisition and deconsolidation:
Accounts receivable, net	9,858	(44,908)
Inventories	(153,688)	24,315
Prepaid and deferred income taxes	3,932	(4,269)
Prepaid expenses and other assets	3,306	3,508
Accounts payable	(45,670)	15,266
Accrued expenses and other current liabilities	(6,774)	(2,576)
Income taxes payable	(2,059)	(5,962)
Deferred revenues, less cost of revenues	(6,086)	5,716
Deferred tax liabilities	—	8,226
Net cash provided by (used in) operating activities	(96,830)	124,046
Cash flows from investing activities:
Purchases of short-term investments	(76,105)	(155,256)
Proceeds from sales or maturities of short-term investments	137,423	128,242
Purchases of property, plant and equipment	(18,483)	(7,057)
Purchases of long-term investments	(421)	(282)
Purchase of intangible and other assets	(6,500)	(5,000)
Payments for the acquisition of production operations from VisEra	(26,000)	—
Proceeds from sale of SOI	—	3,844
Deconsolidation of SOI	—	(2,816)
Net cash provided by (used in) investing activities	9,914	(38,325)
Cash flows from financing activities:
Repayment of long-term borrowings	(3,453)	(3,414)
Excess tax benefits from stock-based compensation	2,576	981
Proceeds from exercise of stock options and employee stock purchase plan	19,082	57,568
Payments for repurchases of common stock	(100,000)	—
Net cash provided by (used in) financing activities	(81,795)	55,135
Effect of exchange rate changes on cash and cash equivalents	489	546
Net increase (decrease) in cash and cash equivalents	(168,222)	141,402
Cash and cash equivalents at beginning of period	379,379	234,023
Cash and cash equivalents at end of period	$211,157	$375,425
Supplemental cash flow information:
Taxes paid	$1,923	$1,348
Interest paid	$2,046	$2,156
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$2,142	$1,578
Acquisition of production operations from VisEra included in accrued expenses and other current liabilities	$16,923	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2012 and April 30, 2011 and for the three and nine months ended January 31, 2012 and 2011 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2011 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 (the “Form 10-K”).

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

Note 2 — Recent Accounting Pronouncements

In June 2011, the FASB revised the authoritative guidance on how comprehensive income is presented. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. The presentation of other comprehensive income in the statement of stockholders’ equity is not allowed. In December 2011, the FASB supplementary modified the authoritative guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. The guidance is effective for the Company beginning in the first quarter of fiscal 2013. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

In September 2011, the FASB revised the authoritative guidance on how companies should test goodwill for impairment. The revised guidance allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, before determining whether it is necessary to perform additional goodwill impairment tests. The guidance is effective for the Company beginning in the first quarter of fiscal 2013, with an option for early adoption starting in the second quarter of fiscal 2012. The Company has not yet adopted this guidance and is currently evaluating the impact it may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of January 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities/commercial paper	$25,314	$1	$(3)	$25,312

Contractual maturity dates, less than one year				$22,802
Contractual maturity dates, one year to two years				2,510
				$25,312

	As of April 30, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of deposit	$1,500	$3	$—	$1,503
U.S. government debt securities with maturities less than one year	61,862	11	(7)	61,866
U.S. government debt securities with maturities over one year	718	1	—	719
Commercial paper and bond funds	23,412	10	(5)	23,417
	$87,492	$25	$(12)	$87,505

Contractual maturity dates, less than one year				$82,721
Contractual maturity dates, one year to two years				4,784
				$87,505

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		January 31,	April 30,
		2012	2011
	Cash and cash equivalents:
	Cash	$82,603	$272,481
	Money market funds, certificates of deposit and U.S. government bonds	128,554	106,898
		$211,157	$379,379
	Accounts receivable, net:
	Accounts receivable	$137,378	$146,745
Less:	Allowance for doubtful accounts	(1,986)	(1,834)
	Allowance for sales returns	(2,643)	(2,305)
		$132,749	$142,606
	Inventories:
	Work in progress	$94,280	$62,393
	Finished goods	152,994	44,480
		$247,274	$106,873
	Prepaid expenses and other current assets:
	Prepaid expenses	$5,683	$4,102
	Deposits and other	669	4,699
	Interest receivable	102	870
		$6,454	$9,671
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings and land use right	59,815	58,781
	Buildings/leasehold improvements	24,605	21,902
	Machinery and equipment	95,471	68,710
	Furniture and fixtures	5,015	4,817
	Software	6,889	6,387
	Construction in progress	12,525	4,932
		217,320	178,529
	Less: Accumulated depreciation and amortization	(74,704)	(63,083)
		$142,616	$115,446
	Other long-term assets:
	Deferred income tax assets — non-current	$5,086	$9,879
	Other long-term assets	2,139	2,232
		$7,225	$12,111
	Accrued expenses and other current liabilities:
	Employee compensation	$6,137	$9,605
	Third party commissions	707	694
	Professional services	2,124	1,912
	Noncancelable purchase commitments	1,421	2,100
	Rebates	1,704	2,951
	Due to VisEra for acquisition of production operations	17,148	—
	Other	3,173	8,221
		$32,414	$25,483
	Other long-term liabilities:
	Interest rate swaps	$5,111	$3,929
	Other	250	543
		$5,361	$4,472

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	January 31,	April 30,
	2012	2011
VisEra	$96,492	$81,258
WLCSP	16,280	14,042
XinTec	4,661	4,661
Tong Hsing	3,632	4,655
Total	$121,065	$104,616

VisEra Technologies Company, Ltd.

On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of January 31, 2012, the Company owned 49.1% of VisEra Cayman.

On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCube production operations. The acquisition of the production operations was closed in the second quarter of fiscal 2012. Total consideration for the operations was $42.9 million in cash, with a portion of it due in fiscal 2013. (See Note 6.)

The Company accounts for its investment in VisEra under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Cost of revenues,” consisting of its portion of the net income recorded by VisEra during the periods presented (in thousands).

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Equity income	$44	$2,367	$6,608	$5,652

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

At the date of the transaction, the Company’s $9.0 million investment in WLCSP exceeded its share of the book value of WLCSP’s assets by $5.7 million. Of this $5.7 million difference, $4.1 million represents equity method goodwill that is not subject to amortization. This amount is recorded as a portion of the Company’s investment in WLCSP. The Company is amortizing the remaining basis difference of $1.6 million, which is attributable to intangible assets of WLCSP, over various periods up to a maximum of five years. As of January 31, 2012, the Company owned 18.7% of WLCSP.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Other income, net” consisting of its portion of the net income recorded by WLCSP and equity method investment adjustments during those periods (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Equity income	$544	$692	$2,238	$2,072

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of January 31, 2012, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 15.8% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.9%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. As of January 31, 2012, the Company’s ownership in Tong Hsing was approximately 0.7%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis, net of deferred taxes. For the periods indicated, the Company recorded the following unrealized holding gains (losses) in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Unrealized holding gains (losses)	$513	$86	$(1,150)	$907

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

In June 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, the Company no longer held the majority representation on the board of directors of SOI, and was required to deconsolidate SOI. The authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value. Pursuant to the guidance, the Company recorded a gain of approximately $1.6 million in “Other income, net,” which was the difference between the fair value of the Company’s retained interest in SOI of $4.1 million, and the carrying value of SOI’s net assets and noncontrolling interest before the deconsolidation of $2.5 million. After the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

deconsolidation in June 2010, the Company owned 43.8% of SOI, which the Company accounted for under the equity method.

In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million, at which time the Company recorded a loss on sale of $72,000 to “Other income, net.” Consequently, the Company had no continuing investment in SOI for periods after January 31, 2011.

Under the equity method, the Company recorded equity income (loss) in “Other income, net” for its portion of the net income (loss) recorded by SOI during the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Equity income (loss)	$—	$26	$—	$(241)

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each investee’s financial statement was prepared under GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Operating data:
Revenues	$22,832	$29,933	$100,251	$83,087
Gross profit	4,987	6,658	29,545	19,357
Income from operations	2,218	3,692	20,490	10,993
Net income (loss)	$(381)	$6,153	$31,486	$12,711

China WLCSP Limited

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Operating data:
Revenues	$10,872	$13,506	$36,256	$32,564
Gross profit	4,415	7,233	18,527	16,332
Income from operations	3,104	3,843	13,291	10,017
Net income	$2,921	$3,700	$12,017	$9,702

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	January 31,	April 30,
	2012	2011
Undistributed earnings of investees	$45,225	$27,509

Note 6 — Acquisition of Production Operations from VisEra

On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCube production operations to better support the Company’s CameraCube production line. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. As of January 31, 2012, approximately $26.0 million was paid to VisEra. The remaining balance of the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

cash consideration, of approximately $16.9 million, which is net of a discount of $1.1 million, is recorded in “Accrued expenses and other current liabilities.” Until the entire balance is paid in fiscal 2013, interest will be accreted to this amount at an annual rate of 5.3%.

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

The purchase consideration has been allocated as follows, based on the estimated fair values of assets acquired (in thousands):

Fair Value

Paid to VisEra	$26,000
Due to VisEra in fiscal 2013	16,923
Total purchase consideration, in cash	$42,923

	Fair Value	Amortization Period

Allocation:
Machinery and equipment	$22,618
Core technology	11,200	7 years
Goodwill	9,105
Total	$42,923

The Company recorded a benefit of $8.6 million in “Benefit from acquisition of production operations from VisEra,” during the three months ended October 31, 2011, representing the difference between the acquisition-date fair value and the original carrying value of its previously held investment in the production operations.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

	Nine Months Ended January 31,
	2012	2011

Revenues	$679,183	$698,208
Net income	$56,427	$95,530
Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$0.97	$1.75
Diluted	$0.94	$1.64

Note 7 — Goodwill and Intangible Assets

Goodwill

The change to the carrying value of the Company’s goodwill from May 1, 2011 through January 31, 2012 is reflected below (in thousands):

Goodwill
Balance at May 1, 2011	$1,122
Acquisition of production operations from VisEra	9,105
Balance at January 31, 2012	$10,227

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	January 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$7,738	$57,262
Core technology	35,610	21,225	14,385
Patents and licenses	13,460	13,460	—
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	163	177
In-process research and development	490	81	409
Intangible assets, net	$116,300	$44,067	$72,233

	April 30, 2011
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$774	$64,226
Core technology	24,410	19,474	4,936
Patents and licenses	13,460	13,423	37
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	137	203
In-process research and development	490	—	490
Intangible assets, net	$105,100	$35,208	$69,892

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Amortization of intangible assets	$883	737	$1,895	$1,997
Amortization of acquired patent portfolio	$2,321	$—	$6,964	$—

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2012	$3,205
2013	12,788
2014	11,651
2015	11,262
2016	11,221
Thereafter	22,106
Total	$72,233

Note 8 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	January 31,	April 30,
	2012	2011

Mortgage loan	$24,898	$25,314
Term loan	1,750	4,000
Construction loan	16,636	16,925
	43,284	46,239
Less: amount due within one year	(3,888)	(4,323)
Non-current portion of long-term debt	$39,396	$41,916

As of January 31, 2012, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2012	$888	$792	$1,680
2013	1,554	1,584	3,138
2014	554	3,169	3,723
2015	554	3,169	3,723
2016	554	6,338	6,892
Thereafter	22,544	1,584	24,128
Total	$26,648	$16,636	$43,284

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

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

March 2008, the Company borrowed $6.0 million under the Term Loan to finance improvements to the Santa Clara Property. The Company drew down the remaining $6.0 million under the Term Loan in July 2008.

Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of January 31, 2012.

Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	January 31,	April 30,
	2012	2011
Mortgage Loan	1.2%	1.1%
Term Loan	1.5	1.5

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of January 31, 2012, the total amount outstanding under the Construction Loan was Chinese Yuan 105.0 million, or approximately $16.6 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 6.3% at January 31, 2012. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of January 31, 2012.

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

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

The table below presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains (losses):
Other income, net	$(224)	$1,191	$(1,182)	$(260)

	January 31,	April 30,
	2012	2011
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$5,111	$3,929

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Antidilutive common stock subject to outstanding options	3,028,000	42,000	1,222,000	259,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Basic:
Numerator:
Net income attributable to OmniVision Technologies, Inc.	$111	$44,718	$63,168	$90,523

Denominator:
Weighted average common shares for net income per share attributable to OmniVision Technologies, Inc. common stockholders	56,070	56,174	58,111	54,541

Basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	$0.00	$0.80	$1.09	$1.66

Diluted:
Numerator:
Net income attributable to OmniVision Technologies. Inc.	$111	$44,718	$63,168	$90,523

Denominator:
Denominator for basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	56,070	56,174	58,111	54,541
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	110	3,762	1,869	3,664
Weighted average common shares for diluted net income per share	56,180	59,936	59,980	58,205

Diluted net income per share attributable to OmniVision Technologies, Inc. common stockholders	$0.00	$0.75	$1.05	$1.56

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

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	January 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$114,541	$114,541	$—	$—
Corporate debt securities/commercial paper	34,319	—	34,319	—
Equity investment in Tong Hsing	3,632	3,632	—	—
Total assets	$152,492	$118,173	$34,319	$—
Interest rate swaps	$(5,111)	$—	$(5,111)	$—
Total liabilities	$(5,111)	$—	$(5,111)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	January 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents	$123,548	$114,541	$9,007	$—
Short-term investments	25,312	—	25,312	—
Long-term investments	3,632	3,632	—	—
Total assets	$152,492	$118,173	$34,319	$—
Interest rate swaps	$(5,111)	$—	$(5,111)	$—
Total liabilities	$(5,111)	$—	$(5,111)	$—

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

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

Certificates of deposit recorded as cash equivalents and short-term investments are not measured at fair value on a recurring basis and as such are not included in the tables above. The following table sets forth the carrying value of certificates of deposit recorded as cash equivalents and short-term investments for the dates presented (in thousands):

	January 31,	April 30,
	2012	2011
Certificates of deposit recorded as cash equivalents	$5,006	$16,445
Certificates of deposit recorded as short-term investments	$—	$1,503

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

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate their fair values. The fair values of the Mortgage Loan, the Term Loan and the Construction Loan approximate book values as the underlying interest rates are based on risk-adjusted market rates.

Note 11 — Segment and Geographic Information

For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
OEMs and VARs	79.2%	80.2%	78.3%	74.8%
Distributors	20.8	19.8	21.7	25.2
Total	100.0%	100.0%	100.0%	100.0%

Since the Company’s customers’ end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where their components are sourced. The revenues by geography in the following table are based on the country or region in which the Company’s customers issue their purchase orders for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
China	$112,079	$166,706	$408,742	$460,578
South Korea	12,659	55,116	103,928	134,457
Malaysia	12,895	19,793	41,941	53,894
Taiwan	2,984	11,035	14,052	24,009
United States	22,646	6,686	39,997	8,648
All other	21,930	6,341	70,523	16,622
Total	$185,193	$265,677	$679,183	$698,208

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

The Company’s long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	January 31,	April 30,
	2012	2011
Taiwan	$131,621	$98,001
China	78,448	67,218
United States	54,957	56,428
All other	794	646
Total	$265,820	$222,293

Note 12 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the nine months ended January 31, 2012 (in thousands):

Additional
Paid-in
Capital
Balance at May 1, 2011	$533,776
Exercise of common stock options	13,144
Employee stock purchase plan	5,936
Employee stock-based compensation	19,349
Withholding tax deduction on restricted stock units	(3,306)
Tax effect from stock-based compensation	2,576
Write-off of employee stock-based compensation related deferred tax assets	(2,270)
Balance at January 31, 2012	$569,205

Comprehensive Income

Comprehensive income is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Net income	$111	$44,718	$63,168	$90,491
Translation gains (losses)	(4)	95	15	(123)
Net unrealized gains (losses) on available-for-sale securities, net of income taxes	509	88	(1,160)	907
Comprehensive income	616	44,901	62,023	91,275
Comprehensive loss attributable to noncontrolling interest	—	—	—	(102)
Comprehensive income attributable to OmniVision Technologies, Inc.	$616	$44,901	$62,023	$91,377

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

Note 13 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Income before income taxes	$89	$42,110	$68,967	$91,754
Provision for (benefit from) income taxes	$(22)	$(2,608)	$5,799	$1,263
Effective income tax rate	(24.7)%	(6.2)%	8.4%	1.4%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to the Company’s benefit from income taxes for the three months ended January 31, 2012 included favorable adjustments to tax provisions from prior years due to changes in estimates, the tax benefit realized by the Company as a result of the employees’ dispositions of incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of the applicable statute of limitations.  These favorable adjustments to the Company’s benefit from income taxes for the three months ended January 31, 2012 were partially offset by an unfavorable impact from foreign exchange losses associated with the Company’s unrecognized tax benefits and the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended January 31, 2012, the Company reduced unrecognized tax benefits by approximately $0.6 million due to the lapse of the applicable statute of limitations. During the three months ended January 31, 2012, the Company accrued an additional $288,000 of interest related to the Company’s unrecognized tax benefits. The Company is under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009.  It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as additional information arises. As of January 31, 2012, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $3.6 million due to lapses of the applicable statute of limitations in certain jurisdictions over the next 12 months.

Note 14 — Treasury Stock

On November 7, 2011, the Company announced that its board of directors authorized the repurchase in an open-market program of up to an aggregate of $100.0 million of the Company’s common stock. As of January 31, 2012, the Company had repurchased 8,058,187 shares of its common stock under this open-market program, for an aggregate cost of approximately $100.0 million. As of January 31, 2012, no additional repurchases are authorized under this open-market program.

Note 15 — Commitments and Contingencies

Commitments

During the three months ended October 31, 2008, the Company formed Shanghai OmniVision Semiconductor Technology Co. Ltd., a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding the Company’s testing capabilities. As of January 31, 2012, the Company had contributed $1.5 million, as required under the terms of its $10.0 million capital commitment. The Company is currently reviewing with the local government the contribution schedule of the remaining $8.5 million.

During the three months ended April 30, 2011, the Company formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding the Company’s manufacturing capabilities. The Company contributed $3.8 million of the committed $25.0 million registered capital in June 2011. The Company is required to contribute the remaining $21.2 million by April 2013.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

Litigation

From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against OmniVision, some of the Company’s directors and officers, and various underwriters for the Company’s initial public offering. Plaintiffs generally alleged that the defendants violated federal securities laws because the prospectus related to the Company’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the Company’s offering. The complaint sought unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 14, 2000 and December 6, 2000. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On February 19, 2003, the Court issued an order dismissing all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.

These actions have been resolved by a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company bears no financial liability. The Company and the other defendants receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. Various appeals filed by objectors were withdrawn or dismissed.

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

On March 6, 2009, Panavision Imaging, LLC (“Panavision”) filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation.  On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that OmniVision’s products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. Subsequently, the Court scheduled the hearing on motions for summary judgment with respect to U.S. Patent No. 6,818,877 on April 23, 2012. On February 3, 2012, the Court issued additional claim construction with respect to U.S. Patent No. 6,818,877. As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. On April 12, 2011, the Court dismissed with prejudice all of Panavision’s claims of infringement against OmniVision regarding U.S. Patent Nos. 7,057,150 and 6,663,029, and ordered that Panavision not assert any claims of infringement relating to U.S. Patent Nos. 7,057,150 and 6,663,029 or any reissues of those patents against OmniVision at any time. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to the Company.

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

On November 22, 2011, Defendants Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp. (collectively “TSMC”) filed amended counterclaims asserting that Ziptronix has infringed, actively induced infringement of, and/or induced contributory infringement of the following five patents: U.S. Patent Nos. 6,682,981 (“Stress Controlled Dielectric Integrated Circuit Fabrication”), 7,307,020, (“Membrane 3D IC Fabrication”), 6,765,279 (“Membrane 3D IC Fabrication”), 7,385,835 (“Membrane 3D IC Fabrication”), and 6,350,694 (“Reducing CMP Scratch, Dishing and Erosion by Post CMP Etch Back Method for Low-K Materials”). Ziptronix answered the amended counterclaims on December 9, 2011 and denied each of TSMC’s infringement claims against it.

An initial case management conference was held on February 1, 2012, and a case management order was entered on February 6, 2012.  A claim construction hearing is currently scheduled for November 7 and 8, 2012. The Company expects to vigorously defend itself against Ziptronix’s allegations. At this time, the Company cannot estimate any possible loss or predict whether this matter will result in any material expense to it.

On October 26, 2011, a putative class action complaint captioned Woburn Retirement System v. OmniVision Technologies, Inc., et al., Case No. 11-cv-5235, was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director.  On November 4, 2011 and December 21, 2011, two similar putative class actions were filed against the same defendants in the same Court, Laborers Local 235 Benefit Funds v. OmniVision Technologies, Inc., et al., Case No. 11-cv-5372, and Carbon County

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

Retirement Board v. OmniVision Technologies, Inc., Case No. 11-cv-6593, respectively. All three complaints allege that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company’s business and financial results, in particular regarding the use of its imaging sensors in Apple Inc.’s iPhone. The complaints seek unspecified damages, the first two actions on behalf of a purported class of purchasers of the Company’s common stock between August 27, 2010 and October 13, 2011, and the third on behalf of a purported class of purchasers between May 27, 2011 and November 6, 2011.  These actions have been consolidated.  The Company will respond after a consolidated complaint has been filed.  The Company intends to vigorously defend itself against these allegations. At this time, the Company cannot estimate or predict whether this matter will result in any material loss to it.

On November 15, 2011, a shareholder derivative complaint captioned William H. Barlow v. Shaw Hong, et al. Case No. 1-11-CV-213177, was filed in the Superior Court of California, County of Santa Clara, against several of the Company’s current officers and directors and one former director. On December 19, 2011 and January 17, 2012, two similar shareholder derivative complaints were filed in the same Court against similar defendants, Wei Huang v. Shaw Hong, et al., Case No. 1-11-CV-215280, and Daniel Ecoff v. Shaw Hong, et al., Case No. 1-12-CV-216875, respectively. The Company was also named as a nominal defendant in all three actions. These complaints make allegations similar to those presented in the Woburn, Laborers Local 235 Benefit Funds, and Carbon County actions, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment.  The complaints seek unspecified damages on behalf of the Company.  These actions have been consolidated.  The Company will respond after a consolidated complaint has been filed. At this time, the Company cannot estimate or predict whether this matter will result in any material loss to it.

Note 16 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended		Nine Months Ended
Related		January 31,		January 31,
Party	Services	2012	2011	2012	2011
VisEra	Purchases of color filter and other manufacturing services	$23,306	$29,642	$97,370	$80,035
	Balances payable at period end, net	$8,338	$19,646	$8,338	$19,646

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2012 and 2011

(unaudited)

The following table summarizes the transactions that the Company’s equity method investees, SOI and VisEra, engaged with related parties for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
SOI transactions with:
PTC:
Purchases of wafers	$—	65	$—	1,346
Rent and other services	—	17	—	67
Balance payable at period end, net	—	—	—	—
VisEra:
Purchases of manufacturing services	—	8	—	201
Balance payable at period end	—	—	—	—

VisEra transactions with:
TSMC:
Sales to TSMC	125	291	643	1,544
Purchases of manufacturing and other services	62	8	253	163
Balance receivable at period end, net	65	164	65	164
SOI:
Sales to SOI	—	8	—	201
Balance receivable at period end	$—	$—	$—	$—

As disclosed in Note 5, the Company sold its entire interest in SOI during the third quarter of fiscal 2011.

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PTC.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers’ future actions, the timing of the production of our products, our ability to resolve an outstanding product development issue, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the continued importance of the mobile phone market to our business, the continued concentration of manufacturers in the mobile phone market,  the further expansion of the smart phone segment within the mobile phone market, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our ability to improve our inventory turn, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 48 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision, the OmniVision logo, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCube, OmniBSI, OmniBSI+, OmniBSI-2, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP and SquareGA are trademarks of OmniVision Technologies, Inc. Wavefront Coded and Wavefront Coding are registered trademarks of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

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

In January 2012, we introduced new image sensors based on OmniBSI+, our improved 1.4-µm OmniBSI architecture. The OmniBSI+ architecture offers performance and image quality improvements over our original OmniBSI pixel architecture, and maintains a comparable cost structure.

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

In January 2012, we introduced the OV9713, our first 1/4-inch HD image sensor based on our improved OmniPixel3-HS pixel architecture. The improved architecture offers better low-light sensitivity, enhanced signal-to-noise ratio and increased dynamic range when compared to the previous generation of OmniPixel3-HS pixel. The OV9713 offers widescreen HD video with a display resolution of 720p operating at 60 FPS or cropped VGA at 120 FPS. It is also 3D ready, offering frame synchronization functionality for stereo camera systems.

In January 2012, we also introduced the OV8825, our first 1/3.2-inch 8-megapixel CMOS image sensor based on OmniBSI+, our improved 1.4-µm OmniBSI architecture. The OmniBSI+ architecture offers performance and image quality improvements over our original OmniBSI pixel architecture, and maintains a comparable cost structure. The OV8825 operates at 24 FPS in full resolution, and at 30 or 60 FPS in HD video mode. Its integrated scaler offers electronic image stabilization, and enables the sensor to maintain full field-of-view with improved signal-to-noise performance in 1080p HD video mode at 30 FPS. The sensor’s 2 x 2 binning functionality with a post-binning re-sampling filter function minimizes spatial artifacts and removes image artifacts around edges.

Capital Resources

As of January 31, 2012, we held approximately $211.2 million in cash and cash equivalents and approximately $25.3 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

On November 7, 2011, we announced that our board of directors authorized a program to repurchase up to $100 million of our outstanding common stock, effective immediately. The exact amount, method and timing of any purchases under the stock repurchase program are subject to market conditions, legal requirements, management’s judgment, as well as other factors. The stock repurchase program does not obligate us to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

prior notice. Our board of directors may modify, extend or terminate the stock repurchase program at any time. As of January 31, 2012, we had repurchased 8,058,187 shares of our common stock under this program, for an aggregate cost of approximately $100 million. As of January 31, 2012, no additional repurchases are authorized under this open-market program.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 2.9 billion image sensors, including approximately 467 million in the nine months ended January 31, 2012. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

With our CameraCube products, we collaborate with the industry’s leading wafer-level lens suppliers. To enhance our CameraCube production capabilities in October 2011, we acquired VisEra’s CameraCube production and assembly operations, which we had previously outsourced to them.

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

Since our customers’ end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us.

Many of the products using our image sensors, such as mobile phones, notebook and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the global economic downturn in 2009, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business beginning with the second fiscal quarter of 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of recent macroeconomic uncertainties, some schedule delays in our product introductions and unexpected cutbacks in orders from certain of our key customers, our historical seasonal cycle was disrupted again. The unexpected cutbacks in orders were principally related to some of our customers’ key end-user customers adjusting down the demand forecast for some of their key consumer-oriented products, that we believe were due to volatile market conditions and the global economic environment. This downward adjustment in demand forecast caused some of our customers to scale back their orders for components such as image sensors. If we continue to experience economic uncertainties, product delays, order cutbacks or similar events in the future, our financial results may not be consistent with our historical seasonal cycles.

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

Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to the lack of availability of products, supply constraints forced companies in the industry to be unable to meet the product demands of their customers and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges then as we sought to meet our customers’ demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If constraints in supply were to happen again and we were unable to manage our products appropriately, we may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cutback their orders, and as a result our inventories at the end of the second and third quarters of fiscal 2012 were higher than we intended them to be. The unexpected cutbacks in orders were principally related to some of our customers’ key end-user customers adjusting down the demand forecast for some of their key consumer-oriented products, that we believe were due to volatile market conditions and the global economic environment. This downward adjustment in demand forecast caused some of our customers to scale back their orders for components such as image sensors. We may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition.

In addition to the effect it had on our inventory levels, the recent cutbacks in our customers’ orders reduced our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenues for the second and third quarters of fiscal 2012. We expect the business environment to remain volatile throughout the remainder of fiscal 2012, especially in the consumer-oriented product markets.

During the first half of fiscal 2012, we also experienced an unanticipated extension in the product development cycle of our OV8830 product which delayed the production ramp up of this new sensor. Towards the end of our second quarter of fiscal 2012, we started to ship this product in very limited quantities. Although we continue to promote this product to our customers, if we are unsuccessful in integrating this product into our customers’, or our customers’ end users’, products, it could adversely affect our growth opportunities and our future revenue.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.8	70.2	70.7	71.5
Gross margin	24.2	29.8	29.3	28.5

Operating expenses:
Research, development and related	14.1	8.7	12.3	9.2
Selling, general and administrative	8.6	5.8	7.0	6.4
Amortization of acquired patent portfolio	1.2	—	1.0	—
Total operating expenses	23.9	14.5	20.3	15.6

Income from operations	0.3	15.3	9.0	12.9
Benefit from acquisition of production operations from VisEra	—	—	1.3	—
Interest expense, net	(0.4)	(0.1)	(0.2)	(0.1)
Other income, net	0.2	0.7	0.1	0.3
Income before income taxes	0.1	15.9	10.2	13.1

Provision for (benefit from) income taxes	0.0	(0.9)	0.9	0.1
Net income	0.1	16.8	9.3	13.0
Net loss attributable to noncontrolling interest	—	—	—	—
Net income attributable to OmniVision Technologies, Inc.	0.1%	16.8%	9.3%	13.0%

Three Months Ended January 31, 2012 as Compared to Three Months Ended January 31, 2011

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and webcams, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues for the three months ended January 31, 2012 decreased by 30.3% to $185.2 million from $265.7 million for the three months ended January 31, 2011. The decrease in revenues was primarily due to a 26.1% decrease in unit sales of our image-sensor products, reflecting decreased unit shipments into the mobile phone and the notebook and webcam markets; partially offset by an increase in unit shipments into the entertainment market. The decrease in unit shipment in the three months ended January 31, 2012, as compared to the three months ended January 31, 2011, was principally attributable to a reduction in shipment of low resolution sensors, driven by the emergence of low-cost competitors that supplied image sensors to entry-level mobile phone and notebook manufacturers. In addition, continued order cutbacks that we first experienced in our fiscal quarter ended October 31, 2011 as a result of some of our customers’ key end-user customers’ adjusting the demand forecast for some of their key consumer-oriented products, based on volatile market conditions and global economic environment, also contributed to the decreased unit shipments. The decrease in revenues was also caused by a 5.8% decrease in our ASPs as a result of an unfavorable change in product mix from the prior year period.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was slightly lower in the three months ended January 31, 2012 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	January 31,
	2012	2011
OEMs and VARs	79.2%	80.2%
Distributors	20.8	19.8
Total	100.0%	100.0%

OEMs and VARs.  In the three months ended January 31, 2012, three OEM customers accounted for approximately 11.8%, 10.7% and 10.2% of our revenues, respectively. In the three months ended January 31, 2011, one OEM customer accounted for approximately 17.6% of our revenues. For the three months ended January 31, 2012 and 2011, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended January 31, 2012 was primarily attributable to changes in supply chain arrangements that our key customers’ end-user customers made during this period. As a result of these changes, we had more concentrated product sales to two of our OEM customers in the three months ended January 31, 2012 when compared to the prior year period. In addition, our revenues from the shipment of products to one OEM customer, who started to purchase our products directly in fiscal 2012, exceeded 10% of our total revenues during the three months ended January 31, 2012.

Distributors.  In the three months ended January 31, 2012, one distributor customer accounted for approximately 13.7% of our revenues. In the three months ended January 31, 2011, one distributor customer accounted for approximately 11.1% of our revenues. For the three months ended January 31, 2012 and 2011, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2012 and 2011:

	Three Months Ended
	January 31,
	2012	2011
Domestic sales	12.2%	2.5%
Foreign sales	87.8	97.5
Total	100.0%	100.0%

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

Domestic sales as a percentage of total revenues in the three months ended January 31, 2012 increased to 12.2%, from 2.5% for the three months ended January 31, 2011. The increase was attributable to an increase in revenues from one OEM customer who purchased our products directly, and who issued their purchase orders to us from their domestic entity.

Gross Profit

Our gross margin in the three months ended January 31, 2012 decreased to 24.2% from 29.8% for the three months ended January 31, 2011. The year-over-year decrease in gross margin reflected a decrease in ASPs, an

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

unfavorable change in product mix, and our consumption of inventory during the three months ended January 31, 2012 that carried higher manufacturing costs. In addition, the cost of owning the CameraCube production operations was reflected in our cost of revenues for the three months ended January 31, 2012. Lastly, we experienced a decrease in the sales of previously written-down products in the three months ended January 31, 2012, which totaled $2.6 million, as compared to $5.6 million during the same period in the prior fiscal year. We also recorded an increase in the write-down of inventories which totaled approximately $3.4 million during the three months ended January 31, 2012, as compared to $2.9 million in the similar prior year period. We recorded approximately $0.8 million in stock-based compensation expense to cost of revenues during the three months ended January 31, 2012, as compared to $0.5 million in the similar prior year period. We anticipate that gross margin will remain at a lower level than we have historically experienced until we are able to reduce the higher cost inventory that we are currently carrying.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundry, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for the three months ended January 31, 2012 increased to approximately $26.2 million from approximately $23.1 million for the three months ended January 31, 2011. As a percentage of revenues, research, development and related expenses for the three months ended January 31, 2012 and 2011 represented 14.1% and 8.7%, respectively.

The increase in research, development and related expenses of approximately $3.1 million, or 13.4%, for the three months ended January 31, 2012 from the similar period in the prior year resulted from: a $1.3 million increase in stock-based compensation expenses; a $1.2 million increase in non-recurring engineering expenses related to new product development; and a $0.6 million increase in legal expense for patent applications; partially offset by a $328,000 decrease in depreciation and amortization expenses. We anticipate that research, development and related expenses will increase for the three months ended April 30, 2012 due to an anticipated increase in mask releases and other non-recurring engineering expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses for the three months ended January 31, 2012 increased to approximately $15.8 million from $15.4 million for the three months ended January 31, 2011. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2012 and 2011 represented 8.6% and 5.8%, respectively.

The increase in selling, general and administrative expenses of approximately $398,000, or 2.6%, for the three months ended January 31, 2012 from the similar period in the prior year resulted primarily from: a $0.9 million increase in stock-based compensation expenses; and a $225,000 increase in facility and office expense. These increases were partially offset by a $142,000 decrease in property tax; a $133,000 decrease in depreciation and amortization expenses; a $108,000 decreased in travel expense; and a $72,000 decrease in commission expenses paid primarily to distributors and sales representatives. We anticipate that our selling, general and administrative expenses will increase for the three months ended April 30, 2012 due to an anticipated increase in commission payments.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for the three months ended January 31, 2012. We did not incur any comparable charges during the three months ended January 31, 2011.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a mortgage, a construction loan and a term loan. Interest expense, net, increased to $0.7 million for the three months ended January 31, 2012 from $318,000 in the prior year period. The $416,000 increase in interest expense, net, resulted from a $211,000 increase in interest expense, and a $205,000 decrease in interest income. The increase in interest expense was attributable to the accretion of interest on the purchase consideration payable to VisEra in fiscal 2013, for the CameraCube production operations that we acquired in October 2011. The decrease in interest income was the result of balance decreases on interest-bearing accounts for the three months ended January 31, 2012 as compared to the same period in the prior year.

Other Income, Net

Other income, net, for the three months ended January 31, 2012 totaled $323,000, as compared to $1.8 million in the prior year. Other income, net, for the three months ended January 31, 2012 included a $0.5 million gain that represented our portion of the net income recorded by China WLCSP Limited, or WLCSP; and a $223,000 loss on the interest rate swap agreements related to the mortgage and term loan on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property. Other income, net, for the three months ended January 31, 2011 included a $1.2 million gain on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or Santa Clara Property; a $26,000 gain that represented our portion of the net income recorded by Silicon Optronics, Inc, or SOI, and a $0.7 million gain that represented our portion of the net income recorded by WLCSP, partially offset by a $72,000 loss on the sale of SOI.

Provision for (Benefit from) Income Taxes

We generated approximately $89,000 and $42.1 million in income before income taxes for the three months ended January 31, 2012 and 2011, respectively. We recorded benefit from income taxes of approximately $22,000 and $2.6 million for the three months ended January 31, 2012 and 2011, respectively, resulting in effective tax rates of (24.7)% and (6.2)% for the respective periods. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to our benefit from income taxes for the three months ended January 31, 2012 included favorable adjustments to tax provisions from prior years due to changes in estimates, the tax benefit that we realized from our employees’ dispositions of incentive stock awards and a reduction of unrecognized tax benefits due to the lapse of the applicable statute of limitations. These favorable adjustments to our benefit from income taxes for the three months ended January 31, 2012 were partially offset by an unfavorable impact from foreign exchange losses associated with our unrecognized tax benefits and the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended January 31, 2012, we reduced unrecognized tax benefits by approximately $0.6 million due to the lapse of the applicable statute of limitations. During the three months ended January 31, 2012, we accrued an additional $288,000 of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as additional information arises. As of January 31, 2012, we anticipate that the balance of gross unrecognized tax benefits will decrease by $3.6 million due to lapses of the applicable statute of limitations in certain jurisdictions over the next 12 months.

Nine Months Ended January 31, 2012 as Compared to Nine Months Ended January 31, 2011

Revenues

Revenues for the nine months ended January 31, 2012 decreased by 2.7% to approximately $679.2 million from $698.2 million for the nine months ended January 31, 2011. The decrease in revenues was due to an 8.7% decrease in unit sales, primarily attributable to decreases in unit shipments into the mobile phone and the notebook and webcam

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

markets, partially offset by an increase in unit shipments into the entertainment market. The decrease in unit shipment was attributable to a reduction in shipment of low resolution sensors driven by the emergence of low-cost competitors, and our customers’ unexpected order cutbacks that we first experienced in our fiscal quarter ended October 31, 2011. The decrease in unit sales was partially offset by a 6.6% increase in our ASPs as a result of improvements in product mix towards our premium image sensors from the prior year period.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors in the nine months ended January 31, 2012 and 2011:

	Nine Months Ended
	January 31,
	2012	2011
OEMs and VARs	78.3%	74.8%
Distributors	21.7	25.2
Total	100.0%	100.0%

OEMs and VARs.   In the nine months ended January 31, 2012, one OEM customer accounted for approximately 13.9% of our revenues. In the nine months ended January 31, 2011, two OEM customers accounted for approximately 15.5% and 10.3% of our revenues, respectively. For the nine months ended January 31, 2012 and 2011, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the nine months ended January 31, 2012, one distributor customer accounted for approximately 13.2% of our revenues. In the nine months ended January 31, 2011, one distributor customer accounted for approximately 13.8% of our revenues. For the nine months ended January 31, 2012 and 2011, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2012 and 2011:

	Nine Months Ended
	January 31,
	2012	2011
Domestic sales	5.9%	1.2%
Foreign sales	94.1	98.8
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the nine months ended January 31, 2012 increased to 29.3% from 28.5% for the nine months ended January 31, 2011. The year-over-year increase in gross margin reflected a favorable product mix shift to our premium VGA and OmniBSI-based 1-megapixel products. This was partially offset by the cost of owning the CameraCube production operations, which was only reflected in our cost of revenues since October 31, 2011. Lastly, there was a decrease in the write-down of inventories which totaled approximately $11.1 million during the nine months ended January 31, 2012, as compared to $13.3 million in the similar prior year period. In the nine months ended January 31, 2012, we also recorded an increase in sales from previously written down products, which totaled $10.9 million, as

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

compared to $10.1 million during the similar period in the prior fiscal year. We recorded approximately $2.0 million in stock-based compensation expense to cost of revenues during the nine months ended January 31, 2012, as compared to $1.5 million in the nine months ended January 31, 2011.

Research, Development and Related Expenses

Research, development and related expenses for the nine months ended January 31, 2012 increased to approximately $83.6 million from approximately $64.2 million for the nine months ended January 31, 2011. As a percentage of revenues, research, development and related expenses for the nine months ended January 31, 2012 and 2011 represented 12.3% and 9.2%, respectively.

The increase in research, development and related expenses of approximately $19.4 million, or 30.2%, for the nine months ended January 31, 2012 from the similar prior year period resulted primarily from an $13.0 million increase in non-recurring engineering expenses related to new product development; a $2.8 million increase in salary and payroll-related expenses; a $2.1 million increase in stock-based compensation expense; and a $1.0 increase in patent-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended January 31, 2012 increased to approximately $47.7 million from $44.5 million for the nine months ended January 31, 2011. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2012 and 2011 represented 7.0% and 6.4%, respectively.

The increase in selling, general and administrative expenses of approximately $3.2 million, or 7.2%, for the nine months ended January 31, 2012 from the similar period in the prior year resulted primarily from: a $1.7 million increase in stock-based compensation expense; a $0.9 million increase in compensation and personnel-related expenses; a $0.6 million increase in office and facility expenses; and a $246,000 increase in legal expenses related to patent defense. These increases were partially offset by $350,000 decrease in depreciation expenses; and a $160,000 decrease in decrease in commission expenses paid primarily to distributors and sales representatives.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Kodak. Amortization of acquired patent portfolio totaled approximately $7.0 million for the nine months ended January 31, 2012. We did not incur any comparable charges during the nine months ended January 31, 2011.

Benefit from Acquisition of Production Operations from VisEra

In October 2011, we acquired the CameraCube production operations from VisEra, for a total consideration of $42.9 million, to be paid in fiscal 2012 and 2013. We recorded a one-time benefit of $8.6 million in “Benefit from acquisition of production operations from VisEra,” representing the difference between the acquisition-date fair value and the original carrying value of our previously held investment in the production operations.

Interest Expense, Net

Interest expense, net, for the nine months ended January 31, 2012 increased to approximately $1.2 million from $1.0 million for the nine months ended January 31, 2011. The increase in interest expense, net, for the nine months ended January 31, 2012 as compared to the corresponding period in the prior year was the result of a $109,000 increase in interest income, offset by a $360,000 increase in interest expense primarily associated with the accretion of interest on the purchase consideration payable to VisEra in fiscal 2013.

Other Income, net

Other income, net, for the nine months ended January 31, 2012 totaled $0.9 million, as compared to $2.8 million in the prior year. Other income, net, for the nine months ended January 31, 2012 included a $2.2 million gain that represented our portion of the net income recorded by WLCSP, partially offset by a $1.2 million loss on the interest rate

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

Provision for (Benefit from) Income Taxes

We generated approximately $69.0 million and $91.8 million in income before income taxes for the nine months ended January 31, 2012 and 2011, respectively. We recorded a provision for income taxes of approximately $5.8 million and $1.3 million for the nine months ended January 31, 2012 and 2011, respectively, resulting in effective tax rates of 8.4% and 1.4% for the respective periods.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The discrete adjustments to our provision for income taxes for the nine months ended January 31, 2012 included the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies and the income tax expense associated with our share of the gain recognized by VisEra from its sale of the CameraCube production operations. (See Note 6 — “Acquisition of Production Operations from VisEra” to our condensed consolidated financial statements.) These unfavorable adjustments to our provision for income taxes for the nine months ended January 31, 2012 were partially offset by favorable adjustments to tax provisions from prior years due to changes in estimates, the tax benefit that we realized from our employees’ dispositions of incentive stock awards, the tax benefits that we realized from the foreign exchange gain associated with our unrecognized tax benefits and a reduction of unrecognized tax benefits due to the lapses of the applicable statute of limitations in various jurisdictions.

During the nine months ended January 31, 2012, we reduced unrecognized tax benefits by approximately $3.3 million due to the lapses of the applicable statute of limitations in various jurisdictions. During the nine months ended January 31, 2012, we accrued an additional $1.0 million of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as additional information arises. As of January 31, 2012, we anticipate that the balance of gross unrecognized tax benefits will decrease by $3.6 million due to lapses of statute of limitations in certain jurisdictions over the next 12 months.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was zero for the nine months ended January 31, 2012 which reflected the deconsolidation of SOI in June 2010. (See Note 5 — “Long-term Investments” to our condensed consolidated financial statements.) Net loss attributable to noncontrolling interest was $32,000 for the nine months ended January 31, 2011, which represented the 56.3% ownership interest that we did not own in the net loss of SOI.

Liquidity and Capital Resources

Our principal sources of liquidity as of January 31, 2012 consisted of cash, cash equivalents and short-term investments totaling $236.5 million.

Liquidity

Our working capital decreased to $525.6 million as of January 31, 2012, as compared to $582.1 million as of April 30, 2011. Our working capital decreased as a result of: a $230.4 million decrease in cash, cash equivalents and short-term investments, including approximately $100.0 million in cash used for the repurchase of the Company’s common stock, and approximately $26.0 million in cash paid to VisEra Technologies Company, Ltd. for the acquisition of the CameraCube production operations during the second quarter of fiscal 2012; a $9.9 million decrease in accounts receivable; a $6.9 million increase in accrued expenses; a $3.2 million decrease in prepaid expenses and other current assets and a $1.2 million decrease in prepaid and deferred income tax. These decreases in working capital were partially

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

offset by: a $140.4 million increase in inventories primarily caused by a cutback in customer orders that started in the second quarter of fiscal 2012; a $48.1 million decrease in accounts payable and a $6.2 million decrease in deferred revenues, less cost of revenues. During the latter half of our third fiscal quarter ended January 31, 2012, our customers resumed their build of products and we expect to be able to improve our inventory turn over the coming quarters as we continue to fulfill our customers’ new orders. As this continues, we anticipate that our business operations will begin generating positive operating cash flows.

Cash balances are held throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of January 31, 2012, the principal amounts outstanding under the Mortgage Loan and Term Loan were $24.9 million and $1.8 million, respectively.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of January 31, 2012, the principal amount outstanding under the Construction Loan was $16.6 million at an interest rate of 6.3%.

Cash Flows from Operating Activities

For the nine months ended January 31, 2012, net cash used in operating activities totaled approximately $96.8 million as compared to cash provided by $124.0 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $63.2 million for the nine months ended January 31, 2012; adjustments for non-cash charges of $21.9 million in depreciation and amortization, $19.3 million in stock-based compensation, $11.1 million in write-down of inventories, $8.6 million in benefit from acquisition of production operations from VisEra, $7.7 million in gains on equity investments, net, and $1.2 million in losses on interest rate swaps; a $9.9 million decrease in accounts receivable, net; a $3.9 million decrease in prepaid and deferred income taxes; and a $3.3 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $153.7 million increase in inventories; $45.7 million decrease in accounts payable; a $6.8 million decrease in accrued expenses and other current liabilities; a $6.1 million decrease in deferred revenues, less cost of revenues; and a $2.1 million decrease in income taxes payable. The $153.7 million increase in inventories was primarily caused by a cutback in orders by our customers in the second quarter of fiscal 2012. The $45.7 million decrease in accounts payable resulted from the payment of inventories that we received during the first half of the quarter. The $9.9 million decrease in accounts receivable, net, reflects the decreased level of revenues during the three months ended January 31, 2012 as compared to the three months ended April 30, 2011.

For the nine months ended January 31, 2011, net cash provided by operating activities totaled approximately $124.0 million. The principal components of the current year amount were: net income of approximately $90.5 million for the nine months ended January 31, 2011; adjustments for non-cash charges of $15.1 million in stock-based compensation, $14.6 million in depreciation and amortization, $13.3 million in write-down of inventories, $9.8 million in gains on equity investments, net, $1.8 million in the tax effect from stock-based compensation, $1.0 million in the excess tax benefit from stock-based compensation and $260,000 in losses on interest rate swaps; a $24.3 million decrease in inventory due to the increase in sales activity for the three months ended January 31, 2011; a $15.3 million increase in accounts payable also resulting from the increase in quarterly sales activity; a $8.2 million increase in deferred tax liabilities; a $5.7 million increase in deferred revenues, less cost of revenues and a $3.5 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $44.9 million increase in accounts receivable, net; a $6.0 million decrease in income taxes payable; a $4.3 million increase in refundable and deferred income taxes and a $2.6 million decrease in accrued expenses and other current liabilities. The $44.9 million increase in accounts receivable, net, reflects the increased level of revenues during the three months ended January 31, 2011, as days of sales outstanding decreased only slightly, to 41 days as of January 31, 2011 from 42 days as of April 30, 2010. The $5.7 million increase in deferred revenues, less cost of revenues, was due to an increase in inventories at our distributors as of January 31, 2011.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows from Investing Activities

For the nine months ended January 31, 2012, our cash provided by investing activities totaled $9.9 million as compared to cash used in investing activities of approximately $38.3 million for the corresponding period in the prior year, primarily due to $137.4 million in net proceeds from sales or maturities of short-term investments, partially offset by $76.1 million in purchases of short-term investments, $26.0 million in payment for the acquisition of the CameraCube production operations from VisEra, $18.5 million in purchases of property, plant and equipment, net of sales, $6.5 million in purchases of intangible and other asset and $421,000 in purchases of long-term investment. For the nine months ended January 31, 2011, our cash provided by investing activities totaled $38.3 million due to $128.2 million in net proceeds from sales or maturities of short-term investments, $3.8 million in net proceeds from the sale of SOI, partially offset by $155.3 million in purchases of short-term investment, $5.0 million in purchases of intangible and other assets, $2.8 million due to the deconsolidation of SOI, $7.1 million in purchases of property, plant and equipment and $282,000 in purchases of long-term investments.

Cash Flows from Financing Activities

For the nine months ended January 31, 2012, net cash used in financing activities totaled approximately $81.8 million, as compared to net cash provided by financing activities of $55.1 million during the corresponding period in the prior year. This change was primarily due to the use of $100.0 million for the repurchase of our common stock and $3.5 million to repay long-term borrowings, partially offset by $19.1 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $2.6 million in excess tax benefits from stock-based compensation. For the nine months ended January 31, 2011, net cash provided by financing activities totaled approximately $55.1 million. This change was due to $57.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.0 million in excess tax benefits from stock-based compensation, partially offset by $3.4 million used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended October 31, 2008, we formed Shanghai OmniVision Semiconductor Technology Co. Ltd, or OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. As of January 31, 2012, we had contributed $1.5 million, as required under the terms of our $10.0 million capital commitment. We are currently reviewing with the local government the contribution schedule of the remaining $8.5 million.

During the three months ended April 30, 2011, we formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., or OOC-China, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities for CameraCube production. As of January 31, 2012, we had contributed $3.8 million of the committed $25.0 million registered capital. We are required to contribute the remaining $21.2 million by April 2013. See Note 15 — “Commitments and Contingencies” to our condensed consolidated financial statements.

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

On November 7, 2011, we announced that our board of directors authorized a program to repurchase up to $100 million of our outstanding common stock, effective immediately. The exact amount, method and timing of any purchases under the stock repurchase program are subject to market conditions, legal requirements, management’s judgment, as well as other factors. The stock repurchase program does not obligate us to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Our board of directors may modify, extend or terminate the stock repurchase program at any time. As of January 31, 2012, we had repurchased 8,058,187 shares of our common stock under this program, for an aggregate cost of approximately $100 million. As of January 31, 2012, no additional repurchases are authorized under this open-market program. See “Note 14 — Treasury Stock” to our condensed consolidated financial statements.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 31, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$13,134	$8,569	$4,532	$33	$—
Debt obligations(1)	43,284	3,888	7,446	9,821	22,129
Purchase obligations(2)	130,399	130,399	—	—	—
Total contractual obligations	186,817	142,856	11,978	9,854	22,129

Other Commercial Commitments:
OST(3)	8,500	8,500	—	—	—
OOC-China(4)	21,250	—	21,250	—	—
Total commercial commitments	29,750	8,500	21,250	—	—
Total contractual obligations and commercial commitments	$216,567	$151,356	$33,228	$9,854	$22,129

(1)          In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of January 31, 2012, our balance outstanding under the Construction Loan was approximately $16.6 million. See Note 8 —“Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements.

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

As of January 31, 2012, the long-term income taxes payable, including estimated interest and penalties, was $85.5 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of January 31, 2012 presented above.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In June 2011, the FASB revised the authoritative guidance on how comprehensive income is presented. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. The presentation of other comprehensive income in the statement of stockholders’ equity is not allowed. In December 2011, the FASB supplementary modified the authoritative guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. The guidance is effective for us beginning in the first quarter of fiscal 2013. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB revised the authoritative guidance on how companies should test goodwill for impairment. The revised guidance allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, before determining whether it is necessary to perform additional goodwill impairment tests. The guidance is effective for us beginning in the first quarter of fiscal 2013, with an option for early adoption starting in the second quarter of fiscal 2012. We have not yet adopted this guidance and are currently evaluating the impact it may have on our financial position, results of operations and cash flows.

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

As of January 31, 2012, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three and nine months ended January 31, 2012 were not material.

Given that the expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of January 31, 2012, the principal amount outstanding under the Construction Loan was $16.6 million. As of January 31, 2012, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement losses. As of January 31, 2012, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10%

change in LIBOR would not have a material effect on our interest expense for the three and nine months ended January 31 2012.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the current published rate. Interest rate under the Construction Loan was 6.3% at January 31, 2012. We do not hedge against the risk of interest rate changes for the Construction Loan. We expect the next interest rate adjustment will occur in September 2012. As such, any hypothetical 10% shifts in yield would not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and nine months ended January 31, 2012.

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

(b)   Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended January 31, 2012, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

On November 29, 2001, a complaint captioned McKee v. OmniVision Technologies, Inc., et. al., Civil Action No. 01 CV 10775, was filed in the United States District Court for the Southern District of New York against us, some of our directors and officers, and various underwriters for our initial public offering. Plaintiffs generally alleged that the defendants violated federal securities laws because the prospectus related to our offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in our offering. The complaint sought unspecified damages on behalf of a purported class of purchasers of our common stock between July 14, 2000 and December 6, 2000. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On February 19, 2003, the Court issued an order dismissing all claims against us except for a claim brought under Section 11 of the Securities Act of 1933.

These actions have been resolved by a global settlement of the coordinated litigation. Under the settlement, the insurers pay the full amount of settlement share allocated to us, and we bear no financial liability. Our company and the other defendants receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. Various appeals filed by objectors were withdrawn or dismissed.

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

On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that our products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. Subsequently, the Court scheduled the hearing on motions for summary judgment with respect to U.S. Patent No. 6,818,877 on April 23, 2012. On February 3, 2012, the Court issued additional claim construction with respect to U.S. Patent No. 6,818,877. As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. On April 12, 2011, the Court dismissed with prejudice all of Panavision’s claims of infringement against us regarding U.S. Patent Nos. 7,057,150 and 6,663,029, and ordered that Panavision not assert any claims of infringement relating to U.S. Patent Nos. 7,057,150 and 6,663,029 or any reissues of those patents against us at any time. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

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

On November 22, 2011, Defendants Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp. (collectively “TSMC”) filed amended counterclaims asserting that Ziptronix has infringed, actively induced infringement of, and/or induced contributory infringement of the following five patents: U.S. Patent Nos. 6,682,981 (“Stress Controlled Dielectric Integrated Circuit Fabrication”), 7,307,020, (“Membrane 3D IC Fabrication”), 6,765,279 (“Membrane 3D IC Fabrication”), 7,385,835 (“Membrane 3D IC Fabrication”), and 6,350,694 (“Reducing CMP Scratch, Dishing and Erosion by Post CMP Etch Back Method for Low-K Materials”). Ziptronix answered the amended counterclaims on December 9, 2011 and denied each of TSMC’s infringement claims against it.

An initial case management conference was held on February 1, 2012, and a case management order was entered on February 6, 2012. A claim construction hearing is currently scheduled for November 7 and 8, 2012. We expect to vigorously defend ourselves against Ziptronix’s allegations. At this time, we cannot estimate any possible loss or predict whether this matter will result in any material expense to us.

On October 26, 2011, a putative class action complaint captioned Woburn Retirement System v. OmniVision Technologies, Inc., et al., Case No. 11-cv-5235, was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director. On November 4, 2011 and December 21, 2011, two similar putative class actions were filed against the same defendants in the same Court, Laborers Local 235 Benefit Funds v. OmniVision Technologies, Inc., et al., Case No. 11-cv-5372, and Carbon County Retirement Board v. OmniVision Technologies, Inc., Case No. 11-cv-6593, respectively. All three complaints allege that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular regarding the use of our imaging sensors in Apple Inc.’s iPhone. The complaints seek unspecified damages, the first two actions on behalf of a purported class of purchasers of our common stock between August 27, 2010 and October 13, 2011, and the third on behalf of a purported class of purchasers between May 27, 2011 and November 6, 2011. These actions have been consolidated. We will respond after a consolidated complaint has been filed. We intend to vigorously defend ourselves against these allegations. At this time, we cannot estimate or predict whether this matter will result in any material loss to us.

On November 15, 2011, a shareholder derivative complaint captioned William H. Barlow v. Shaw Hong, et al. Case No. 1-11-CV-213177, was filed in the Superior Court of California, County of Santa Clara, against several of our current officers and directors and one former director. On December 19, 2011 and January 17, 2012, two similar shareholder derivative complaints were filed in the same Court against similar defendants, Wei Huang v. Shaw Hong, et al., Case No. 1-11-CV-215280, and Daniel Ecoff v. Shaw Hong, et al., Case No. 1-12-CV-216875, respectively. We were also named as a nominal defendant in all three actions. These complaints make allegations similar to those presented in the Woburn, Laborers Local 235 Benefit Funds, and Carbon County actions, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. The complaints seek unspecified damages on behalf of us. These actions have been consolidated. We will respond after a consolidated complaint has been filed. At this time, we cannot estimate or predict whether this matter will result in any material loss to us.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. These OEMs, VARs and distributors may rely upon one or more key end user customers for a significant portion of their revenue. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or their key end user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012 we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for the quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, cancellation or reduction of purchase orders or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end user customers, and that are efficiently and successfully integrated into their products. In fiscal 2011, approximately 55.0% of our revenues came from sales to our top five customers. In addition, in the nine months ended January 31, 2012, approximately 53.6% of our revenues came from sales to our top five customers, including one OEM customer that accounted for approximately 13.9% of our revenues, and one distributor customer that accounted for approximately 13.2% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end user customers and attract new customers.

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

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have declined as a result. Competition in our product markets is intense and as this competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the ASPs for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. In addition, the higher cost inventory that we are currently carrying as a result of unexpected cutbacks in orders from certain of our key customers could continue to adversely affect our gross margins until we are able to move that inventory. Although we may decrease our research, development and related expenses in the short-term from time-to-time, historically we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

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

Our failure to successfully develop new products that achieve market acceptance in a timely fashion and that can be efficiently and successfully integrated with our customers’, including their key end user customers’, products could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products. For example, during the first half of fiscal 2012, we experienced an unanticipated extension in the product development cycle of our OV8830 product. This delayed the production ramp up of this new sensor. Towards the end of our second quarter of fiscal 2012, we started to ship this product in very limited quantities. Although we plan to promote this product to our key customers, if we are unsuccessful in integrating this product into our key customers’ products, it could adversely affect our growth opportunities and our future revenue. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

•                  accurate prediction of market requirements and evolving standards, including imaging pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for webcams and other platforms;

•                  development of advanced technologies and capabilities, including our CameraCube, OmniBSI, OmniBSI+ and OmniBSI-2 technologies;

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

We rely on VisEra for the color filter application of our completed wafers. In addition, we rely on Advanced Semiconductor Engineering, Inc. and on Tong Hsing for substantially all of our ceramic chip packages. We rely on XinTec, an investee company, for chip scale packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in chip-on-board packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers’ ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that existed during fiscal 2009 and fiscal 2010 made it extremely challenging to accurately predict customer demand because demand demonstrated increased volatility. Although customer demand for our products steadily increased during fiscal 2011 and the first quarter of fiscal 2012, customer demand decreased in the second and third quarters of fiscal 2012. There is no guarantee that customer demand will increase in the remainder of fiscal 2012 or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third fiscal quarters of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $26.6 million as of January 31, 2012. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage and term loans into fixed rate loans. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record their fair value changes in our Consolidated Statements of Income, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

Many of the products using our image sensors, such as mobile phones, notebooks, tablets, webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business beginning with the second quarter of fiscal 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of recent macroeconomic uncertainties, some schedule delays in our product introductions and unexpected cutbacks in orders from some of our key customers, we anticipate our historical seasonal cycle to again be disrupted. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2012, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $72.2 million and our long-term investments totaled approximately $121.1 million.

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

We are subject to corporate governance laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that impose certain requirements on us and on our officers, directors, attorneys and independent registered public accounting firm. In order to comply with these rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.

We hold a significant amount of marketable securities which are subject to general market risks over which we have no control.

As of January 31, 2012, we held cash and cash equivalents totaling $211.2 million, and short-term investments totaling $25.3 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of January 31, 2012, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, in August 2002, we initiated a patent infringement action in Taiwan, Republic of China against IC Media Corporation of San Jose, California for infringement of a Taiwanese patent that had been issued to us. Ultimately, the Taiwan Ministry of Economic Affairs and the High Administrative Court upheld the determination of the Taiwan Intellectual Property Office to cancel the patent. Although we do not believe the cancellation of this Taiwanese patent had a material adverse effect on our business or prospects, there may be other situations where our inability to adequately protect our intellectual property rights could materially and adversely affect our competitive position and operating results. If a third party can copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents, this could materially adversely affect our business and prospects. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Any disputes over our intellectual property rights, whatever the ultimate resolution of such disputes, may result in costly and time-consuming litigation or require the license of additional elements of intellectual property for a fee.

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

During fiscal 2011 and the nine months ended January 31, 2012, approximately 24.7% and 21.7%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2011 and the nine months ended January 31, 2012. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through March 12, 2012, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on March 5, 2012 was $15.83 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, our purchases of our common stock in the third quarter of fiscal 2012 (in thousands, except per share data):.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)

November 1, 2011 — November 30, 2011	—	$—	—	$100,000
December 1, 2011 — December 31, 2011	8,058	12.41	8,058	$—
January 1, 2012 — January 31, 2012	—	—	—	$—
Total	8,058	$12.41	8,058

(1)   On November 7, 2011, we announced that our board of directors authorized a stock repurchase program that provides for the repurchase of up to $100 million of our outstanding common stock. As of January 31, 2012, no additional repurchases are authorized under this stock repurchase program. See the section entitled “Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for further information on this program.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.2	Bylaws of OmniVision Technologies, Inc. as amended on November 27, 2007 and November 21, 2011.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)         Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: March 12, 2012

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 12, 2012

	By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.2	Bylaws of OmniVision Technologies, Inc.as amended on November 27, 2007 and November 21, 2011.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)         Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.