Form 10-K
period 2012-04-30
OMNIVISION TECHNOLOGIES INC
filed 2012-06-26
CIK 1106851

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 31, 2011, the last business day of Registrant's most recently completed second fiscal quarter, there were 49,349,436 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on October 31, 2011 was approximately $804.9 million. Shares of Registrant's common stock held by the Registrant's executive `officers and directors and by each entity that owns five percent or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of June 15, 2012, 52,786,938 shares of common stock of the Registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2012 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2012

PART I

ITEM 1.    BUSINESS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as "anticipates," "believes," "expects," "intends," "may," "outlook," "plans," "seeks," "will" and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers' future actions, the timing of the production of our products, our ability to resolve an outstanding product development issue, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the continued importance of the mobile phone market to our business, the continued concentration of manufacturers in the mobile phone market, the further expansion of the smartphone segment within the mobile phone market, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions, our ability to improve our inventory turnover and to generate positive cash flow, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part I under the caption "Item 1A. Risk Factors," beginning on page 18 of this Annual Report and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

        OmniVision, the OmniVision logo, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCubeChip, OmniBSI, OmniBSI+, OmniBSI-2, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP and SquareGA are trademarks of OmniVision Technologies, Inc. Wavefront Coded and Wavefront Coding are registered trademarks of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

Corporate Information

        OmniVision Technologies, Inc., a Delaware corporation, was incorporated in May 1995 in California, and reincorporated in Delaware in March 2000. Our executive offices are located at 4275 Burton Drive, Santa Clara, California 95054 and our telephone number is (408) 567-3000. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statement for our annual stockholders' meeting and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after we electronically file such documents with, or furnish them to, the SEC. Information about our company is available on the Internet at www.ovt.com. The information in, or that can be accessed through, our website is not part of this report.

Overview

        We design, develop and market high-performance, highly integrated and cost-efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we refer to as CameraChip™ image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS, fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We have also integrated our CameraChip image sensors with wafer-level optics, which we refer to as CameraCubeChip™ imaging devices. Our CameraCubeChip imaging device is a small footprint, total camera solution that we believe will enable the further miniaturization of camera products. We believe that our highly integrated image sensors and imaging devices enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost-effective and more power-efficient than cameras using traditional charge-coupled devices, or CCDs.

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

        During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications suggesting certain major economies were returning to positive growth. Our quarterly sales improved in fiscal 2011, as compared to fiscal 2010 and fiscal 2009. However, in fiscal 2012, our business was once again affected by macroeconomic uncertainties. In recent months, global economic prospects started to worsen, and it is uncertain whether the resumption of economic growth will be sustained. Given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

  Market Environment

        We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customers within a product group. Thus, we have marketing teams that address the mobile phone market, the notebook and webcam market, the digital still camera, or DSC, market, the security and surveillance market, the entertainment market, and the automotive and medical markets.

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

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 3.1 billion image sensors, including approximately 615 million in fiscal 2012. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

        With our CameraCubeChip products, we collaborate with the industry's leading wafer-level lens suppliers. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production and assembly operations, which we had previously outsourced to them.

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

        We currently perform the final testing of our packaged products at our own facility in China. As necessary, we will make further investments to expand our testing and production capacity, as well as our overall capability to design additional custom products for our customers.

        Since our customers' end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us.

        Many of the products using our image sensors, such as mobile phones, notebooks, tablets, webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China, Hong Kong and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the global economic downturn in 2009, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business beginning in the second fiscal quarter of 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of macroeconomic uncertainties in various advanced economies, some schedule delays in our product introductions and unexpected cutbacks in order from certain of our key customers, our historical seasonal cycle was disrupted again in fiscal 2012. While we believe that the market opportunities represented by mobile phones remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

        We believe that, like the demand for DSCs, mobile phone, notebook, tablet and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of a broader variety of products.

        As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, notebooks and webcams, security and surveillance systems, DSCs, video cameras, entertainment devices, automotive and medical imaging systems as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. We have also recently started to ship our CameraCubeChip products, which carries a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products may also mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

        Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. Recently, we also requested our suppliers to invest in additional equipment and such investment translates into higher product costs. If we are unable to spread such added cost over larger unit sales, our gross margin may decline. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

        Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to supply constraints, semiconductor companies were unable to meet the product demands of their customers and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges as we sought to meet our customers' demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cutback their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012, our OmniBSI-2 inventories increased significantly. Since our production capacity ramp is slower than our customers' production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment will remain volatile throughout fiscal 2013, especially in the consumer-oriented product markets, and will continue to affect our ability to accurately forecast customer demand.

        Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected production yield issues with future products. In general, during the early stages of production, production yields and gross margins for new products are typically lower than those of established products. During production, we can also encounter unexpected manufacturing issues, such as unexpected back-end yield problems.

        In addition, in preparation for new product introductions, we gradually decrease production of established products. Due to our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of new products. Given the current economic uncertainty, the visibility of our business outlook is extremely limited and forecasting is even more difficult than under normal market conditions. As a result, it is possible that we could suffer from shortages of certain products and build inventories in excess of demand for other products. We carefully consider the risk that our inventories may be in excess of expected future demand and record appropriate reserves. If, as sometimes happens, we are subsequently able to sell these reserved products, the sales have little or no associated cost and, consequently, they have a favorable impact on gross margins.

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

        All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the imaging pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. With our OmniBSI architecture, the image sensor receives light through the back side of the chip. As a result, there is no metal wiring to block the image light, and the entire backside of the image sensor can be photo-sensitive. Not only does this enable us to produce a superior image, it also permits the front of the chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality. Capturing light on the back side of the image sensor also allows us to reduce the distance the light has to travel to the imaging pixels, and thus provide a wider angle of light acceptance. Widening the angle of light acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera module.

        In February 2009, we announced the introduction of our CameraCubeChip technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCubeChip devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCubeChip solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers. Although currently our customers primarily use our CameraCubeChip devices as secondary cameras in mobile handsets, going forward we anticipate that they will be used as the primary camera in mobile handsets.

        In February 2010, we announced the introduction of our new OmniBSI-2™ architecture built on the advanced 300 mm copper process at the facilities of TSMC. The OmniBSI-2 architecture represents our second-generation BSI technology and enables us to design imaging pixels as small as 1.1 µm in dimension.

        In January 2012, we introduced new image sensors based on OmniBSI+™, our improved 1.4 µm OmniBSI architecture. The OmniBSI+ architecture offers significant performance and image quality improvements over our original OmniBSI pixel architecture, and maintains a comparable cost structure.

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

  Advanced Image Processing

        We have developed a broad range of proprietary technologies for image processing. For example, we developed algorithms to produce high dynamic range images and to enable gesture-cognitive applications. We also put significant emphasis on low power consumption and high efficiency in our image signal processing.

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

        In addition, we design and develop another category of products which we refer to as CameraCubeChip imaging devices. They are image sensors with integrated wafer-level optics. We also supply companion chips used to connect our image sensors to various interfaces, including the universal serial bus, or USB, a connection which allows add-on devices to be connected to notebook and webcams and other industry standard interfaces such as the Mobile Industry Processor Interface, or MIPI, and low-voltage differential signaling, or LVDS. In addition, we provide companion digital signal processors, or DSP, that perform compression in standardized still photo and digital video formats.

        We also design and develop standard software drivers for Linux, Mac OSX and Microsoft Windows, as well as for embedded operating systems such as Android, Blackberry OS, Symbian, Windows CE, Windows Embedded and Windows Mobile. These software drivers accept the image data being received from the USB, provide data decompression, if required, and manage interface protocols with the camera. We have designed these drivers for speed and flexibility and to allow easy customization of the user interface. We do not record any revenue from this software, which we provide to our customers as an element of customer support.

  New Products

        In May 2011, we introduced the OV5690, the first 5-megapixel CMOS image sensor to use our advanced OmniBSI-2 pixel architecture. The OV5690's advanced features include 1080p high definition, or HD, video recording at 30 frames per second, or FPS, an integrated scaler, and 2 × 2 binning functionality with re-sampling filter. The scaler enables electronic image stabilization, while maintaining full field of view in 720p and 1080p HD video modes, and allows for HD video with digital video zoom functionality.

        In August 2011, we introduced the OV8850, our first 8-megapixel CMOS image sensor based on our advanced 1.1-µm OmniBSI-2 pixel architecture. The 1/4-inch OV8850 has a small footprint and is designed for slim autofocus camera modules. The OV8850 supports 1080p HD video recording at 30 FPS. With a 2 × 2 binning functionality, the OV8850 also provides 720p HD video recording at 60 FPS with electronic image stabilization.

        In August 2011, we also introduced OV9770, a 1/6-inch HD image sensor based on our advanced 1.75-µm OmniBSI-2 pixel architecture. As a native 720p HD sensor, the OV9770 is capable of capturing 30 FPS HD video without suffering from degradation or image artifacts due to scaling or cropping. The OV9770 is designed for notebooks, tablets and portable media players.

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

        In January 2012, we also introduced the OV8825, our first 1/3.2-inch 8-megapixel CMOS image sensor based on our OmniBSI+ pixel architecture. The OmniBSI+ architecture offers significant performance and image quality improvements over our original OmniBSI pixel architecture, and maintains a comparable cost structure. The OV8825 operates at 24 FPS in full resolution, and at 30 or 60 FPS in HD video mode. Its integrated scaler offers electronic image stabilization, and enables the sensor to maintain full field-of-view with improved signal-to-noise performance in 1080p HD video mode at 30 FPS. The sensor's 2 × 2 binning functionality with a post-binning re-sampling filter function minimizes spatial artifacts and removes image artifacts around edges.

        In February 2012, we introduced the OV9724, a 1/9-inch HD image sensor based on our 1.4-µm OmniBSI+ pixel architecture. The OV9724 is designed for ultra-slim, narrow-bezel devices such as smartphones, notebooks and tablets, and offers 720p HD video at 30 FPS or cropped VGA video at 60 FPS. Together with OV9724, we also announced the OVM9724, which is the OV9724 packaged in our proprietary CameraCubeChip format.

        In February 2012, we also introduced two CMOS image sensors designed for automotive applications, the OV10630 and the OV10635. The two sensors are similar in functionality and performance but are integrated in different packages. The OV10630 and OV10635 are megapixel system-on-chip image sensors built on our 4.2-µm OmniPixel3-HS pixel architecture, offering 720p 30 FPS HD video with color high dynamic range functionality.

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

        On June 20, 2011, we entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was closed in the second quarter of fiscal 2012. The total consideration was $42.9 million in cash, with no additional contingent consideration. See Note 5—"Long-Term Investments," Note 6—"Business Acquisitions," and Note 17—"Related Party Transactions" to our consolidated financial statements.

  Acquisition of Aurora

        In March 2010, we acquired Aurora. Aurora designed, marketed and sold LCoS-based microdisplay panels. These microdisplay panels are used for projection applications in consumer electronics, industrial, aerospace and mobile viewing platforms. We believe there is an emerging trend for video-centric applications in the consumer market. The advanced image projection technology we acquired through Aurora is intended to enable us to capitalize on this trend. Our closing consideration for the acquisition was approximately $5.6 million in cash. Of the $5.6 million purchase price, $0.5 million was placed in escrow at the time of the close and was released to the selling stockholders of Aurora during the fourth quarter of fiscal 2011. There is no additional contingent consideration associated with this acquisition.

  Acquisition of Kodak Patents

        In March 2011, we acquired certain image-sensor related patents and patent applications from Eastman Kodak Company, or Kodak, for cash consideration of $65.0 million. In connection with the acquisition, we granted to Kodak world-wide, non-exclusive royalty-free licenses, without the right to sublicense, to use the purchased patents to manufacture and sell current image-sensor products and other Kodak products incorporating image sensors.

  Acquisition of Production Operations from VisEra

        We introduced the CameraCubeChip imaging devices near the end of fiscal 2009. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production operations, which we had previously outsourced to them. The purchase consideration was $42.9 million in cash, with no additional contingent consideration.

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

        CMOS image sensors are typically less expensive to produce and consume significantly less power than CCDs. When originally introduced, the quality of CMOS image sensors lagged behind that of

CCDs, but in recent years, advances in semiconductor manufacturing processes and design techniques have led to significant improvements in CMOS image sensor performance and image quality. Smaller circuits and better current control made it possible to design CMOS image sensors that provide image quality comparable to that of CCDs of comparable resolution. As a result, CMOS image sensors are now widely used in camera-equipped mobile phones, notebooks, tablets, webcams, DSCs, security and surveillance systems, entertainment applications, and increasingly in automotive and medical applications, all areas where high image quality, low power consumption, small size and low cost are important considerations.

        Most conventional CMOS image sensors operate on FSI technology, in which the image sensor captures light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel. Currently, the most advanced CMOS image sensors operate on the BSI technology in which, as its name implies, the image sensor captures light on the back side of the chip. The advantages of BSI technology over conventional FSI technology are discussed in more detail under the sub-heading "Technology" on page 7 above.

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

  Market Opportunity

        Demand for CMOS image sensors for use in mobile phones continued to account for a substantial portion of our revenue in fiscal 2012. Other applications and markets that we are currently serving or that are developing include embedded applications for notebooks, tablets, webcams, security and surveillance, entertainment applications, DSCs, and automotive and medical applications. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.

Customers

        We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. During fiscal 2012, we shipped approximately 615 million image sensors, a decrease of 9.6% from approximately 680 million image sensors in fiscal 2011.

        In fiscal 2012, we derived approximately 78.1% of our revenues from sales to OEMs and VARs and approximately 21.9% of our revenues from sales through distributors. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2012 was LG Innotek Co., Ltd., which accounted for approximately 15.2% of our revenues. The one distributor that accounted for 10% or more of our revenues in fiscal 2012 was World Peace Industrial Group, or World Peace, which accounted for approximately 13.5% of our revenues. No other OEM, VAR or distributor accounted for 10.0% or more of our fiscal 2012 revenues.

Sales and Marketing

        We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2012, our sales and marketing organization had a total of 184 full-time employees. We also had 14 independent distributors, 12 of which are located outside the United States.

        Sales outside of the United States represented approximately 99.4%, 98.3% and 93.1% of our revenues in fiscal 2010, 2011 and 2012, respectively. The recent decrease in revenue percentages for sales outside of the United States was attributable to a temporary change in purchasing preference in one of our end-user customers. We do not expect this trend to continue and we expect that sales outside of the United States will increase again as a percentage of our overall revenues and will continue to account for a very large proportion of our revenues. We use distributors outside the United States principally to facilitate the logistics of the transactions in question and provide credit to end-user customers. These distributors also assume responsibility for collections, product returns and customer support. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our imaging solutions.

Research and Development

        We have designed the internal structure of our CMOS CameraChip and CameraCubeChip image sensors in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that we can rapidly modify for use in new product developments. We design circuit improvements so that we can transfer them readily to other CameraChip image sensor products to help reduce total development time and cost for new products. Our CameraCubeChip imaging devices also include integrated wafer-level optics. We developed our wafer-level optical technology with scalability and manufacturability in mind, enabling us to introduce a larger portfolio of CameraCubeChip products in the future. As of April 30, 2012, we had a total of 571 full-time employees engaged in research and development. Research, development and related expenses for fiscal 2010, 2011 and 2012 were approximately $77.3 million, $88.5 million and $110.7 million, respectively.

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip and CameraCubeChip image sensors. As of April 30, 2012, we have been issued 477 United States patents which expire between September 2012 and January 2031. We have also received 580 foreign patents which expire between January 2015 and August 2029. As of April 30, 2012, we have 271 additional United States patent applications pending, of which 25 have been allowed, and we have 818 foreign patent applications pending, of which 26 have been allowed.

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

Manufacturing

  Wafer Fabrication

        Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We outsource our wafer manufacturing for image sensors to TSMC and Powerchip Technology Corporation, or PTC. Our image sensor products are currently fabricated using standard line geometry processes at 65 nm, 0.11 µm, 0.13 µm, 0.18 µm and 0.25 µm.

  Color Filter Application

        The majority of our fiscal 2012 image sensor sales were color image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixels in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel. We outsource these manufacturing steps to VisEra.

  Wafer Probe Testing

        Wafers that are designated for chip-on-board, or COB, packaging are tested using a process called wafer probe testing. We outsource wafer probe testing to King Yuan Electronics Co., Ltd. and Tong Hsing Electronic Industries, Ltd., or Tong Hsing, an investee company.

  CameraCubeChip Assembly

        We introduced our CameraCubeChip imaging devices near the end of fiscal 2009. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production operations, which we had previously outsourced to them.

  Packaging

        In the case of chip scale packaged, or CSP, products, after wafer fabrication, color filter application, if required, and micro-lens application, the wafers are packaged and then diced into chips. With the exception of CSP products, the wafers are diced first and then packaged. We design our products to use standard packaging that is widely used for optical image sensor chips. These packages have a glass lid to allow light to pass through to the image sensor array. For a portion of our product lines, we rely on Lingsen Precision Industries Co., Ltd., or Lingsen, and Tong Hsing for substantially all of our ceramic chip packaging. We rely on XinTec Inc., or XinTec, an investee company, for our CSP products, which are generally designed for the smallest form factor applications. In the case of COB packaging, we rely on Tong Hsing to prepare good die for use in a delivery format referred to as reconstructed wafers. See Note 5—"Long-Term Investments" to our consolidated financial statements for a further description of our relationships with XinTec and Tong Hsing.

  Final Testing

        High volume final product testing is a critical element in the production of our image sensors and CameraCubeChip imaging devices. Having this capability is a substantial barrier to entry for potential competitors. Production final testing instruments designed for conventional CMOS devices are not sufficient for testing image sensors, because an optical image must be captured and checked in addition to checking the standard logic and electrical functions. We have installed high-throughput automated final test equipment built to our specifications at our testing facility in Shanghai, China. The final test equipment have automated handling capability, a lighting and lens system, a changeable image source and automated output sorting by functionality. The system is programmable so that testing criteria and methodology can be changed easily to accommodate new products or special testing requirements.

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

Backlog

        Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2011 and 2012, our backlog was approximately $259.5 million and $237.8 million, respectively. The decrease in our backlog reflects, in part, a decrease in product demand. Our current backlog is subject to cancellation or changes in delivery schedules, and may not necessarily be an indication of future revenue.

Employees

        As of April 30, 2012, we had a total of 1,796 full-time employees, 413 located in the United States, and 1,383 in China, Finland, Germany, India, Japan, Norway, Singapore, South Korea, Taiwan, Sweden and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any material work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

        For information about revenues and long-lived assets by geographic region/country, see Note 15—"Segment and Geographic Information" in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Executive Officers of the Registrant

        The following persons are our executive officers as of the filing date of this report:

Name	Age	Position
Shaw Hong	74	Chief Executive Officer, President and Director
Anson Chan	43	Vice President of Finance and Chief Financial Officer
Y. Vicky Chou	49	Senior Vice President of Global Management and General Counsel
Ray Cisneros	49	Senior Vice President of Worldwide Sales and Sales Operations
Hasan Gadjali	49	Vice President of Worldwide Marketing and Business Development
John Li	44	Vice President of System Technologies
Howard Rhodes	63	Chief Technical Officer
Henry Yang	47	Chief Operating Officer and Director
Zille Hasnain	57	Vice President of Quality and Reliability

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

        Y. Vicky Chou has served as our Senior Vice President of Global Management and General Counsel since February 2012. From August 2009 to February 2012, Ms. Chou served as our Vice President of Global Management and General Counsel. From June 2003 to August 2009, Ms. Chou served as our Vice President of Legal and General Counsel. From February 2003 to June 2003, Ms. Chou served as our Corporate Counsel. From August 1999 to January 2003, Ms. Chou was an attorney at Heller Ehrman White & McAuliffe LLP. From June 1997 to July 1999, Ms. Chou was an attorney/corporate specialist at Coudert Brothers LLP. Ms. Chou received a B.S. degree in anthropology from Temple University, an M.B.A. degree from St. Joseph's University and a J.D. degree from Santa Clara University.

        Ray Cisneros has served as our Senior Vice President of Worldwide Sales and Sales Operations since February 2012. From August 2009 to February 20012, Mr. Cisneros served as our Vice President of Worldwide Sales. From September 2006 to August 2009, Mr. Cisneros served as our Vice President of Sales. From December 2004 to September 2006, Mr. Cisneros served as our Director of Sales and Marketing for North American Sales. Prior to December 2004, Mr. Cisneros held various sales positions since joining our company in October 2002 including key account management, regional management and sales operations roles. Prior to joining our company, Mr. Cisneros held various senior management positions in the area of sales and marketing for companies in the fiber optics and semiconductor industries, including Sagitta, Inc., a provider of manufacturing equipment solutions for the fiber-optics industry, UMC, a semiconductor foundry, and Novellus Systems, Inc., a provider of manufacturing equipment for the semiconductor industry. Mr. Cisneros holds a B.S. in Metallurgical Engineering from Illinois Institute of Technology and an M.B.A. from Golden Gate University.

        Hasan Gadjali has served as our Vice President of Worldwide Marketing and Business Development since April 2011. From July 2007 to March 2011, Mr. Gadjali served as Vice President of Sales and Business Development at 3DLabs Semiconductor, a subsidiary of Creative Technology Limited, an innovator and supplier of 3D-graphics technology for PCs. Prior to joining 3DLabs Semiconductor, Mr. Gadjali was employed for six years by our company where he held various positions, including Vice President of the Advanced Products Business Unit and Director of Marketing for Advanced Products. Prior to joining our company, Mr. Gadjali held various senior design and technical positions at Winbond Electronics Corporation, Chromatic Research, Inc., Creative Labs, Inc., a subsidiary of Creative Technology Limited, and Sharp Microelectronics, a subsidiary of Sharp Electronics Corporation. Mr. Gadjali holds a B.S.E.E. degree from the University of California, San Diego and an M.S.E.E. degree with an emphasis on image and video coding technology from San Diego State University.

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

        Dr. Howard Rhodes has served as our Chief Technical Officer since February 2012. From August 2005 to February 2012, Dr. Rhodes served as our Vice President of Process Engineering. Dr. Rhodes served as our Senior Director of Process Engineering from September 2004 to August 2005. Prior to joining OmniVision, Dr. Rhodes worked at Micron Technology, Inc., a provider of semiconductor solutions, from 1988 to 2004 as Director of Imager Engineering, and at Kodak Research Labs, a division of Eastman Kodak Company, an imaging company, from 1980 to 1988 as Process Integration Engineer where he was in charge of process development and process integration for high speed visible and IR sensitive CCD products. Dr. Rhodes earned his B.S., M.S, and Ph.D. degrees in Solid State Physics from the University of Illinois.

        Dr. Henry Yang has served as our Chief Operating Officer since February 2012. In addition, Dr. Yang has served as one of our directors since his appointment in February 2010. From February 2007 to February 2012, Dr. Yang served as our Vice President of Engineering. From February 2003 to January 2007, Dr. Yang served as our Director of Engineering. Prior to February 2003, Dr. Yang held various engineering positions since joining our company in April 1996. Dr. Yang holds B.E., M.E. and Ph.D. degrees in Electrical Engineering from the Tsinghua University in China.

        Zille Hasnain has served as our Vice President of Quality and Reliability since February 2012. Prior to joining OmniVision, Mr. Hasnain served as Senior Director of Quality Assurance and Customer

Support from 1983 to January 2012 at Micron Technology, Inc., a provider of semiconductor solutions, where he worked to ensure all Micron DRAM, Flash and CMOS image sensor products met quality and reliability expectations when entering high volume shipments. Mr. Hasnain holds an M.B.A. in Business Administration with an emphasis on Quantitative Analysis from Washington State University.

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

        A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. These OEMs, VARs and distributors may rely upon one or more key end user customers for a significant portion of their revenue. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or their key end user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for the quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, cancellation or reduction of purchase orders or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers', including their key end user customers', demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end user customers, and that are efficiently and successfully integrated into their products. In fiscal 2011 and 2012, approximately 55.0% and 52.0%, respectively, of our revenues came from sales to our top five customers. In addition, in fiscal 2012, one OEM customer accounted for approximately 15.2% of our revenues, and one distributor customer accounted for approximately 13.5% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end user customers and attract new customers.

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

        Our competitors may acquire or enter into strategic or commercial agreements or arrangements with foundries or providers of color filter application, wafer probe testing, assembly or packaging services. These strategic arrangements between our competitors and third party service providers could involve preferential or exclusive arrangements for our competitors. Such strategic alliances could impair our ability to secure sufficient capacity from foundries and service providers to meet our demand for wafer manufacturing, color filter application, wafer probe testing, assembly or packaging services, adversely affecting our ability to meet customer demand for our products. In addition, competitors may enter into exclusive relationships with distributors, which could reduce available distribution channels for our products and impair our ability to sell our products and grow our business. Further, some of our customers could also become developers of image sensors, and this could potentially adversely affect our results of operations, business and prospects.

  Reductions in our average selling prices may lower our revenues and, as a result, may reduce our gross margins.

        We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have declined as a result. Competition in our product markets is intense and as competition continues to intensify, we anticipate that these pricing pressures will increase. We expect that the ASPs for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Historically we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

  The development of new and more complex products can increase our cost of revenue and adversely affect our gross margins.

        A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we have to request our suppliers to install new equipment and tooling, thus increasing the production costs. Because we anticipate experiencing increased sales of our OmniBSI-2 products, we expect that our gross margins will remain at lower levels for at least the first quarter of fiscal 2013. If we are unable to increase our ASPs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

  Sales of our image-sensor products for mobile phones, including smartphones, account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

        Sales to the mobile phone market, including smartphones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 65% and 56% of our revenues in fiscal 2011 and 2012, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2013 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 75% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, such as the cutback we experienced in our second quarter of fiscal 2012, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do these, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in our target markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

        We also expect that image sensors will become more important in the notebook and webcam, entertainment, security, medical and automotive industries. As image sensors begin to fill a greater role in these other markets, the challenges and risks that we face in these other markets could increase and could be similar to some of the challenges and risks that we face in the mobile phone market. If our sales to the mobile phone market and other emerging markets do not increase and/or the mobile phone market and other emerging markets do not grow as expected, our results of operations, business and prospects would be materially adversely affected.

  Our future success depends on the timely development, introduction, marketing and selling of new products, which we might not be able to achieve.

        Our failure to successfully develop new products that achieve market acceptance in a timely fashion and that can be efficiently and successfully integrated with our customers', including their key end user customers', products could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products. For example, during the first half of fiscal 2012, we experienced an unanticipated extension in the product development cycle of our OV8830 product. This delayed the production ramp up of this new sensor. Towards the end of our second quarter of fiscal 2012, we started to ship this product in very limited quantities. Although we plan to promote this product to our key customers, if we are unsuccessful in integrating this product into our key customers' products, it could adversely affect our growth opportunities and our future revenue. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

  •
  accurate prediction of market requirements and evolving standards, including imaging pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for webcams and other platforms;

  •
  development of advanced technologies and capabilities, including our CameraCubeChip, OmniBSI, OmniBSI+ and OmniBSI-2 technologies;

  •
  timely development completion and introduction of new CMOS image sensors that satisfy our customers', including their key end customers', requirements and specifications;

  •
  development of products that maintain technological advantages over the products of our competitors, including advantages with respect to the functionality and imaging pixel capability of our image-sensor products and our proprietary testing processes; and

  •
  market acceptance of the new products.

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

        Our success has been, and will continue to be, dependent upon manufacturers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions on a timely basis that satisfy the manufacturers' requirements and specifications. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks and delays in our product development cycle. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, efforts and risks associated with qualifying a new supplier and modifying its design platforms. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to grow our business in the future will be impaired.

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

        The size of the orders we place with our foundries depends on actual or anticipated sales volumes of our products. Because our foundries provide services to a number of companies, in the event they receive increased orders from us or one or more of the other companies that they service, they may be unable to provide us with the requested quantity of products, may subordinate our request to the requests of other larger companies or may increase the prices they charge us. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to the lack of availability of products, supply constraints forced companies in the industry to be unable to meet customers' product demands and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges then as we sought to meet our customers' demand for our products. If constraints in supply were to happen again or if for any reason our foundries are unable to provide a sufficient number of products to us on a timely basis and at acceptable yields and cost, we may be unable to achieve future growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected.

        The current global economic conditions could materially affect our foundries and cause them to be unable to provide necessary services to us. If TSMC, PTC, or any of our other foundries were unable to continue manufacturing our wafers in the required quantities, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases, we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also develop their own image-sensor products and we would have to identify and qualify other sources for these products.

  We rely on a joint venture company for color filter application and on third party service providers for packaging and other back-end services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

        We rely on VisEra for the color filter application of our completed wafers. In addition, we rely on Lingsen and Tong Hsing for substantially all of our ceramic chip packages. We rely on XinTec, an investee company, for CSP packaging, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in COB packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers' ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

        In addition, if competition for color filter application, packaging, or other back-end services increases, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current providers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate service providers. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. These factors may cause unforeseen product shortages or may increase our costs of manufacturing, which would adversely affect our operating results and cash flows.

  If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

        Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that existed during fiscal 2009 and fiscal 2010 made it extremely challenging to accurately predict customer demand because demand demonstrated increased volatility. Although customer demand for our products steadily increased during fiscal 2011 and the first quarter of fiscal 2012, customer demand decreased in the second and third quarters of fiscal 2012. Although customer demand increased again during the fourth quarter of fiscal 2012, there is no guarantee that customer demand will continue to increase or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third fiscal quarters of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user customers' products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders. We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

  Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

        We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $25.8 million as of April 30, 2012. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage and term loans in to a fixed rate loans. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record their fair value changes in our Consolidated Statements of Income, in "Other income, net." The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

        We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

  Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

        Many of the products using our image sensors, such as mobile phones, notebooks, tablets, webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business beginning with the second quarter of fiscal 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of recent macroeconomic uncertainties, some schedule delays in our product introductions and unexpected cutbacks in orders from some of our key customers, our historical seasonal cycle in fiscal 2012 was again disrupted. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

        We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2012, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $69.0 million and our long-term investments totaled approximately $128.9 million.

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

        As of April 30, 2012, we held cash and cash equivalents totaling $290.5 million, and short-term investments totaling $40.5 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of April 30, 2012, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

  There are risks associated with our operations in China.

        In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, primarily for the testing of our image-sensor products. In October 2008, we formed Shanghai

OmniVision Semiconductor Technology Co. Ltd., or OST, for the purpose of expanding our testing capabilities. In October 2010, through our wholly-owned subsidiary OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we constructed research facilities in Shanghai. In April 2011, we also formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

        We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, in April 2003, we made an investment in XinTec, a company that provides CSP packaging services, and in June 2003 we made an investment in ImPac, a packaging service company. In December 2005, VisEra, our joint venture with TSMC, completed the acquisition of additional shares of XinTec. In May 2007, we acquired a portion of the registered capital of China WLCSP Limited, or WLCSP, a company that also provides chip scale packaging services. In December 2009, Tong Hsing acquired ImPac in a stock-for-stock exchange and we now hold shares in Tong Hsing.

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

        A number of other factors will also affect our future tax rate, and some of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. These factors include changes in non-deductible share-based compensation, changes in tax laws or the interpretation of tax laws, changes in the proportion and geographic mix of our revenue or earnings, changes in the valuation of our deferred tax assets and liabilities, changes in available tax credits, the resolution of issues arising from tax audits, and the repatriation of non-U.S. earnings for which we have not previously provided U.S. taxes.

  Our sales through distributors increase the complexity of our business and may reduce our ability to forecast revenues.

        During fiscal 2011 and fiscal 2012, approximately 24.7% and 21.9%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

        Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2011 and 2012. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

  Provisions in our charter documents and Delaware law could prevent or delay a change in control of our company and may reduce the market price of our common stock.

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

        The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through June 15, 2012, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on June 15, 2012 was $14.11 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices are located in a complex of four buildings in Santa Clara County, California, or the Santa Clara Property, totaling approximately 207,000 square feet which we purchased for an aggregate price of approximately $37.5 million. Please see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity" on page 65 below for a description of the Loan and Security Agreement, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture, and Stock Pledge Agreement that we entered into in connection with the purchase of the Santa Clara Property.

        In January 2007, we entered into a Land-Use-Right Purchase Agreement, or the Purchase Agreement, with the Construction and Transportation Commission of the Pudong New District, Shanghai through our wholly-owned subsidiary, OTC. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, we paid an aggregate amount of approximately $0.6 million in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years. During the three months ended October 31, 2010, the construction of a research facility on the land was complete, in accordance with the Purchase Agreement. The Company obtained a fixed asset loan in the principal amount of approximately $20.5 million based on the exchange rate in effect at the time of the loan origination to finance the construction. (See Note 8—"Borrowing Arrangements and Related Derivative Instruments".)

        In December 2000, our Chinese subsidiary, OSC, entered into an agreement to lease 447,400 square feet of land in Shanghai, China on which we have built a facility that is currently used for product testing and may possibly be used for other activities in the future. This lease agreement expires in December 2051.

        In July 2011, we entered into a Land-Use-Right Purchase Agreement with the Shanghai Song Jiang District Zoning and Land Administration Bureau through OST. Under the terms of the agreement, we paid an aggregate amount of approximately $1.0 million in exchange for the right to use approximately 113,175 square feet of land located in Shanghai for a period of 50 years, starting from August 19, 2011.

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

        These actions have been resolved by a global settlement of the coordinated litigation. Under the settlement, the insurers pay the full amount of settlement share allocated to us, and we bear no financial liability. Our company and the other defendants receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. By February 2012, the various appeals filed by objectors had been withdrawn or dismissed.

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

        Both the underwriters and the plaintiff filed petitions for a writ of certiorari in the United States Supreme Court. On June 27, 2011, the Court issued orders granting the underwriters' petition and denying the plaintiff's petition. On March 26, 2012, the U.S. Supreme Court issued its opinion. The Court vacated and remanded the Ninth Circuit's decision and held that the two-year statute of limitations for actions under Section 16(b) is not automatically subject to equitable tolling pending the filing of the public disclosure statement required by Section 16(a) of the Act. On May 15, 2012, the Ninth Circuit entered an order remanding the cases of the non-moving issuer defendants including us to the District Court for proceedings consistent with the opinion of the U.S. Supreme Court and dismissing with prejudice the cases of the moving issuer defendants. On June 11, 2012, the plaintiff filed a Notice of Dismissal in the District Court, dismissing the action against us with prejudice as to the adequacy of the pre-suit demand letters in accordance with the Ninth Circuit's opinion and without prejudice as to all other issues.

        On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 ("Pre-charging a Wide Analog Bus for CMOS Image Sensors"), 6,663,029 ("Video Bus for High Speed Multi-resolution Imagers and Method Thereof") and 7,057,150 ("Solid State Imager with Reduced Number of Transistors per Pixel"). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that our products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. On February 3, 2012, the Court issued additional claim construction with respect to U.S. Patent No. 6,818,877. On February 23, 2012, based on the parties' joint stipulation, the Court granted partial summary judgment of noninfringement for 96 our products. On April 23, 2012, the Court conducted a hearing on our motion for summary judgment of noninfringement on the remaining products in the case and our renewed motion for summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On May 25, 2012, the Court (1) granted our motion for summary judgment of noninfringement on all of the remaining products in the case, finding that our products do not infringe the asserted claims; and (2) granted our renewed motion for summary judgment of invalidity for indefiniteness, finding that all of the asserted claims are invalid due to indefiniteness.

        As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. On April 12, 2011, the Court dismissed with prejudice all of Panavision's claims of infringement against us regarding U.S. Patent Nos. 7,057,150 and 6,663,029, and ordered that Panavision not assert any claims of infringement relating to U.S. Patent Nos. 7,057,150 and 6,663,029 or any reissues of those patents against us at any time. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

        On November 22, 2011, Defendants Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp. (collectively "TSMC") filed amended counterclaims asserting that Ziptronix has infringed, actively induced infringement of, and/or induced contributory infringement of the following five patents: U.S. Patent Nos. 6,682,981 ("Stress Controlled Dielectric Integrated Circuit Fabrication"), 7,307,020, ("Membrane 3D IC Fabrication"), 6,765,279 ("Membrane 3D IC Fabrication"), 7,385,835 ("Membrane 3D IC Fabrication"), and 6,350,694 ("Reducing CMP Scratch, Dishing and Erosion by Post CMP Etch Back Method for Low-K Materials"). Ziptronix answered the amended counterclaims on December 9, 2011 and denied each of TSMC's infringement claims against it.

        On April 24, 2012, Ziptronix filed a motion for leave to file a second amended complaint seeking to add claims that the defendants infringe the following three patents: U.S. Patent Nos. 8,153,505 ("Method for Low Temperature Bonding and Bonded Structure"), 8,043,329 ("Method for Low Temperature Bonding and Bonded Structure"), and 7,871,898 ("Method for Low Temperature Bonding and Bonded Structure"). The defendants oppose Ziptronix's request to add these additional patents to the case and, on May 8, 2012, the defendants filed oppositions to the motion to amend.

        An initial case management conference was held on February 1, 2012, and a case management order was entered on February 6, 2012. A claim construction hearing is currently scheduled for November 7 and 8, 2012.We expect to vigorously defend ourselves against Ziptronix's allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

        On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular regarding the use of our imaging sensors in Apple Inc.'s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-cv-5235 (RMW) (the "Securities Case"). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of our common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. We intend to vigorously defend ourselves against these allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

        On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of our current and former officers and directors, William H. Barlow v. Shaw Hong, et al. Case No. 1-11-CV-213177. These state court actions were consolidated, but a consolidated complaint has not yet been filed. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in the Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of us. We are named solely as a nominal defendant against whom no recovery is sought. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

	High	Low
Fiscal 2012:
First quarter	$36.42	$28.75
Second quarter	28.79	12.71
Third quarter	17.31	10.41
Fourth quarter	20.79	14.67
Fiscal 2011:
First quarter	$25.50	$16.19
Second quarter	27.13	19.41
Third quarter	32.63	25.83
Fourth quarter	36.19	22.87

        On June 15, 2012, the reported last sale price of our common stock on the NASDAQ Global Market was $14.11 per share. As of June 15, 2012, there were approximately 53 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of June 15, 2012 was approximately 25,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not repurchase any shares of our common stock in the fourth quarter of fiscal 2012.

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

        The following is a line graph comparing the cumulative total return to stockholders of our common stock at April 30, 2012 since April 30, 2007, to the cumulative total return over such period of (i) The NASDAQ Composite Index and (ii) the S&P Semiconductors Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among OmniVision Technologies, Inc., the NASDAQ Composite Index,
and the S&P Semiconductors Index

    *$100 invested on 4/30/07 in stock or index, including reinvestment of dividends. Fiscal year ended April 30.

	4/07	4/08	4/09	4/10	4/11	4/12
OmniVision Technologies, Inc.	100.00	118.64	70.34	129.86	248.45	136.24
NASDAQ Composite	100.00	92.99	68.86	97.61	118.78	122.43
S&P Semiconductors	100.00	92.53	65.29	97.44	114.60	118.82

*
Assumes that $100.00 was invested on April 30, 2007 in our common stock and in the NASDAQ Composite Index and the S&P Semiconductor Index, and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended April 30,
	2012(3)	2011	2010	2009(1)	2008(1)(2)
	(in thousands, except per share data)
Consolidated Statements of Operations data:
Revenues	$897,730	$956,476	$602,991	$507,316	$799,628
Cost of revenues	649,719	678,459	457,646	389,434	593,377

Gross profit	248,011	278,017	145,345	117,882	206,251

Operating expenses:
Research, development and related	110,730	88,519	77,311	84,881	79,369
Selling, general and administrative	63,883	62,817	61,549	62,585	62,228
Amortization of acquired patent portfolio	9,286	774	—	—	—
Goodwill impairment	—	—	—	7,541	—

Total operating expenses	183,899	152,110	138,860	155,007	141,597

Income (loss) from operations	64,112	125,907	6,485	(37,125)	64,654
Benefit from acquisition of production operations from VisEra	8,626	—	—	—	—
Interest income (expense), net	(2,106)	(1,150)	(774)	2,069	12,128
Other income (expense), net	2,016	3,918	4,575	(3,171)	(691)

Income (loss) before income taxes	72,648	128,675	10,286	(38,227)	76,091
Provision for (benefit from) income taxes	6,799	4,225	3,883	(158)	11,049

Net income (loss)	65,849	124,450	6,403	(38,069)	65,042
Net loss attributable to noncontrolling interest	—	(32)	(321)	(746)	(33)

Net income (loss) attributable to OmniVision Technologies, Inc.	$65,849	$124,482	$6,724	$(37,323)	$65,075

Net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$1.16	$2.25	$0.13	$(0.74)	$1.20

Diluted	$1.13	$2.11	$0.13	$(0.74)	$1.19

Shares used in computing net income (loss) per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	56,666	55,324	51,080	50,523	54,401

Diluted	58,233	59,106	52,689	50,523	54,767

	April 30,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$290,492	$379,379	$234,023	$257,808	$217,340
Working capital	533,241	582,052	433,262	380,303	413,696
Total assets	1,102,957	1,034,158	797,693	666,931	718,346
Total current liabilities	209,524	148,919	119,940	52,351	86,355
Long-term income taxes payable	88,159	87,526	90,626	81,266	78,031
Non-current portion of long-term debt	39,337	41,916	45,428	32,867	32,830
Retained earnings	460,584	394,735	270,253	263,529	300,852
Total OmniVision Technologies, Inc. stockholders' equity(1)	$760,879	$751,325	$533,582	$488,841	$509,731

(1)
On May 1, 2009, we adopted the provisions of authoritative guidance for noncontrolling interests. All prior periods have been retrospectively adjusted due to the adoption.

(2)
On May 1, 2007, we adopted the provisions of authoritative guidance to account for uncertainty in income taxes.

(3)
On October 31, 2011, we acquired from VisEra its CameraCubeChip production operations. The purchase consideration was $42.9 million in cash, with no additional contingent consideration.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

        We design, develop and market high performance, highly integrated and cost-efficient semiconductor image-sensor devices. Our main products, image-sensing devices which we refer to as CameraChip™ image sensors, capture an image electronically and are used in a number of consumer and commercial mass-market applications. Our CameraChip image sensors are manufactured using the complementary metal oxide semiconductor, or CMOS fabrication process and are predominantly single-chip solutions that integrate several distinct functions including image capture, image processing, color processing, signal conversion and output of a fully processed image or video stream. We have also integrated our CameraChip image sensors with wafer-level optics, which we refer to as CameraCubeChip imaging devices. Our CameraCubeChip™ imaging device is a small footprint, total camera solution that we believe will enable the further miniaturization of camera products. We believe that our highly integrated image sensors and imaging devices enable camera device manufacturers to build high quality camera products that are smaller, less complex, more reliable, more cost-effective and more power-efficient than cameras using traditional charge-coupled devices, or CCDs.

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

        During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications suggesting certain major economies were returning to positive growth. Our quarterly sales improved in fiscal 2011 as compared to fiscal 2010 and fiscal 2009. However, as a result of recent events, it is uncertain whether the resumption of economic growth will be sustained. Given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

  Market Environment

        We sell our products worldwide directly to OEMs which include branded customers and contract manufacturers, and VARs and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customers within a product group. Thus, we have marketing teams that address the mobile phone market, the notebook and webcam market, the DSC market, the security and surveillance market, the entertainment market, and the automotive and medical markets.

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

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 3.1 billion image sensors, including approximately 615 million in fiscal 2012. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

        We outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to VisEra, our joint venture with the TSMC. This approach allows us to focus our resources on the design, development, marketing and testing of our products and to significantly reduce our capital requirements.

        With our CameraCubeChip products, we collaborate with the industry's leading wafer-level lens suppliers. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production and assembly operations, which we had previously outsourced to them.

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

        Since our customers' end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the global economic downturn in 2009, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business beginning in the second fiscal quarter of 2010, and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of recent macroeconomic uncertainties, some schedule delays in our product introductions and unexpected cutbacks in order from certain of our key customers, our historical seasonal cycle was disrupted again. The unexpected cutbacks in orders were principally related to some of our customers' key end-user customers adjusting down the demand forecast for some of their key consumer-oriented products, that we believe were due to volatile market conditions and the global economic environment. This downward adjustment in demand forecast caused some of our customers to scale back their orders for components such as image sensors. If we continue to experience economic uncertainties, product delays, order cutbacks or similar events in the future, our financial results may not be consistent with our historical seasonal cycles. While we believe that the market opportunities represented by mobile phones remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

        We believe that, like the demand for DSCs, mobile phone, notebook, tablet and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of broader variety of products.

        As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, notebooks and webcams, security and surveillance systems, DSCs, and video cameras, entertainment devices, automotive and medical imaging systems as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs of image-sensor products have declined steadily since their

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. We have also started to ship our CameraCubeChip products, which carry a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products may also mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

        Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. Recently, we also required our suppliers to invest in additional equipment and such investment translates into higher product costs. If we are unable to spread such added cost over larger unit sales, our gross margin may decline. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

        Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to supply constraints, semiconductor companies were unable to meet the product demands of their customers and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges as we sought to meet our customers' demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cutback their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. The unexpected cutbacks in orders were principally related to some of our customers' key end-user customers adjusting down the demand forecast for some of their key consumer-oriented products, that we believe were due to volatile market conditions and the global economic environment. This downward adjustment in demand forecast caused some of our customers to scale back their orders for components such as image sensors. During the fourth quarter of fiscal 2012, our OmniBSI-2 inventories increased significantly. Since our production capacity ramp is slower than our customers' production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile throughout the fiscal 2013, especially in the consumer-oriented product markets, and will continue to affect our ability to accurately forecast customer demand.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected production yield issues with future products. In general, during the early stages of production, production yields and gross margins for new products are typically lower than those of established products. During production, we can also encounter unexpected manufacturing issues, such as unexpected back-end yield problems.

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

        Maintain Technology Leadership.    We intend to maintain our position as a leader in CMOS image-sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the image sensor and the signal processor into a single chip, often eliminating the requirement for a separate DSP. As a result, our CameraChip image sensors offer camera device manufacturers advantages in terms of size, power consumption, cost and ease of design. For example, in May 2008, we announced our OmniBSI architecture, which is the enabling technology behind our current 1.4 µm pixel. In February 2010, we announced our OmniBSI-2 architecture, which forms the basis of our even smaller and more advanced 1.1 µm pixel. We are continuing to develop products using still narrower geometries. We have successfully developed image sensor technology from 100,000 pixels to 14.6 megapixels, underscoring our ability to deliver a wide range of solutions to address changing market demands. We are committed to improving image quality and to reducing the overall size of the image sensor's array.

        The OmniBSI, OmniBSI+ and OmniBSI-2 architectures are based on BSI technology. All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the sensor with the metal wiring of the transistors in the pixel. With our OmniBSI, OmniBSI+ and OmniBSI-2 architectures, the sensor receives light through the back side of the chip. Not only does this enable us to produce a superior image, it also permits the front of chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality. Another advantage of capturing light on the back side of the image sensor is that we reduce the distance the light has to travel to the pixels, and thus provide a wider angle of light acceptance. Widening the angle of light acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera module.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        Our introduction of wafer-level optics to our product offerings is another example of our intention to continue to develop new and innovative technologies. Our CameraCubeChip technology is a three-dimensional, reflowable, total camera solution that combines the full functionality of our image sensors with wafer-level optics in one compact, small-footprint package.

        Our commitment to maintaining our technology leadership is also reflected in our acquisition of a CMOS sensor patent portfolio from Kodak in March 2011. We effectively doubled the size of our patent portfolio. As of April 30, 2012, we have been issued 477 United States patents and 580 foreign patents. As of April 30, 2012, we have 271 additional United States patent applications pending, of which 25 have been allowed, and we have 818 foreign patent applications pending, of which 26 have been allowed.

        Leverage Expertise Across Multiple Mass-Market Applications.    We intend to continue to focus on developing our image sensors for multiple mass-market applications. To date we have shipped more than 3.1 billion image sensors. As the demand for camera functionality increases in our principal markets and becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain of our target markets to expand into emerging mass-market applications for our image sensors. For example, we used the expertise we developed in mobile phone markets to develop image sensors for notebook computers. Other markets and applications we are focusing on include security and surveillance, entertainment devices, and the multiple opportunities in automotive and medical applications.

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

        Lower Cost.    The highly integrated design of our image sensors enables us to deliver image sensors to our customers at a cost which makes the cameras they are part of increasingly less expensive. This cost saving is driven, in large part, by our ability to achieve a high level of functionality in a single chip while continually reducing the overall size of the device. Similarly, we believe our CameraCubeChip imaging devices, as compact total camera solutions that can be reflowed onto circuit boards directly, can streamline the camera device manufacturers process, yielding further cost savings to our customers.

        Accelerated Time to Market.    The highly integrated nature of our image sensors simplifies the design of cameras and allows our customers to shorten their product design cycles. We believe our CameraCubeChip devices further shorten the design cycle by offering a complete imaging solution from the very beginning. These factors provide our mobile phone and consumer electronics customers with critical competitive advantages, as time to market is typically a major determinant of product success and longevity. We also work closely with our customers to accelerate product development cycles by providing camera reference designs, engineering design review services and customer product evaluation, testing and debugging services. In addition, we have designed our manufacturing and production processes to allow us to quickly ramp production volumes to meet increased customer demand, which is particularly important in the high volume markets in which we participate.

        Streamlined Manufacturing and Production.    Our image sensors are well suited for production using the relatively simple, low cost and large-scale wafer fabrication processes developed for other semiconductor products that use the CMOS process. We work closely with our foundry partners and with all the other providers of the manufacturing services we require to produce our final products to refine their processes in order to optimize our image-sensor performance and yields.

        Ease of Use.    Our single-chip CMOS design generates video outputs in industry standard formats directly from the chip. These formats include the National Television System Committee, or NTSC, format and/or the Phase Alternating Line, or PAL, format for analog video. For digital video, our sensors generate unprocessed data called RGB and/or a standard signal color encoding system known as YUV. As a result, our image sensors can be quickly and easily integrated into products targeted at numerous markets.

  Capital Resources

        As of April 30, 2012, we held approximately $290.5 million in cash and cash equivalents and approximately $40.5 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of "A" or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

        On November 7, 2011, we announced that our board of directors authorized a program to repurchase up to $100 million of our outstanding common stock, effective immediately. The exact amount, method and timing of any purchases under the stock repurchase program will be subject to market conditions, legal requirements, management's judgment, as well as other factors. The stock repurchase program does not obligate us to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Our board of directors may modify, extend or terminate the stock repurchase program at any time. As of April 30, 2012, we had repurchased 8,058,187 shares of our common stock under this program, for an aggregate cost of approximately $100 million. See "Note 12—Common Stock and Treasury Stock" to our consolidated financial statements.

  Sources of Revenues

        We generate almost all our revenues by selling our products directly to OEMs and VARs and indirectly through distributors. For accounting purposes, we treat sales to OEMs and VARs as one source of revenue, and sales to distributors as another and our revenue recognition policies for the two groups are different. See "Critical Accounting Policies and Estimates—Revenue Recognition" below for additional information regarding recognition of revenue.

  Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, stock based compensation, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. Our significant accounting policies are more fully described in Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements included in this Annual Report on Form 10-K. Our estimates reflect the following critical accounting policies:

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

  Allowance for Doubtful Accounts

        We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide allowances for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectability and may require additional allowances, which would negatively impact our operating results. As of April 30, 2012 and 2011, our allowance for doubtful accounts represented approximately 0.5% and 1.2%, respectively, of total accounts receivable.

  Allowance for Sales Returns and Warranties

        Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate our allowance for sales returns, we analyze potential customer-specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net revenues. Because the allowance for sales returns is based

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with each product's specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance in fiscal 2012 was approximately 0.02% of revenues, and the allowance was approximately 2.2% of total accounts receivable at April 30, 2012.

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

        We attempt to control our inventory levels so that we do not hold inventories in excess of demand at the end of each fiscal quarter. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for future periods. If we have inventories in excess of estimated product demand, we will record a provision, which could have a material adverse effect on our reported results of operations and financial position. In preparation for new product introductions, we gradually decrease production of established products, while preparing for production of newer products. Given our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we need. It is also difficult to accurately predict the speed of the ramp of new products or the projected life cycles of new products which have continued to shorten in duration. Under these circumstances, it is possible that we could suffer from shortages of certain products and also build inventories in excess of demand for other products.

  Stock-Based Compensation Expense

        The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options and employee stock purchases under our employee stock purchase plan, to be recognized in our financial statements based on their respective measurement date fair values. We use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including our stock price, expected volatility, expected term, risk-free interest rate and expected dividend yield. For expected volatility, we use an average between the historical volatility of our common stock, and the implied volatility of traded options on our common stock. The expected term of the awards is based on historical data regarding our employees'

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

option exercise behaviors. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. In addition to the requirement for fair value estimates, authoritative guidance for stock-based compensation also requires the recording of expense that is net of an anticipated forfeiture rate. Only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on our historical option cancellation experience.

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

        As of April 30, 2012, the fair value of our financial instruments measured at fair value on a recurring basis included $153.4 million of assets, and $4.8 million of liabilities. Of the $153.4 million of assets, $96.8 million were classified as Level 1, most of which were investments in money market funds. The remaining $56.6 million of investments were classified as Level 2, representing investments in debt securities issued by the U.S. government and its agencies, other corporate securities and our equity investment in Tong Hsing. The $4.8 million of liabilities were classified as Level 2, and consisted of interest rate swaps that we entered into in conjunction with a mortgage loan in fiscal 2007 and a term loan in fiscal 2009. The fair value of the interest rate swaps included the effect of our credit risk. We did not classify any financial instruments as Level 3 under the fair value hierarchy.

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

        As of April 30, 2012, we have recorded a valuation allowance of $10.4 million primarily to offset California research and development tax credit carryovers. We believe that it is more likely than not that we will not realize these carryovers. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the period such event occurs. For fiscal 2012, 2011 and 2010, our income tax provision reflected effective tax rates of 9.4%, 3.3% and 37.8%, respectively. These rates are less than the combined U.S. federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate.

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

	Year Ended April 30,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	72.4	70.9	75.9

Gross margin	27.6	29.1	24.1

Operating expenses:
Research, development and related	12.3	9.2	12.8
Selling, general and administrative	7.2	6.6	10.2
Amortization of acquired patent portfolio	1.0	0.1	—

Total operating expenses	20.5	15.9	23.0

Income from operations	7.1	13.2	1.1
Benefit from acquisition of production operations from VisEra	1.0	—	—
Interest expense, net	(0.2)	(0.1)	(0.1)
Other income, net	0.2	0.4	0.7

Income before income taxes	8.1	13.5	1.7
Provision for income taxes	0.8	0.5	0.6

Net income	7.3	13.0	1.1
Net income attributable to OmniVision Technologies, Inc.	7.3%	13.0%	1.1%

Revenues

        We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and personal computers, security and surveillance cameras, DSCs, entertainment devices, automotive and medical products. Revenues decreased by 6.1% to $897.7 million in fiscal 2012 from $956.5 million in fiscal 2011. Revenues increased by 58.6% to $956.5 million in fiscal 2011 from $603.0 million in fiscal 2010. The decrease in revenues in fiscal 2012 when compared to fiscal 2011 was primarily due to a 9.6% decrease in unit sales of our image-sensor products, reflecting decreased unit shipments into the mobile phone and the notebook markets, and was partially offset by an increase in unit shipments into the entertainment market. The decrease in unit shipment in fiscal 2012, as compared to fiscal 2011, was principally attributable to a reduction in shipment of low resolution sensors, driven by the emergence of low-cost competitors that supplied image sensors to entry-level mobile phone and notebook manufacturers. In addition, we experienced significant order cutbacks from our key customers in our second and third quarters of fiscal 2012, when some of our customers' key end-user customers adjusted the demand forecast for some of their key consumer-oriented products, based on volatile market conditions and global economic environment. This reduction in orders also contributed to the decreased unit shipments. This was partially offset by a 4.3% increase in our ASPs from fiscal 2011, which was attributable to a proportionately higher quantity of 1-megapixel HD products shipped. The increase in revenues in fiscal 2011 when compared to fiscal 2010 was primarily due to a 43.1% increase in unit sales of our image-sensor products, reflecting a continuing recovery in

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

product demand from the prior year period and improvements in our product mix, which resulted in a 10.9% increase in ASPs.

  Revenues from Sales to OEMs and VARs as Compared to Distributors

        We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was higher in fiscal 2012 than in fiscal 2011 and fiscal 2010. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margins that we earn on sales to OEMs and VARs or through distributors are not significantly different.

        The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated :

	Year Ended April 30,
	2012	2011	2010
OEMs and VARs	78.1%	75.3%	51.5%
Distributors	21.9	24.7	48.5

Total	100.0%	100.0%	100.0%

        OEMs and VARs.    The one OEM customer that accounted for 10% or more of our revenues in fiscal 2012 and 2011 was LG Innotek Co., Ltd., which accounted for approximately 15.2% and 17.6% of our revenues, respectively. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2010 was Foxconn, which accounted for approximately 11.2% of our revenues. For fiscal 2012, 2011 and 2010, no other OEM or VAR customer accounted for 10% or more of our revenues.

        Distributors.    The one distributor that accounted for 10% or more of our revenues in fiscal 2012, 2011 and 2010 was World Peace Industrial Co., Ltd., which accounted for approximately 13.5%, 13.8% and 27.0% of our revenues, respectively. For fiscal 2012, 2011 and 2010, no other distributor accounted for 10% or more of our revenues.

  Revenues from Domestic Sales as Compared to Foreign Sales

        The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers, as compared to foreign customers for the periods indicated:

	Year Ended April 30,
	2012	2011	2010
Domestic sales	6.9%	1.7%	0.6%
Foreign sales	93.1	98.3	99.4

Total	100.0%	100.0%	100.0%

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

Gross Profit

  Comparison of Fiscal 2012 and Fiscal 2011

        Our gross margin in fiscal 2012 was 27.6%, a decrease from 29.1% for fiscal 2011. The principal contributor to the year-over-year decrease in gross margin included: the sale of inventory during the second half of the fiscal year that carried higher manufacturing costs than our products sold in fiscal 2011, due to unfavorable production yields experienced by these inventory items when we introduced and manufactured them during the first half of fiscal 2012; the cost of owning the CameraCubeChip production operations was reflected in our cost of revenues since October 31, 2011; and a $2.2 million decrease in sales from previously written down products, which totaled $12.1 million, as compared to $14.3 million during the prior fiscal year. These were partially offset by: an increase in shipment of our premium VGA products, which carried higher gross margin; and a decrease in the write-down of inventories which totaled approximately $17.1 million, as compared to $18.3 million during the prior fiscal year. We expect that our gross margins will remain at a depressed level for at least the first quarter of fiscal 2013, due to the anticipated change in product mix to include a higher volume of our new OmniBSI-2 products. These products will have higher production costs when compared to our older products because of additional assembly and manufacture costs incurred by our supply chain vendors in connection with capacity expansion. We recorded approximately $2.9 million in stock-based compensation expense to cost of revenues in fiscal 2012, as compared to $2.0 million in the prior fiscal year.

  Comparison of Fiscal 2011 and Fiscal 2010

        Our gross margin in fiscal 2011 was 29.1%, an increase from 24.1% for fiscal 2010. The principal contributors to the year-over-year increase in gross margin included: a reduction in production costs resulting from increased efficiencies due to substantial increases in production volume; a 10.9% increase in our ASPs resulting from improvements in product mix and a decline in the write-down of inventories which totaled approximately $18.3 million, as compared to $19.2 million during the prior fiscal year. We recorded approximately $2.0 million in stock-based compensation expense to cost of revenues in fiscal 2011, as compared to $2.7 million in the prior fiscal year.

Research, Development and Related

        Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for fiscal 2012, 2011 and 2010 were approximately $110.7 million, $88.5 million and $77.3 million, respectively. As a percentage of revenues,

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

research, development and related expenses for fiscal 2012, 2011 and 2010 represented 12.3%, 9.2% and 12.8%, respectively.

  Comparison of Fiscal 2012 and Fiscal 2011

        The increase in research, development and related expenses of approximately $22.2 million, or 25.1%, in fiscal 2012, as compared to fiscal 2011 resulted primarily from: a $12.4 million increase in non-recurring engineering expenses related to new product development; a $4.0 million increase in salary and payroll-related expenses; a $3.8 million increase in stock-based compensation expense; a $1.4 million increase in legal expenses primarily related to patent registration activities; and a $0.5 million increase in expenditures for design software tools. These increases were partially offset by: a $464,000 decrease in depreciation and amortization expenses. We anticipate that research, development and related expenses will increase for our first quarter of fiscal 2013, reflecting an anticipated increase in headcount and stock-based compensation expense.

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

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives and insurance and legal expenses. Selling, general and administrative expenses for fiscal 2012, 2011 and 2010 were approximately $63.9 million, $62.8 million and $61.5 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2012, 2011 and 2010 represented 7.2%, 6.6% and 10.2%, respectively.

  Comparison of Fiscal 2012 and Fiscal 2011

        The increase in selling, general and administrative expenses of approximately $1.1 million, or 1.7%, for fiscal 2012 from fiscal 2011 resulted primarily from: a $2.7 million increase in stock-based compensation expense; a $1.2 million increase in salary and payroll-related expenses; and a $1.0 million increase in legal expenses related to patent defense. These increases were partially offset by: a $2.9 million decrease in outside service expense; a $424,000 decrease in bad debt expense; a $337,000 decrease in marketing expenses and a $210,000 decrease in commission expenses paid primarily to distributors and sales representatives. We anticipate that our selling, general and administrative expenses will increase for the first quarter of fiscal 2013, due to an anticipated increase in headcount and stock-based compensation expense, and an increase in commission payments.

  Comparison of Fiscal 2011 and Fiscal 2010

        The increase in selling, general and administrative expenses of approximately $1.3 million, or 2.1%, for fiscal 2011 from fiscal 2010 resulted primarily from: a $3.1 million increase in fees for outside

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

services primarily due to one-time transaction costs incurred in association with the Kodak patent purchase; a $2.2 million increase in salary and payroll-related expenses; a $0.7 million increase in office and facility expenses; a $414,000 increase in travel-related expenses; a $409,000 increase in bad debt expense and a $161,000 increase in marketing expenses. These increases were partially offset by: a $2.2 million decrease in stock-based compensation expense; a $1.6 million decrease in legal expenses related to patent defense; a $1.4 million decrease in commission expenses paid primarily to distributors and sales representatives and a $449,000 decrease in other tax expenses .

Amortization of Acquired Patent Portfolio

        In March 2011, we purchased certain sensor-related patents and patent applications from Kodak in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $9.3 million and $0.8 million, respectively for fiscal 2012 and 2011. We did not incur any comparable charges in fiscal 2010.

Benefit from Acquisition of Production Operations from VisEra

        In October 2011, we acquired the CameraCubeChip production operations from VisEra, for a total consideration of $42.9 million, to be paid in fiscal 2012 and 2013. VisEra recorded the difference between the purchase price and the carrying values of the machinery and equipment sold to us as a gain from the sale of the CameraCubeChip production operations' controlling interest. As we account for our investment in VisEra under the equity method, we recorded a one-time benefit of $8.6 million in "Benefit from acquisition of production operations from VisEra," representing our portion of the net amount of gain recorded by VisEra.

Interest Expense, Net

        We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage, a construction loan and term loans. Interest expense, net, for fiscal 2012, 2011 and 2010 was approximately $2.1 million, $1.2 million and $0.8 million, respectively. Between fiscal 2012 and 2011, the $1.0 million increase in interest expense, net, resulted from a $0.8 million increase in interest expense that was attributable to the accretion of interest on the purchase consideration payable to VisEra in fiscal 2013 for the CameraCubeChip production operations that we acquired in October 2011 and a $200,000 decrease in interest income that was attributable to the balance decreases on interest-bearing accounts for fiscal 2012 as compared to the prior year. Between fiscal 2011 and 2010, the $376,000 increase in interest expense, net, resulted from a $420,000 increase in interest expense primarily associated with long-term borrowings in fiscal 2011, partially offset by a $44,000 increase in interest income, as compared to the prior year.

Other Income, Net

        Other income, net for fiscal 2012, 2011 and 2010 was approximately $2.0 million, $3.9 million and $4.6 million, respectively. Other income, net, for fiscal 2012 included $3.1 million of income that represented our portion of the net income recorded by WLCSP and equity method investment adjustments and $487,000 of dividends distributed by XinTec and Tong Hsing, partially offset by a

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

$0.8 million loss on foreign exchange, and a $0.9 million loss on the interest rate swap agreements related to the mortgage on the Santa Clara Property.

        Other income, net, for fiscal 2011 included $3.1 million of income that represented our portion of the net income recorded by WLCSP; $1.6 million of income that represented the difference between the fair value of our ownership interest in SOI and the carrying value of SOI's net assets and noncontrolling interest before the deconsolidation, partially offset by a $0.7 million loss on foreign exchange, a $242,000 loss on the interest rate swap agreements related to the mortgage on the Santa Clara Property; a $241,000 loss that represented our portion of the net loss recorded by SOI and a $72,000 loss on the sale of SOI. In the three months ended January 31, 2011, we sold our remaining 43.7% interest in SOI. Consequently, as of April 30, 2011and April 30, 2012, we had no continuing interest in SOI.

        Other income, net, for fiscal 2010 included a $2.2 million gain that represented the difference between 996,250 shares of common stock of Tong Hsing, that we received in connection with Tong Hsing's acquisition of ImPac and the carrying value of our investment in ImPac, $2.0 million of income that represented our portion of the net income recorded by WLCSP and a $0.8 million gain on the interest rate swap agreements related to the mortgage on the Santa Clara Property, and a $0.8 million loss that represented our portion of the net loss recorded by ImPac, prior to its acquisition by Tong Hsing.

Provision for Income Taxes

        We generated approximately $72.6 million, $128.7 million and $10.3 million in income before income taxes for fiscal 2012, 2011 and 2010, respectively. We recorded a provision for income taxes of approximately $6.8 million, $4.2 million and $3.9 million for fiscal 2012, 2011 and 2010, respectively. For fiscal 2012, 2011 and 2010, our effective tax rates were $9.4%, 3.3% and 37.8%, respectively. These rates were less than the combined U.S. federal and state statutory rate of approximately 40.0% because we earn a portion of our income in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rates. We expect that our consolidated effective tax rate in fiscal 2013 will continue to be less than the combined U.S. federal and state statutory rates. The extent of the difference is principally contingent upon the amount of non-deductible stock based compensation expenses and the proportion and geographic mix of our total pre-tax income. See Note 9—"Income Taxes" of the Notes to our consolidated financial statements for the reconciliation of how our provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to income before income taxes.

Net Loss Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest was zero for fiscal 2012, which reflected the deconsolidation of SOI in June 2010. (See Note 5—"Long-term Investments" to our consolidated financial statements.) Net loss attributable to noncontrolling interest for fiscal 2011 and 2010 was $32,000 and $321,000, respectively. The net loss attributable to noncontrolling interest for fiscal 2011 and 2010 represented the respective 56.3% and 56.2% ownership interest that we did not own in the net loss of SOI.

Liquidity and Capital Resources

        Our principal sources of liquidity at April 30, 2012 consisted of cash, cash equivalents and short-term investments of $331.0 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  Liquidity

        Our working capital decreased by $48.8 million to $533.2 million as of April 30, 2012, as compared to $582.1 million as of April 30, 2011. Our working capital decreased as a result of: a $135.9 million decrease in cash, cash equivalents and short-term investments primarily due to approximately $100.0 million in cash used for the repurchase of the Company's common stock during the third quarter of fiscal 2012 and approximately $26.0 million in cash paid to VisEra for the acquisition of the CameraCubeChip production operations during the second quarter of fiscal 2012; a $57.3 million increase in accounts payable resulting from an increase in production activities; a $34.8 million decrease in accounts receivable, net, resulting from a decrease in revenues in our fourth quarter of fiscal 2012 as compared to the similar prior year period and faster collection; a $9.9 million increase in accrued expenses and other current liabilities; a $1.1 million decrease in prepaid expenses and other current assets; a $1.0 million increase in accrued income tax payable and a $0.9 million decrease in prepaid and deferred income taxes. These decreases in working capital were partially offset by: a $184.5 million increase in inventories, primarily caused by a build-up of OmniBSI-2 inventory at the end of fiscal 2012, and a reduction in unit sales in fiscal 2012 as compared to 2011; a $6.5 million decrease in deferred revenues, less cost of revenues and $1.2 million decrease in current portion of long-term debt.

        Cash balances are held by our US headquarters and our subsidiaries throughout the world, including substantial amounts held by our foreign subsidiaries. Most of the amounts held by our foreign subsidiaries could be repatriated to the U.S., but under the current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits.

        In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of April 30, 2012, the principal amounts outstanding under the Mortgage Loan and Term Loan were $24.8 million and $1.0 million, respectively. At April 30, 2012, the variable interest rates under the Mortgage Loan and the Term Loan were 1.1% and 1.5%, respectively. See Note 8—"Borrowing Arrangements and Related Derivative Instruments" of the Notes to our consolidated financial statements.

        In order to secure the obligations, we also entered into a Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture for the benefit of the domestic bank and a Stock Pledge Agreement between us and the domestic bank.

        The Loan and Security Agreement requires us to comply with certain affirmative covenants including, but not limited to, meeting certain minimum financial standards, as well as certain negative covenants limiting our ability to take certain actions without the prior written consent of the domestic bank including, but not limited to, selling or leasing the Santa Clara Property or merging or consolidating with another entity. In addition, the Loan and Security Agreement provides that upon the occurrence of certain events of default our obligations under the Loan and Security Agreement may become immediately due and payable, or the domestic bank may cease making additional advances under the Term Loan or otherwise extending credit to us under the Loan and Security Agreement. As of April 30, 2012, we were in compliance with the financial covenants of the Loan and Security agreement.

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

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, our wholly-owned subsidiary in Shanghai, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of April 30, 2012, the principal amount outstanding under the Construction Loan was $16.7 million at an interest rate of 6.3%.

  Cash Flows from Operating Activities

        For fiscal 2012, net cash provided by operating activities totaled approximately $8.4 million, as compared to $137.3 million for fiscal 2011. The principal components of the current year amount were: net income of approximately $65.8 million for fiscal 2012, adjustments for non-cash charges of $29.8 million in depreciation and amortization, $27.3 million in stock-based compensation, $17.1 million in write-down of inventories, $10.4 million in gains on equity investments, net, $8.6 million in benefit from acquisition of production operations from VisEra, and $0.9 million in losses on interest rate swaps; a $58.2 million increase in accounts payable; a $34.8 million decrease in accounts receivable, net; a $2.9 million decrease in prepaid and deferred income taxes; a $2.1 million decrease in prepaid expenses and other assets; and a $1.6 million increase in income tax payable. These increases were partially offset by: a $204.6 million increase in inventory; a $6.5 million decrease in deferred revenues, less cost of revenues and a $2.4 million decrease in accrued expenses and other current liabilities. The $204.6 million increase in inventories was primarily caused by a build-up of OmniBSI-2 inventory at the end of fiscal 2012 and a reduction in unit sales in fiscal 2012 as compared to 2011. The $58.2 million increase in accounts payable resulted from the purchase of inventories at the end of fiscal 2012. The $34.8 million decrease in accounts receivable, net, reflects a decrease in revenues in our fourth quarter of fiscal 2012 as compared to the similar prior year period.

        For fiscal 2011, net cash provided by operating activities totaled approximately $137.3 million, as compared to $48.3 million for fiscal 2010. The principal components of the current year amount were: net income of approximately $124.5 million for fiscal 2011; adjustments for non-cash charges of $20.6 million in depreciation and amortization, $19.8 million in stock-based compensation and $18.3 million in write-down of inventories; a $18.7 million increase in accounts payable; a $5.9 million increase in deferred revenues, less cost of revenues; a $5.6 million decrease in inventories; a $5.6 million decrease in prepaid and deferred income taxes; and a $3.2 million decrease in prepaid expenses and other assets. These increases were partially offset by: a $68.4 million increase in accounts receivable, net; $13.2 million in gains on equity investments; a $2.7 million decrease in income taxes payable and a $1.0 million decrease in deferred tax liabilities. The $68.4 million increase in accounts receivable, net, reflects the increased level of revenues during the fourth quarter of fiscal 2011, as reflected in days of sales outstanding which increased to 49 days as of April 30, 2011 from 42 days as of April 30, 2010. The $5.6 million decrease in inventories resulted from an increase in sales activity during fiscal 2011. The decrease in inventories relative to fourth quarter revenues resulted in an increase in annualized inventory turns to 6.7 as of April 30, 2011 from 3.5 as of April 30, 2010. The $18.7 million increase in accounts payable reflected the increase in cost of sales associated with the substantial increase in sales activity.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  Cash Flows from Investing Activities

        For fiscal 2012, our cash used in investing activities totaled $13.0 million, as compared to cash used in investing activities of approximately $64.7 million for fiscal 2011, due primarily to: $231.3 million in net proceeds from sales or maturities of short-term investments, partially offset by $185.3 million in purchases of short-term investments, $26.0 million in payments for the acquisition of the CameraCubeChip production operations from VisEra, $24.2 million in purchases of property, plant and equipment, net of sales, $6.5 million in purchases of intangible and other assets and $2.4 million in purchases of long-term investments.

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

  Cash Flows from Financing Activities

        For fiscal 2012, net cash used in financing activities totaled $84.3 million, as compared to net cash provided by financing activities of $72.0 million during fiscal 2011. This change was primarily due to the use of $100.0 million for the repurchase of our common stock and $4.3 million to repay long-term borrowings, partially offset by $19.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $475,000 in excess tax benefits from stock-based compensation.

        For fiscal 2011, net cash provided by financing activities totaled $72.0 million, as compared to $29.3 million during fiscal 2010. This increase was due primarily to: $76.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan, partially offset by $4.3 million in payments of long-term borrowings.

  Capital Commitments and Resources

        During the three months ended October 31, 2008, we formed OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our testing capabilities. As of April 30, 2012, we had contributed $1.5 million, meeting the capital commitment requirement, which was modified in June 2012.

        During the three months ended April 30, 2011, we formed OOC-China for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. We contributed $3.8 million of the committed $25.0 million registered capital in June 2011. In addition, we are required to contribute the remaining $21.2 million by April 2013. See Note 16—"Commitments and Contingencies" to our consolidated financial statements.

        On November 7, 2011, we announced that our board of directors authorized a program to repurchase up to $100.0 million of our outstanding common stock, effective immediately. The exact amount, method and timing of any purchases under the stock repurchase program will be subject to market conditions, legal requirements, management's judgment, as well as other factors. The stock repurchase program does not obligate us to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Our board of directors may modify, extend or terminate the stock repurchase program at any time. As of April 30, 2012, we had purchased 8,058,187 shares of our common stock under this

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

program, for an aggregate cost of approximately $100.0 million. See "Note 12—Common Stock and Treasury Stock" to our consolidated financial statements.

        We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next 12 months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $55.0 million over approximately the next 12 months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

        Our ability to generate cash from operations is subject to substantial risks described above under the caption Part I Item 1A. "Risk Factors." We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of April 30, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$9,997	$7,156	$2,479	$292	$70
Debt obligations(1)	42,483	3,147	7,478	9,868	21,990
Purchase obligations(2)	183,663	183,663	—	—	—

Total contractual obligations	236,143	193,966	9,957	10,160	22,060

Other Commercial Commitments:
OOC-China(3)	21,250	21,250	—	—	—

Total commercial commitments	21,250	21,250	9,957	—	—

Total contractual obligations and commercial commitments	$257,393	$215,216	$9,957	$10,160	$22,060

(1)
In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of April 30, 2012, our balance outstanding under the Construction Loan was approximately $16.7 million under the Construction Loan. See Note 8—"Borrowing Arrangements and Related Derivative Instruments" to our consolidated financial statements.

(2)
Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)
During the three months ended April 30, 2011, we formed OOC-China, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities. We contributed

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  $3.8 million of the committed $25.0 million registered capital in June 2011. In addition, we are required to contribute the remaining $21.2 million by April 2013. See Note 16—"Commitments and Contingencies" to our consolidated financial statements.

          As of April 30, 2012, the long-term income taxes payable, including estimated interest and penalties, was $88.2 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of April 30, 2012 presented above.

  Off-Balance Sheet Arrangements

          We did not have any material off-balance sheet arrangements during the periods covered by this Annual Report on Form 10-K.

  Recent Accounting Pronouncements

          In June 2011, the FASB revised the authoritative guidance on how comprehensive income is presented. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. The presentation of other comprehensive income in the statement of stockholders' equity is not allowed. In December 2011, the FASB modified the authoritative guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. The guidance is effective for us beginning in the first quarter of fiscal 2013. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

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

        As of April 30, 2012, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in "Other income, net" for the periods presented. The amounts of transaction gains and losses for fiscal 2012, 2011 and 2010 were not material.

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

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of April 30, 2012, the principal amount outstanding under the Construction Loan was $16.7 million. As of April 30, 2012, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement losses. As of April 30, 2012, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement gains.

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

        During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of "Other income, net," a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for fiscal 2012.

        As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 6.3% at April 30, 2012. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2012, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for fiscal 2012.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2012 and April 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 26, 2012

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$290,492	$379,379
Short-term investments	40,515	87,505
Accounts receivable, net of allowances for doubtful accounts and sales returns	107,793	142,606
Inventories	291,340	106,873
Prepaid and deferred income taxes	4,083	4,937
Prepaid expenses and other current assets	8,542	9,671

Total current assets	742,765	730,971
Property, plant and equipment, net	144,792	115,446
Long-term investments	128,940	104,616
Goodwill	10,227	1,122
Intangibles, net	69,028	69,892
Other long-term assets	7,205	12,111

Total assets	$1,102,957	$1,034,158

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$159,860	$102,519
Accrued expenses and other current liabilities	35,416	25,483
Income tax payable	987	—
Deferred revenues, less cost of revenues	10,115	16,594
Current portion of long-term debt	3,146	4,323

Total current liabilities	209,524	148,919

Long-term liabilities:
Long-term income taxes payable	88,159	87,526
Non-current portion of long-term debt	39,337	41,916
Other long-term liabilities	5,058	4,472

Total long-term liabilities	132,554	133,914

Total liabilities	342,078	282,833

Commitments and contingencies (Note 16)
Equity:
OmniVision Technologies, Inc. stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,963,835 shares issued and 52,364,648 outstanding at April 30, 2012 and 70,515,450 shares issued and 57,974,450 outstanding at April 30, 2011, respectively	73	71
Additional paid-in capital	575,935	533,776
Accumulated other comprehensive income	2,970	1,426
Treasury stock, 20,599,187 shares at April 30, 2012 and 12,541,000 shares at April 30, 2011	(278,683)	(178,683)
Retained earnings	460,584	394,735

Total stockholders'equity	760,879	751,325

Total liabilities and equity	$1,102,957	$1,034,158

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended April 30,
	2012	2011	2010
Revenues	$897,730	$956,476	$602,991
Cost of revenues	649,719	678,459	457,646

Gross profit	248,011	278,017	145,345

Operating expenses:
Research, development and related	110,730	88,519	77,311
Selling, general and administrative	63,883	62,817	61,549
Amortization of acquired patent portfolio	9,286	774	—

Total operating expenses	183,899	152,110	138,860

Income from operations	64,112	125,907	6,485
Benefit from acquisition of production operations from VisEra	8,626	—	—
Interest expense, net	(2,106)	(1,150)	(774)
Other income, net	2,016	3,918	4,575

Income before income taxes	72,648	128,675	10,286
Provision for income taxes	6,799	4,225	3,883

Net income	65,849	124,450	6,403
Net loss attributable to noncontrolling interest	—	(32)	(321)

Net income attributable to OmniVision Technologies, Inc.	$65,849	$124,482	$6,724

Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$1.16	$2.25	$0.13

Diluted	$1.13	$2.11	$0.13

Shares used in computing net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	56,666	55,324	51,080

Diluted	58,233	59,106	52,689

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except share data)

							Total OmniVision Technologies, Inc. Stockholders' Equity
	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Treasury Stock	Retained Earnings		Noncontrolling Interest(1)		Comprehensive Income
	Shares	Amount							Total
Balance at April 30, 2009	50,049,284	$63	$403,159	$$773	$(178,683)	$263,529	$488,841	$3,497	$492,338
Exercise of common stock options	1,128,065	2	11,247	—	—	—	11,249	—	11,249
Employee stock purchase plan	897,548	—	4,630	—	—	—	4,630	—	4,630
Employee stock-based compensation.	—	—	23,467	—	—	—	23,467	—	23,467
Write-off of employee stock-based compensation related deferred tax assets	—	—	(1,426)	—	—	—	(1,426)	—	(1,426)
Cash contribution by noncontrolling interest	—	—	—	—	—	—	—	34	34
Translation gains	—	—	—	176	—	—	176	180	356	$176
Unrealized losses on available-for-sale securities, net	—	—	—	(79)	—	—	(79)	—	(79)	(79)
Net income	—	—	—	—	—	6,724	6,724	(321)	6,403	6,724

Balance at April 30, 2010	52,074,897	65	441,077	870	(178,683)	270,253	533,582	3,390	536,972	$6,821

Exercise of common stock options	5,396,391	5	70,811	—	—	—	70,816	—	70,816
Employee stock purchase plan	503,162	1	5,372	—	—	—	5,373	—	5,373
Withholding tax deduction on restricted stock units	—	—	(2,268)	—	—	—	(2,268)	—	(2,268)
Employee stock-based compensation.	—	—	19,846	—	—	—	19,846	—	19,846
Tax effect from stock-based compensation	—	—	609	—	—	—	609	—	609
Write-off of employee stock-based compensation related deferred tax assets	—	—	(1,671)	—	—	—	(1,671)	—	(1,671)
Translation losses	—	—	—	(62)	—	—	(62)	(70)	(132)	$(62)
Unrealized gains on available-for-sale securities, net	—	—	—	618	—	—	618	—	618	618
Net income	—	—	—	—	—	124,482	124,482	(32)	124,450	124,482
Deconsolidation of SOI	—	—	—	—	—	—	—	(3,288)	(3,288)	—

Balance at April 30, 2011	57,974,450	71	533,776	1,426	(178,683)	394,735	751,325	—	751,325	$125,038

Exercise of common stock options	1,866,022	2	13,648	—	—	—	13,650	—	13,650
Employee stock purchase plan	582,363		5,936	—	—	—	5,936	—	5,936
Withholding tax deduction on restricted stock units	—	—	(3,310)	—	—	—	(3,310)	—	(3,310)
Purchase of stock for treasury	(8,058,187)	—	—	—	(100,000)	—	(100,000)		(100,000)
Employee stock-based compensation.	—	—	27,324	—	—	—	27,324	—	27,324
Tax effect from stock-based compensation	—	—	897	—	—	—	897	—	897
Write-off of employee stock-based compensation related deferred tax assets	—	—	(2,336)	—	—	—	(2,336)	—	(2336)
Translation gains	—	—	—	1,883	—	—	1,883		1,883	$1,883
Unrealized losses on available-for-sale securities, net	—	—	—	(339)	—	—	(339)	—	(339)	(339)
Net income	—	—	—	—	—	65,849	65,849		65,849	65,849

Balance at April 30, 2012	52,364,648	$73	$575,935	$2,970	$(278,683)	$460,584	$760,879	$—	$760,879	$67,393

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$65,849	$124,450	$6,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,771	20,564	22,711
Change in fair value of interest rate swap	880	242	(776)
Stock-based compensation	27,324	19,846	23,467
Gain on equity investments, net	(10,403)	(13,186)	(7,016)
Write-down of inventories	17,100	18,250	19,249
Tax effect from stock-based compensation	897	609	—
Benefit from acquisition of production operations from VisEra	(8,626)	—	—
Excess tax benefits from stock-based compensation	(475)	(100)	—
(Gain) Loss on disposal of property, plant and equipment	(36)	26	111
Changes in assets and liabilities:
Accounts receivable, net	34,813	(68,435)	(30,258)
Inventories	(204,588)	5,578	(45,194)
Prepaid and deferred income taxes	2,921	5,611	(2,658)
Prepaid expenses and other assets	2,139	3,203	(274)
Accounts payable	58,169	18,682	51,903
Accrued expenses and other current liabilities	(2,384)	(151)	2,397
Income taxes payable	1,619	(2,718)	7,357
Deferred revenues, less cost of revenues	(6,533)	5,863	3,476
Deferred tax liabilities	—	(1,040)	(2,599)

Net cash provided by operating activities	8,437	137,294	48,299

Cash flows from investing activities:
Purchases of short-term investments	(185,264)	(161,886)	(135,004)
Proceeds from sales or maturities of short-term investments	231,332	170,247	52,149
Purchases of property, plant and equipment, net of sales	(24,186)	(10,313)	(13,516)
Purchases of long-term investments	(2,421)	(282)	—
Purchase of intangible and other assets	(6,500)	(63,500)	—
Payments for the acquisition of production operations from VisEra	(26,000)	—	—
Payment for the acquisition of Aurora, net of cash acquired	—	—	(5,109)
Proceeds from sale of SOI	—	3,844	—
Deconsolidation of SOI	—	(2,816)	—

Net cash used in investing activities	(13,039)	(64,706)	(101,480)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	16,847
Repayment of long-term borrowings	(4,341)	(4,303)	(3,555)
Cash contribution by noncontrolling interest	—	—	34
Proceeds from exercise of stock options and employee stock purchase plan	19,586	76,189	15,936
Excess tax benefits from stock-based compensation	475	100	—
Payments for repurchases of common stock	(100,000)	—	—

Net cash provided by (used in) financing activities	(84,280)	71,986	29,262

Effect of exchange rate changes on cash and cash equivalents	(5)	782	134

Net increase (decrease) in cash and cash equivalents	(88,887)	145,356	(23,785)
Cash and cash equivalents at beginning of period	379,379	234,023	257,808

Cash and cash equivalents at end of period	$290,492	$379,379	$234,023

Supplemental cash flow information:
Taxes paid, net	$1,931	$1,411	$3,307

Interest paid, net of amount capitalized	$2,716	$2,834	$2,119

Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$2,425	$2,550	$4,739

Acquisition of production operations from VisEra included in accounts payable and accrued expenses and other current liabilities	$16,923	$—	$—

Purchase of intangible assets included in accrued expenses and other current liabilities	$—	$6,500	$—

Capitalized interest and other costs	$—	$—	$103

Write-off of employee stock-based compensation-related deferred tax assets	$2,336	$1,671	$1,426

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2012, 2011 and 2010

Note 1—Basis of Presentation

  The Company

        OmniVision Technologies, Inc. and its subsidiaries ("OmniVision" or the "Company") design, develop, manufacture and market image-sensor devices. The Company's main product, a semiconductor image-sensing device called the CameraChip™, is used to capture images electronically and is used in a number of consumer and commercial mass-market applications. The Company's CameraChip image sensor is manufactured using the complementary metal oxide semiconductor ("CMOS") fabrication process. The Company has also integrated its CameraChip image sensor with wafer-level optics, and marketed the integrated device as a CameraCubeChip™ imaging device. The Company was incorporated in California in May 1995 and reincorporated in Delaware in March 2000.

        The results of operations for the fiscal year ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013 or any other future period.

  Financial Statement Corrections

        During fiscal 2012, the Company determined that in accounting for its investment in China WLCSP Limited ("WLCSP") using the equity method of accounting, the Company had incorrectly excluded the foreign exchange effects on WLCSP's net assets since acquisition. To adjust for the foreign exchange effects, the Company increased the carrying value of its investment in WLCSP and the corresponding cumulative translation adjustment by recording an additional $2.9 million to "Long-term investments" and "Accumulated other comprehensive income," respectively. The Company also reflected the tax effect from the cumulative translation adjustment by recording a $1.0 million reduction to "Accumulated other comprehensive income" and "Other long-term assets," respectively. The Company does not believe the amounts involved are material to the Company's financial statements in any individual prior periods and fiscal 2012. The correction has no effect on any prior years' and fiscal 2012's consolidated statements of operations or cash flows.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies—(Continued)

  Foreign Currency Translation

        All of the Company's wholly-owned subsidiaries use the U.S. dollar as their respective functional currency. For these subsidiaries with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets and liabilities are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains or losses are included in "Other income, net." For fiscal 2012, 2011 and 2010, the Company recorded remeasurement gains of $117,000, $1.4 million, and $289,000, respectively, in "Other income, net."

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

        Short-term investments are reported at fair value at April 30, 2012 and 2011. Unrealized gains or losses are recorded in stockholders' equity and included in "Accumulated other comprehensive income." Short-term investments with declines in value which are judged to be other than temporary, of which there were none in the periods presented, would be written down to their fair values, at the time such judgment is made.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies—(Continued)

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

  Fair Value of Financial Instruments

        Due to their short maturities, the reported amounts of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate fair value.

        The fair values of the Company's mortgage loan, term loan and construction loan approximate book value as the underlying interest rates are based on risk-adjusted market rates. (See Note 8.)

        Related to the mortgage debt, the Company has also entered into two interest rate swap arrangements. For such derivative instruments, the Company recognizes them at the reporting date as either an asset or liability in its Consolidated Balance Sheets measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the associated hedging designation. The Company has designated the swaps as economic hedges and records the changes in fair value in "Other income, net." (See Note 8.)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies—(Continued)

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

        In addition, in July 2011, the Company, through its wholly-owned subsidiary, Shanghai OmniVision Semiconductor Technology Co. Ltd. ("OST"), entered into a Land-Use-Right Purchase Agreement with the Shanghai Song Jiang District Zoning and Land Administration Bureau. Under the terms of the agreement, the Company paid an aggregate amount of approximately $1.0 million in exchange for the right to use approximately 113,175 square feet of land located in Shanghai for a period of 50 years, starting from August 19, 2011. The cost of the land use right was recorded as a component of property, plant and equipment and is being depreciated over 50 years, the useful life of the right.

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

  Goodwill

        The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies—(Continued)

amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies—(Continued)

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

	Year Ended April 30,
	2012	2011	2010
Research and development expenses	$106,587	$85,739	$76,103

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies—(Continued)

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

  Stock-Based Compensation

        The Company recognizes in its consolidated financial statements all share-based payments to employees, including grants of employee stock options and of other stock-based compensation under the 2007 Equity Incentive Plan and the 2000 Stock Plan, and employee stock purchases under the 2009 Employee Stock Purchase Plan and the 2000 Employee Stock Purchase Plan, based on their respective measurement date fair values. The 2007 Equity Incentive Plan replaced the 2000 Stock Plan, and the 2009 Employee Stock Purchase Plan replaced the 2000 Employee Stock Purchase Plan.

        Stock-based compensation is measured at the measurement date, based on the fair value of the award. For stock options, fair value is measured using the Black-Scholes option pricing model ("Black-Scholes"), and for restricted stock units, fair value is based on the market price of the Company's common stock. The expenses are recognized over the requisite service period of the award. The Company has chosen to recognize stock-based compensation expense using the straight-line attribution method. Black-Scholes requires the use of highly subjective, complex assumptions, including the expected term and the price volatility of the Company's stock. The Company is required to estimate forfeiture rates at the time of grant and revise such estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those stock-based awards that are expected to vest.

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

  Comprehensive Income

        Comprehensive income is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income for fiscal 2012 was $67.4 million and included net income, net unrealized losses from available-for-sale securities and translation gains from

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies—(Continued)

foreign subsidiaries and equity investees. Comprehensive income for fiscal 2011 was $125.0 million and included net income, net unrealized gains from available-for-sale securities and translation losses from foreign subsidiaries and equity investees. Comprehensive income for fiscal 2010 was $6.8 million and included net income, net unrealized losses from available-for-sale securities and translation gains from foreign subsidiaries.

  Basic and Diluted Net Income Per Share

        The Company computes net income per share in accordance with authoritative guidance for earnings per share, under the provisions of which basic income per share is computed by dividing the income available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income per share excludes potential common stock if the effect of such stock is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options, purchases via employee stock purchase plans, and vesting of restricted stock units.

  Noncontrolling Interest

        Noncontrolling interest in the Company's consolidated financial statements results from the accounting for the ownership interests in Silicon Optronics, Inc. ("SOI") held by parties other than the Company. In fiscal 2011 and 2010, the Company recorded approximately $32,000 and $321,000, respectively, as net loss attributable to noncontrolling interest, representing a respective 56.3% and 56.2% interest that the Company did not own in the net loss of SOI. In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million. Consequently, as of April 30, 2012 and 2011, the Company had no continuing investment in SOI. (See Note 5.)

  Recent Accounting Pronouncements

        In June 2011, the FASB revised the authoritative guidance on how comprehensive income is presented. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. The presentation of other comprehensive income in the statement of stockholders' equity is not allowed. In December 2011, the FASB modified the authoritative guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. The guidance is effective for the Company beginning in the first quarter of fiscal 2013. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

        In September 2011, the FASB revised the authoritative guidance on how companies should test goodwill for impairment. The revised guidance allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, before determining whether it is necessary to perform additional goodwill impairment tests. The guidance is effective for the Company beginning in the first quarter of fiscal 2013, with an option for early adoption starting in the second quarter of fiscal 2012. The Company does not expect

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies—(Continued)

the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

Note 3—Short-Term Investments

        Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities with maturities less than one year	$13,232	$1	$—	$13,233
Municipal bonds	673	—	—	673
Corporate debt securities/commercial paper	26,614	—	(5)	26,609

	$40,519	$1	$(5)	$40,515

Contractual maturity dates, less than one year				$40,460
Contractual maturity dates, two years to twenty-six years				55

				$40,515

	As of April 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,500	$3	$—	$1,503
U.S. government debt securities with maturities less than one year	61,862	11	(7)	61,866
U.S. government debt securities with maturities over one year	718	1	—	719
Corporate debt securities/commercial paper	23,412	10	(5)	23,417

	$87,492	$25	$(12)	$87,505

Contractual maturity dates, less than one year				$82,721
Contractual maturity dates, one year to two years				4,784

				$87,505

        The Company sold available-for-sale investments, primarily marketable debt instruments, for proceeds of approximately $151.6 million, 45.5 million and zero in fiscal 2012, 2011 and 2010, respectively. The Company employs the specific-identification method in the determination of any applicable gain or loss on the sale of the investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 4—Supplemental Balance Sheet Account Information (in thousands)

	April 30,
	2012	2011
Cash and cash equivalents:
Cash	$179,078	$272,481
Money market funds, certificates of deposit and U.S. government bonds	111,414	106,898

	$290,492	$379,379

Accounts receivable, net:
Accounts receivable	$110,837	$146,745
Less: Allowance for doubtful accounts	(555)	(1,834)
Allowance for sales returns	(2,489)	(2,305)

	$107,793	$142,606

Inventories:
Work in progress	$149,523	$62,393
Finished goods	141,817	44,480

	$291,340	$106,873

Prepaid expenses and other current assets:
Prepaid expenses	$6,253	$4,102
Deposits and other	2,209	4,699
Interest receivable	80	870

	$8,542	$9,671

Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings and land use right	59,815	58,781
Buildings/leasehold improvements	24,598	21,902
Machinery and equipment	98,724	68,710
Furniture and fixtures	5,008	4,817
Software	6,901	6,387
Construction in progress	16,008	4,932

	224,054	178,529
Less: Accumulated depreciation and amortization	(79,262)	(63,083)

	$144,792	$115,446

Other long-term assets:
Deferred income tax assets—non-current	$5,107	$9,879
Other long-term assets	2,098	2,232

	$7,205	$12,111

Accrued expenses and other current liabilities:
Due to VisEra for acquisition of production operations	$17,376	$—
Employee compensation	9,440	9,605
Third party commissions	725	694
Professional services	2,177	1,912
Noncancelable purchase commitments	1,163	2,100
Rebates	1,545	2,951
Other	2,990	8,221

	$35,416	$25,483

Other long-term liabilities:
Interest rate swaps	$4,809	$3,929
Other	249	543

	$5,058	$4,472

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 5—Long-Term Investments

        Long-term investments as of the dates indicated consisted of the following (in thousands):

	April 30,
	2012	2011
VisEra	$98,719	$81,258
WLCSP	19,106	14,042
XinTec	4,661	4,661
Tong Hsing	4,454	4,655
Phostek	2,000	—

Total	$128,940	$104,616

  VisEra Technologies Company, Ltd.

        On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited ("TSMC") entered into an agreement to form VisEra Technologies Company, Ltd. ("VisEra"), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor ("CMOS") image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company ("VisEra Cayman"), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of April 30, 2012, the Company owned 49.1% of VisEra Cayman.

        On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was closed in the second quarter of fiscal 2012. Total consideration for the operations was $42.9 million in cash, with a portion of it due in fiscal 2013 (See Note 6.)

        The Company accounts for its investment in VisEra under the equity method. The following table presents equity income recorded by the Company for the periods indicated in "Cost of revenues," consisting of its portion of the net income recorded by VisEra during the periods presented (in thousands).

	Year Ended April 30,
	2012	2011	2010
Equity income	$8,835	$8,887	$4,251

Net effect on Cost of Revenues, including elimination of unrealized intercompany profits	$7,326	$8,573	$3,381

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 5—Long-Term Investments—(Continued)

WLCSP's board of directors and a supervisor. As of April 30, 2012, the Company owned 18.7% of WLCSP.

        The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Year Ended April 30,
	2012	2011	2010
Dividend payments received from WLCSP	$776	$585	$585

        The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in "Other income, net," consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands) .

	Year Ended April 30,
	2012	2011	2010
Equity income	$3,066	$3,076	$1,993

  XinTec, Inc.

        XinTec, Inc. ("XinTec") is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of April 30, 2012, the Company's direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 16.0% interest in XinTec. Consequently, the Company's beneficial ownership percentage in XinTec was approximately 12.0%. The Company accounts for XinTec as a cost method investment.

  Tong Hsing Electronic Industries, Limited

        Tong Hsing Electronic Industries, Limited ("Tong Hsing") is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. ("ImPac") in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. As a result of the exchange, the Company recorded a gain of approximately $2.2 million in "Other income, net," which was the difference between the fair value of the Tong Hsing's shares the Company received on December 31, 2009, and the carrying value of the Company's investment in ImPac on the same day. In June 2010 and June 2011 the Company participated in Tong Hsing's secondary offering and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. As of April 30, 2012, the Company's ownership in Tong Hsing was approximately 0.7%.

        As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis, net of deferred

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 5—Long-Term Investments—(Continued)

taxes. For the periods indicated, the Company recorded the following unrealized holding gains (losses) in "Accumulated other comprehensive income" (in thousands):

	Year Ended April 30,
	2012	2011	2010
Unrealized holding gains (losses)	$(328)	$608	$—

  Phostek, Inc.

        Phostek, Inc. ("Phostek") is a privately held company that develops and manufactures light emitting diodes in Taiwan. The Company purchased approximately 6.9% of Phostek in February 2012, for a total of $2.0 million in cash. The Company does not have the ability to exercise significant influence over the operating and financial policies of Phostek. As a result, the Company accounts for this investment using the cost method.

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

        In June 2010, SOI held its annual meeting of stockholders and new board directors were elected. As a result, the Company no longer held the majority representation on the board of directors of SOI, and was required to deconsolidate SOI. The authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value. Pursuant to the guidance, the Company recorded a gain of approximately $1.6 million in "Other income, net," which was the difference between the fair value of the Company's retained interest in SOI of $4.1 million, and the carrying value of SOI's net assets and noncontrolling interest before the deconsolidation of $2.5 million. After the deconsolidation in June 2010, the Company owned 43.8% of SOI, which the Company accounted for under the equity method.

        Under the equity method, the Company recorded equity loss in "Other income, net" for its portion of the net loss recorded by SOI during the periods indicated (in thousands):

	Year Ended April 30,
	2012	2011	2010
Equity loss	$—	$(241)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 5—Long-Term Investments—(Continued)

        In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million, at which time the Company recorded a loss on sale of $72,000 to "Other income, net." Consequently, the Company had no continuing investment in SOI for periods after January 31, 2011.

        Noncontrolling interest represented ownership interests in SOI held by parties other than the Company, when SOI was still consolidated by the Company. The following table reconciles equity attributable to noncontrolling interest for the periods indicated (in thousands):

	Year Ended April 30,
	2012	2011	2010
Noncontrolling interest, May 1	$—	$3,390	$3,497
Cash contribution by noncontrolling interest	—	—	34
Net loss attributable to noncontrolling interest	—	(32)	(321)
Translation gain (loss)	—	(70)	180
Deconsolidation	—	(3,288)	—

Noncontrolling interest, April 30	$—	$—	$3,390

        The following table presents the summary financial information of VisEra and WLCSP, as derived from their respective financial statements for the periods indicated. Each investee financial statement was prepared under GAAP (in thousands):

  VisEra Technologies Company, Ltd.

	Year Ended April 30,
	2012	2011	2010
Operating data:
Revenues	$125,777	$114,798	$78,809
Gross profit	32,607	27,147	12,652
Income from operations	48,818	15,787	4,241
Net income	$32,482	$17,159	$6,881

	April 30,
	2012	2011
Balance sheet data:
Current assets	$145,563	$88,066
Long-term assets	126,166	132,640
Current liabilities	49,470	36,474
Long-term liabilities	$—	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 5—Long-Term Investments—(Continued)

  China WLCSP Limited.

	Year Ended April 30,
	2012	2011	2010
Operating data:
Revenues	$47,700	$44,686	$25,989
Gross profit	24,854	23,742	12,391
Income from operations	18,458	16,111	9,512
Net income	$16,638	$15,092	$9,600

	April 30,
	2012	2011
Balance sheet data:
Current assets	$51,233	$39,855
Long-term assets	68,824	62,582
Current liabilities	15,735	11,991
Long-term liabilities	$3	$349

        The Company's share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	April 30,
	2012	2011
Undistributed earnings of investees	$44,898	$27,509

Note 6—Business Acquisitions

  Acquisition of Aurora Systems, Inc.

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

        The Company allocated the purchase consideration to tangible assets, intangible assets and liabilities based on their estimated fair values. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The $439,000 in goodwill resulted primarily from the Company's expected synergies from the integration of Aurora's technology into the Company's future product offerings. The fair values assigned to acquired intangible assets were based on discounting to present values all relevant expected future cash flows that reflect management determined estimates and assumptions These estimates include, but are not limited to, estimated costs

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 6—Business Acquisitions—(Continued)

to complete, utilization of patents and core technology, and the markets served. The cash flows were discounted at rates ranging from 19.0% to 25.0%.

        The amount of revenues and net loss of Aurora included in the Company's consolidated statement of operations from the acquisition date to April 30, 2010, the end of fiscal 2010, and pro forma financial information on the acquisition as if the transaction had occurred as of the beginning of fiscal 2010 were not significant.

  Acquisition of Production Operations from VisEra

        In June 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations to better support the Company's CameraCubeChip production line. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. As of April 30, 2012, approximately $26.0 million was paid to VisEra. The remaining balance of the cash consideration, of approximately $16.9 million, which is net of a discount of $1.1 million, is recorded in "Accrued expenses and other current liabilities." Until the entire balance is paid in fiscal 2013, interest will be accreted to this amount at an annual rate of 5.3%.

        The Company allocated the purchase consideration to tangible and intangible assets based on their estimated fair values. The excess purchase price over the value of the net tangible and identifiable intangible assets, which totaled $9.1 million, was recorded as goodwill. The goodwill recognized is generally not expected to be deductible for tax purposes, and is primarily attributed to the assembled workforce and to the Company's expected synergies from the integration of the production line into the Company's existing CameraCubeChip business operations. The fair values assigned to acquired intangible assets were based on discounting to present values all relevant expected future cash flows that reflect management determined estimates and assumptions. These estimates and assumptions include, but are not limited to, utilization of patents and core technology, and the markets served. The expected future cash flows were discounted at rates ranging from 19.0% to 21.0%.

        The purchase consideration has been allocated as follows, based on the estimated fair values of assets acquired (in thousands):

Fair Value
Paid to VisEra	$26,000
Due to VisEra in fiscal 2013	16,923

Total purchase consideration, in cash	$42,923

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 6—Business Acquisitions—(Continued)

	Fair Value	Amortization Period
Allocation:
Machinery and equipment	$22,618
Core technology	11,200	7 years
Goodwill	9,105

Total	$42,923

        The Company recorded a benefit of $8.6 million in "Benefit from acquisition of production operations from VisEra," representing its portion of the net amount of gain recorded by VisEra during the three months ended October 31, 2011, representing the difference between the acquisition-date fair value and the original carrying value of its previously held investment in the production operations.

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

	April 30
	2012	2011
Revenues	$897,730	$956,476

Net income	$58,975	$129,089

Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	$1.04	$2.33

Diluted	$1.01	$2.18

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 7—Goodwill and Intangible Assets

  Goodwill

        The change to the carrying value of the Company's goodwill during fiscal 2012 and 2011 is reflected below (in thousands):

	Year Ended April 30,
	2012	2011
Beginning balance, May 1	$1,122	$439
Business acquisitions	9,105	683

Ending balance, April 30	$10,227	$1,122

  Intangible Assets

        In March 2011, the Company purchased certain sensor-related patents and patent applications from Kodak in a cash transaction. As a result, the Company recorded $65.0 million in additions to intangible assets, which the Company began amortizing over an estimated life of seven years during the three months ended April 30, 2011.

        Intangible assets as of the dates indicated consisted of the following (in thousands):

	April 30, 2012
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$10,060	$54,940
Core technology	35,610	22,059	13,551
Patents and licenses	13,460	13,460	—
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	171	169
In-process research and development	490	122	368

Intangible assets, net	$116,300	$47,272	$69,028

	April 30, 2011
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$774	$64,226
Core technology	24,410	19,474	4,936
Patents and licenses	13,460	13,423	37
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	137	203
In-process research and development	490	—	490

Intangible assets, net	$105,100	$35,208	$69,892

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 7—Goodwill and Intangible Assets—(Continued)

        The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Year Ended April 30,
	2012	2011	2010
Amortization of intangible assets	$2,778	$2,626	$6,445

Amortization of acquired patent portfolio	$9,286	$774	$—

        The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2013	$12,788
2014	11,651
2015	11,262
2016	11,221
2017	11,193
Thereafter	10,913

Total	$69,028

Note 8—Borrowing Arrangements and Related Derivative Instruments

        The following table sets forth the Company's debt as of the dates indicated (in thousands):

	April 30,
	2012	2011
Mortgage loan	$24,760	$25,314
Term loan	1,000	4,000
Construction loan	16,723	16,925

	42,483	46,239
Less: amount due within one year	(3,146)	(4,323)

Non-current portion of long-term debt	$39,337	$41,916

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 8—Borrowing Arrangements and Related Derivative Instruments—(Continued)

        At April 30, 2012, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loans	Construction Loan	Total
2013	$1,554	$1,593	$3,147
2014	554	3,185	3,739
2015	554	3,185	3,739
2016	554	6,371	6,925
2017	554	2,389	2,943
Thereafter	21,990	—	21,990

Total	$25,760	$16,723	$42,483

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

        Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate ("LIBOR") plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of April 30, 2012.

        Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	April 30,
	2012	2011
Mortgage Loan	1.1%	1.1%
Term Loan	1.5	1.5

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 8—Borrowing Arrangements and Related Derivative Instruments—(Continued)

  Construction Loan

        On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the "Construction Loan"). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of April 30, 2012, the total amount outstanding under the Construction Loan was Chinese Yuan 105.0 million, or approximately $16.7 million. The Construction Loan matures on June 30, 2016.

        The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 6.3% and 5.3% at April 30, 2012 and 2011, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of April 30, 2012.

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

        The table below presents the location of the swaps on the Consolidated Statements of Operations and Consolidated Balance Sheets, and the related effects on the Company's results of operations and financial positions for the periods indicated (in thousands):

	Year Ended April 30,
	2012	2011	2010
Location of amounts recognized in Consolidated Statements of Operations and amount of gains (losses):
Other income, net	$(880)	$(242)	$776

	April 30,
	2012	2011
Location of amounts on Consolidated Balance Sheets and fair values:
Other long-term liabilities	$4,809	$3,929

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 9—Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2012	2011	2010
Current:
Federal	$3,068	$(6,231)	$(2,396)
State	16	9	(42)
Foreign	808	5,829	11,641

Total current	3,892	(393)	9,203

Deferred:
Federal	3,356	4,191	(5,022)
State	(449)	427	(234)
Foreign	—	—	(64)

Total deferred	2,907	4,618	(5,320)

Total provision	$6,799	$4,225	$3,883

        Income before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2012	2011	2010
United States	$2,280	$19,558	$(26,121)
International	70,368	109,117	36,407

Total	$72,648	$128,675	$10,286

        The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to "Income before income taxes" as a result of the following (in thousands):

	Year Ended April 30,
	2012	2011	2010
Provision based on statutory federal income tax rate	$25,426	$45,036	$3,600
State income tax expense (benefit), net of federal tax benefit	(481)	381	(169)
Foreign rate differential	(21,349)	(37,809)	(2,976)
Non-deductible stock-based compensation	5,583	1,807	4,053
Tax credits	(2,979)	(5,078)	(706)
Other	599	(112)	81

Tax provision	$6,799	$4,225	$3,883

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 9—Income Taxes—(Continued)

        The effective tax rates for fiscal 2012, 2011 and 2010 are less than the combined U.S. federal and state statutory rate of approximately 40%, principally because the Company earns a portion of its profits in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate. In fiscal 2012, the Company included in the amount of foreign rate differential a $3.3 million reduction of unrecognized tax benefits due to lapses of applicable statute of limitations.

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

        The components of net deferred tax assets included in the consolidated balance sheets for the fiscal years indicated were (in thousands):

	April 30,
	2012	2011
Deferred tax assets:
Tax credits	$22,663	$17,911
Net operating loss	1,713	1,805
Stock-based compensation expenses	5,779	7,109
Unrealized loss on interest rate swap	1,854	1,466
Accruals, reserves and other	5,834	4,848

Gross deferred tax assets	37,843	33,139
Valuation allowance	(10,419)	(8,058)

Deferred tax assets	27,424	25,081

Deferred tax liabilities:
Fixed assets	(1,095)	(707)
Undistributed earnings of non-US equity investees not permanently reinvested	(15,849)	(9,938)
Other	(1,290)	—

Deferred tax liabilities	(18,234)	(10,645)

Net deferred tax assets	$9,190	$14,436

        The Company has elected to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $24.5 million and $20.2 million as of April 30, 2012 and 2011, respectively, and, if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 9—Income Taxes—(Continued)

        Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. Deferred tax assets in the amount of $10.4 million and $8.1 million at April 30, 2012 and 2011, respectively, primarily pertain to California research and development tax credit carryovers that the Company believes it is more likely than not that the Company will not realize; therefore, a valuation allowance has been established against such deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs.

        As of April 30, 2012, the Company has U.S. federal and California net operating loss ("NOL") carryforwards of $41.0 million and $32.4 million, respectively. If not utilized, the U.S. federal NOL will begin to expire in fiscal 2028 and the California NOL will begin to expire in fiscal 2032. The Company has U.S. federal and California tax credits of $24.2 million and $27.3 million, respectively. If not utilized, the U.S. federal tax credits will begin to expire in fiscal 2025 and the California tax credits will be carried over indefinitely.

        The Company has not provided U.S. federal and California income taxes, as well as foreign withholding taxes, on approximately $381.5 million of undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

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

For the Years Ended April 30, 2012, 2011 and 2010

Note 9—Income Taxes—(Continued)

        A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	April 30,
	2012	2011	2010
Balance at beginning of fiscal year	$85,734	$83,613	$77,133
Increases in balances related to tax positions taken during current year	4,536	6,273	4,000
Decreases as a result of lapses of the applicable statute of limitations	(2,667)	(6,821)	—
Increases in balances related to tax positions taken during prior years	89	3,251	3,094
Decreases in balances related to tax positions taken during prior years	(259)	(582)	(614)

Balance at end of fiscal year	$87,433	$85,734	$83,613

        A reconciliation of the gross unrecognized tax benefits, including interest and penalties, as presented on the Consolidated Balance Sheets is as follows (in thousands):

	April 30,
	2012	2011
Recorded as a decrease in deferred income taxes—non-current	$14,015	$11,784
Recorded as a decrease in other receivables	—	300
Income taxes payable—non-current	88,159	87,526

Balance at end of fiscal year	$102,174	$99,610

        The Company includes interest, penalties and foreign exchange gain or loss related to unrecognized tax benefits within the provision for income taxes on the Consolidated Statements of Operations. The Company recognized the following net amounts of interest and penalties and the related foreign exchange gain or loss for the periods presented (in thousands):

	Year Ended April 30,
	2012	2011	2010
Recognized interest and penalties, net	$865	$(2,022)	$2,199

        Included in the fiscal 2012 and 2011 net amounts of interest and penalties are benefits of $0.7 million and $3.8 million, respectively, primarily due to the reversal of accrued interest and penalties related to the reductions to unrecognized tax benefits as a result of lapses of the statute of limitations.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 9—Income Taxes—(Continued)

        The Company had cumulatively accrued the following amounts for potential interest and penalties as of the dates indicated (in thousands):

	April 30,
	2012	2011
Balance at end of fiscal year	$14,741	$13,876

        The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $97.2 million as of April 30, 2012. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

        The Company files U.S. federal and state, as well as foreign, tax returns. For such returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2003. The Company is currently under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. During fiscal 2012, the Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. At this time, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $3.6 million due to lapses of statute of limitation in certain jurisdictions over the next 12 months.

Note 10—Net Income Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders

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

	Year Ended April 30,
	2012	2011	2010
Antidilutive common stock subject to outstanding options	1,222,000	—	6,722,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 10—Net Income Per Share Attributable to OmniVision Technologies, Inc. Common Stockholders—(Continued)

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2012	2011	2010
Basic:
Numerator:
Net income attributable to OmniVision Technologies, Inc.	$65,849	$124,482	$6,724

Denominator:
Weighted average common shares for net income per share attributable to OmniVision Technologies, Inc. common stockholders	56,666	55,324	51,080

Basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	$1.16	$2.25	$0.13

Diluted:
Numerator:
Net income attributable to OmniVision Technologies. Inc.	$65,849	$124,482	$6,724

Denominator:
Denominator for basic net income per share attributable to OmniVision Technologies, Inc. common stockholders	56,666	55,324	51,080
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	1,567	3,782	1,609

Weighted average common shares for diluted net income per share	58,233	59,106	52,689

Diluted net income per share attributable to OmniVision Technologies, Inc. common stockholders	$1.13	$2.11	$0.13

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

For the Years Ended April 30, 2012, 2011 and 2010

Note 11—Fair Value Measurements—(Continued)

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

  Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$92,359	$92,359	$—	$—
U.S. government debt securities and municipal bonds	16,011	—	16,011	—
Corporate debt securities/commercial paper	40,558	—	40,558	—
Equity investment in Tong Hsing	4,454	4,454	—	—

Total assets	$153,382	$96,813	$56,569	$—

Interest rate swaps	$(4,809)	$—	$(4,809)	$—

Total liabilities	$(4,809)	$—	$(4,809)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents	$108,413	$92,359	$16,054	$—
Short-term investments	40,515	—	40,515	—
Long-term investments	4,454	4,454	—	—

Total assets	$153,382	$96,813	$56,569	$—

Interest rate swaps	$(4,809)	$—	$(4,809)	$—

Total liabilities	$(4,809)	$—	$(4,809)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

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

        Certificates of deposit recorded as cash equivalents and short-term investments are not measured at fair value on a recurring basis and as such are not included in the tables above. The following table sets forth the carrying value of certificates of deposit recorded as cash equivalents and short-term investments for the dates presented (in thousands):

	April 30,
	2012	2011
Certificates of deposit recorded as cash equivalents	$3,001	$16,445

Certificates of deposit recorded as short-term investments	$—	$1,503

        For the Company's interest rate swaps, the Company obtains fair value quotes from the issuing bank and assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

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

        The Company did not have any assets or liabilities that were measured at fair value on a non-recurring basis during fiscal 2010 and 2012. For the Company's equity investment in SOI, the authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value in June 2010, when the Company no longer held the majority representation on SOI's board. The Company classified the fair value measurement as Level 3 as the Company used unobservable inputs for the valuation methodologies that were significant to the fair value measurements. The Company determined the fair value of its retained interest in SOI by using the market and income approaches. The market approach included the use of financial metrics from comparable public companies. The selection of comparable companies required management judgment and was based on a number of factors, including comparable companies' sizes, industries, and other relevant factors. The income approach included the use of a discounted cash flow model that required significant estimates for SOI, including revenues, costs, risk adjusted discount rates and other relevant projections. In the three months ended January 31, 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million (See Note 5.)

Note 12—Common Stock and Treasury Stock

        The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2012 and 2011, 52,364,648 and 57,974,450 shares were outstanding, respectively. As of April 30, 2012 and 2011, 20,599,187 and 12,541,000 shares, respectively were held as treasury stock. In addition, as of April 30, 2012, 13,111,332 and 1,414,475 shares of common stock have been reserved for issuance under the Company's employee equity incentive plans and employee stock purchase plan, respectively.

        In fiscal 2006 and 2008, the Company's board of directors authorized two stock repurchase programs, each providing for the repurchase of up to $100.0 million of the Company's outstanding

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 12—Common Stock and Treasury Stock—(Continued)

common stock. The programs expired in June 2006 and November 2009, respectively. Under the two programs, the Company had cumulatively repurchased 12,541,000 shares of its common stock, for an aggregate cost of approximately $178.7 million.

        In November 2011, the Company's board of directors approved a new stock repurchase program, authorizing the repurchase in an open-market of up to an aggregate of $100.0 million of the Company's common stock. As of April 30, 2012, the Company had repurchased 8,058,187 shares of its common stock under this open-market program, for an aggregate cost of approximately $100.0 million.

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans

  2007 Equity Incentive Plan

        In September 2007, on the recommendation of the Company's board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan replaced the Company's 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. With the approval of the Company's stockholders in September 2009, the Company modified certain terms of the 2007 Plan. Under the modified 2007 Plan, the Company's stock option awards generally have a maximum contractual term of seven years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. The 2007 Plan also covers grants of equity-based compensation to the Company's directors. In September 2011, the stockholders of the Company approved an amendment to the 2007 Plan, increasing the shares available for issuance under the 2007 Plan by 7,200,000 shares.

        The Company's equity incentive and stock-based compensation plans as of April 30, 2012 are summarized as follows (in thousands):

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Restricted Stock Units Outstanding
2000 Stock Plan	—	—	1,919	—
2000 Director Option Plan	—	—	88	—
2007 Plan	13,200	7,488	1,563	2,053

Total	13,200	7,488	3,570	2,053

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

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

  Stock Option Exchange

        At the Company's annual meeting of stockholders held on September 24, 2009, the stockholders of the Company approved a one-time stock option exchange program for employees to exchange eligible stock options for restricted stock units. Under the option exchange program, eligible employees were able to exchange their outstanding options granted before November 1, 2008 under the Company's 2000 Stock Plan or the 2007 Plan with an exercise price greater than or equal to $23.01 per share, for new restricted stock units. The Company issued one restricted stock unit for every 3.4 stock options tendered for exchange. The vesting schedule for these restricted stock units was determined by the remaining vesting period of the exchanged options. The option exchange program commenced on November 18, 2009, and expired on December 16, 2009. The Company accepted for exchange options to purchase 3,566,192 shares of the Company's common stock. All surrendered options were cancelled, and immediately thereafter, the Company issued a total of 1,048,707 restricted stock units in exchange. One share of the Company's common stock is issuable upon the vesting of each restricted stock unit. The fair value of the restricted stock units issued was measured as the total of the unrecognized compensation cost of the options surrendered and the incremental value of the restricted stock units issued, measured as the excess of the fair value of the restricted stock units over the fair value of the options tendered immediately before the exchange. The incremental cost of the restricted stock units was $1.5 million. As of April 30, 2012, the value of the restricted stock units, totaling $3.9 million, had been amortized over a weighted average vesting period of two years.

  2000 Employee Stock Purchase Plan

        The 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan") was adopted by the board of directors in February 2000 and was approved by the shareholders in March 2000. The 2000 Purchase Plan became effective upon the closing of the Company's initial public offering. Under the 2000 Purchase Plan, 3,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the fiscal year commencing May 1, 2001 in an amount equal to the lesser of: 2,000,000 shares, or four percent of the Company's outstanding common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The offering periods under this plan are the periods of approximately 24 months commencing on the first trading day on or after June 1 and December 1 of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

each year and terminating on the last trading day in the periods ending twenty-four months later. Depending on the fair market value of the common stock, the offer periods can be consecutive or overlapping. The purchase period under the 2000 Purchase Plan begins on the first trading day on or after June 1 and December 1 of each year and ends six months later. The purchase price of the common stock under this plan is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the purchase period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The 2000 Purchase Plan was replaced by the 2009 Purchase Plane and terminated in February 2010. As of April 30, 2012, approximately 3,555,000 and 1,086,000 shares had been purchased under the 2000 Purchase Plan and 2009 Purchase Plan, respectively.

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

        With the adoption of the 2007 Plan, no additional equity awards will be issued under the 2000 Stock Plan. As of April 30, 2012, options to purchase approximately 1,919,000 shares of common stock were outstanding under the 2000 Stock Plan.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

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

        In November 2007, the Company's board of directors approved the termination of the Company's 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors. As of April 30, 2012, options to purchase approximately 88,000 shares of common stock were outstanding under the 2000 Director Option Plan.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Stock-Based Compensation Award Activity

        The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the three fiscal years ended April 30, 2012:

		Options Outstanding		Restricted Stock Units Outstanding	Restricted Stock Units
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)
Balance at May 1, 2009	4,376	13,501	17.98	520	11.37
Stock options granted	(413)	413	10.41	—	—
Stock options exercised	—	(964)	11.73	—	—
Stock options cancelled in stock option exchange	3,378	(3,566)	24.76	—	—
Stock options expired or forfeited	98	(1,243)	17.15	—	—

Restricted stock units granted(1)	(1,541)	—	—	782	10.76
Restricted stock units issued in stock option exchange(1)	(1,678)	—	—	1,049	12.60
Restricted stock units vested(1)	—	—	—	(170)	10.94
Restricted stock units expired or forfeited(1)	215	—	—	(108)	10.53

Balance at April 30, 2010	4,435	8,141	15.49	2,073	11.80
Stock options granted	(468)	468	21.84	—	—
Stock options exercised	—	(4,593)	15.42	—	—
Stock options expired or forfeited	40	(80)	15.75	—	—

Restricted stock units granted(1)	(1,644)	—	—	1,028	22.50
Restricted stock units vested(1)	—	—	—	(890)	11.98
Restricted stock units expired or forfeited(1)	354	—	—	(206)	15.60

Balance at April 30, 2011	2,717	3,936	16.31	2,005	16.81

2007 Plan share increased	7,200	—	—	—	—
Stock options granted	(600)	600	34.65	—	—
Stock options exercised	—	(885)	15.41	—	—
Stock options expired or forfeited	28	(81)	20.42	—	—

Restricted stock units granted(1)	(2,088)	—	—	1,305	32.27
Restricted stock units vested(1)	—	—	—	(1,116)	14.84
Restricted stock units expired or forfeited(1)	231	—	—	(141)	23.71

Balance at April 30, 2012—shares available for grant	7,488	—	—	—	—

Balance at April 30, 2012—options		3,570	19.53	—	—

Balance at April 30, 2012—restricted stock units	—	—	—	2,053	27.24

Exercisable at April 30, 2012	—	3,459	$19.15	—	—

Vested and expected to vest at April 30, 2012—options	—	2,607	$16.39	—	—

Vested and expected to vest at April 30, 2012—restricted stock units	—	—	—	1,762	$27.24

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

For the Years Ended April 30, 2012, 2011 and 2010

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        As of April 30, 2012 and 2011, options to purchase 2,607,000 and 3,020,000 shares, respectively, were vested. Information regarding the options outstanding as of April 30, 2012 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 5.82 - $14.58	586		$10.07		455		$9.99
$14,59 - $14.93	656		14.90		656		14.90
$14.94 - $16.89	823		16.65		815		16.65
$16.90 - $21.84	697		20.45		452		19.70
$21.85 - $34.84	808		32.27		229		25.89

$ 5.82 - $34.84	3,570	4.8	$19.53	$8,758	2,607	4.3	$16.39	$7,688

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on April 30, 2012 of $18.42 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of April 30, 2012 was 2,039,030 shares.

        The total intrinsic value of options exercised, the total intrinsic value of restricted stock units vested and the total cash received from employees as a result of employee stock option exercises during the periods indicated were as follows (in thousands):

	April 30,
	2012	2011
Total intrinsic value of options exercised	$15,083	$55,363
Total intrinsic value of restricted stock units vested	27,195	23,173
Total cash received from employees as a result of employee stock option exercises	$13,649	$70,817

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        Unrecognized compensation expense and the weighted average period over which the Company expects to recognize such compensation as of the dates indicated were as follows (dollars in thousands):

	April 30,
	2012	2011
Unvested stock options:
Unrecognized compensation expense, net of forfeitures	$9,132	$5,383
Weighted average period (years)	2.6	2.2
Unvested restricted stock units:
Unrecognized compensation expense, net of forfeitures	$35,089	$18,289
Weighted average period (years)	1.8	1.5
2009 Purchase Plan:
Unrecognized compensation expense	$5,233	$976
Weighted average period (years)	1.1	0.8

        The Company's current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

  Valuation Assumptions

        The authoritative guidance for stock-based compensation requires companies to estimate the fair value of stock-based compensation awards on the measurement date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Consolidated Statements of Operations.

        For restricted stock unit awards, the per-share fair value is the closing market price of the Company's common stock as reported on the NASDAQ Global Market ("NASDAQ") on the measurement date. For stock option awards and rights issued under the Company's employee stock purchase plans, the Company measures the fair value using the Black-Scholes option pricing model. Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company's stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company's stock.

        The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted during the periods indicated was as follows:

	Year Ended April 30,
	2012	2011	2010
Per share weighted average estimated grant date fair value	$15.37	$9.89	$4.74

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the periods indicated:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2012	2011	2010	2012	2011	2010
Risk-free interest rate	1.3%	1.4%	2.0%	0.10%	0.2%	1.4%
Expected term of options (in years)	4.2	4.1	4.2	0.5	0.5	0.5
Expected volatility	55%	57%	56%	53%	50%	63%
Expected dividend yield	0%	0%	0%	0%	0%	0%

        Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's employee stock purchase plans during the periods indicated was as follows:

	Year Ended April 30,
	2012	2011	2010
Per share weighted average estimated fair value of rights issued	$5.54	$4.81	$3.26

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

        The Company maintains cash and cash equivalents and short-term investments with various financial institutions, located in several different jurisdictions. The majority of the cash and cash

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 14—Risks and Uncertainties—(Continued)

equivalents balances are held in U.S. Cayman Islands and Hong Kong. The short-term investments are primarily held in U.S. and Cayman Islands. Deposits held with banks may generally be redeemed upon demand and may exceed the limit of insurance provided on such deposits. All these deposits and other financial instruments including our interest rate swaps are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. The Company has not sustained credit losses from instruments held at financial institutions.

        The Company's products are primarily sold to OEMs, VARs and to distributors. The Company's sales to significant customers as a percentage of revenues for the periods indicated were as follows:

	Year Ended April 30,
	2012		2011		2010
Percentage of revenues:
Customer A	13.5%		13.8%		27.0%
Customer B	15.2		17.6		*
Customer C	*	%	*	%	11.2%

*
Less than ten percent of revenues.

        The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer account receivables as a percentage of net accounts receivable for the periods indicated were as follows:

	April 30,
	2012		2011
Percentage of accounts receivable, net:
Customer A	15.6%		30.4%
Customer B	15.5		12.3
Customer C	12.8		*
Customer D	*	%	12.2%

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 15—Segment and Geographic Information—(Continued)

        The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Year Ended April 30,
	2012	2011	2010
OEMs and VARs	78.1%	75.3%	51.5%
Distributors	21.9	24.7	48.5

Total	100.0%	100.0%	100.0%

        Since the Company's customers' end-user customers market and sell their products worldwide, its revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where their components are sourced. The revenues by geography in the following table are based on the country or region in which the Company's customers issue their purchase orders for the periods presented (in thousands):

	Year Ended April 30,
	2012	2011	2010
China	$520,452	$614,891	$504,940
South Korea	147,390	199,747	5,406
United States	61,766	16,203	3,513
Malaysia	50,887	66,827	21,890
Japan	46,108	11,546	7,961
All other	71,127	47,262	59,283

Total	$897,730	$956,476	$602,991

        The Company's long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	April 30,
	2012	2011
Taiwan	$138,118	$98,001
China	82,933	67,218
United States	54,008	56,428
All other	771	646

Total	$275,830	$222,293

Note 16—Commitments and Contingencies

  Commitments

        During the three months ended October 31, 2008, the Company formed OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding the Company's testing capabilities. As of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 16—Commitments and Contingencies—(Continued)

April 30, 2012, the Company had contributed $1.5 million, meeting the capital commitment requirement, which was modified in June 2012.

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

        The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2018. At April 30, 2012, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2013	$7,156
2014	2,288
2015	191
2016	154
2017	138
2018	70

Total	$9,997

        The following table presents rental expenses under all operating leases during the periods presented (in thousands):

	Year Ended April 30,
	2012	2011	2010
Rental expenses under operating leases	$9,293	$7,204	$6,875

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 16—Commitments and Contingencies—(Continued)

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

        These actions have been resolved by a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company bears no financial liability. The Company and the other defendants receive complete dismissals from the case. In 2009, the Court entered an order granting final approval of the settlement. By February 2012, the various appeals filed by objectors had been withdrawn or dismissed.

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

        Both the underwriters and the plaintiff filed petitions for a writ of certiorari in the United States Supreme Court. On June 27, 2011, the Court issued orders granting the underwriters' petition and denying the plaintiff's petition. On March 26, 2012, the U.S. Supreme Court issued its opinion. The Court vacated and remanded the Ninth Circuit's decision and held that the two-year statute of limitations for actions under Section 16(b) is not automatically subject to equitable tolling pending the filing of the public disclosure statement required by Section 16(a) of the Act. On May 15, 2012, the Ninth Circuit entered an order remanding the cases of the non-moving issuer defendants (including the Company) to the District Court for proceedings consistent with the opinion of the U.S. Supreme Court and dismissing with prejudice the cases of the moving issuer defendants. On June 11, 2012, the plaintiff filed a Notice of Dismissal in the District Court, dismissing the action against the Company with prejudice as to the adequacy of the pre-suit demand letters in accordance with the Ninth Circuit's opinion and without prejudice as to all other issues.

        On March 6, 2009, Panavision Imaging, LLC ("Panavision") filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 16—Commitments and Contingencies—(Continued)

asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 ("Pre-charging a Wide Analog Bus for CMOS Image Sensors"), 6,663,029 ("Video Bus for High Speed Multi-resolution Imagers and Method Thereof") and 7,057,150 ("Solid State Imager with Reduced Number of Transistors per Pixel"). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that OmniVision's products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. On February 3, 2012, the Court issued additional claim construction with respect to U.S. Patent No. 6,818,877. On February 23, 2012, based on the parties' joint stipulation, the Court granted partial summary judgment of noninfringement for 96 the Company's products. On April 23, 2012, the Court conducted a hearing on the Company's motion for summary judgment of noninfringement on the remaining products in the case and the Company's renewed motion for summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On May 25, 2012, the Court (1) granted OmniVision's motion for summary judgment of noninfringement on all of the remaining products in the case, finding that OmniVision's products do not infringe the asserted claims; and (2) granted OmniVision's renewed motion for summary judgment of invalidity for indefiniteness, finding that all of the asserted claims are invalid due to indefiniteness.

        As to the two remaining asserted patents, on November 29, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 7,057,150 and rejected all of the claims submitted for inter partes reexamination. On January 5, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,663,029 and rejected all of the claims submitted for inter partes reexamination. On April 12, 2011, the Court dismissed with prejudice all of Panavision's claims of infringement against OmniVision regarding U.S. Patent Nos. 7,057,150 and 6,663,029, and ordered that Panavision not assert any claims of infringement relating to U.S. Patent Nos. 7,057,150 and 6,663,029 or any reissues of those patents against OmniVision at any time. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

        On December 6, 2010, Ziptronix, Inc. ("Ziptronix") filed a complaint alleging patent infringement against the Company in the District Court for the Northern District of California. The case is entitled

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 16—Commitments and Contingencies—(Continued)

Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525. In its complaint, Ziptronix asserts that the Company has made, used, offered to sell, sold and/or imported into the United States image sensors that infringe the following six patents: U.S. Patent Nos. 7,387,944 ("Method for Low Temperature Bonding and Bonded Structure"), 7,335,572 ("Method for Low Temperature Bonding and Bonded Structure"), 7,553,744 ("Method for Low Temperature Bonding and Bonded Structure"), 7,037,755 ("Three Dimensional Device Integration Method and Integrated Device"), 6,864,585 ("Three Dimensional Device Integration Method and Integrated Device"), and 7,807,549 ("Method for Low Temperature Bonding and Bonded Structure"). The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. The Company answered the complaint on May 4, 2011 and denied each of Ziptronix's infringement claims against it.

        On November 22, 2011, Defendants Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp. (collectively "TSMC") filed amended counterclaims asserting that Ziptronix has infringed, actively induced infringement of, and/or induced contributory infringement of the following five patents: U.S. Patent Nos. 6,682,981 ("Stress Controlled Dielectric Integrated Circuit Fabrication"), 7,307,020, ("Membrane 3D IC Fabrication"), 6,765,279 ("Membrane 3D IC Fabrication"), 7,385,835 ("Membrane 3D IC Fabrication"), and 6,350,694 ("Reducing CMP Scratch, Dishing and Erosion by Post CMP Etch Back Method for Low-K Materials"). Ziptronix answered the amended counterclaims on December 9, 2011 and denied each of TSMC's infringement claims against it.

        On April 24, 2012, Ziptronix filed a motion for leave to file a second amended complaint seeking to add claims that the defendants infringe the following three patents: U.S. Patent Nos. 8,153,505 ("Method for Low Temperature Bonding and Bonded Structure"), 8,043,329 ("Method for Low Temperature Bonding and Bonded Structure"), and 7,871,898 ("Method for Low Temperature Bonding and Bonded Structure"). The defendants oppose Ziptronix's request to add these additional patents to the case and, on May 8, 2012, the defendants filed oppositions to the motion to amend.

        An initial case management conference was held on February 1, 2012, and a case management order was entered on February 6, 2012. A claim construction hearing is currently scheduled for November 7 and 8, 2012. The Company expects to vigorously defend itself against Ziptronix's allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

        On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company's business and financial results, in particular regarding the use of its imaging sensors in Apple Inc.'s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-cv-5235 (RMW) (the "Securities Case"). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of the Company's common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. The Company intends to vigorously defend itself against these allegations. The Company is currently unable to predict the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 16—Commitments and Contingencies—(Continued)

outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

        On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of the Company's current and former officers and directors, William H. Barlow v. Shaw Hong, et al. Case No. 1-11-CV-213177. These state court actions were consolidated, but a consolidated complaint has not yet been filed. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as nominal defendant against whom no recovery is sought. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Note 17—Related Party Transactions

        The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Year Ended April 30,
Related Party	Description	2012	2011	2010
VisEra	Purchases of color filter and other manufacturing services	$121,008	$110,872	$74,718

	Rent and other services(1)	$1,972	$—	$—

	Balance payable at year end, net	$17,329	$17,839	$15,006

(1)
The Company started leasing manufacturing floor space from VisEra in November 2011.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2012, 2011 and 2010

Note 17—Related Party Transactions—(Continued)

        The following table summarizes the transactions that the Company's equity method investees, SOI and VisEra, engaged with related parties for the periods indicated (in thousands):

	Year Ended April 30,
	2012	2011	2010
SOI(1) transactions with:
ImPac:
Purchases of manufacturing services	$—	$—	$305
Balance payable at year end, net	—	—	—
PTC:
Purchases of wafers	—	1,346	791
Rent and other services	—	67	88
Balance payable at year end, net	—	—	45
VisEra:
Purchases of manufacturing services	—	201	158
Balance payable at year end	—	—	19
VisEra transactions with:
TSMC:
Sales to TSMC	917	1,887	1,294
Purchase manufacturing services	289	171	31
Balance receivable at year end, net	232	222	239
SOI(1):
Sales to SOI	—	201	158
Balance receivable at year end, net	$—	$—	$19

(1)
The Company sold its entire ownership interest in SOI during the third quarter of fiscal 2011. (See Note 5.)

        The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PTC.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012
	(in thousands, except per share data)
Revenues	$276,071	$217,919	$185,193	$218,547
Cost of revenues	188,678	151,258	140,337	169,446
Gross profit	87,393	66,661	44,856	49,101
Net income attributable to OmniVision Technologies, Inc.	$41,972	$21,085	$111	$2,681
Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic(1)	$0.72	$0.35	$0.00	$0.05

Diluted(1)	$0.68	$0.35	$0.00	$0.05

Shares used in computing net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	58,650	59,612	56,070	52,334

Diluted	61,409	60,207	56,180	52,994

	Three Months Ended
	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
	(in thousands, except per share data)
Revenues	$193,071	$239,460	$265,677	$258,268
Cost of revenues	141,116	172,013	186,464	178,866
Gross profit	51,955	67,447	79,213	79,402
Net income attributable to OmniVision Technologies, Inc.	$16,938	$28,867	$44,718	$33,959
Net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic(1)	$0.32	$0.53	$0.80	$0.59

Diluted(1)	$0.30	$0.50	$0.75	$0.56

Shares used in computing net income per share attributable to OmniVision Technologies, Inc. common stockholders:
Basic	53,214	54,235	56,174	57,674

Diluted	56,572	57,680	59,936	60,939

(1)
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

        Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of the end of fiscal year 2012.

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

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of April 30, 2012 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of April 30, 2012, our internal control over financial reporting was effective. The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 73 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Proposal One—Election of Class III Directors" and "Corporate Governance" contained in our proxy statement related to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. "Business" under the heading "Executive Officers of the Registrant."

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

  2.
  Financial Statement Schedules. The following financial schedule is filed as part of this Report under "Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2012, 2011 and 2010." All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  3.
  Exhibits.

Exhibit Number		Description
2.1	+	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

3.1	(1)	Restated Certificate of Incorporation

3.2	(19)	Bylaws of the Registrant as amended on November 27, 2007 and November 21, 2011

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

3.2.2	(19)	Certificate of Amendment of the Bylaws of OmniVision Technologies, Inc. effective as of November 21, 2011

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

Exhibit Number		Description
10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.18.2		Second Amendment to Loan and Security Agreement dated April 11, 2012, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 30, 2009)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

Exhibit Number		Description
10.28	(14)	Form of Employee/Consultant Stock Option Agreement

10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan

21.1		Subsidiaries of the Registrant

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2		Consent of Deloitte & Touche, Independent Auditors of VisEra Holding Company and Subsidiary

24.1		Power of Attorney (included on page 133)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1		Audited Financial Statements of VisEra Holding Company and Subsidiary as of December 31, 2011 and 2010

101.INS	(20)	XBRL Instance Document

101.SCH	(20)	XBRL Taxonomy Extension Schema Document

101.CAL	(20)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(20)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(20)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(20)	XBRL Taxonomy Extension Presentation Linkbase Document

+
Schedules, exhibits and similar attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon its request.

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
Intentionally omitted.

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

(19)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012.

(20)
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2012, 2011 and 2010
(In thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended April 30, 2012	$1,834	$(174)	$1,105	$555

Fiscal year ended April 30, 2011	$711	$1,123	$—	$1,834

Fiscal year ended April 30, 2010	$691	$20	$—	$711

Deferred tax valuation allowance:
Fiscal year ended April 30, 2012	$8,058	$2,361	$—	$10,419

Fiscal year ended April 30, 2011	$5,264	$2,794	$—	$8,058

Fiscal year ended April 30, 2010	$4,495	$769	$—	$5,264

Allowance for sales returns:
Fiscal year ended April 30, 2012	$2,305	$3,283	$3,099	$2,489

Fiscal year ended April 30, 2011	$936	$3,654	$2,285	$2,305

Fiscal year ended April 30, 2010	$3,436	$(1,498)	$1,002	$936

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
By:	/s/ SHAW HONG Shaw Hong President and Chief Executive Officer

Date: June 26, 2012

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG Shaw Hong	Chief Executive Officer, President and Director (Principal Executive Officer)	June 26, 2012
/s/ ANSON CHAN Anson Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2012
/s/ HENRY YANG Henry Yang	Chief Operating Officer and Director	June 26, 2012
/s/ WILLIAM HSU William Hsu	Director	June 26, 2012
/s/ JOSEPH JENG Joseph Jeng	Director	June 26, 2012
/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	June 26, 2012

EXHIBIT INDEX

Exhibit Number		Description
2.1	+	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

3.1	(1)	Restated Certificate of Incorporation

3.2	(19)	Bylaws of the Registrant as amended November 27, 2007 and November 21, 2011

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

3.2.2	(19)	Certificate of Amendment of the Bylaws of OmniVision Technologies, Inc. effective as of November 21, 2011

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

Exhibit Number		Description
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.18.2		Second Amendment to Loan and Security Agreement dated April 11, 2012, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 30, 2009)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

10.28	(14)	Form of Employee/Consultant Stock Option Agreement

10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan

Exhibit Number		Description
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2		Consent of Deloitte & Touche, Independent Auditors of VisEra Holding Company and Subsidiary

24.1		Power of Attorney (included on page 133)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1		Audited Financial Statements of VisEra Holding Company and Subsidiary as of December 31, 2011 and 2010

101.INS	(20)	XBRL Instance Document

101.SCH	(20)	XBRL Taxonomy Extension Schema Document

101.CAL	(20)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(20)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(20)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(20)	XBRL Taxonomy Extension Presentation Linkbase Document

+
Schedules, exhibits and similar attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon its request.

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
Intentionally omitted.

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

(19)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012.

(20)
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.