Form 10-Q
period 2012-07-31
OMNIVISION TECHNOLOGIES INC
filed 2012-09-07
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

At September 4, 2012, 53,505,395 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 31,	April 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$191,786	$290,492
Short-term investments	44,779	40,515
Accounts receivable, net of allowances for doubtful accounts and sales returns	142,687	107,793
Inventories	403,201	291,340
Prepaid and deferred income taxes	2,075	4,083
Prepaid expenses and other current assets	22,554	8,542
Total current assets	807,082	742,765
Property, plant and equipment, net	151,905	144,792
Long-term investments	119,198	128,940
Goodwill	10,227	10,227
Intangibles, net	65,823	69,028
Other long-term assets	19,138	7,205
Total assets	$1,173,373	$1,102,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,185	$159,860
Accrued expenses and other current liabilities	36,192	35,416
Income tax payable	—	987
Deferred revenues, less cost of revenues	10,053	10,115
Current portion of long-term debt	2,383	3,146
Total current liabilities	270,813	209,524
Long-term liabilities:
Long-term income taxes payable	84,310	88,159
Non-current portion of long-term debt	39,071	39,337
Other long-term liabilities	5,157	5,058
Total long-term liabilities	128,538	132,554
Total liabilities	399,351	342,078

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 74,098 shares issued and 53,499 outstanding at July 31, 2012 and 72,964 shares issued and 52,365 outstanding at April 30, 2012, respectively	74	73
Additional paid-in capital	587,736	575,935
Accumulated other comprehensive income	1,984	2,970
Treasury stock, 20,599 at July 31, 2012 and April 30, 2012, respectively	(278,683)	(278,683)
Retained earnings	462,911	460,584
Total stockholders’ equity	774,022	760,879
Total liabilities and stockholders’ equity	$1,173,373	$1,102,957

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	July 31,
	2012	2011
Revenues	$258,064	$276,071
Cost of revenues	208,849	188,678
Gross profit	49,215	87,393

Operating expenses:
Research, development and related	28,848	28,345
Selling, general and administrative	18,728	16,103
Amortization of acquired patent portfolio	2,321	2,321
Total operating expenses	49,897	46,769

Income (loss) from operations	(682)	40,624
Equity in earnings of investees, net	1,140	1,017
Interest expense, net	(758)	(222)
Other income (expense), net	94	(250)
Income (loss) before income taxes	(206)	41,169

Benefit from income taxes	(2,533)	(803)
Net income	$2,327	$41,972

Net income per share:
Basic	$0.04	$0.72
Diluted	$0.04	$0.68

Shares used in computing net income per share:
Basic	52,830	58,650
Diluted	52,865	61,409

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2012	2011
Net income	$2,327	$41,972

Other comprehensive income (loss), net of tax:
Translation gains	8	2
Unrealized losses on available-for-sale securities	(994)	(85)
Reclassification adjustments for losses on available-for-sale securities included in net income	—	1
Unrealized losses on available-for-sale securities	(994)	(84)

Other comprehensive loss	(986)	(82)

Comprehensive income	$1,341	$41,890

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,327	$41,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,524	7,423
Change in fair value of interest rate swap	98	604
Stock-based compensation	9,528	5,285
Tax effect from stock-based compensation	1,418	2,818
Gain on equity investments, net	(3,295)	(4,033)
Write-down of inventories	4,912	3,594
Excess tax benefit from stock-based compensation	(1,176)	(2,465)
Loss on disposal of property, plant and equipment	99	23
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(34,895)	1,977
Inventories	(118,946)	(40,151)
Prepaid and deferred income taxes	2,147	(1,758)
Prepaid expenses and other assets	(3,325)	2,740
Accounts payable	62,858	16,336
Accrued expenses and other current liabilities	(2,265)	(1,934)
Income taxes payable	(4,837)	(1,548)
Deferred revenues, less cost of revenues	(262)	(1,597)
Net cash provided by (used in) operating activities	(77,090)	29,286
Cash flows from investing activities:
Purchases of short-term investments	(122,304)	(11,740)
Proceeds from sales or maturities of short-term investments	117,915	29,920
Purchases of property, plant and equipment, net of sales	(11,446)	(5,388)
Purchases of long-term investments	—	(421)
Purchases and deposits for intangible and other assets	(10,000)	(1,000)
Net cash provided by (used in) investing activities	(25,835)	11,371
Cash flows from financing activities:
Repayment of long-term borrowings	(888)	(888)
Excess tax benefits from stock-based compensation	1,176	2,465
Proceeds from exercise of stock options and employee stock purchase plan	3,943	15,493
Net cash provided by financing activities	4,231	17,070
Effect of exchange rate changes on cash and cash equivalents	(12)	145
Net increase (decrease) in cash and cash equivalents	(98,706)	57,872
Cash and cash equivalents at beginning of period	290,492	379,379
Cash and cash equivalents at end of period	$191,786	$437,251
Supplemental cash flow information:
Taxes paid	$396	$302
Interest paid	$665	$678
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$3,150	$522
Write-off of employee stock-based compensation-related deferred tax assets	$1,545	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2012 and April 30, 2012 and for the three months ended July 31, 2012 and 2011 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2012 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 (the “Form 10-K”).

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

Note 2 — Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board revised the authoritative guidance for testing indefinite-lived intangible assets for impairment. The revised guidance permits a company first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative assessment will form the basis for determining whether it is necessary to perform a quantitative impairment test. The guidance is effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of July 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government debt securities with maturities less than one year	$13,237	$1	$—	$13,238
Municipal bonds	2,089	2	—	2,091
Corporate debt securities/commercial paper	29,449	6	(5)	29,450
	$44,775	$9	$(5)	$44,779

Contractual maturity dates, less than one year				$44,709
Contractual maturity dates, one year to twenty-one years				70
				$44,779

	As of April 30, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government debt securities with maturities less than one year	$13,232	$1	$—	$13,233
Municipal bonds	673	—	—	673
Corporate debt securities/commercial paper	26,614	—	(5)	26,609
	$40,519	$1	$(5)	$40,515

Contractual maturity dates, less than one year				$40,460
Contractual maturity dates, two years to twenty-six years				55
				$40,515

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		July 31,	April 30,
		2012	2012
	Cash and cash equivalents:
	Cash	$121,737	$179,078
	Money market funds, certificates of deposit and U.S. government bonds	70,049	111,414
		$191,786	$290,492
	Accounts receivable, net:
	Accounts receivable	$145,635	$110,837
Less:	Allowance for doubtful accounts	(694)	(555)
	Allowance for sales returns	(2,254)	(2,489)
		$142,687	$107,793
	Inventories:
	Work in progress	$256,870	$149,523
	Finished goods	146,331	141,817
		$403,201	$291,340
	Prepaid expenses and other current assets:
	Prepaid expenses	$7,391	$6,253
	Deposits and other	14,921	2,209
	Interest receivable	242	80
		$22,554	$8,542
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings and land use right	59,947	59,815
	Buildings/leasehold improvements	24,009	24,598
	Machinery and equipment	105,491	98,724
	Furniture and fixtures	5,008	5,008
	Software	6,977	6,901
	Construction in progress	21,254	16,008
		235,686	224,054
Less:	Accumulated depreciation and amortization	(83,781)	(79,262)
		$151,905	$144,792
	Other long-term assets:
	Deferred income tax assets — non-current	$3,966	$5,107
	Other long-term assets	15,172	2,098
		$19,138	$7,205
	Accrued expenses and other current liabilities:
	Due to VisEra for acquisition of production operations	$17,608	$17,376
	Employee compensation	8,618	9,440
	Third party commissions	1,043	725
	Professional services	2,303	2,177
	Noncancelable purchase commitments	1,048	1,163
	Rebates	1,563	1,545
	Other	4,009	2,990
		$36,192	$35,416
	Other long-term liabilities:
	Interest rate swaps	$4,907	$4,809
	Other	250	249
		$5,157	$5,058

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	July 31,	April 30,
	2012	2012
VisEra	$88,825	$98,719
WLCSP	20,258	19,106
XinTec	4,661	4,661
Tong Hsing	3,454	4,454
Phostek	2,000	2,000
Total	$119,198	$128,940

VisEra Technologies Company, Ltd.

In October 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of July 31, 2012, the Company owned 49.1% of VisEra Cayman.

In June 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. In fiscal 2012, approximately $26.0 million was paid to VisEra. The remaining balance of the cash consideration of approximately $16.9 million, which is net of a discount of $1.1 million, is recorded in “Accrued expenses and other current liabilities.” Until the entire balance is paid in fiscal 2013, interest will be accreted to this amount at an annual rate of 5.3%.

In June 2012, VisEra Cayman declared a cash dividend. Consequently, as of July 31, 2012, the Company recorded a dividend receivable from VisEra Cayman of approximately $13.8 million in “Prepaid expenses and other current assets.”

The Company accounts for its investment in VisEra under the equity method. The following table presents equity income before elimination of unrealized intercompany profits and the equity income recorded by the Company for the periods indicated in “Cost of revenues,” consisting of its portion of the net income recorded by VisEra during the periods presented after the elimination of unrealized intercompany profits (in thousands).

	Three Months Ended
	July 31,
	2012	2011
Equity income	$3,865	$3,276
Net effect on Cost of Revenues, after elimination of unrealized intercompany profits	1,978	3,016

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP’s equity interests, or 20.0% of WLCSP’s registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. The Company has appointed a member to WLCSP’s board of directors and a supervisor. As of July 31, 2012, the Company owned 18.7% of WLCSP.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2012	2011
Dividend payments received from WLCSP	$797	$767

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Other income (expense), net” consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands):

	Three Months Ended
	July 31,
	2012	2011
Equity income	$1,140	$1,017

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of July 31, 2012, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 15.8% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.9%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. As of July 31, 2012, the Company’s ownership in Tong Hsing was approximately 0.7%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis, net of deferred taxes. For the periods indicated, the Company recorded the following unrealized holding losses in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended
	July 31,
	2012	2011
Unrealized holding losses	$(1,000)	$(87)

Phostek, Inc.

Phostek, Inc. (“Phostek”) is a privately held company that develops and manufactures light emitting diodes in Taiwan. The Company made investment in Phostek in February 2012, for a total of $2.0 million in cash. As of July 31, 2012, the Company’s ownership in Phostek was approximately 6.9%. The Company does not have the ability to exercise significant influence over the operating and financial policies of Phostek. As a result, the Company accounts for this investment using the cost method.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each investee’s financial statement was prepared under GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended
	July 31,
	2012	2011
Operating data:
Revenues	$41,969	$37,845
Gross profit	9,646	11,860
Income from operations	6,539	8,531
Net income	$3,976	$6,886

China WLCSP Limited

	Three Months Ended
	July 31,
	2012	2011
Operating data:
Revenues	$13,847	$13,914
Gross profit	8,070	8,066
Income from operations	7,090	6,072
Net income	$6,105	$5,456

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	July 31,	April 30,
	2012	2012
Undistributed earnings of investees	$34,235	$44,898

Note 6 — Goodwill and Intangible Assets

Goodwill

The change in the carrying value of the Company’s goodwill from May 1, 2012 through July 31, 2012 is reflected below (in thousands):

Goodwill
Balance at May 1, 2012	$10,227
Changes to carrying value	—
Balance at July 31, 2012	$10,227

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	July 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$12,381	$52,619
Core technology	35,610	22,893	12,717
Patents and licenses	13,460	13,460	—
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	180	160
In-process research and development	490	163	327
Intangible assets, net	$116,300	$50,477	$65,823

	April 30, 2012
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$10,060	$54,940
Core technology	35,610	22,059	13,551
Patents and licenses	13,460	13,460	—
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	171	169
In-process research and development	490	122	368
Intangible assets, net	$116,300	$47,272	$69,028

The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2012	2011
Amortization of intangible assets	$884	$529
Amortization of acquired patent portfolio	$2,321	$2,321

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2013	$9,583
2014	11,651
2015	11,262
2016	11,221
2017	11,193
Thereafter	10,913
Total	$65,823

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	July 31,	April 30,
	2012	2012

Mortgage loan	$24,621	$24,760
Term loan	250	1,000
Construction loan	16,583	16,723
	41,454	42,483
Less: amount due within one year	(2,383)	(3,146)
Non-current portion of long-term debt	$39,071	$39,337

As of July 31, 2012, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2013	$666	$1,579	$2,245
2014	554	3,159	3,713
2015	554	3,159	3,713
2016	554	6,317	6,871
2017	22,543	2,369	24,912
Total	$24,871	$16,583	$41,454

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

Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of July 31, 2012.

Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	July 31,	April 30,
	2012	2012
Mortgage Loan	1.1%	1.1%
Term Loan	1.5	1.5

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of July 31, 2012, the total amount outstanding under the Construction Loan was Chinese Yuan 105.0 million, or approximately $16.6 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 6.3% at July 31, 2012 and April 30, 2012, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of July 31, 2012.

Derivative Instruments and Hedging Activities

As indicated above, the Company holds two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The interest rate swap related to the Term Loan expired on July 31, 2012. The Company utilizes the swaps to reduce the effect of interest rate variability on the two loans’ interest payments. The Company has not designated the two interest rate swaps as hedging instruments. Consequently, the Company remeasures the two interest rate swaps at fair value at each balance sheet date, and immediately recognizes any changes to the fair values in earnings. On the consolidated balance sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses. (See Note 9.)

The table below presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2012	2011
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of losses:
Other income (expense), net	$(98)	$(604)

	July 31,	April 30,
	2012	2012
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$4,907	$4,809

Note 8 — Net Income Per Share

Basic net income per share is computed by dividing net income attributable to OmniVision by the weighted average number of common shares outstanding during the period.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

	Three Months Ended
	July 31,
	2012	2011
Antidilutive common stock subject to outstanding options	2,978,000	595,000

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2012	2011
Basic:
Numerator:
Net income	$2,327	$41,972

Denominator:
Weighted average common shares for net income per share	52,830	58,650

Basic net income per share	$0.04	$0.72

Diluted:
Numerator:
Net income	$2,327	$41,972

Denominator:
Denominator for basic net income per share	52,830	58,650
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	35	2,759
Weighted average common shares for diluted net income per share	52,865	61,409

Diluted net income per share	$0.04	$0.68

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

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	July 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$61,148	$61,148	$—	$—
U.S. government debt securities and municipal bonds	23,229	—	23,229	—
Corporate debt securities/commercial paper	29,450	—	29,450	—
Equity investment in Tong Hsing	3,454	3,454	—	—
Total assets	$117,281	$64,602	$52,679	$—
Mortgage and term loan	$(24,871)	$—	$(24,871)	$—
Construction loan	(16,583)	—	(16,583)	—
Interest rate swaps	$(4,907)	$—	$(4,907)	$—
Total liabilities	$(46,361)	$—	$(46,361)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	July 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents	$69,048	$61,148	$7,900	$—
Short-term investments	44,779	—	44,779	—
Long-term investments	3,454	3,454	—	—
Total assets	$117,281	$64,602	$52,679	$—
Current portion of long-term debt	$(2,383)	$—	$(2,383)	$—
Non-current portion of long-term debt	(39,071)	—	(39,071)	$—
Interest rate swaps	$(4,907)	$—	$(4,907)	$—
Total liabilities	$(46,361)	$—	$(46,361)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$92,359	$92,359	$—	$—
U.S. government debt securities and municipal bonds	16,011	—	16,011	—
Corporate debt securities/commercial paper	40,558	—	40,558	—
Equity investment in Tong Hsing	4,454	4,454	—	—
Total assets	$153,382	$96,813	$56,569	$—
Mortgage and term loan	$(25,760)	$—	$(25,760)	$—
Construction loan	(16,723)	—	(16,723)	—
Interest rate swaps	$(4,809)	$—	$(4,809)	$—
Total liabilities	$(47,292)	$—	$(47,292)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents	$108,413	$92,359	$16,054	$—
Short-term investments	40,515	—	40,515	—
Long-term investments	4,454	4,454	—	—
Total assets	$153,382	$96,813	$56,569	$—
Current portion of long-term debt	$(3,146)	$—	$(3,146)	$—
Non-current portion of long-term debt	(39,337)	—	(39,337)	$—
Interest rate swaps	$(4,809)	$—	$(4,809)	$—
Total liabilities	$(47,292)	$—	$(47,292)	$—

Certificates of deposit recorded as cash equivalents and short-term investments are not measured at fair value on a recurring basis and as such are not included in the tables above. The following table sets forth the carrying value of certificates of deposit recorded as cash equivalents for the dates presented (in thousands):

	July 31,	April 30,
	2012	2012
Certificates of deposit recorded as cash equivalents	$1,001	$3,001

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

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate their fair values. The fair values of the Mortgage Loan, the Term Loan and the Construction Loan approximate book values as the underlying interest rates are based on risk-adjusted market rates.

Note 10 — Segment and Geographic Information

For all periods presented, the Company operated in a single reportable business segment.

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended
	July 31,
	2012	2011
OEMs and VARs	72.5%	77.2%
Distributors	27.5	22.8
Total	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

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

	Three Months Ended
	July 31,
	2012	2011
China	$175,106	$159,276
South Korea	48,819	69,252
Japan	13,796	12,895
Malaysia	7,858	13,940
Taiwan	6,218	6,348
All other	6,267	14,360
Total	$258,064	$276,071

The Company’s long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	July 31,	April 30,
	2012	2012
Taiwan	$129,895	$138,118
China	101,557	82,933
United States	53,767	54,008
All other	1,056	771
Total	$286,275	$275,830

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the three months ended July 31, 2012 (in thousands):

Additional
Paid-in
Capital
Balance at April 30, 2012	$575,935
Exercise of common stock options	520
Employee stock purchase plan	3,422
Employee stock-based compensation	9,528
Withholding tax deduction on restricted stock units	(1,542)
Tax effect from stock-based compensation	1,418
Write-off of employee stock-based compensation related deferred tax assets	(1,545)
Balance at July 31, 2012	$587,736

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the three months ended July 31, 2012 (in thousands):

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

	Balance at April 30, 2012	Other Comprehensive Income (Loss), Before Tax	Related Tax Effects	Balance at July 31, 2012
Accumulated translation gains	$2,756	$12	$(4)	$2,764
Accumulated unrealized gains (losses) on available-for-sale securities, net	214	(991)	(3)	(780)
Total accumulated other comprehensive income	$2,970	$(979)	$(7)	$1,984

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended
	July 31,
	2012	2011
Income (loss) before income taxes	$(206)	$41,169
Benefit from income taxes	$(2,533)	$(803)
Effective income tax rate	1,229.6%	(2.0)%

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items.

For the three months ended July 31, 2012, the Company’s overall estimation of the current fiscal year’s annual effective tax rate reflected the adverse effects of an increase in non-deductible stock-based compensation expenses and the expiration of the U.S. federal research credit after December 31, 2011.

The adverse effects from an increase in annual effective tax rate estimation were more than offset by favorable discrete adjustments for the three months ended July 31, 2012. The favorable discrete adjustments resulted from foreign exchange gains associated with the Company’s unrecognized tax benefits and a reduction of unrecognized tax benefits due to the lapse of the applicable statutes of limitations in certain foreign jurisdictions, partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended July 31, 2012, the Company reduced unrecognized tax benefits by approximately $3.2 million due to the lapse of the applicable statutes of limitations in certain foreign jurisdictions. During the three months ended July 31, 2012, the Company accrued an additional $286,000 of interest related to the Company’s unrecognized tax benefits. The Company is under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as additional information arises. As of July 31, 2012, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $9.3 million due to lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

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

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

Litigation

From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

Vanessa Simmonds v. Bank of America Corporation, et al.

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

Both the underwriters and the plaintiff filed petitions for a writ of certiorari in the United States Supreme Court. On June 27, 2011, the Court issued orders granting the underwriters’ petition and denying the plaintiff’s petition. On March 26, 2012, the U.S. Supreme Court issued its opinion. The Court vacated and remanded the Ninth Circuit’s decision and held that the two-year statute of limitations for actions under Section 16(b) is not automatically subject to equitable tolling pending the filing of the public disclosure statement required by Section 16(a) of the Act. On May 15, 2012, the Ninth Circuit entered an order remanding the cases of the non-moving issuer defendants (including the Company) to the District Court for proceedings consistent with the opinion of the U.S. Supreme Court and dismissing with prejudice the cases of the moving issuer defendants. On June 11, 2012, the plaintiff filed a Notice of Dismissal in the District Court, dismissing the action against the Company with prejudice as to the adequacy of the pre-suit demand letters in accordance with the Ninth Circuit’s opinion and without prejudice as to all other issues. On July 9, 2012, the District Court entered an order dismissing the suit against the Company pursuant to the plaintiff’s Notice of Dismissal.

Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation

On March 6, 2009, Panavision Imaging, LLC (“Panavision”) filed a complaint against the Company alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that the Company makes, has made, uses, sells and/or imports products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the Company. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that OmniVision’s products do not infringe U.S. Patent No. 6,818,877

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31, 2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. On February 3, 2012, the Court issued additional claim construction with respect to U.S. Patent No. 6,818,877. On February 23, 2012, based on the parties’ joint stipulation, the Court granted partial summary judgment of noninfringement for 96 OmniVision products. On April 23, 2012, the Court conducted a hearing on the Company’s motion for summary judgment of noninfringement on the remaining products in the case and the Company’s renewed motion for summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On May 25, 2012, the Court (1) granted OmniVision’s motion for summary judgment of noninfringement on all of the remaining products in the case, finding that OmniVision’s products do not infringe the asserted claims; and (2) granted OmniVision’s renewed motion for summary judgment of invalidity for indefiniteness, finding that all of the asserted claims are invalid due to indefiniteness.

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

Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp.

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

On August 2, 2012, the Court granted Ziptronix’s motion for leave to file a second amended complaint adding claims that the defendants infringe the following three patents: U.S. Patent Nos. 8,153,505 (“Method for Low Temperature Bonding and Bonded Structure”), 8,043,329 (“Method for Low Temperature Bonding and Bonded Structure”), and 7,871,898 (“Method for Low Temperature Bonding and Bonded Structure”). The Court also scheduled a case management conference for August 22, 2012, to address any changes to the case schedule.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

A claim construction hearing is currently scheduled for November 7 and 8, 2012, however, the Defendants have requested that this date be delayed to allow time to prepare for the new patents. The Company expects to vigorously defend itself against Ziptronix’s allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

In re OmniVision Technologies, Inc. Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director. All of three complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company’s business and financial results, in particular regarding the use of its imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-cv-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of the Company’s common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On June 25, 2012, the defendants moved to dismiss the consolidated complaint; the hearing on this motion currently is scheduled for October 26, 2012. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

In re OmniVision Technologies, Inc. Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of the Company’s current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as nominal defendant against whom no recovery is sought. The Company and the individual defendants have moved to stay or dismiss these derivative actions. The Company is currently unable to predict the outcome of these complaints and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended
Related		July 31,
Party	Description	2012	2011
VisEra	Purchases of color filter and other manufacturing services	$41,170	$36,137
	Rent and other services(1)	$913	$—
	Balances payable at period end, net	$26,255	$332

(1)    The Company started leasing manufacturing floor space from VisEra in November 2011.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2012 and 2011

(unaudited)

The following table summarizes the transactions that VisEra engaged with related parties for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2012	2011
VisEra transactions with:
TSMC:
Sales to TSMC	$226	$306
Purchase manufacturing and other services	33	83
Balance payable at period end	12	73
Balance receivable at period end	$90	$204

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from Powerchip Technology Corporation.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers’ future actions, the timing of the production of our products, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the ability of our suppliers to cost effectively expand to meet supply needs, the continued importance of the mobile phone market to our business, the continued concentration of manufacturers in the mobile phone market, the further expansion of the smartphone segment within the mobile phone market, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions, our ability to improve our inventory turnover and to generate positive cash flow, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 45 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

In February 2009, we announced the introduction of our CameraCubeChip technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCubeChip devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCubeChip solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers. Although currently our customers primarily use our CameraCubeChip devices as secondary cameras in mobile handsets, going forward, we anticipate that they will be used as the primary camera in mobile handsets.

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

New Products

In August 2011, we introduced the OV8850, our first 8-megapixel CMOS image sensor based on our advanced 1.1-µm OmniBSI-2 pixel architecture. The 1/4-inch OV8850 has a small footprint and is designed for slim autofocus camera modules. The OV8850 supports 1080p high definition, or HD, video recording at 30 frames per second, or FPS. With a 2 x 2 binning functionality, the OV8850 also provides 720p HD video recording at 60 FPS with electronic image stabilization.

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

In February 2012, we also introduced two CMOS image sensors designed for automotive applications, the OV10630 and the OV10635. The two sensors are similar in functionality and performance but are integrated in different packages. The OV10630 and OV10635 are 1-megapixel system-on-chip image sensors built on our 4.2-µm OmniPixel3-HS pixel architecture, offering 720p 30 FPS HD video with color high dynamic range functionality.

In May 2012, we introduced the OV16820 and OV16825, two 16-megapixel CMOS image sensors designed for the digital still and video camera markets and the high-end smartphone market, respectively. The two 1/2.3-inch image sensors are built on our 1.34-µm OmniBSI-2 pixel architecture. They can operate at 30 FPS in full 16-megapixel resolution, at 60 FPS in 4K2K (3840 × 2160) resolution, and at 60 FPS in 1080p HD video mode. Additionally, the sensors support 16-megapixel burst photography.

In May 2012, we also introduced the OV2722, a 1/6-inch native 1080p HD CMOS image sensor based on our 1.4-µm OmniBSI+ pixel architecture. The OV2722 is designed specifically for ultra-portable applications where high performance and low profile are critical. It can fit inside camera modules with module height of less than 3-mm.

In May 2012, we also added the OVM7675 VGA CameraCubeChip to our portfolio of CameraCubeChip imaging devices. The OVM7675 has a module size of 2.9 × 2.9 × 2.3 mm and is designed to address the needs of front-facing camera applications in smartphones, tablets and notebooks. The OVM7675 is built on our OmniPixel3-HS pixel technology, and is capable of capturing VGA video at 30 FPS.

In May 2012, we introduced a fourth product, the OV12830, a 12-megapixel CMOS image sensor based on our 1.1- µm OmniBSI-2 pixel architecture. The 1/3.2-inch OV12830 is designed for high-end smartphones and tablets. To support high-speed photography and to minimize shutter lag from shot to shot, the OV12830 can operate at 24 FPS in full 12-megapixel resolution, and at 30 FPS in 16:9 aspect ratio 10-megapixel resolution. The OV12830 can also capture 1080p HD video at 60 FPS.

Capital Resources

As of July 31, 2012, we held approximately $191.8 million in cash and cash equivalents and approximately $44.8 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications suggesting certain major economies were returning to positive growth. Our quarterly sales improved in fiscal 2011, as compared to fiscal 2010 and fiscal 2009. However, in fiscal 2012, our business was once again affected by macroeconomic uncertainties that continued into our first quarter of fiscal 2013. Given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Market Environment

We sell our products worldwide directly to original equipment manufacturers, or OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customers within a product group. Thus, we have marketing teams that address the mobile phone market, the notebook and webcam market, the entertainment market, the digital still camera, or DSC, market, the security and surveillance market, and the automotive and medical markets.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 3.2 billion image sensors, including approximately 166 million in the three months ended July 31, 2012. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

With our CameraCubeChip products, we collaborate with the industry’s leading wafer-level lens suppliers. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production and assembly operations, which we had previously outsourced to them.

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

Many of the products using our image sensors, such as mobile phones, notebooks, tablets and webcams, DSCs and cameras for entertainment applications, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the global economic downturn in 2009, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business beginning in the second fiscal quarter of 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of macroeconomic uncertainties in various advanced economies, some schedule delays in our product introductions and unexpected cutbacks in orders from certain of our key customers, our historical seasonal cycle was disrupted again in fiscal 2012. Beginning in fiscal 2013, our business started to recover and it is possible that the historical seasonal cycle will resume. Nonetheless, given the current economic environment, we remain cautious toward our near-term business prospects. While we believe that the market opportunities represented by mobile phones remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

We believe that, like the DSC market, mobile phone, notebook, tablet and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of broader variety of products.

As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, notebooks and webcams, entertainment devices, security and surveillance systems, digital still and video cameras, automotive and medical imaging systems as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. Recently, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs and lower gross margins for us in the first quarter of fiscal 2013. We currently expect that our gross margins for the second quarter of fiscal 2013 will also remain at lower levels than we have experienced historically in similar periods. If we are unable to spread such added cost over larger unit sales or successfully negotiate lower prices with our suppliers, our gross margin may continue at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to supply constraints, semiconductor companies were unable to meet the product demands of their customers and to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges as we sought to meet our customers’ demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cutback their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers’ production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile throughout the fiscal 2013, especially in the consumer-oriented product markets, and will continue to affect our ability to accurately forecast customer demand.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012. There have been no material changes in any of our critical accounting policies since April 30, 2012.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

The following table sets forth the results of our operations as percentages of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended
	July 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues	80.9	68.3
Gross margin	19.1	31.7

Operating expenses:
Research, development and related	11.2	10.3
Selling, general and administrative	7.2	5.8
Amortization of acquired patent portfolio	0.9	0.9
Total operating expenses	19.3	17.0

Income (loss) from operations	(0.2)	14.7
Equity in earnings of investees, net	0.4	0.4
Interest expense, net	(0.3)	(0.1)
Other income (expense), net	0.0	(0.1)
Income (loss) before income taxes	(0.1)	14.9

Benefit from income taxes	(1.0)	(0.3)
Net income	0.9%	15.2%

Three Months Ended July 31, 2012 as Compared to Three Months Ended July 31, 2011

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and webcams, entertainment devices, security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended July 31, 2012 decreased by 6.5% to $258.1 million from $276.1 million for the three months ended July 31, 2011. The decrease in revenues was primarily due to a 2.9% decrease in unit sales of our image-sensor products, reflecting decreased unit shipments into the mobile phone and the notebook and webcam markets; partially offset by an increase in unit shipments into the entertainment market. The decrease in unit shipment in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011, was principally attributable to a reduction in shipment of mid-range sensors, the result of a slowdown in the notebook and webcam market and competitive market pressure in the entry level mobile phone market. The decrease in revenues was also caused by a 3.7% decrease in our ASPs as a result of moderate price erosions.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was slightly lower in the three months ended July 31, 2012 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	July 31,
	2012	2011
OEMs and VARs	72.5%	77.2%
Distributors	27.5	22.8
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended July 31, 2012, one OEM customer accounted for approximately 17.2% of our revenues. In the three months ended July 31, 2011, one OEM customer accounted for approximately 23.0% of our revenues. For the three months ended July 31, 2012 and 2011, no other OEM or VAR customer accounted for 10% or more of our revenues. The composition of our OEM customers accounting for 10% or more of our revenues during the three months ended July 31, 2012 remain comparable to the prior year period, although such composition is susceptible to changes when our key customers’ end-user customers alter their supply chain arrangements.

Distributors.   In the three months ended July 31, 2012, one distributor customer accounted for approximately 16.0% of our revenues. In the three months ended July 31, 2011, one distributor customer accounted for approximately 14.0% of our revenues. For the three months ended July 31, 2012 and 2011, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2012 and 2011:

	Three Months Ended
	July 31,
	2012	2011
Domestic sales	0.2%	1.4%
Foreign sales	99.8	98.6
Total	100.0%	100.0%

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

Domestic sales as a percentage of total revenues in the three months ended July 31, 2012 decreased to 0.2%, from 1.4% for the three months ended July 31, 2011. The decrease was attributable to a decrease in revenues from one domestic OEM customer who purchased our products directly in the prior year period, but changed their supply chain arrangement during the three months ended July 31, 2012 and had their foreign contractors issue purchase orders to us instead.

Gross Profit

Our gross margin in the three months ended July 31, 2012 decreased to 19.1% from 31.7% for the three months ended July 31, 2011. The year-over-year decrease in gross margin reflected an increase in unit shipments of our OmniBSI-2 products, which carried higher per-unit production costs when compared to products we shipped during the three months ended July 31, 2011, because of additional assembly and manufacturing costs incurred by our supply chain vendors in connection with capacity expansion. Price erosion experienced by our older products also contributed to the

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

decrease in gross margin. In addition, the CameraCubeChip production operations was reflected in our cost of revenues for the three months ended July 31, 2012. Lastly, we experienced a decrease in the sales of previously written-down products in the three months ended July 31, 2012, which totaled $1.4 million, as compared to $5.1 million during the same period in the prior fiscal year. We also recorded an increase in the write-down of inventories which totaled approximately $4.9 million during the three months ended July 31, 2012, as compared to $3.6 million in the similar prior year period. We recorded approximately $1.1 million in stock-based compensation expense to cost of revenues during the three months ended July 31, 2012, as compared to $464,000 in the similar prior year period. We currently expect that our shipment mix in the second quarter of fiscal 2013 will continue to shift towards OmniBSI-2 devices, and as a consequence, gross margin for the second quarter of fiscal 2013 will also remain at lower levels than we have experienced historically in similar periods.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for the three months ended July 31, 2012 increased to approximately $28.8 million from approximately $28.3 million for the three months ended July 31, 2011. As a percentage of revenues, research, development and related expenses for the three months ended July 31, 2012 and 2011 represented 11.2% and 10.3%, respectively.

The increase in research, development and related expenses of approximately $0.5 million, or 1.8%, for the three months ended July 31, 2012 from the similar period in the prior year resulted from: a $2.1 million increase in stock-based compensation expenses; and a $0.9 million increase in salary and payroll-related expenses resulting from a headcount increase; partially offset by a $2.7 million decrease in non-recurring engineering expenses related to new product development. We anticipate that research, development and related expenses will increase for our second quarter of fiscal 2013 due to an anticipated increase in headcount, mask releases and other non-recurring engineering expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses for the three months ended July 31, 2012 increased to approximately $18.7 million from $16.1 million for the three months ended July 31, 2011. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2012 and 2011 represented 7.2% and 5.8%, respectively.

The increase in selling, general and administrative expenses of approximately $2.6 million, or 16.3%, for the three months ended July 31, 2012 from the similar period in the prior year resulted primarily from: a $1.5 million increase in stock-based compensation expense; a $0.8 million increase in legal expenses related to patent defense; and a $364,000 increase in commission expenses paid primarily to distributors and sales representatives. We anticipate that our selling, general and administrative expenses will increase during the second quarter of fiscal 2013 due to an anticipated increase in commission payments.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for the three months ended July 31, 2012 and July 31, 2011, respectively.

Equity in Earnings of Investees, Net

Equity in earnings of investees, net, for the three months ended July 31, 2012 totaled $1.1 million, as compared to $1.0 million in the prior year. Equity in earnings of investees, net for the three months ended July 31, 2012 represented

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments. Equity in earnings of investees, net for the three months ended July 31, 2011 included $1.0 million of income that represented our portion of the net income recorded by WLCSP and equity method investment adjustments.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage, a construction loan and term loans. Interest expense, net, increased to $0.8 million for the three months ended July 31, 2012 from $222,000 in the prior year period. The $0.5 million increase in interest expense, net, resulted from a $219,000 increase in interest expense, and a $317,000 decrease in interest income. The increase in interest expense was attributable to the accretion of interest on the purchase consideration payable to VisEra in fiscal 2013, for the CameraCubeChip production operations that we acquired in October 2011. The decrease in interest income was the result of balance decreases on interest-bearing accounts for the three months ended July 31, 2012 as compared to the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net, for the three months ended July 31, 2012 totaled $94,000, as compared to $(250,000) in the prior year. Other income (expense), net, for the three months ended July 31, 2012 included $161,000 of dividends distributed by Tong Hsing and $33,000 of dividends distributed by XinTec, partially offset by a $98,000 loss on the interest rate swap agreements related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property. Other income (expense), net, for the three months ended July 31, 2011 included a $0.6 million loss on the interest rate swap agreements related to the mortgage on our Santa Clara Property, partially offset by $333,000 of dividends distributed by XinTec.

Benefit from Income Taxes

We generated approximately $206,000 of loss before income taxes and $41.2 million in income before income taxes for the three months ended July 31, 2012 and 2011, respectively. We recorded benefit from income taxes of approximately $2.5 million and $0.8 million for the three months ended July 31, 2012 and 2011, respectively, resulting in effective tax rates of 1,229.6% and (2.0)% for the respective periods.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items.

Our quarterly tax provision and our estimation of the annual effective tax rate may fluctuate significantly from quarter to quarter due to several factors, including the mix of jurisdictions to which pre-tax income and loss relate, changes in tax law, relative changes of expenses or losses for which tax benefits are not recognized, and foreign currency gains or losses. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. The impact of discrete items and non-deductible expenses or losses on our effective tax rate is more significant when our pre-tax income or loss is closer to breakeven.

For the three months ended July 31, 2012, our overall estimation of the current fiscal year’s annual effective tax rate reflected the adverse effects of an increase in non-deductible stock based compensation expenses and the expiration of the U.S. federal research credit after December 31, 2011.

The adverse effects from an increase in annual effective tax rate estimation were more than offset by favorable discrete adjustments for the three months ended July 31, 2012. The favorable discrete adjustments resulted from foreign exchange gains associated with our unrecognized tax benefits and a reduction of unrecognized tax benefits due to the lapse of the applicable statutes of limitations in certain foreign jurisdictions, which were partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended July 31, 2012, we reduced unrecognized tax benefits by approximately $3.2 million due to the lapse of the applicable statutes of limitations in certain foreign jurisdictions. During the three months ended July 31, 2012, we accrued an additional $286,000 of interest related to our unrecognized tax benefits. We

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as additional information arises. As of July 31, 2012, we anticipate that the balance of gross unrecognized tax benefits will decrease by $9.3 million due to lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

Liquidity and Capital Resources

Our principal sources of liquidity as of July 31, 2012 consisted of cash, cash equivalents and short-term investments totaling $236.6 million.

Liquidity

Our working capital increased to $536.3 million as of July 31, 2012, as compared to $533.2 million as of April 30, 2012. Our working capital increased as a result of: a $111.9 million increase in inventories to support the anticipated increase in revenues in the three months ending October 31, 2012; a $34.9 million increase in accounts receivable, net, resulting from a revenue increase of $39.5 million for the three months ended July 31, 2012 from the three months ended April 30, 2012; a $14.0 million increase in prepaid expenses and other current assets when we recorded a dividends receivable from VisEra; a $1.0 million decrease in income tax payable; and a $0.8 million decrease in the current portion of long-term debt. These increases in working capital were partially offset by: a $94.4 million decrease in cash, cash equivalents and short-term investments primarily due to cash used in operating activities; a $62.3 million increase in accounts payable resulting from the purchase of inventories; a $2.0 million decrease in prepaid and deferred income taxes; and a $0.8 million increase in accrued expenses and other current liabilities.

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world, including substantial amounts held by our foreign subsidiaries. Most of the amounts held by our foreign subsidiaries could be repatriated to the U.S., but under the current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. As of July 31, 2012, the principal amounts outstanding under the Mortgage Loan and Term Loan were $24.6 million and $250,000, respectively.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of July 31, 2012, the principal amount outstanding under the Construction Loan was $16.6 million at an interest rate of 6.3%.

Cash Flows from Operating Activities

For the three months ended July 31, 2012, net cash used in operating activities totaled approximately $77.1 million as compared to net cash provided by operating activities of approximately $29.3 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $2.3 million for the three months ended July 31, 2012; adjustments for non-cash charges of $9.5 million in stock-based compensation, $8.5 million in depreciation and amortization, $4.9 million in write-down of inventories, and $3.3 million in gain on equity investments, net; a $62.9 million increase in accounts payable; and a $2.1 million decrease in prepaid and deferred income taxes. These increases were offset by: a $118.9 million increase in inventories; a $34.9 million increase in accounts receivable, net; a $4.8 million decrease in income taxes payable; a $3.3 million increase in prepaid expenses and other assets; and a $2.3 million decrease in accrued expenses and other current liabilities. The $118.9 million increase in inventories was primarily driven by the need to support the anticipated increase in revenues in the three months ending October 31, 2012. The $62.9 million increase in accounts payable was related to the inventory buildup. The $34.9 million increase in accounts receivable, net was caused by the increased amount of revenues recorded during the three months ended July 31, 2012 as compared to the three months ended April 30, 2012.

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

Cash Flows from Investing Activities

For the three months ended July 31, 2012, our net cash used in investing activities totaled $25.8 million, as compared to net cash provided by investing activities of approximately $11.4 million for the corresponding period in the prior year, due to $122.3 million in purchases of short-term investments, $11.4 million in purchases of property, plant and equipment, net of sales, and $10.0 million in purchases and deposits for intangible and other asset, partially offset by $117.9 million in net proceeds from sales or maturities of short-term investments. For the three months ended July 31, 2011, our cash provided by investing activities totaled $11.4 million, due to $29.9 million in net proceeds from sales or maturities of short-term investments, partially offset by $11.7 million in purchases of short-term investments, $5.4 million in purchases of property, plant and equipment, net of sales, and $1.0 million in purchases of intangible and other asset.

Cash Flows from Financing Activities

For the three months ended July 31, 2012, net cash provided by financing activities totaled approximately $4.2 million, as compared to $17.1 million for the corresponding period in the prior year, due to $3.9 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.2 million in excess tax benefits from stock-based compensation, partially offset by $0.9 million used to repay long-term borrowings. For the three months ended July 31, 2011, net cash provided by financing activities totaled approximately $17.1 million, due to $15.5 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $2.5 million in excess tax benefits from stock-based compensation, partially offset by $0.9 million used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended April 30, 2011, we formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., or OOC-China, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. As of July 31, 2012, we had contributed $3.8 million of the committed $25.0 million registered capital. We are required to contribute the remaining $21.2 million by April 2013. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $50.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$8,465	$6,867	$1,283	$280	$35
Debt obligations(1)	41,454	2,383	7,424	9,794	21,853
Purchase obligations(2)	240,467	240,467	—	—	—
Total contractual obligations	290,386	249,717	8,707	10,074	21,888

Other Commercial Commitments:
OOC-China(3)	21,250	21,250	—	—	—
Total commercial commitments	21,250	21,250	—	—	—
Total contractual obligations and commercial commitments	$311,636	$270,967	$8,707	$10,074	$21,888

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of July 31, 2012, our balance outstanding under the Construction Loan was approximately $16.6 million. See Note 7 —“Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

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

As of July 31, 2012, the long-term income taxes payable, including estimated interest and penalties, was $84.3 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of July 31, 2012 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board revised the authoritative guidance for testing indefinite-lived intangible assets for impairment. The revised guidance permits a company first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative assessment will form the basis for determining whether it is necessary to perform a quantitative impairment test. The guidance is effective for us beginning in the first quarter of fiscal 2014. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

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

As of July 31, 2012, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2012 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of July 31, 2012, the principal amount outstanding under the Construction Loan was $16.6 million. As of July 31, 2012, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement losses. As of July 31, 2012, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income (expense), net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three months ended July 31, 2012.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 6.3% at July 31, 2012. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2012, any hypothetical 10% shifts in yield would not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three months ended July 31, 2012.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended July 31, 2012, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

Vanessa Simmonds v. Bank of America Corporation, et al.

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

Both the underwriters and the plaintiff filed petitions for a writ of certiorari in the United States Supreme Court. On June 27, 2011, the Court issued orders granting the underwriters’ petition and denying the plaintiff’s petition. On March 26, 2012, the U.S. Supreme Court issued its opinion. The Court vacated and remanded the Ninth Circuit’s decision and held that the two-year statute of limitations for actions under Section 16(b) is not automatically subject to equitable tolling pending the filing of the public disclosure statement required by Section 16(a) of the Act. On May 15, 2012, the Ninth Circuit entered an order remanding the cases of the non-moving issuer defendants including us to the District Court for proceedings consistent with the opinion of the U.S. Supreme Court and dismissing with prejudice the cases of the moving issuer defendants. On June 11, 2012, the plaintiff filed a Notice of Dismissal in the District Court, dismissing the action against us with prejudice as to the adequacy of the pre-suit demand letters in accordance with the Ninth Circuit’s opinion and without prejudice as to all other issues. On July 9, 2012, the District Court entered an order dismissing the suit against us pursuant to the plaintiff’s Notice of Dismissal.

Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation

On March 6, 2009, Panavision Imaging, LLC, or Panavision, filed a complaint against us alleging patent infringement in the District Court for the Central District of California. The case is entitled Panavision Imaging, LLC v. OmniVision Technologies, Inc., Canon U.S.A., Inc., Micron Technology, Inc. and Aptina Imaging Corporation, Case No. CV09-1577. In its complaint, Panavision asserts that we make, have made, use, sell and/or import products that infringe U.S. Patent Nos. 6,818,877 (“Pre-charging a Wide Analog Bus for CMOS Image Sensors”), 6,663,029 (“Video Bus for High Speed Multi-resolution Imagers and Method Thereof”) and 7,057,150 (“Solid State Imager with Reduced Number of Transistors per Pixel”). The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On April 19, 2010, the court stayed the case pending reexamination of all of the asserted patents, as the U.S. Patent and Trademark Office has granted reexamination requests for all of the asserted claims of the asserted patents. On October 22, 2010, the U.S. Patent and Trademark Office issued an Action Closing Prosecution of the inter partes reexamination of U.S. Patent No. 6,818,877 and confirmed the four claims submitted for inter partes reexamination by co-defendants Micron Technology, Inc. and Aptina Imaging Corporation. On December 13, 2010, the Court lifted the stay as to U.S. Patent No. 6,818,877. On February 7, 2011, the Court issued a Markman order with respect to U.S. Patent No. 6,818,877, and granted summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On February 22, 2011, Panavision filed its Final Infringement Contentions, conceding that our products do not infringe U.S. Patent No. 6,818,877 because every claim contains what the Court has held to be an indefinite term. On April 11, 2011, the Court directed the parties to file supplemental briefs regarding whether all of the asserted claims of U.S. Patent No. 6,818,877 are invalid for indefiniteness. On May 31,

2011, the Court conducted a hearing on the invalidity issue to determine whether it should reconsider its order of summary judgment of invalidity. On July 8, 2011, the Court rescinded its order of summary judgment of invalidity. On February 3, 2012, the Court issued additional claim construction with respect to U.S. Patent No. 6,818,877. On February 23, 2012, based on the parties’ joint stipulation, the Court granted partial summary judgment of noninfringement for 96 OmniVision products. On April 23, 2012, the Court conducted a hearing on our motion for summary judgment of noninfringement on the remaining products in the case and our renewed motion for summary judgment of invalidity for indefiniteness for all of the asserted claims of U.S. Patent No. 6,818,877. On May 25, 2012, the Court (1) granted our motion for summary judgment of noninfringement on all of the remaining products in the case, finding that our products do not infringe the asserted claims; and (2) granted our renewed motion for summary judgment of invalidity for indefiniteness, finding that all of the asserted claims are invalid due to indefiniteness.

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

Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp.

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

On April 24, 2012, the Court granted Ziptronix’s motion for leave to file a second amended complaint adding claims that the defendants infringe the following three patents: U.S. Patent Nos. 8,153,505 (“Method for Low Temperature Bonding and Bonded Structure”), 8,043,329 (“Method for Low Temperature Bonding and Bonded Structure”), and 7,871,898 (“Method for Low Temperature Bonding and Bonded Structure”). The Court also scheduled a case management conference for August 22, 2012, to address any changes to the case schedule.

A claim construction hearing is currently scheduled for November 7 and 8, 2012, however, the Defendants have requested that this date be delayed to allow time to prepare for the new patents. We expect to vigorously defend ourselves against Ziptronix’s allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

In re OmniVision Technologies, Inc. Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular regarding the use of our imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-cv-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of our common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On June 25, 2012, the defendants moved to dismiss the consolidated complaint; the hearing on this motion currently is scheduled for October 26, 2012. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

In re OmniVision Technologies, Inc. Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of our current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875. On March 12, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in the Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of us. We are named solely as a nominal defendant against whom no recovery is sought. We and the individual defendants have moved to stay or dismiss these derivative actions. We are currently unable to predict the outcome of these complaints and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2012 Annual Report on Form 10-K filed with the SEC on June 26, 2012. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

For the majority of our revenues, we depend on a few key customers and, the loss of one or more of our key customers, or their key end user customers, could significantly reduce our revenues.

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. These OEMs, VARs and distributors may rely upon one or more key end user customers for a significant portion of their revenue. Any material delay, cancellation or reduction of purchase orders from one or more of our major customers or distributors, or their key end user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for the quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, cancellation or reduction of purchase orders or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end user customers, and that are efficiently and successfully integrated into their products. In fiscal 2012, approximately 52.0% of our revenues came from sales to our top five customers. In addition, in the three months ended July 31, 2012, approximately 51.1% of our revenues came from sales to our top five customers, including one OEM customer that accounted for approximately 17.2% of our revenues, and one distributor customer that accounted for approximately 16.0% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end user customers and attract new customers.

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

A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we had to request our suppliers to install new equipment and tooling, which increased the production costs for these new products. Because we experienced increased sales of our OmniBSI-2 products in the first quarter of fiscal 2013 and expect to experience continued increased sales of these products in the second quarter of fiscal 2013, we anticipate that our gross margins will remain at lower levels than we have experienced historically for at least the first two quarters of fiscal 2013. If we are unable to increase our ASPs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

Sales of our image-sensor products for mobile phones, including smartphones, account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

Sales to the mobile phone market, including smartphones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 56% of our revenues in fiscal 2012. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2013 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 69% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, such as the cutback we experienced in our second quarter of fiscal 2012, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to do these, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in our target markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

•                  timely development completion and introduction of new CMOS image sensors that satisfy our customers’, including their key end customers’, requirements and specifications;

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

We rely on VisEra for the color filter application of our completed wafers. In addition, we rely on Lingsen and Tong Hsing for substantially all of our ceramic chip packages. We rely on XinTec, an investee company, for chip scale packages, or CSPs, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in chip-on-board, or COB, packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers’ ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that have existed since fiscal 2009 have made it extremely challenging to accurately predict customer demand because demand has demonstrated increased volatility. Although we have experienced increased customer demand during the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013, there is no guarantee that customer demand will continue to increase or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third fiscal quarters of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user customers’ products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders.

We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. During the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers’ production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile throughout fiscal 2013, especially in the consumer-oriented product markets, and will continue to affect our ability to accurately forecast customer demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage and term loans that totaled $24.9 million as of July 31, 2012. To manage the related interest rate risk, we entered into two interest rate swap agreements, effectively converting our mortgage and term loans into fixed rate loans. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record their fair value changes in our Consolidated Statements of Income, in “Other income (expense), net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2012, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $65.8 million and our long-term investments totaled approximately $119.2 million.

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

As of July 31, 2012, we held cash and cash equivalents totaling $191.8 million, and short-term investments totaling $44.8 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of July 31, 2012, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. For example, we experienced the cancellation of a Taiwanese patent in 2005. Although we do not believe this cancellation had a material adverse effect on our business or prospects, there may be other situations where our inability to adequately protect our intellectual property rights could materially and adversely affect our competitive position and operating results. If a third party can copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents, this could materially adversely affect our business and prospects. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Any disputes over our intellectual property rights, whatever the ultimate resolution of such disputes, may result in costly and time-consuming litigation or require the license of additional elements of intellectual property for a fee.

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

During fiscal 2012 and the three months ended July 31, 2012, approximately 21.9% and 27.5%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2012 and the three months ended July 31, 2012. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through July 31, 2012, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on September 4, 2012 was $16.36 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Dated: September 7, 2012

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: September 7, 2012

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