Form 10-Q
period 2012-10-31
OMNIVISION TECHNOLOGIES INC
filed 2012-12-10
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

At December 4, 2012, 53,878,010 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 31,	April 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$115,511	$290,492
Short-term investments	24,096	40,515
Accounts receivable, net of allowances for doubtful accounts and sales returns	249,283	107,793
Inventories	398,694	291,340
Prepaid and deferred income taxes	4,717	4,083
Prepaid expenses and other current assets	9,405	8,542
Total current assets	801,706	742,765
Property, plant and equipment, net	154,045	144,792
Long-term investments	127,178	128,940
Goodwill	10,227	10,227
Intangibles, net	63,300	69,028
Other long-term assets	16,951	7,205
Total assets	$1,173,407	$1,102,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,608	$159,860
Accrued expenses and other current liabilities	40,367	35,416
Income tax payable	—	987
Deferred revenues, less cost of revenues	14,094	10,115
Current portion of long-term debt	2,141	3,146
Total current liabilities	250,210	209,524
Long-term liabilities:
Long-term income taxes payable	85,143	88,159
Non-current portion of long-term debt	39,008	39,337
Other long-term liabilities	5,003	5,058
Total long-term liabilities	129,154	132,554
Total liabilities	379,364	342,078

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 74,141 shares issued and 53,542 outstanding at October 31, 2012 and 72,964 shares issued and 52,365 outstanding at April 30, 2012, respectively	74	73
Additional paid-in capital	596,643	575,935
Accumulated other comprehensive income	2,753	2,970
Treasury stock, 20,599 at October 31, 2012 and April 30, 2012, respectively	(278,683)	(278,683)
Retained earnings	473,256	460,584
Total stockholders’ equity	794,043	760,879
Total liabilities and stockholders’ equity	$1,173,407	$1,102,957

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenues	$390,137	$217,919	$648,201	$493,990
Cost of revenues	325,453	151,258	534,302	339,936
Gross profit	64,684	66,661	113,899	154,054

Operating expenses:
Research, development and related	30,361	29,027	59,209	57,372
Selling, general and administrative	18,131	15,771	36,859	31,874
Amortization of acquired patent portfolio	2,322	2,322	4,643	4,643
Total operating expenses	50,814	47,120	100,711	93,889

Income from operations	13,870	19,541	13,188	60,165
Benefit from acquisition of production operations from VisEra	—	8,626	—	8,626
Equity in earnings of investees, net	1,192	677	2,332	1,694
Interest expense, net	(728)	(247)	(1,486)	(469)
Other income (expense), net	222	(888)	316	(1,138)
Income before income taxes	14,556	27,709	14,350	68,878

Provision for income taxes	4,211	6,624	1,678	5,821
Net income	$10,345	$21,085	$12,672	$63,057

Net income per share:
Basic	$0.19	$0.35	$0.24	$1.07
Diluted	$0.19	$0.35	$0.24	$1.03

Shares used in computing net income per share:
Basic	53,514	59,612	53,172	59,131
Diluted	53,675	60,207	53,310	60,984

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Net income	$10,345	$21,085	$12,672	$63,057

Other comprehensive income (loss), net of tax:
Translation gains	33	17	41	19
Unrealized gains (losses) on available-for-sale securities	722	(1,583)	(272)	(1,668)
Reclassification adjustments for losses on available-for-sale securities included in net income	14	(2)	14	(1)
Unrealized gains (losses) on available-for-sale securities	736	(1,585)	(258)	(1,669)

Other comprehensive income (loss)	769	(1,568)	(217)	(1,650)

Comprehensive income	$11,114	$19,517	$12,455	$61,407

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2012	2011
Cash flows from operating activities:
Net income	$12,672	$63,057
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,295	14,173
Change in fair value of interest rate swap	(227)	958
Stock-based compensation	17,962	12,034
Tax effect from stock-based compensation	1,618	2,331
Gain on equity investments, net	(9,357)	(5,643)
Benefit from acquisition of production operations from VisEra	—	(8,626)
Write-down of inventories	11,429	7,770
Excess tax benefit from stock-based compensation	(1,345)	(2,331)
Loss on disposal of property, plant and equipment	166	23
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(141,490)	15,852
Inventories	(121,012)	(155,158)
Prepaid and deferred income taxes	1,980	4,308
Prepaid expenses and other assets	9,902	2,332
Accounts payable	35,366	52,692
Accrued expenses and other current liabilities	40	(3,385)
Income taxes payable	(4,003)	(2,030)
Deferred revenues, less cost of revenues	3,634	(4,114)
Net cash used in operating activities	(165,370)	(5,757)
Cash flows from investing activities:
Purchases of short-term investments	(207,766)	(46,310)
Proceeds from sales or maturities of short-term investments	223,892	95,913
Purchases of property, plant and equipment, net of sales	(19,711)	(11,371)
Purchases of long-term investments	—	(421)
Purchases and deposits for intangible and other assets	(10,271)	(1,000)
Net cash provided by (used in) investing activities	(13,856)	36,811
Cash flows from financing activities:
Repayment of long-term borrowings	(1,276)	(1,777)
Excess tax benefits from stock-based compensation	1,345	2,331
Proceeds from exercise of stock options and employee stock purchase plan	4,232	16,238
Net cash provided by financing activities	4,301	16,792
Effect of exchange rate changes on cash and cash equivalents	(56)	469
Net increase (decrease) in cash and cash equivalents	(174,981)	48,315
Cash and cash equivalents at beginning of period	290,492	379,379
Cash and cash equivalents at end of period	$115,511	$427,694
Supplemental cash flow information:
Taxes paid	$4,307	$1,813
Interest paid	$1,320	$1,355
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$2,436	$3,030
Acquisition of production operations from VisEra included in accrued expenses and other long-term liabilities	$—	$42,923
Write-off of employee stock-based compensation-related deferred tax assets	$1,550	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2012 and April 30, 2012 and for the three and six months ended October 31, 2012 and 2011 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2012 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 (the “Form 10-K”).

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of October 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$2,112	$1	$—	$2,113
Corporate debt securities/commercial paper	21,986	2	(5)	21,983
	$24,098	$3	$(5)	$24,096

Contractual maturity dates, less than one year				$23,991
Contractual maturity dates, two year to twenty-one years				105
				$24,096

	As of April 30, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government debt securities with maturities less than one year	$13,232	$1	$—	$13,233
Municipal bonds	673	—	—	673
Corporate debt securities/commercial paper	26,614	—	(5)	26,609
	$40,519	$1	$(5)	$40,515

Contractual maturity dates, less than one year				$40,460
Contractual maturity dates, two years to twenty-six years				55
				$40,515

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		October 31,	April 30,
		2012	2012
	Cash and cash equivalents:
	Cash	$60,606	$179,078
	Money market funds, certificates of deposit and U.S. government bonds	54,905	111,414
		$115,511	$290,492
	Accounts receivable, net:
	Accounts receivable	$254,380	$110,837
Less:	Allowance for doubtful accounts	(786)	(555)
	Allowance for sales returns	(4,311)	(2,489)
		$249,283	$107,793
	Inventories:
	Work in progress	$254,963	$149,523
	Finished goods	143,731	141,817
		$398,694	$291,340
	Prepaid expenses and other current assets:
	Prepaid expenses	$8,678	$6,253
	Deposits and other	622	2,209
	Interest receivable	105	80
		$9,405	$8,542
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings and land use right	59,947	59,815
	Buildings/leasehold improvements	24,137	24,598
	Machinery and equipment	111,855	98,724
	Furniture and fixtures	5,022	5,008
	Software	7,223	6,901
	Construction in progress	21,243	16,008
		242,427	224,054
Less:	Accumulated depreciation and amortization	(88,382)	(79,262)
		$154,045	$144,792
	Other long-term assets:
	Deferred income tax assets — non-current	$1,848	$5,107
	Other long-term assets	15,103	2,098
		$16,951	$7,205
	Accrued expenses and other current liabilities:
	Due to VisEra for acquisition of production operations	$17,842	$17,376
	Employee compensation	11,020	9,440
	Third party commissions	651	725
	Professional services	2,317	2,177
	Noncancelable purchase commitments	2,380	1,163
	Rebates	1,710	1,545
	Other	4,447	2,990
		$40,367	$35,416
	Other long-term liabilities:
	Interest rate swaps	$4,582	$4,809
	Other	421	249
		$5,003	$5,058

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	October 31,	April 30,
	2012	2012
VisEra	$94,814	$98,719
WLCSP	21,509	19,106
XinTec	4,661	4,661
Tong Hsing	4,194	4,454
Phostek	2,000	2,000
Total	$127,178	$128,940

VisEra Technologies Company, Ltd.

In October 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of October 31, 2012, the Company owned 49.1% of VisEra Cayman.

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

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2012	2011
Dividend payments received from VisEra	$13,760	$—

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Equity income	$5,990	$3,289	$9,855	$6,564
Net effect on Cost of Revenues, after elimination of unrealized intercompany profits	$4,774	$933	$6,752	$3,949

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP’s equity interests, or 20.0% of WLCSP’s registered capital on a fully-diluted basis, for an aggregate purchase amount of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

$9.0 million. The Company has appointed a member to WLCSP’s board of directors and a supervisor. As of October 31, 2012, the Company owned 18.7% of WLCSP.

The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2012	2011
Dividend payments received from WLCSP	$797	$767

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Other income (expense), net” consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Equity income	$1,192	$677	$2,332	$1,694

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of October 31, 2012, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 15.8% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.9%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. As of October 31, 2012, the Company’s ownership in Tong Hsing was approximately 0.7%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the value of the shares on a mark-to-market basis, net of applicable deferred taxes. For the periods indicated, the Company recorded the following unrealized holding losses in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Unrealized holding gains (losses)	$740	$(1,576)	$(260)	$(1,663)

Phostek, Inc.

Phostek, Inc. (“Phostek”) is a privately held company that develops and manufactures light emitting diodes in Taiwan. The Company made an investment in Phostek in February 2012, for a total of $2.0 million in cash. As of October 31, 2012, the Company’s ownership in Phostek was approximately 6.9%. The Company does not have the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

ability to exercise significant influence over the operating and financial policies of Phostek. As a result, the Company accounts for this investment using the cost method.

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each investee’s financial statement was prepared under GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Operating data:
Revenues	$45,529	$39,574	$87,499	$77,419
Gross profit	15,761	12,699	25,317	24,558
Income from operations	12,554	9,741	19,093	18,272
Net income	$9,664	$24,981	$13,640	$31,867

China WLCSP Limited

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Operating data:
Revenues	$14,697	$11,470	$28,544	$25,384
Gross profit	8,765	6,044	16,835	14,112
Income from operations	7,720	4,113	14,809	10,187
Net income	$6,385	$3,639	$12,490	$9,096

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	October 31,	April 30,
	2012	2012
Undistributed earnings of investees	$40,177	$44,898

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the change to the carrying value of the Company’s goodwill during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2012	2011
Beginning balance	$10,227	$1,122
Acquisition of production operations from VisEra	—	9,105
Ending balance	$10,227	$10,227

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	October 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$14,703	$50,297
Core technology	35,610	23,726	11,884
Patents and licenses	14,160	13,479	681
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	188	152
In-process research and development	490	204	286
Intangible assets, net	$117,000	$53,700	$63,300

	April 30, 2012
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$10,060	$54,940
Core technology	35,610	22,059	13,551
Patents and licenses	13,460	13,460	—
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	171	169
In-process research and development	490	122	368
Intangible assets, net	$116,300	$47,272	$69,028

The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Amortization of intangible assets	$901	$483	$1,785	$1,012
Amortization of acquired patent portfolio	$2,322	$2,322	$4,643	$4,643

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2013	$6,495
2014	11,885
2015	11,496
2016	11,319
2017	11,193
Thereafter	10,912
Total	$63,300

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	October 31,	April 30,
	2012	2012

Mortgage loan	$24,483	$24,760
Term loan	—	1,000
Construction loan	16,666	16,723
	41,149	42,483
Less: amount due within one year	(2,141)	(3,146)
Non-current portion of long-term debt	$39,008	$39,337

As of October 31, 2012, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2013	$277	$1,587	$1,864
2014	554	3,175	3,729
2015	554	3,175	3,729
2016	554	6,349	6,903
2017	22,544	2,380	24,924
Total	$24,483	$16,666	$41,149

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

Borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. Borrowings under the Term Loan accrue interest at the LIBOR rate plus 125 basis points. The Mortgage and Term Loans mature on March 31, 2017 and July 31, 2012, respectively. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of October 31, 2012.

Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	October 31,	April 30,
	2012	2012
Mortgage Loan	1.1%	1.1%
Term Loan	—	1.5

In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to effectively convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.3% per annum and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. In July 2008, in connection with the Term Loan, the Company entered into a second interest rate swap with the bank to effectively convert the variable interest rate described above to a fixed rate. This second swap expired in July 2012. The Company was the fixed rate payer and the rate was fixed at 4.3% per annum and the effective rate on the Term Loan was fixed at approximately 5.5%.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of October 31, 2012, the total amount outstanding under the Construction Loan was Chinese Yuan 105.0 million, or approximately $16.7 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 6.2% and 6.3% at October 31, 2012 and April 30, 2012, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of October 31, 2012.

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

The table below presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains (losses):
Other income (expense), net	$325	$(354)	$227	$(958)

			October 31,	April 30,
			2012	2012
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities			$4,582	$4,809

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Antidilutive common stock subject to outstanding options	2,292,000	1,281,000	2,862,000	595,000

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Basic:
Numerator:
Net income	$10,345	$21,085	$12,672	$63,057

Denominator:
Weighted average common shares for net income per share	53,514	59,612	53,172	59,131

Basic net income per share	$0.19	$0.35	$0.24	$1.07

Diluted:
Numerator:
Net income	$10,345	$21,085	$12,672	$63,057

Denominator:
Denominator for basic net income per share	53,514	59,612	53,172	59,131
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	161	595	138	1,853
Weighted average common shares for diluted net income per share	53,675	60,207	53,310	60,984

Diluted net income per share	$0.19	$0.35	$0.24	$1.03

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

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	October 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$49,405	$49,405	$—	$—
U.S. government debt securities and municipal bonds	2,113	—	2,113	—
Corporate debt securities/commercial paper	27,483	—	27,483	—
Equity investment in Tong Hsing	4,194	4,194	—	—
Total assets	$83,195	$53,599	$29,596	$—
Mortgage and term loan	$(24,483)	$—	$(24,483)	$—
Construction loan	(16,666)	—	(16,666)	—
Interest rate swaps	(4,582)	—	(4,582)	—
Total liabilities	$(45,731)	$—	$(45,731)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	October 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents	$54,905	$49,405	$5,500	$—
Short-term investments	24,096	—	24,096	—
Long-term investments	4,194	4,194	—	—
Total assets	$83,195	$53,599	$29,596	$—
Current portion of long-term debt	$(2,141)	$—	$(2,141)	$—
Non-current portion of long-term debt	(39,008)	—	(39,008)	$—
Interest rate swaps	(4,582)	—	(4,582)	$—
Total liabilities	$(45,731)	$—	$(45,731)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$92,359	$92,359	$—	$—
U.S. government debt securities and municipal bonds	16,011	—	16,011	—
Corporate debt securities/commercial paper	40,558	—	40,558	—
Equity investment in Tong Hsing	4,454	4,454	—	—
Total assets	$153,382	$96,813	$56,569	$—
Mortgage and term loan	$(25,760)	$—	$(25,760)	$—
Construction loan	(16,723)	—	(16,723)	—
Interest rate swaps	(4,809)	—	(4,809)	—
Total liabilities	$(47,292)	$—	$(47,292)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

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

	October 31,	April 30,
	2012	2012
Certificates of deposit recorded as cash equivalents	$—	$3,001

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
OEMs and VARs	85.2%	79.0%	80.2%	78.0%
Distributors	14.8	21.0	19.8	22.0
Total	100.0%	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
China	$265,433	$137,387	$440,539	$296,662
South Korea	64,954	22,016	113,773	91,268
Malaysia	27,839	15,106	35,697	29,046
Japan	18,626	7,703	32,422	20,598
Taiwan	7,474	4,719	13,692	11,067
All other	5,811	30,988	12,078	45,349
Total	$390,137	$217,919	$648,201	$493,990

The Company’s long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	October 31,	April 30,
	2012	2012
Taiwan	$134,256	$138,118
China	108,343	82,933
United States	52,778	54,008
All other	949	771
Total	$296,326	$275,830

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the six months ended October 31, 2012 (in thousands):

Additional
Paid-in
Capital
Balance at April 30, 2012	$575,935
Exercise of common stock options	809
Employee stock purchase plan	3,422
Employee stock-based compensation	17,962
Withholding tax deduction on restricted stock units	(1,553)
Tax effect from stock-based compensation	1,618
Write-off of employee stock-based compensation related deferred tax assets	(1,550)
Balance at October 31, 2012	$596,643

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the six months ended October 31, 2012 (in thousands):

	Balance at April 30, 2012	Other Comprehensive Income (Loss), Before Tax	Related Tax Effects	Balance at October 31, 2012
Accumulated translation gains	$2,756	$70	$(29)	$2,797
Accumulated unrealized gains (losses) on available-for-sale securities, net	214	(257)	(1)	(44)
Total accumulated other comprehensive income	$2,970	$(187)	$(30)	$2,753

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Income before income taxes	$14,556	$27,709	$14,350	$68,878
Provision for income taxes	$4,211	$6,624	$1,678	$5,821
Effective income tax rate	28.9%	23.9%	11.7%	8.5%

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended October 31, 2012, the Company’s overall estimation of the current fiscal year’s annual effective tax rate reflected the adverse effects of an increase in non-deductible stock-based compensation expenses and the expiration of the U.S. federal research credit after December 31, 2011. The Company’s provision for income taxes for the three months ended October 31, 2012 was further increased by unfavorable discrete adjustments from foreign exchange losses associated with the Company’s unrecognized tax benefits and the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies, partially offset by a favorable adjustment resulting from the reduction of unrecognized tax benefits due to the lapse of the applicable statute of limitations in a foreign jurisdiction.

During the three months ended October 31, 2012, the Company reduced unrecognized tax benefits by approximately $303,000 due to the lapse of the applicable statute of limitations in a foreign jurisdiction. During the three months ended October 31, 2012, the Company accrued an additional $283,000 of interest related to the Company’s unrecognized tax benefits. The Company is under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as additional information arises. As of October 31, 2012, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $9.2 million due to the lapse of the applicable statutes of limitations in various jurisdictions over the next 12 months.

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

For the Three and Six Months Ended October 31, 2012 and 2011

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

On October 5, 2012, the Court entered a final judgment of noninfringement in favor of OmniVision and against Panavision on Panavision’s claims of infringement of U.S. Patent Nos. 6,818,877, 6,663,029 and 7,057,150; and a final judgment of invalidity in favor of OmniVision and against Panavision with respect to U.S. Patent Nos. 6,818,877. Panavision also agreed to waive any right to appeal any part of the final judgment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

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

On August 9, 2012, Ziptronix filed a second amended complaint adding claims that the defendants infringe the following three patents: U.S. Patent Nos. 8,153,505 (“Method for Low Temperature Bonding and Bonded Structure”), 8,043,329 (“Method for Low Temperature Bonding and Bonded Structure”), and 7,871,898 (“Method for Low Temperature Bonding and Bonded Structure”). The Company answered the second amended complaint on August 27, 2012, and denied each of Ziptronix’s infringement claims against it.

A claim construction hearing is currently scheduled for January 23, 2013. The Company expects to vigorously defend itself against Ziptronix’s allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

In re OmniVision Technologies, Inc. Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director. All of three complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company’s business and financial results, in particular regarding the use of its imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-cv-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of the Company’s common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On June 25, 2012, the defendants moved to dismiss the consolidated complaint. The Company is currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

In re OmniVision Technologies, Inc. Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of the Company’s current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as nominal defendant against whom no recovery is sought. The proceedings in these derivative actions have been stayed by agreement pending the outcome of the motion to dismiss in the Securities Case. The Company is currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Requests for Indemnification

In March 2011, a third party filed a complaint in a federal district court asserting patent infringement claims against some of the end user customers of OmniVision’s products. Among other things, the complaint asserts that the defendants’ products incorporating the Company’s image sensors infringe certain patents held by the third party plaintiff. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the defendants. The Company currently is not a party to this lawsuit, but certain parties have requested indemnification from the Company for this matter to the extent that the infringement claims relate to the Company’s image sensors. The lawsuit is ongoing and it is uncertain whether the Company will be named as a party. The Company contends that the patents are invalid and not infringed. An unfavorable outcome in the litigation and/or with respect to indemnification issues could result in a materially adverse effect on the Company. The Company is currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
Related		October 31,		October 31,
Party	Description	2012	2011	2012	2011
VisEra	Purchases of color filter and other manufacturing services	$45,028	$37,927	$86,198	$74,064
	Rent and other services(1)	910	—	1,823	—
	Balances payable at period end, net	$30,286	$28,025	$30,286	$28,025

(1)   The Company started leasing manufacturing floor space from VisEra in November 2011.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2012 and 2011

(unaudited)

The following table summarizes the transactions that VisEra engaged with related parties for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
VisEra transactions with:
TSMC:
Sales to TSMC	$168	$212	$395	$518
Purchases of manufacturing and other services	14	108	47	191
Balance payable at period end	4	34	4	34
Balance receivable at period end	$113	$86	$113	$86

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from Powerchip Technology Corporation.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, our increased shipment volume during the three months ending January 31, 2013, the continuing shift of our sales towards our OmniBSI-2 devices, our gross margin levels for the three months ending January 31, 2013, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers’ future actions, the timing of the production of our products, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the ability of our suppliers to cost effectively expand to meet supply needs, the continued importance of the mobile phone market to our business, the continued concentration of manufacturers in the mobile phone market, the further expansion of the smartphone segment within the mobile phone market, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions, our ability to improve our inventory turnover and to generate positive cash flow, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 48 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

New Products

In January 2012, we introduced the OV9713, our first 1/4-inch high definition, or HD, image sensor based on our improved OmniPixel3-HS pixel architecture. The improved architecture offers better low-light sensitivity, enhanced signal-to-noise ratio and increased dynamic range when compared to the previous generation of OmniPixel3-HS pixel. The OV9713 offers widescreen HD video with a display resolution of 720p operating at 60 frames per second, or FPS, or cropped VGA at 120 FPS. It is also 3D ready, offering frame synchronization functionality for stereo camera systems.

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

In May 2012, we introduced a fourth product, the OV12830, a 12-megapixel CMOS image sensor based on our 1.1-µm OmniBSI-2 pixel architecture. The 1/3.2-inch OV12830 is designed for high-end smartphones and tablets. To support high-speed photography and to minimize shutter lag from shot to shot, the OV12830 can operate at 24 FPS in full 12-megapixel resolution, and at 30 FPS in 16:9 aspect ratio 10-megapixel resolution. The OV12830 can also capture 1080p HD video at 60 FPS.

In August 2012, we introduced the OV7955, a NTSC analog and digital image sensor designed specifically for automotive applications. The OmniPixel3-HS based image sensor is suitable for rear-view, surround-view and blind spot detection systems.

In August 2012, we also introduced the OV5648, a 1/4-inch 5-megapixel CMOS image sensor based on our 1.4-µm OmniBSI+ pixel architecture. The OV5648 is capable of capturing high quality still images as well as 720p HD video at 60 FPS and 1080p HD video at 30 FPS.

In August 2012, we introduced a third product, the OV7965, our first VGA image sensor based on the OmniBSI+ pixel architecture. The 1/13-inch OV7695 is built on a 1.75-µm OmniBSI+ pixel architecture, and can capture VGA video at 30 FPS.

In October 2012, we introduced the OV480, a companion processor designed to enhance camera performance in wide field-of-view applications for automotive vision systems. The OV480 processor supports a wide range of OmniVision image sensors designed specifically for automotive applications.

In October 2012, we also introduced the OV5645, a system-on-chip 5-megapixel CMOS image sensor based on our 1.4-µm OmniBSI pixel architecture. The OV5645 offers 5-megapixel photography, 720p HD video at 60 FPS and 1080p HD video at 30 FPS. In addition, the OV5645 features a picture-in-picture architecture that allows for the attachment of a secondary camera to itself, thus enabling both cameras to communicate with the baseband processor via a single interface.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In October 2012, we introduced a third product, the OV8835, a 1/3.2-inch 8-megapixel CMOS image sensor based on an improved 1.4-µm OmniBSI-2 pixel architecture. The OV8835 can operate at 30 FPS for zero shutter lag high speed photograph. It is also capable of capturing full 1080p HD video at 30 FPS with electronic image stabilization, or 720p HD video at 60 FPS with full horizontal field-of-view.

In October 2012, we also introduced a new CameraCubeChip imaging device, the OVM7695. It is a compact VGA CameraCubeChip with a module size of 2.4 x 2.4 x 2.3 mm. The OVM7695 is built on an optimized 1.75-µm OmniBSI+ pixel design, capable of capturing high-quality VGA video at 30 FPS.

Capital Resources

As of October 31, 2012, we held approximately $115.5 million in cash and cash equivalents and approximately $24.1 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

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

During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications suggesting certain major economies were returning to positive growth. Our quarterly sales improved in fiscal 2011, as compared to fiscal 2010 and fiscal 2009. However, in fiscal 2012, our business was once again affected by macroeconomic uncertainties. During the first and second quarters of fiscal 2013, our sales have improved as compared to the similar prior year periods. Nevertheless, given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 3.5 billion image sensors, including approximately 415 million in the six months ended October 31, 2012. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. Recently, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs and lower gross margins for us in the first and second quarters of fiscal 2013. We currently expect that our gross margins for the third quarter of fiscal 2013 will also remain at lower levels than we have experienced historically in similar periods. If we are unable to spread such added cost over larger unit sales or successfully negotiate lower prices with our suppliers, our gross margin may continue at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to supply constraints, semiconductor companies were unable to meet the product demands of their customers and were forced to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges as we sought to meet our customers’ demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, our relations with our customers and their end user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cutback their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and the first and second quarter of fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers’ production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile for the remainder of fiscal 2013, especially in the consumer-oriented product markets, and will continue to affect our ability to accurately forecast customer demand.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.4	69.4	82.4	68.8
Gross margin	16.6	30.6	17.6	31.2

Operating expenses:
Research, development and related	7.8	13.3	9.2	11.6
Selling, general and administrative	4.6	7.2	5.7	6.5
Amortization of acquired patent portfolio	0.6	1.1	0.7	0.9
Total operating expenses	13.0	21.6	15.6	19.0

Income from operations	3.6	9.0	2.0	12.2
Benefit from acquisition of production operations from VisEra	—	4.0	—	1.7
Equity in earnings of investees, net	0.3	0.3	0.4	0.3
Interest expense, net	(0.2)	(0.2)	(0.2)	(0.1)
Other income (expense), net	—	(0.4)	—	(0.2)
Income before income taxes	3.7	12.7	2.2	13.9

Provision for income taxes	1.0	3.0	0.2	1.1
Net income	2.7%	9.7%	2.0%	12.8%

Three Months Ended October 31, 2012 as Compared to Three Months Ended October 31, 2011

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, notebooks and webcams, entertainment devices, security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended October 31, 2012 increased by 79.0% to $390.1 million from $217.9 million for the three months ended October 31, 2011. The increase in revenues was primarily due to a 63.0% increase in unit sales of our image-sensor products, reflecting increased unit shipments into the mobile phone and the entertainment markets. The increase in unit shipment in the three months ended October 31, 2012, as compared to the three months ended October 31, 2011, was principally attributable to an increase in shipment of HD sensors, the result of a significant and pervasive conversion from VGA to HD sensors in many mobile consumer applications. Unit sales for our 2-megapixel and above products also increased, commensurate with a general increase in demand for higher resolution sensors in consumer applications. The industry trend of converting from VGA to HD sensors, and the increase in demand for other higher resolution sensors, caused favorable mix shifts in our unit sales, which in turn increased our ASPs by 9.9% for the three months ended October 31, 2012 when compared to the prior year period.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was higher in the three months ended October 31, 2012 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	October 31,
	2012	2011
OEMs and VARs	85.2%	79.0%
Distributors	14.8	21.0
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended October 31, 2012, three OEM customers accounted for approximately 15.8%, 14.7% and 12.6% of our revenues, respectively. In the three months ended October 31, 2011, two OEM customers accounted for approximately 11.9% and 11.0% of our revenues, respectively. For the three months ended October 31, 2012 and 2011, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended October 31, 2012 was primarily attributable to changes in supply chain arrangements that our key customers’ end-user customers made during this period. As a result of these changes, we had more concentrated product sales to two additional OEM customers in the three months ended October 31, 2012 when compared to the prior year period.

Distributors.   In the three months ended October 31, 2012, no distributor customer accounted for 10% or more of our revenues. In the three months ended October 31, 2011, one distributor customer accounted for approximately 11.6% of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2012 and 2011:

	Three Months Ended
	October 31,
	2012	2011
Domestic sales	0.3%	6.2%
Foreign sales	99.7	93.8
Total	100.0%	100.0%

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

Domestic sales as a percentage of total revenues in the three months ended October 31, 2012 decreased to 0.3%, from 6.2% for the three months ended October 31, 2011. The decrease was attributable to a decrease in revenues from one domestic OEM customer who purchased our products directly in the prior year period, but changed their supply chain arrangement in early fiscal 2013, and had their foreign contractors issue purchase orders to us instead.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross Profit

Our gross margin in the three months ended October 31, 2012 decreased to 16.6% from 30.6% for the three months ended October 31, 2011. The year-over-year decrease in gross margin reflected an increase in unit shipments of our OmniBSI-2 products, which carried higher per-unit production costs when compared to products we shipped during the three months ended October 31, 2011, because of additional assembly and manufacturing costs incurred by our supply chain vendors in connection with capacity expansion. Price erosion experienced by our older products also contributed to the decrease in gross margin. In addition, the CameraCubeChip production operations was reflected in our cost of revenues for the three months ended October 31, 2012, and not in the prior year period. In addition, we experienced a decrease in the sales of previously written-down products in the three months ended October 31, 2012, which totaled $2.8 million, as compared to $3.2 million during the same period in the prior fiscal year. We also recorded an increase in the write-down of inventories which totaled approximately $6.5 million during the three months ended October 31, 2012, as compared to $4.2 million in the similar prior year period. We recorded approximately $1.0 million in stock-based compensation expense to cost of revenues during the three months ended October 31, 2012, as compared to $0.7 million in the similar prior year period. We currently expect that our shipment mix in the third quarter of fiscal 2013 will continue to shift towards OmniBSI-2 devices. As a consequence, although we are working with our supply chain to reduce production costs, we expect that our gross margins for the third quarter of fiscal 2013 will also remain at lower levels than we have experienced historically in similar periods.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundry can fluctuate from period to period. Research, development and related expenses for the three months ended October 31, 2012 increased to approximately $30.4 million from approximately $29.0 million for the three months ended October 31, 2011. As a percentage of revenues, research, development and related expenses for the three months ended October 31, 2012 and 2011 represented 7.8% and 13.3%, respectively.

The increase in research, development and related expenses of approximately $1.3 million, or 4.6%, for the three months ended October 31, 2012 from the similar period in the prior year resulted from: a $2.3 million increase in salary and payroll-related expenses resulting from a headcount increase and a $0.9 million increase in stock-based compensation expenses; partially offset by a $2.1 million decrease in non-recurring engineering expenses related to new product development. We anticipate that research, development and related expenses for our third quarter of fiscal 2013 will remain comparable to our second quarter of fiscal 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Selling, general and administrative expenses for the three months ended October 31, 2012 increased to approximately $18.1 million from $15.8 million for the three months ended October 31, 2011. As a percentage of revenues, selling, general and administrative expenses for the three months ended October 31, 2012 and 2011 represented 4.6% and 7.2%, respectively.

The increase in selling, general and administrative expenses of approximately $2.4 million, or 15.0%, for the three months ended October 31, 2012 from the similar period in the prior year resulted primarily from: a $0.9 million increase in legal expenses related to patent defense; a $0.6 million increase in stock-based compensation expense; a $429,000 increase in salary and payroll-related expenses resulting from a headcount increase; and a $396,000 increase in commission expenses paid primarily to distributors and sales representatives. We anticipate that our selling, general and administrative expenses will increase during the third quarter of fiscal 2013 due to an anticipated increase in sales commission payments.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain image sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended October 31, 2012 and 2011.

Benefit from Acquisition of Production Operations from VisEra

In October 2011, we acquired the CameraCubeChip production operations from VisEra, for a total consideration of $42.9 million, to be paid in fiscal 2012 and 2013. VisEra recorded the difference between the purchase price and the carrying values of the machinery and equipment sold to us as a gain from the sale of the CameraCubeChip production operations’ controlling interest. As we account for our investment in VisEra under the equity method, we recorded a one-time benefit of $8.6 million in “Benefit from acquisition of production operations from VisEra,” representing our portion of the net amount of gain recorded by VisEra.

Equity in Earnings of Investees, Net

Equity in earnings of investees, net, for the three months ended October 31, 2012 totaled $1.2 million, as compared to $0.7 million in the prior year. Equity in earnings of investees, net for the three months ended October 31, 2012 and 2011 represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage, a construction loan and term loans. Interest expense, net, increased to $0.7 million for the three months ended October 31, 2012 from $247,000 in the prior year period. The $481,000 increase in interest expense, net, resulted from a $139,000 increase in interest expense, and a $342,000 decrease in interest income. The increase in interest expense was attributable to the accretion of interest on the purchase consideration payable to VisEra in fiscal 2013 for the CameraCubeChip production operations that we acquired in October 2011. The decrease in interest income was the result of balance decreases on interest-bearing accounts for the three months ended October 31, 2012 as compared to the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net, for the three months ended October 31, 2012 totaled $222,000, as compared to $(0.9) million in the prior year. Other income (expense), net, for the three months ended October 31, 2012 included a $325,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, partially offset by a $37,000 loss from foreign exchange. Other income (expense), net, for the three months ended October 31, 2011 included a $0.6 million loss from foreign exchange and a $354,000 loss on the interest rate swap agreements related to the mortgage on our Santa Clara Property.

Provision for Income Taxes

We generated approximately $14.6 million and $27.7 million in income before income taxes for the three months ended October 31, 2012 and 2011, respectively. We recorded provision for income taxes of approximately $4.2 million and $6.6 million for the three months ended October 31, 2012 and 2011, respectively, resulting in effective tax rates of 28.9% and 23.9% for the respective periods.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended October 31, 2012, our overall estimation of the current fiscal year’s annual effective tax rate reflected the adverse effects of an increase in non-deductible stock-based compensation expenses and the expiration of the U.S. federal research credit after December 31, 2011. Our provision for income taxes for the three months ended October 31, 2012 was further increased by unfavorable discrete adjustments from foreign exchange losses associated with our unrecognized tax benefits and the

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies, partially offset by a favorable adjustment resulting from the reduction of unrecognized tax benefits due to the lapse of the applicable statute of limitations in a foreign jurisdiction.

During the three months ended October 31, 2012, we reduced unrecognized tax benefits by approximately $303,000 due to the lapse of the applicable statute of limitations in a foreign jurisdiction. During the three months ended October 31, 2012, we accrued an additional $283,000 of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as additional information arises. As of October 31, 2012, we anticipate that the balance of gross unrecognized tax benefits will decrease by $9.2 million due to the lapse of the applicable statutes of limitations in various jurisdictions over the next 12 months.

Six Months Ended October 31, 2012 as Compared to Six Months Ended October 31, 2011

Revenues

Revenues for the six months ended October 31, 2012 increased by 31.2% to approximately $648.2 million from $494.0 million for the six months ended October 31, 2011. The increase in revenues was due to a 28.2% increase in unit sales, primarily attributable to increases in unit shipments into the mobile phone and the entertainment markets. The increase in unit shipment was primarily attributable to unit sales increases in our HD and 2-megapixel and above products, partially offset by unit sales decrease in our VGA products. The increase in unit sales for our HD products and a corresponding decrease in unit sales for our VGA products were driven by a significant trend in the consumer industry to convert from VGA to HD sensors in many mobile consumer applications. Because our HD products carry a higher unit sales price, this favorable product mix shift in our product sales led to a 2.6% increase in our ASPs.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2012 and 2011:

	Six Months Ended
	October 31,
	2012	2011
OEMs and VARs	80.2%	78.0%
Distributors	19.8	22.0
Total	100.0%	100.0%

OEMs and VARs.   In the six months ended October 31, 2012, two OEM customers accounted for approximately 16.4% and 11.2% of our revenues, respectively. In the six months ended October 31, 2011, one OEM customer accounted for approximately 16.9% of our revenues. For the six months ended October 31, 2012 and 2011, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the six months ended October 31, 2012, one distributor customer accounted for approximately 11.6% of our revenues. In the six months ended October 31, 2011, one distributor customer accounted for approximately 13.0% of our revenues. For the six months ended October 31, 2012 and 2011, no other distributor customer accounted for 10% or more of our revenues.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2012 and 2011:

	Six Months Ended
	October 31,
	2012	2011
Domestic sales	0.3%	3.5%
Foreign sales	99.7	96.5
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the six months ended October 31, 2012 decreased to 17.6% from 31.2% for the six months ended October 31, 2011. The year-over-year decrease in gross margin reflected an increase in unit shipments of our OmniBSI-2 products, which carried higher per-unit production costs when compared to products we shipped during the six months ended October 31, 2011. A significant portion of the OmniBSI-2 products were HD sensors, and the increase in unit shipments of which reflected the trend in the consumer industry to convert from VGA to HD sensors in many mobile consumer applications. In addition, the CameraCubeChip production operations was reflected in our cost of revenues for the six months ended October 31, 2012. We also had an increase in the write-down of inventories which totaled approximately $11.4 million during the six months ended October 31, 2012, as compared to $7.8 million in the similar prior year period. In the six months ended October 31, 2012, we also recorded a decrease in sales from previously written down products, which totaled $4.2 million, as compared to $8.3 million during the similar period in the prior fiscal year. We recorded approximately $2.0 million in stock-based compensation expense to cost of revenues during the six months ended October 31, 2012, as compared to $1.2 million in the six months ended October 31, 2011.

Research, Development and Related Expenses

Research, development and related expenses for the six months ended October 31, 2012 increased to approximately $59.2 million from approximately $57.4 million for the six months ended October 31, 2011. As a percentage of revenues, research, development and related expenses for the six months ended October 31, 2012 and 2011 represented 9.2% and 11.6%, respectively.

The increase in research, development and related expenses of approximately $1.8 million, or 3.2%, for the six months ended October 31, 2012 from the similar prior year period resulted primarily from: a $3.2 million increase in salary and payroll-related expenses; a $3.0 million increase in stock-based compensation expense; partially offset by a $4.8 million decrease in non-recurring engineering expenses related to new product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended October 31, 2012 increased to approximately $36.9 million from $31.9 million for the six months ended October 31, 2011. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2012 and 2011 represented 5.7% and 6.5%, respectively.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The increase in selling, general and administrative expenses of approximately $5.0 million, or 15.6%, for the six months ended October 31, 2012 from the similar period in the prior year resulted primarily from: a $2.1 million increase in stock-based compensation expense; a $1.8 million increase in legal expenses related to patent defense; a $0.8 million increase in commission expenses paid primarily to distributors and sales representatives; and a $268,000 increase in compensation and personnel-related expenses.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain image sensor-related patents and patent applications from Kodak. Amortization of acquired patent portfolio totaled approximately $4.6 million for the six months ended October 31, 2012 and 2011, respectively.

Equity in Earnings of Investees, Net

Equity in earnings of investees, net, for the six months ended October 31, 2012 totaled $2.3 million, as compared to $1.7 million in the prior year. Equity in earnings of investees, net for the six months ended October 31, 2012 and 2011 represented our portion of the net income recorded by WLCSP and equity method investment adjustments.

Interest Expense, Net

Interest expense, net, for the six months ended October 31, 2012 increased to approximately $1.5 million from $0.5 million for the six months ended October 31, 2011. The increase in interest expense, net, for the six months ended October 31, 2012 as compared to the corresponding period in the prior year was the result of a $357,000 increase in interest expense, primarily associated with the accretion of interest on the purchase consideration payable to VisEra in fiscal 2013, and a $0.7 million decrease in interest income.

Other Income (Expense), net

Other income (expense), net, for the six months ended October 31, 2012 totaled $316,000, as compared to $(1.1) million in the prior year. Other income (expense), net, for the six months ended October 31, 2012 included a $227,000 gain on the interest rate swap agreements related to the mortgage and the term loan on the Santa Clara Property. Other income (expense), net, for the six months ended October 31, 2011 included a $1.0 million loss on the interest rate swap agreements related to the mortgage and the term loan on the Santa Clara Property.

Provision for Income Taxes

We generated approximately $14.4 million and $68.9 million in income before income taxes for the six months ended October 31, 2012 and 2011, respectively. We recorded provision for income taxes of approximately $1.7 million and $5.8 million for the six months ended October 31, 2012 and 2011, respectively, resulting in effective tax rates of 11.7% and 8.5% for the respective periods.

Our quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the six months ended October 31, 2012, our overall estimation of the current fiscal year’s annual effective tax rate reflected the adverse effects of an increase in non-deductible stock-based compensation expenses and the expiration of the U.S. federal research credit after December 31, 2011. Our provision for income taxes for the six months ended October 31, 2012 was further increased by an unfavorable discrete adjustment from income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies, partially offset by a favorable adjustment resulting from the reduction of unrecognized tax benefits due to the lapse of the applicable statutes of limitations in various foreign jurisdictions.

During the six months ended October 31, 2012, we reduced unrecognized tax benefits by approximately $3.6 million due to the lapse of applicable statutes of limitations in various foreign jurisdictions. During the six months ended October 31, 2012, we accrued an additional $0.6 million of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of October 31, 2012, we anticipate that the balance of gross unrecognized tax benefits will decrease by $9.2 million due to the lapse of statutes of limitations in various jurisdictions over the next 12 months.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Our principal sources of liquidity as of October 31, 2012 consisted of cash, cash equivalents and short-term investments totaling $139.6 million.

Liquidity

Our working capital increased to $551.5 million as of October 31, 2012, as compared to $533.2 million as of April 30, 2012. Our working capital increased as a result of: a $141.5 million increase in accounts receivable, net, resulting from a revenue increase of $171.6 million for the three months ended October 31, 2012 from the three months ended April 30, 2012; a $107.4 million increase in inventories to support the anticipated product shipments in the three months ending January 31, 2013; a $1.0 million decrease in the current portion of long-term debt; a $1.0 million decrease in income tax payable; and a $0.9 million increase in prepaid expenses and other current assets. These increases in working capital were partially offset by: a $191.4 million decrease in cash, cash equivalents and short-term investments primarily due to cash used in operating activities; a $33.7 million increase in accounts payable resulting from the purchase of inventories; a $5.0 million increase in accrued expenses and other current liabilities; and a $4.0 million increase in deferred revenues, less cost of revenues.

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world, including substantial amounts held by our foreign subsidiaries. Most of the amounts held by our foreign subsidiaries could be repatriated to the U.S., but under the current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. The Term Loan was paid off in full in August 2012. As of October 31, 2012, the principal amount outstanding under the Mortgage Loan was $24.5 million.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of October 31, 2012, the principal amount outstanding under the Construction Loan was $16.7 million.

Cash Flows from Operating Activities

For the six months ended October 31, 2012, net cash used in operating activities totaled approximately $165.4 million as compared to net cash used in operating activities of approximately $5.8 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $12.7 million for the six months ended October 31, 2012; adjustments for non-cash charges of $18.0 million in stock-based compensation, $17.3 million in depreciation and amortization, $11.4 million in write-down of inventories, and $9.4 million in gain on equity investments, net; a $35.4 million increase in accounts payable; a $9.9 million decrease in prepaid expenses and other assets; a $3.6 million increase in deferred revenues, less cost of revenues; and a $2.0 million decrease in prepaid and deferred income taxes. These increases were offset by: a $141.5 million increase in accounts receivable, net; a $121.0 million increase in inventories; and a $4.0 million decrease in income taxes payable. The $141.5 million increase in accounts receivable, net was caused by the increased amount of revenues recorded during the three months ended October 31, 2012 as compared to the three months ended April 30, 2012. The $121.0 million increase in inventories was primarily driven by the need to support the anticipated shipment volume in the three months ending January 31, 2013. The $35.4 million increase in accounts payable was related to the inventory buildup.

For the six months ended October 31, 2011, net cash used in operating activities totaled approximately $5.8 million. The principal components of the net cash used in operating activities during the six months ended October 31, 2011 were: net income of approximately $63.1 million for the six months ended October 31, 2011; adjustments for non-cash charges of $14.2 million in depreciation and amortization, $12.0 million in stock-based compensation, $8.6 million in benefit from acquisition of production operations, $7.8 million in write-down of inventories, $5.6 million in gains on equity investments, net, and $1.0 million in losses on interest rate swaps; $52.7 million increase in accounts payable; a $15.9 million decrease in accounts receivable, net; a $4.3 million decrease

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

in prepaid and deferred income taxes; and a $2.3 million decrease in prepaid expenses and other current assets. These increases were partially offset by: a $155.2 million increase in inventories; a $4.1 million decrease in deferred revenues, less cost of revenues; a $3.4 million decrease in accrued expenses and other current liabilities; and a $2.0 million decrease in income taxes payable. The $155.2 million increase in inventories was primarily caused by a cutback in orders by end-user customers in the second quarter of fiscal 2012. The $52.7 million increase in accounts payable resulted from an increase in production activities. The $15.9 million decrease in accounts receivable, net, reflects the decreased amount of revenues during the three months ended October 31, 2011 as compared to the three months ended April 30, 2011.

Cash Flows from Investing Activities

For the six months ended October 31, 2012, our net cash used in investing activities totaled $13.9 million, as compared to net cash provided by investing activities of approximately $36.8 million for the corresponding period in the prior year, due to $207.8 million in purchases of short-term investments, $19.7 million in purchases of property, plant and equipment, net of sales, and $10.3 million in purchases and deposits for intangible and other asset, partially offset by $223.9 million in net proceeds from sales or maturities of short-term investments. For the six months ended October 31, 2011, our cash provided by investing activities totaled $36.8 million, primarily due to $96.0 million in net proceeds from sales or maturities of short-term investments, partially offset by $46.3 million in purchases of short-term investments, $11.4 million in purchases of property, plant and equipment, net of sales and $1.0 million in purchases of intangible and other assets.

Cash Flows from Financing Activities

For the six months ended October 31, 2012, net cash provided by financing activities totaled approximately $4.3 million, as compared to net cash provided by financing activities of approximately $16.8 million for the corresponding period in the prior year, due to $4.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.3 million in excess tax benefits from stock-based compensation, partially offset by $1.3 million used to repay long-term borrowings. For the six months ended October 31, 2011, net cash provided by financing activities totaled approximately $16.8 million, due to $16.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $2.3 million in excess tax benefits from stock-based compensation, partially offset by $1.8 million used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended April 30, 2011, we formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., or OOC-China, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. As of October 31, 2012, we had contributed $3.8 million of the committed $25.0 million registered capital. We are required to contribute the remaining $21.2 million by April 2013. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 31, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$7,269	$5,927	$1,066	$276	$—
Debt obligations(1)	41,150	2,141	7,456	31,553	—
Purchase obligations(2)	182,636	182,636	—	—	—
Total contractual obligations	231,055	190,704	8,522	31,829	—

Other Commercial Commitments:
OOC-China(3)	21,250	21,250	—	—	—
Total commercial commitments	21,250	21,250	—	—	—
Total contractual obligations and commercial commitments	$252,305	$211,954	$8,522	$31,829	$—

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In March 2008, we borrowed $6.0 million under the Term Loan for building improvement of the Santa Clara Property. We drew down the remaining $6.0 million under the Term Loan in July 2008. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of October 31, 2012, our balance outstanding under the Construction Loan was approximately $16.7 million. See Note 7 —“Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

(2)         Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)         During the three months ended April 30, 2011, we formed OOC-China, a wholly owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities. We contributed $3.8 million of the committed $25.0 million registered capital in June 2011. We are required to contribute the remaining $21.2 million by April 2013. See Note 13 —“Commitments and Contingencies” to our condensed consolidated financial statements.

As of October 31, 2012, the long-term income taxes payable, including estimated interest and penalties, was $85.1 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of October 31, 2012 presented above.

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

As of October 31, 2012, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three and six months ended October 31, 2012 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of October 31, 2012, the principal amount outstanding under the Construction Loan was $16.7 million. As of October 31, 2012, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement losses. As of October 31, 2012, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.7 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. We are the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income (expense), net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and six months ended October 31, 2012.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 6.2% at October 31, 2012. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2013, any hypothetical 10% shifts in yield would not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and six months ended October 31, 2012.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended October 31, 2012, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 5, 2012, the Court entered a final judgment of noninfringement in favor of us and against Panavision on Panavision’s claims of infringement of U.S. Patent Nos. 6,818,877, 6,663,029 and 7,057,150; and a final judgment of invalidity in favor of us and against Panavision with respect to U.S. Patent Nos. 6,818,877. Panavision also agreed to waive any right to appeal any part of the final judgment.

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

On August 9, 2012, Ziptronix filed a second amended complaint adding claims that the defendants infringe the following three patents: U.S. Patent Nos. 8,153,505 (“Method for Low Temperature Bonding and Bonded Structure”), 8,043,329 (“Method for Low Temperature Bonding and Bonded Structure”), and 7,871,898 (“Method for Low Temperature Bonding and Bonded Structure”). We answered the second amended complaint on August 27, 2012, and denied each of Ziptronix’s infringement claims against us.

A claim construction hearing is currently scheduled for January 23, 2013. We expect to vigorously defend ourselves against Ziptronix’s allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

In re OmniVision Technologies, Inc. Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular regarding the use of our imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-cv-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of our common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On June 25, 2012, the defendants moved to dismiss the consolidated complaint. We are currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

In re OmniVision Technologies, Inc. Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of our current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875. On March 12, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in the Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of us. We are named solely as a nominal defendant against whom no recovery is sought. The proceedings in these derivative actions have been stayed by agreement pending the outcome of the motion to dismiss in the Securities Case. We are currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Requests for Indemnification

In March 2011, a third party filed a complaint in a federal district court asserting patent infringement claims against some of the end user customers of our products. Among other things, the complaint asserts that the defendants’ products incorporating our image sensors infringe certain patents held by the third party plaintiff. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against the defendants. We currently are not a party to this lawsuit, but certain parties have requested indemnification from us for this matter to the extent that the infringement claims relate to our image sensors. The lawsuit is ongoing and it is uncertain whether we will be named as a party. We contend that the patents are invalid and not infringed. An unfavorable outcome in the litigation and/or with respect to indemnification issues could result in a materially adverse effect on the Company. We are currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Some of these OEMs, VARs and distributors are major producers of mobile phones, including smartphones, for some of the largest companies in the mobile phone industry and may rely upon one or more key end user customers for a significant portion of their revenue. Any material delay, alteration, cancellation or reduction of purchase orders from or change in the purchasing patterns of one or more of our major customers or distributors, or their key end user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for the quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, alteration, cancellation or reduction of purchase orders, a change in purchasing patterns or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end user customers, and that are efficiently and successfully integrated into their products. In fiscal 2012, approximately 52.0% of our revenues came from sales to our top five customers. In addition, in the six months ended October 31, 2012, approximately 54.7% of our revenues came from sales to our top five customers, including two OEM customers that accounted for approximately 16.4% and 11.2% of our revenues, respectively, and one distributor customer that accounted for approximately 11.6% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end user customers and attract new customers.

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

A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we had to request our suppliers to install new equipment and tooling, which increased the production costs for these new products. Because we experienced increased sales of our OmniBSI-2 products in the first and second quarters of fiscal 2013 and expect to experience continued increased sales of these products in the third quarter of fiscal 2013, we anticipate that our gross margins will remain at lower levels than we have experienced historically for at least fiscal 2013. If we are unable to sufficiently increase our ASPs to offset these higher production costs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

Reductions in our average selling prices may lower our revenues and, as a result, may reduce our gross margins.

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have declined as a result. Competition in our product markets is intense and as competition continues to intensify, we anticipate that these pricing pressures will increase. Although we experienced an increase in our ASPs for the three months ended October 31, 2012 as a result of favorable product mix, we expect that the ASPs for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Historically we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for mobile phones, including smartphones, account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

Sales to the mobile phone market, including smartphones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 56% of our revenues in fiscal 2012. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2013 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 69% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, such as the cutback we experienced in our second quarter of fiscal 2012, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to correctly forecast customer demand and timely deliver products at competitive prices, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in our target markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that have existed since fiscal 2009 have made it extremely challenging to accurately predict customer demand because demand has demonstrated increased volatility. Although we have experienced increased customer demand during the fourth quarter of fiscal 2012 and the first and second quarters of fiscal 2013, there is no guarantee that customer demand will continue to increase or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third fiscal quarters of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user customers’ products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders.

We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. During the fourth quarter of fiscal 2012 and the first and second quarters of fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers’ production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile throughout the remainder of fiscal 2013, especially in the consumer-oriented product markets, and will continue to affect our ability to accurately forecast customer demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications suggesting that certain major economies were returning to positive growth. Our quarterly sales improved in fiscal 2011, as compared to fiscal 2010 and 2009. However, in fiscal 2012, our business was once again affected by macroeconomic uncertainties. During the first and second quarters or fiscal 2013, our sales have improved as compared to the similar prior year periods. Nevertheless, given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

•                  competitive pricing pressures and ASPs;

•                  production costs for our products;

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

In addition, third parties may assert claims of infringement and misappropriation of proprietary rights based on the use or resale of our products against our suppliers or the OEMs, VARs or distributors with whom we do business. In addition, the end user customers of these OEMs, VARs or distributors may also be named as parties in these claims. Under our agreements with these parties, we may be required to defend protracted and costly litigation on their behalf, regardless of the merits of these claims, or to indemnify these parties for such claims. Because our suppliers and our customers and their end user customers are often times much larger than we are and have much greater resources than we do, they may be more likely to be the target of an infringement or misappropriation of proprietary rights claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit or of being required to indemnify these parties. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. Recently, infringement claims relating to our image sensors were brought against some of the end user customers of our customers. These customers or their applicable end user customers have requested indemnification from us for this matter. Although we are unable at this time to estimate any possible loss and it is uncertain whether this matter will result in any material expense to us, if we are ultimately named as a party to the lawsuit or required to make indemnification payments to these customers or their end user customers, it could result in us being forced to pay significant damages on behalf of our customers or their end user customers that could increase our expenses, disrupt our ability to sell our products and reduce our revenue. A party making an infringement or misappropriation of proprietary rights claim against our customers or their end user customers, if successful, could also secure an injunction or other court order that could prevent our customers or their end user customers from selling their products that incorporate our image sensors. If we are required or agree to defend or indemnify any of our suppliers, customers or their end user customers in connection with any claims of infringement or misappropriation of proprietary rights or injunctions are secured by third parties that prevent the sale of products that incorporate our image sensors, we could incur significant costs and expenses and experience a significant decrease in our revenue that could adversely affect our business, operating results or financial condition.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $24.5 million as of October 31, 2012. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record its fair value change in our Consolidated Statements of Income, in “Other income (expense), net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2012, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $63.3 million and our long-term investments totaled approximately $127.2 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash balance has decreased over the six months ended October 31, 2012 as a result of increased spending on our OmniBSI-2 inventories in anticipation of increased sales of these products and increases in our accounts receivable that resulted from our significant increase in sales during the second quarter of fiscal 2013. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months, if we are unable to sell our OmniBSI-2 products or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As of October 31, 2012, we held cash and cash equivalents totaling $115.5 million, and short-term investments totaling $24.1 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of October 31, 2012, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

As part of our strategy, we have formed a joint venture with one of our foundry partners, and we hold equity interests in other companies from which we purchase certain manufacturing services. For the investments that we account for under the equity method, we record as part of income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with our joint venture or other investees could change. Such changes have resulted in the past, and could result in the future, in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

A number of other factors will also affect our future tax rate, and some of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. These factors include changes in non-deductible stock-based compensation, changes in tax laws or the interpretation of tax laws, changes in the proportion and geographic mix of our revenue or earnings, changes in the valuation of our deferred tax assets and liabilities, changes in available tax credits, the resolution of issues arising from tax audits, including the ongoing tax examination we are currently under in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009, and the repatriation of non-U.S. earnings for which we have not previously provided U.S. taxes.

Our sales through distributors increase the complexity of our business and may reduce our ability to forecast revenues.

During fiscal 2012 and the six months ended October 31, 2012, approximately 21.9% and 19.8%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2012 and the six months ended October 31, 2012. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through October 31, 2012, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on December 4, 2012 was $15.17 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: December 10, 2012

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 10, 2012

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