Form 10-Q
period 2013-01-31
OMNIVISION TECHNOLOGIES INC
filed 2013-03-08
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

At March 5, 2013, 53,929,062 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	January 31,	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$194,841	$290,492
Short-term investments	25,460	40,515
Accounts receivable, net of allowances for doubtful accounts and sales returns	171,926	107,793
Inventories	373,335	291,340
Prepaid and deferred income taxes	2,397	4,083
Prepaid expenses and other current assets	9,362	8,542
Total current assets	777,321	742,765
Property, plant and equipment, net	162,182	144,792
Long-term investments	132,866	128,940
Goodwill	10,227	10,227
Intangibles, net	60,037	69,028
Other long-term assets	21,901	7,205
Total assets	$1,164,534	$1,102,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,347	$159,860
Accrued expenses and other current liabilities	34,660	35,416
Income tax payable	1,000	987
Deferred revenues, less cost of revenues	16,199	10,115
Current portion of long-term debt	3,739	3,146
Total current liabilities	207,945	209,524
Long-term liabilities:
Long-term income taxes payable	85,761	88,159
Non-current portion of long-term debt	35,735	39,337
Other long-term liabilities	4,768	5,058
Total long-term liabilities	126,264	132,554
Total liabilities	334,209	342,078

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 74,523 shares issued and 53,924 outstanding at January 31, 2013 and 72,964 shares issued and 52,365 outstanding at April 30, 2012, respectively	74	73
Additional paid-in capital	611,096	575,935
Accumulated other comprehensive income	3,274	2,970
Treasury stock, 20,599 at January 31, 2013 and April 30, 2012, respectively	(278,683)	(278,683)
Retained earnings	494,564	460,584
Total stockholders’ equity	830,325	760,879
Total liabilities and stockholders’ equity	$1,164,534	$1,102,957

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenues	$423,513	$185,193	$1,071,714	$679,183
Cost of revenues	352,027	140,337	886,329	480,273
Gross profit	71,486	44,856	185,385	198,910

Operating expenses:
Research, development and related	27,380	26,193	86,589	83,565
Selling, general and administrative	18,221	15,842	55,080	47,716
Amortization of acquired patent portfolio	2,321	2,321	6,964	6,964
Total operating expenses	47,922	44,356	148,633	138,245

Income from operations	23,564	500	36,752	60,665
Benefit from acquisition of production operations from VisEra	—	—	—	8,626
Equity in earnings of investees, net	923	543	3,255	2,238
Interest expense, net	(715)	(734)	(2,201)	(1,203)
Other income (expense), net	(5)	(220)	311	(1,359)
Income before income taxes	23,767	89	38,117	68,967

Provision for (benefit from) income taxes	2,459	(22)	4,137	5,799
Net income	$21,308	$111	$33,980	$63,168

Net income per share:
Basic	$0.40	$0.00	$0.64	$1.09
Diluted	$0.40	$0.00	$0.64	$1.05

Shares used in computing net income per share:
Basic	53,830	56,070	53,391	58,111
Diluted	53,930	56,180	53,497	59,980

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Net income	$21,308	$111	$33,980	$63,168

Other comprehensive income (loss), net of tax:
Translation gains (losses)	75	(4)	116	15
Unrealized gains (losses) on available-for-sale securities	446	509	174	(1,159)
Reclassification adjustments for (gains) losses on available-for-sale securities included in net income	—	—	14	(1)
Unrealized gains (losses) on available-for-sale securities	446	509	188	(1,160)

Other comprehensive income (loss)	521	505	304	(1,145)

Comprehensive income	$21,829	$616	$34,284	$62,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2013	2012
Cash flows from operating activities:
Net income	$33,980	$63,168
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,758	21,915
Change in fair value of interest rate swap	(548)	1,182
Stock-based compensation	25,750	19,349
Tax effect from stock-based compensation	5,007	2,576
Gain on equity investments, net	(15,549)	(7,715)
Benefit from acquisition of production operations from VisEra	—	(8,626)
Write-down of inventories	16,910	11,125
Excess tax benefit from stock-based compensation	(3,745)	(2,576)
Loss on disposal of property, plant and equipment	171	(47)
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(64,134)	9,858
Inventories	(100,477)	(153,688)
Prepaid and deferred income taxes	(3,184)	3,932
Prepaid expenses and other assets	13,013	3,306
Accounts payable	(5,891)	(45,670)
Accrued expenses and other current liabilities	147	(6,774)
Income taxes payable	(2,293)	(2,059)
Deferred revenues, less cost of revenues	5,683	(6,086)
Net cash used in operating activities	(69,402)	(96,830)
Cash flows from investing activities:
Purchases of short-term investments	(264,426)	(76,105)
Proceeds from sales or maturities of short-term investments	279,053	137,423
Purchases of property, plant and equipment, net of sales	(29,908)	(18,483)
Purchases of long-term investments	—	(421)
Purchases and deposits for intangible and other assets	(10,271)	(6,500)
Payments for the acquisition of production operations from VisEra	(9,000)	(26,000)
Net cash provided by (used in) investing activities	(34,552)	9,914
Cash flows from financing activities:
Repayment of long-term borrowings	(3,005)	(3,453)
Excess tax benefits from stock-based compensation	3,745	2,576
Proceeds from exercise of stock options and employee stock purchase plan	7,553	19,082
Payments for repurchase of common stock	—	(100,000)
Net cash provided by (used in) financing activities	8,293	(81,795)
Effect of exchange rate changes on cash and cash equivalents	10	489
Net decrease in cash and cash equivalents	(95,651)	(168,222)
Cash and cash equivalents at beginning of period	290,492	379,379
Cash and cash equivalents at end of period	$194,841	$211,157
Supplemental cash flow information:
Taxes paid	$4,576	$1,923
Interest paid	$1,965	$2,046
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$5,893	$2,142
Acquisition of production operations from VisEra included in accrued expenses and other long-term liabilities	$—	$16,923
Write-off of employee stock-based compensation-related deferred tax assets	$1,593	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2013 and April 30, 2012 and for the three and nine months ended January 31, 2013 and 2012 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2012 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 (the “Form 10-K”).

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

Note 2 — Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for testing indefinite-lived intangible assets for impairment. The revised guidance permits a company first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative assessment will form the basis for determining whether it is necessary to perform a quantitative impairment test. The guidance is effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

In February 2013, the FASB modified the authoritative guidance on how comprehensive income is presented. The new guidance requires that companies present either in a note or parenthetically on the face of the financial statements, the effect of significant reclassification adjustments from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of January 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$1,724	$—	$—	$1,724
Corporate debt securities/commercial paper	23,737	2	(3)	23,736
	$25,461	$2	$(3)	$25,460

Contractual maturity dates, less than one year				$25,445
Contractual maturity dates, two year to twenty-three years				15
				$25,460

	As of April 30, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government debt securities with maturities less than one year	$13,232	$1	$—	$13,233
Municipal bonds	673	—	—	673
Corporate debt securities/commercial paper	26,614	—	(5)	26,609
	$40,519	$1	$(5)	$40,515

Contractual maturity dates, less than one year				$40,460
Contractual maturity dates, two years to twenty-six years				55
				$40,515

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	January 31,	April 30,
	2013	2012
Cash and cash equivalents:
Cash	$161,396	$179,078
Money market funds, certificates of deposit and U.S. government bonds	33,445	111,414
	$194,841	$290,492
Accounts receivable, net:
Accounts receivable	$177,867	$110,837
Less: Allowance for doubtful accounts	(853)	(555)
Allowance for sales returns	(5,088)	(2,489)
	$171,926	$107,793
Inventories:
Work in progress	$195,138	$149,523
Finished goods	178,197	141,817
	$373,335	$291,340
Prepaid expenses and other current assets:
Prepaid expenses	$7,446	$6,253
Deposits and other	1,689	2,209
Interest receivable	227	80
	$9,362	$8,542
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings and land use right	59,815	59,815
Buildings/leasehold improvements	24,702	24,598
Machinery and equipment	113,583	98,724
Furniture and fixtures	5,017	5,008
Software	7,246	6,901
Construction in progress	31,536	16,008
	254,899	224,054
Less: Accumulated depreciation and amortization	(92,717)	(79,262)
	$162,182	$144,792
Other long-term assets:
Deferred income tax assets — non-current	$6,991	$5,107
Other long-term assets	14,910	2,098
	$21,901	$7,205
Accrued expenses and other current liabilities:
Due to VisEra for acquisition of production operations	$9,000	$17,376
Employee compensation	9,400	9,440
Third party commissions	686	725
Professional services	2,519	2,177
Noncancelable purchase commitments	2,615	1,163
Rebates	2,187	1,545
Other	8,253	2,990
	$34,660	$35,416
Other long-term liabilities:
Interest rate swaps	$4,261	$4,809
Other	507	249
	$4,768	$5,058

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	January 31,	April 30,
	2013	2012
VisEra	$99,856	$98,719
WLCSP	21,710	19,106
XinTec	4,661	4,661
Tong Hsing	4,639	4,454
Phostek	2,000	2,000
Total	$132,866	$128,940

VisEra Technologies Company, Ltd.

In October 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of January 31, 2013, the Company owned 49.1% of VisEra Cayman.

In June 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. In fiscal 2012, approximately $26.0 million was paid to VisEra. The remaining balance of the cash consideration of approximately $16.9 million, which is net of a discount of $1.1 million, is recorded in “Accrued expenses and other current liabilities.” As of January 31, 2013, the outstanding balance of the cash consideration totaled $9.0 million.

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Nine Months Ended
	January 31,
	2013	2012
Dividend payments received from VisEra	$13,760	$—

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Equity income	$5,042	$44	$14,897	$6,608
Net effect on Cost of revenues, after elimination of unrealized intercompany profits	$4,943	$1,552	$11,695	$5,501

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP’s equity interests, or 20.0% of WLCSP’s registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. The Company has appointed a member to WLCSP’s board of directors and a supervisor. As of January 31, 2013, the Company owned 18.7% of WLCSP.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Nine Months Ended
	January 31,
	2013	2012
Dividend payments received from WLCSP	$890	$852

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Other income (expense), net” consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Equity income	$923	$544	$3,255	$2,238

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of January 31, 2013, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 15.8% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.9%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. As of January 31, 2013, the Company’s ownership in Tong Hsing was approximately 0.7%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the value of the shares on a mark-to-market basis, net of applicable deferred taxes. For the periods indicated, the Company recorded the following unrealized holding losses in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Unrealized holding gains (losses)	$445	$513	$185	$(1,150)

Phostek, Inc.

Phostek, Inc. (“Phostek”) is a privately held company that develops and manufactures light emitting diodes in Taiwan. The Company made an investment in Phostek in February 2012, for a total of $2.0 million in cash. As of January 31, 2013, the Company’s ownership in Phostek was approximately 6.9%. The Company does not have the ability to exercise significant influence over the operating and financial policies of Phostek. As a result, the Company accounts for this investment using the cost method.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each investee’s financial statement was prepared under GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Operating data:
Revenues	$42,676	$22,832	$130,175	$100,251
Gross profit	18,124	4,987	43,441	29,545
Income from operations	15,629	2,218	34,722	20,490
Net income (loss)	$10,025	$(381)	$23,665	$31,486

China WLCSP Limited

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Operating data:
Revenues	$14,036	$10,872	$42,580	$36,256
Gross profit	6,427	4,415	23,262	18,527
Income from operations	4,822	3,104	19,632	13,291
Net income	$4,938	$2,921	$17,428	$12,017

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	January 31,	April 30,
	2013	2012
Undistributed earnings of investees	$45,195	$44,898

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the change to the carrying value of the Company’s goodwill during the periods presented (in thousands):

	Nine Months Ended
	January 31,
	2013	2012
Beginning balance	$10,227	$1,122
Acquisition of production operations from VisEra	—	9,105
Ending balance	$10,227	$10,227

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	January 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$17,024	$47,976
Core technology	35,610	24,559	11,051
Patents and licenses	14,160	13,538	622
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	197	143
In-process research and development	490	245	245
Intangible assets, net	$117,000	$56,963	$60,037

	April 30, 2012
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$10,060	$54,940
Core technology	35,610	22,059	13,551
Patents and licenses	13,460	13,460	—
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	171	169
In-process research and development	490	122	368
Intangible assets, net	$116,300	$47,272	$69,028

The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Amortization of intangible assets	$942	$883	$2,727	$1,895
Amortization of acquired patent portfolio	$2,321	$2,321	$6,964	$6,964

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2013	$3,232
2014	11,885
2015	11,496
2016	11,319
2017	11,193
Thereafter	10,912
Total	$60,037

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	January 31,	April 30,
	2013	2012

Mortgage loan	$24,345	$24,760
Term loan	—	1,000
Construction loan	15,129	16,723
	39,474	42,483
Less: amount due within one year	(3,739)	(3,146)
Non-current portion of long-term debt	$35,735	$39,337

As of January 31, 2013, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage and Term Loan	Construction Loan	Total
2013	$139	$—	$139
2014	554	3,185	3,739
2015	554	3,185	3,739
2016	554	6,370	6,924
2017	22,544	2,389	24,933
Total	$24,345	$15,129	$39,474

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

The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. The Term Loan matured and was paid off on July 31, 2012; before its maturity, borrowings under the Term Loan accrued interest at the LIBOR rate plus 125 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of January 31, 2013.

Interest rates under the Mortgage Loan and the Term Loan for the dates indicated are set forth below:

	January 31,	April 30,
	2013	2012
Mortgage Loan	1.1%	1.1%
Term Loan	—	1.5

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of January 31, 2013, the total amount outstanding under the Construction Loan was Chinese Yuan 95.0 million, or approximately $15.1 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 6.1% and 6.3% at January 31, 2013 and April 30, 2012, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of January 31, 2013.

Derivative Instruments and Hedging Activities

As indicated above, the Company entered into two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The interest rate swap related to the Mortgage Loan is scheduled to expire in March 2017, while the interest rate swap related to the Term Loan expired on July 31, 2012. The swaps were set up to reduce the effect of interest rate variability on the two loans’ interest payments. During the set up, the Company did not designate the two interest rate swaps as hedging instruments. Consequently, the Company had to remeasure the two interest rate swaps at fair value at each subsequent balance sheet date, and immediately recognize any changes to the fair values in earnings. On the consolidated balance sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses. (See Note 9.)

The table below presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains (losses):
Other income (expense), net	$321	$(224)	$548	$(1,182)

	January 31,	April 30,
	2013	2012
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$4,261	$4,809

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Antidilutive common stock subject to outstanding options	2,919,000	3,028,000	2,919,000	1,222,000

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Basic:
Numerator:
Net income	$21,308	$111	$33,980	$63,168

Denominator:
Weighted average common shares for net income per share	53,830	56,070	53,391	58,111

Basic net income per share	$0.40	$0.00	$0.64	$1.09

Diluted:
Numerator:
Net income	$21,308	$111	$33,980	$63,168

Denominator:
Denominator for basic net income per share	53,830	56,070	53,391	58,111
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	100	110	106	1,869
Weighted average common shares for diluted net income per share	53,930	56,180	53,497	59,980

Diluted net income per share	$0.40	$0.00	$0.64	$1.05

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

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	January 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$29,946	$29,946	$—	$—
U.S. government debt securities and municipal bonds	1,724	—	1,724	—
Corporate debt securities/commercial paper	27,235	—	27,235	—
Equity investment in Tong Hsing	4,639	4,639	—	—
Total assets	$63,544	$34,585	$28,959	$—
Mortgage and term loan	$(24,345)	$—	$(24,345)	$—
Construction loan	(15,129)	—	(15,129)	—
Interest rate swap	(4,261)	—	(4,261)	—
Total liabilities	$(43,735)	$—	$(43,735)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	January 31, 2013
	Total	Level 1	Level 2	Level 3
Cash equivalents	$33,445	$29,946	$3,499	$—
Short-term investments	25,460	—	25,460	—
Long-term investments	4,639	4,639	—	—
Total assets	$63,544	$34,585	$28,959	$—
Current portion of long-term debt	$(3,739)	$—	$(3,739)	$—
Non-current portion of long-term debt	(35,735)	—	(35,735)	$—
Interest rate swap	(4,261)	—	(4,261)	$—
Total liabilities	$(43,735)	$—	$(43,735)	$—

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

For the Three and Nine Months Ended January 31, 2013 and 2012

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

Certificates of deposit recorded as cash equivalents and short-term investments are not measured at fair value on a recurring basis and as such are not included in the tables above. The following table sets forth the carrying value of certificates of deposit recorded as cash equivalents for the dates presented (in thousands):

	January 31,	April 30,
	2013	2012
Certificates of deposit recorded as cash equivalents	$—	$3,001

For the Company’s interest rate swap, the Company obtains fair value quotes from the issuing bank and assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swap. The carrying value represents the fair value of the swap, as adjusted for any non-performance risk associated with the Company.

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate their fair values. The fair values of the Mortgage Loan and the Construction Loan approximate book values as the underlying interest rates are based on risk-adjusted market rates.

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
OEMs and VARs	85.2%	79.2%	82.1%	78.3%
Distributors	14.8	20.8	17.9	21.7
Total	100.0%	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
China	$278,923	$112,079	$719,462	$408,742
South Korea	96,163	12,659	209,936	103,928
Malaysia	15,364	12,895	51,061	41,941
Japan	15,246	10,412	47,668	31,010
Taiwan	6,210	2,984	19,902	14,052
All other	11,607	34,164	23,685	79,510
Total	$423,513	$185,193	$1,071,714	$679,183

The Company’s long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	January 31,	April 30,
	2013	2012
Taiwan	$134,724	$138,118
China	122,617	82,933
United States	51,740	54,008
All other	877	771
Total	$309,958	$275,830

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the nine months ended January 31, 2013 (in thousands):

Additional
Paid-in
Capital
Balance at April 30, 2012	$575,935
Exercise of common stock options	832
Employee stock purchase plan	6,720
Employee stock-based compensation	25,750
Withholding tax deduction on restricted stock units	(1,555)
Tax effect from stock-based compensation	5,007
Write-off of employee stock-based compensation related deferred tax assets	(1,593)
Balance at January 31, 2013	$611,096

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the nine months ended January 31, 2013 (in thousands):

	Balance at April 30, 2012	Other Comprehensive Income (Loss), Before Tax	Related Tax Effects	Balance at January 31, 2013
Accumulated translation gains	$2,756	$179	$(63)	$2,872
Accumulated unrealized gains (losses) on available-for-sale securities, net	214	189	(1)	402
Total accumulated other comprehensive income	$2,970	$368	$(64)	$3,274

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Income before income taxes	$23,767	$89	$38,117	$68,967
Provision for (benefit from) income taxes	$2,459	$(22)	$4,137	$5,799
Effective income tax rate	10.3%	(24.7)%	10.9%	8.4%

The Company’s effective tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The American Taxpayer Relief Act, which was signed into law on January 2, 2013, retroactively extended the U.S. Federal Research and Development tax credit (“Federal R&D Credit”) from January 1, 2012 to December 31, 2013.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended January 31, 2013, the Company’s overall estimation of the current fiscal year’s annual effective tax rate reflected the adverse effect of an increase in non-deductible stock-based compensation expenses and the favorable impact from the retroactively extended Federal R&D Credit. The Company’s provision for income taxes for the three months ended January 31, 2013 was increased by an unfavorable discrete adjustment from the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies, partially offset by favorable adjustments resulting from the tax benefit from the retroactively extended Federal R&D Credit and the foreign exchange gain associated with the Company’s unrecognized tax benefits.

During the three months ended January 31, 2013, the Company reduced unrecognized tax benefits by approximately $34,000 due to the lapse of the applicable statute of limitations. During the three months ended January 31, 2013, the Company accrued an additional $281,000 of interest related to the Company’s unrecognized tax benefits. The Company is under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as additional information arises. As of January 31, 2013, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $9.0 million due to the lapse of the applicable statutes of limitations in various jurisdictions over the next 12 months.

Note 13 — Commitments and Contingencies

Commitments

During the three months ended April 30, 2011, the Company formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding the Company’s manufacturing capabilities. As of January 31, 2013, the Company has contributed $11.5 million of the committed $25.0 million registered capital. The Company is required to contribute the remaining $13.5 million by April 2014.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

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

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

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

A claim construction hearing is currently scheduled for April 18, 2013, and trial is currently scheduled to begin on March 3, 2014. The Company expects to vigorously defend itself against Ziptronix’s allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

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

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended		Nine Months Ended
Related		January 31,		January 31,
Party	Description	2013	2012	2013	2012
VisEra	Purchases of color filter and other manufacturing services	$59,921	$22,293	$146,119	$96,357
	Rent and other services(1)	929	1,013	2,752	1,013
	Balances payable at period end, net	$31,741	$8,338	$31,741	$8,338

(1)   The Company started leasing manufacturing floor space from VisEra in November 2011.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2013 and 2012

(unaudited)

The following table summarizes the transactions that VisEra engaged with related parties for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
VisEra transactions with:
TSMC:
Sales to TSMC	$102	$125	$497	$643
Purchases of manufacturing and other services	18	62	65	253
Balance payable at period end	7	20	7	20
Balance receivable at period end	$52	$85	$52	$85

The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from Powerchip Technology Corporation.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, our increased shipment volume during the three months ending January 31, 2013, the continuing shift of our sales towards our OmniBSI-2 devices, our gross margin levels for the three months ending January 31, 2013, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers’ future actions, the timing of the production of our products, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the ability of our suppliers to cost effectively expand to meet supply needs, the continued importance of the mobile phone market to our business, the continued concentration of manufacturers in the mobile phone market, the further expansion of the smartphone segment within the mobile phone market, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions, our ability to improve our inventory turnover and to generate positive cash flow, the effects of adjustments to our tax positions, and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 48 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision, the OmniVision logo, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCubeChip, OmniBSI, OmniBSI+, OmniBSI-2, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP, SquareGA and ViV are trademarks of OmniVision Technologies, Inc. Wavefront Coded and Wavefront Coding are registered trademarks of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

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

All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the imaging pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. With our OmniBSI architecture, the image sensor receives light through the back side of the chip. As a result, there is no metal wiring to block the image light, and the entire backside of the image sensor can be photo-sensitive. Not only does this enable us to produce a superior image, it also permits the front of the chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality. Capturing light on the back side of the image sensor also allows us to reduce the distance that light has to travel to the imaging pixels, and thus provide a wider angle of light acceptance. Widening the angle of acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera.

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

In January 2013, we introduced a dual-camera video sharing technology that we call Video-in-Video, or ViV™. ViV allows for the combination of video feeds from both the front- and rear-facing cameras into a single video stream.

Given the rapidly changing nature of our technology, there can be no assurance that we will not encounter delays or other unexpected production or performance issues with current or future products. During the early stages of production, production yields and gross margins for products based on new technology are typically lower than those of established products.

New Products

In February 2012, we introduced the OV9724, a 1/9-inch high definition, or HD, image sensor based on our 1.4-µm OmniBSI+ pixel architecture. The OV9724 is designed for ultra-slim, narrow-bezel devices such as smartphones, notebooks and tablets, and offers 720p HD video at 30 frames per second, or FPS, or cropped VGA video at 60 FPS. Together with OV9724, we also announced the OVM9724, which is the OV9724 packaged in our proprietary CameraCubeChip format.

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

In August 2012, we introduced a third product, the OV7695, our first VGA image sensor based on the OmniBSI+ pixel architecture. The 1/13-inch OV7695 is built on a 1.75-µm OmniBSI+ pixel architecture, and can capture VGA video at 30 FPS.

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

In October 2012, we introduced a third product, the OV8835, a 1/3.2-inch 8-megapixel CMOS image sensor based on an improved 1.4-µm OmniBSI-2 pixel architecture. The OV8835 can operate at 30 FPS for zero shutter lag high speed photograph. It is also capable of capturing full 1080p HD video at 30 FPS with electronic image stabilization, or EIS, or 720p HD video at 60 FPS with full horizontal field-of-view.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In November 2012, we introduced the OV5656, a 5-megapixel CMOS image sensor based on our 1.75-µm OmniBSI+ pixel architecture. The 1/3.2-inch OV5656 is designed to address the needs of the smartphone, tablet and digital video camera markets. The OV5656 offers full-resolution, high-speed photography at 30 FPS. It can also record 1080p HD video at 30 FPS with EIS, and 720p HD video at 60 FPS.

In January 2013, we introduced the OV4688, a 4-megapixel CMOS image sensor built on our 2-µm OmniBSI-2 pixel architecture. The 1/3-inch OV4688 captures full-resolution 4-megapixel HD video at 90 FPS, 1080p HD at 120 FPS with EIS, and 720p HD at 180 FPS. These features are designed for mobile applications that require high quality, fast frame rate HD video and photography.

In January 2013, we also introduced a liquid-crystal-on-silicon, or LCOS, chipset solution for HD pico projection systems. The chipset solution comprises the OVP7200, a single-chip color field sequential LCOS panel that displays native 720p HD video, and the OVP921, a companion chip that accepts video data from different signal inputs and provides advanced image processing. The LCOS chipset is designed for pico projection systems in mobile devices and head-up displays in automotive applications.

Capital Resources

As of January 31, 2013, we held approximately $194.8 million in cash and cash equivalents and approximately $25.5 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

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

During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications suggesting certain major economies were returning to positive growth. Our quarterly sales improved in fiscal 2011, as compared to fiscal 2010 and fiscal 2009. However, in fiscal 2012, our business was once again affected by macroeconomic uncertainties. For the nine-month period ended January 31, 2013, our sales have improved as compared to the similar prior year periods. Nevertheless, given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to timely produce and deliver reliable products in large quantities is a key competitive differentiator. Since our inception, we have shipped more than 3.7 billion image sensors, including approximately 667 million in the nine months ended January 31, 2013. We believe that these quantities demonstrate the continuing capabilities of our production system, including our sources of offshore fabrication.

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

Many of the products using our image sensors, such as mobile phones, notebooks and webcams, DSCs and cameras for entertainment applications, such as tablets, are consumer electronics goods. These mass-market consumer electronics goods generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the global economic downturn in 2009, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business beginning in the second fiscal quarter of 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of macroeconomic uncertainties in various advanced economies, some schedule delays in our product introductions and unexpected cutbacks in orders from certain of our key customers, our historical seasonal cycle was disrupted again in fiscal 2012. Beginning in fiscal 2013, our business started to recover and it is possible that the historical seasonal cycle will resume. Nonetheless, given the current economic environment, we remain cautious toward our near-term business prospects. While we believe that the market opportunities represented by mobile phones remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We believe that, like the DSC market, mobile phone, tablet, notebook and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of a broader variety of products.

As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, entertainment devices, notebooks and webcams, security and surveillance systems, digital still and video cameras, automotive and medical imaging systems as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. Recently, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs and lower gross margins for us in the nine-month period ended January 31, 2013. We currently expect that our gross margins for the fourth quarter of fiscal 2013 will also remain at lower levels than we have experienced historically in similar periods. If we are unable to spread such added cost over larger unit sales or successfully negotiate lower prices with our suppliers, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

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

revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, our relations with our customers and their end user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cutback their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and the nine months ended January 31, 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers’ production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile for the remainder of fiscal 2013, especially in the consumer-oriented product markets, and will continue to affect our ability to accurately forecast customer demand.

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

For shipment of products sold to distributors under agreements allowing for returns or credits, title and risk of ownership to the products transfer to the distributor upon shipment, and the distributor is obligated to pay for the products whether or not the distributor has sold them at the time payment is due. Under the terms of our agreements with such distributors and subject to our prior approval, distributors are entitled to reclaim from us as price adjustments the difference, if any, between the prices at which we sold the product to the distributors and the prices at which the product is subsequently sold by the distributor. In addition, distributors have limited rights to return inventory that they determine is in excess of their requirements, and accordingly, in determining the appropriate level of provision for excess and obsolete inventory, we take into account the inventories held by our distributors. For these reasons, prices and revenues are not fixed or determinable until the distributor resells the products to its customers and the distributor notifies us in writing of the details of such sales transactions. Accordingly, we recognize revenue using the “sell-through” method. Under the “sell-through” method, we defer the revenue, adjustments to revenue and the related costs of revenue until the final resale of such products to distributors’ customers. The amounts billed to these distributors, adjustments to revenue and the cost of inventory shipped to, but not yet sold by, the distributors are shown net on the Condensed Consolidated Balance Sheets as “Deferred revenues, less cost of revenues.”

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.1	75.8	82.7	70.7
Gross margin	16.9	24.2	17.3	29.3

Operating expenses:
Research, development and related	6.5	14.1	8.1	12.3
Selling, general and administrative	4.3	8.6	5.1	7.0
Amortization of acquired patent portfolio	0.5	1.2	0.7	1.0
Total operating expenses	11.3	23.9	13.9	20.3

Income from operations	5.6	0.3	3.4	9.0
Benefit from acquisition of production operations from VisEra	—	—	—	1.3
Equity in earnings of investees, net	0.2	0.3	0.3	0.3
Interest expense, net	(0.2)	(0.4)	(0.2)	(0.2)
Other income (expense), net	—	(0.1)	0.1	(0.2)
Income before income taxes	5.6	0.1	3.6	10.2

Provision for income taxes	0.6	0.0	0.4	0.9
Net income	5.0%	0.1%	3.2%	9.3%

Three Months Ended January 31, 2013 as Compared to Three Months Ended January 31, 2012

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended January 31, 2013 increased by 128.7% to $423.5 million from $185.2 million for the three months ended January 31, 2012. The increase in revenues was primarily due to a 76.0% increase in unit sales of our image-sensor products, reflecting increased unit shipments into the mobile phone, the entertainment, and the notebook and webcam markets. The increase in unit shipment in the three months ended January 31, 2013, as compared to the three months ended January 31, 2012, was principally attributable to an increase in shipment of HD sensors, the result of a significant and pervasive conversion from VGA to HD sensors in many mobile consumer applications. Unit sales for our 2-megapixel and above products also increased, commensurate with a general increase in demand for higher resolution sensors in consumer applications. The industry trend of converting from VGA to HD sensors, and the increase in demand for other higher resolution sensors, caused favorable mix shifts in our unit sales, which in turn increased our ASPs by 30.2% for the three months ended January 31, 2013 when compared to the prior year period.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was higher in the three months ended January 31, 2013 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	January 31,
	2013	2012
OEMs and VARs	85.2%	79.2%
Distributors	14.8	20.8
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended January 31, 2013, three OEM customers accounted for approximately 21.8%, 13.9% and 12.2% of our revenues, respectively. In the three months ended January 31, 2012, three OEM customers accounted for approximately 11.8%, 10.7% and 10.2% of our revenues, respectively. For the three months ended January 31, 2013 and 2012, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended January 31, 2013 was primarily attributable to changes in supply chain arrangements that our key customers’ end-user customers made during this period. As a result of these changes, only one OEM customer received significant product shipments from us in both the three months ended January 31, 2013 and the similar prior year period.

Distributors.   In the three months ended January 31, 2013, no distributor customer accounted for 10% or more of our revenues. In the three months ended January 31, 2012, one distributor customer accounted for approximately 13.7% of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2013 and 2012:

	Three Months Ended
	January 31,
	2013	2012
Domestic sales	0.2%	12.2%
Foreign sales	99.8	87.8
Total	100.0%	100.0%

We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Our sales to Asia-Pacific customers remain significant primarily due to the continuing trend of outsourcing the production of consumer electronics products to Asia-Pacific manufacturers and facilities and as a result of the expanding markets in Asia for consumer products. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of products which incorporate our image sensors. Over time, our domestic and foreign sales mix may fluctuate as a result of changes in the composition of our customer list that we experience in our business.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Domestic sales as a percentage of total revenues in the three months ended January 31, 2013 decreased to 0.2%, from 12.2% for the three months ended January 31, 2012. The decrease was attributable to a decrease in revenues from one domestic OEM customer who purchased our products directly in the prior year period, but changed their supply chain arrangement in early fiscal 2013, and had their foreign contractors issue purchase orders to us instead.

Gross Profit

Our gross margin in the three months ended January 31, 2013 decreased to 16.9% from 24.2% for the three months ended January 31, 2012. The year-over-year decrease in gross margin reflected an increase in unit shipments of our OmniBSI-2 products, which carried higher per-unit production costs when compared to products we shipped during the three months ended January 31, 2012, because of additional assembly and manufacturing costs incurred by our supply chain vendors in connection with capacity expansion. Price erosion experienced by our older products also contributed to the decrease in gross margin. In addition, we experienced a decrease in the sales of previously written-down products in the three months ended January 31, 2013, which totaled $1.4 million, as compared to $2.6 million during the same period in the prior fiscal year. We also recorded an increase in the write-down of inventories which totaled approximately $5.5 million during the three months ended January 31, 2013, as compared to $3.4 million in the similar prior year period. We recorded approximately $0.9 million in stock-based compensation expense to cost of revenues during the three months ended January 31, 2013, as compared to $0.8 million in the similar prior year period. We currently expect our OmniBSI-2 devices to continue to constitute a significant portion of our unit shipments in the fourth quarter of fiscal 2013. As a consequence, although we are working with our supply chain vendors to reduce production costs, we expect that our gross margins for the fourth quarter of fiscal 2013 will also remain at lower levels than we have experienced historically in similar periods.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for the three months ended January 31, 2013 increased to approximately $27.4 million from approximately $26.2 million for the three months ended January 31, 2012. As a percentage of revenues, research, development and related expenses for the three months ended January 31, 2013 and 2012 represented 6.5% and 14.1%, respectively.

The increase in research, development and related expenses of approximately $1.2 million, or 4.5%, for the three months ended January 31, 2013 from the similar period in the prior year resulted from: a $2.7 million increase in salary and payroll-related expenses resulting primarily from a headcount increase; a $418,000 increase in facility and office expenses; partially offset by a $2.1 million decrease in non-recurring engineering expenses related to new product development. We anticipate that research, development and related expenses will increase due to an anticipated increase in mask releases and other non-recurring engineering expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and accounting and legal expenses. Selling, general and administrative expenses for the three months ended January 31, 2013 increased to approximately $18.2 million from $15.8 million for the three months ended January 31, 2012. As a percentage of revenues, selling, general and administrative expenses for the three months ended January 31, 2013 and 2012 represented 4.3% and 8.6%, respectively.

The increase in selling, general and administrative expenses of approximately $2.4 million, or 15.0%, for the three months ended January 31, 2013 from the similar period in the prior year resulted primarily from: a $1.3 million increase in salary and payroll-related expenses resulting primarily from a headcount increase; a $0.7 million increase in commission expenses paid primarily to distributors and sales representatives; a $340,000 increase in stock-based compensation expense; partially offset by a $308,000 decrease in facility and office expenses. We anticipate that our selling, general and administrative expenses will decrease slightly during the fourth quarter of fiscal 2013 when compared with our third quarter of fiscal 2013.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain image sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended January 31, 2013 and 2012.

Equity in Earnings of Investees, Net

Equity in earnings of investees, net, for the three months ended January 31, 2013 totaled $0.9 million, as compared to $0.5 million in the prior year. Equity in earnings of investees, net for the three months ended January 31, 2013 and 2012 represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a mortgage loan and a construction loan. Interest expense, net, totaled approximately $0.7 million for the three months ended January 31, 2013, similar to the prior year period. The quarter-over-quarter change in interest expense, net, resulted from a $121,000 decrease in interest expense, offset by a $102,000 decrease in interest income. The decrease in interest expense was attributable to the accretion of less interest on the purchase consideration due VisEra in fiscal 2013 for the CameraCubeChip production operations that we acquired in October 2011, which we had paid down by $9.0 million in December 2012. The decrease in interest income was the result of balance decreases on interest-bearing accounts for the three months ended January 31, 2013 as compared to the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net, for the three months ended January 31, 2013 was an expense of $5,000, as compared to an expense of $220,000 in the prior year. Other income (expense), net, for the three months ended January 31, 2013 included a $321,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, partially offset by a $269,000 loss from foreign exchange and a $55,000 net expenditure associated with the leasing out of our office space. Other income (expense), net, for the three months ended January 31, 2012 was primarily a $223,000 loss on the interest rate swap agreements related to the mortgage loan and the term loan on our Santa Clara Property.

Provision for Income Taxes

We generated approximately $23.8 million and $89,000 in income before income taxes for the three months ended January 31, 2013 and 2012, respectively. We recorded provision for income taxes of approximately $2.5 million for the three months ended January 31, 2013 and benefit from income taxes of approximately $22,000 for the three months ended January 31, 2012, resulting in effective tax rates of 10.3% and (24.7)% for the respective periods. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The American Taxpayer Relief Act, which was signed into law on January 2, 2013, retroactively extended the U.S. Federal Research and Development tax credit, or Federal R&D Credit, from January 1, 2012 to December 31, 2013.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended January 31, 2013, our overall estimation of the current fiscal year’s annual effective tax rate reflected the adverse effect of an increase in non-deductible stock-based compensation expenses and the favorable impact from the retroactively extended Federal R&D Credit. Our provision for income taxes for the three months ended January 31, 2013 was increased by an unfavorable discrete adjustment from the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies, partially offset by favorable adjustments resulting from the tax benefit from the retroactively extended Federal R&D Credit and the foreign exchange gain associated with our unrecognized tax benefits.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

During the three months ended January 31, 2013, we reduced unrecognized tax benefits by approximately $34,000 due to the lapse of the applicable statute of limitations. During the three months ended January 31, 2013, we accrued an additional $281,000 of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as additional information arises. As of January 31, 2013, we anticipate that the balance of gross unrecognized tax benefits will decrease by $9.0 million due to the lapse of the applicable statutes of limitations in various jurisdictions over the next 12 months.

Nine Months Ended January 31, 2013 as Compared to Nine Months Ended January 31, 2012

Revenues

Revenues for the nine months ended January 31, 2013 increased by 57.8% to approximately $1.1 billion from $679.2 million for the nine months ended January 31, 2012. The increase in revenues was due to a 42.8% increase in unit sales of our image-sensor products, primarily attributable to increases in unit shipments into the mobile phone and the entertainment markets. The increase in unit shipment was primarily attributable to unit sales increases in our HD and 2-megapixel and above products, partially offset by unit sales decrease in our VGA products. The increase in unit sales for our HD products and a corresponding decrease in unit sales for our VGA products were driven by a significant trend in the consumer industry to convert from VGA to HD sensors in many mobile consumer applications. Because our HD and 2-megapixel and above products carry higher unit sales prices when compared to VGA products, this favorable product mix shift in our product sales resulted in a 10.3% increase in our ASPs.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors in the nine months ended January 31, 2013 and 2012:

	Nine Months Ended
	January 31,
	2013	2012
OEMs and VARs	82.1%	78.3%
Distributors	17.9	21.7
Total	100.0%	100.0%

OEMs and VARs.   In the nine months ended January 31, 2013, three OEM customers accounted for approximately 18.5%, 12.3% and 10.7% of our revenues, respectively. In the nine months ended January 31, 2012, one OEM customer accounted for approximately 13.9% of our revenues. For the nine months ended January 31, 2013 and 2012, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the nine months ended January 31, 2013, one distributor customer accounted for approximately 10.9% of our revenues. In the nine months ended January 31, 2012, one distributor customer accounted for approximately 13.2% of our revenues. For the nine months ended January 31, 2013 and 2012, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2013 and 2012:

	Nine Months Ended
	January 31,
	2013	2012
Domestic sales	0.2%	5.9%
Foreign sales	99.8	94.1
Total	100.0%	100.0%

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We derive the majority of our foreign sales from customers in Asia and, to a lesser extent, in Europe. Our sales to Asia-Pacific customers remain significant primarily due to the continuing trend of outsourcing the production of consumer electronics products to Asia-Pacific manufacturers and facilities and as a result of the expanding markets in Asia for consumer products. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us. Because of the preponderance of Asia-Pacific manufacturers and the fact that virtually all products incorporating our image-sensor products are sold globally, we believe that the geographic distribution of our sales does not accurately reflect the geographic distribution of sales into end-user markets of products which incorporate our image sensors. Over time, our domestic and foreign sales mix may fluctuate as a result of changes in the composition of our customer list that we experience in our business.

Gross Profit

Our gross margin in the nine months ended January 31, 2013 decreased to 17.3% from 29.3% for the nine months ended January 31, 2012. The year-over-year decrease in gross margin reflected an increase in unit shipments of our OmniBSI-2 products, which carried higher per-unit production costs when compared to products we shipped during the nine months ended January 31, 2012. A significant portion of the OmniBSI-2 products were HD sensors, and the increase in unit shipments of which reflected the trend in the consumer industry to convert from VGA to HD sensors in many mobile consumer applications. In addition, the CameraCubeChip production operations was reflected in our cost of revenues for the nine months ended January 31, 2013, whereas for the prior year period, the CameraCubeChip production operations was reflected in our cost of revenues for only a three-month period, beginning from our purchase date of October 31, 2011. We also had an increase in the write-down of inventories which totaled approximately $16.9 million during the nine months ended January 31, 2013, as compared to $11.1 million in the similar prior year period. In the nine months ended January 31, 2013, we also recorded a decrease in sales from previously written down products, which totaled $5.5 million, as compared to $10.9 million during the similar period in the prior fiscal year. We recorded approximately $3.0 million in stock-based compensation expense to cost of revenues during the nine months ended January 31, 2013, as compared to $2.0 million in the nine months ended January 31, 2012.

Research, Development and Related Expenses

Research, development and related expenses for the nine months ended January 31, 2013 increased to approximately $86.6 million from approximately $83.6 million for the nine months ended January 31, 2012. As a percentage of revenues, research, development and related expenses for the nine months ended January 31, 2013 and 2012 represented 8.1% and 12.3%, respectively.

The increase in research, development and related expenses of approximately $3.0 million, or 3.6%, for the nine months ended January 31, 2013 from the similar prior year period resulted primarily from: a $5.9 million increase in salary and payroll-related expenses; a $3.1 million increase in stock-based compensation expense; a $0.8 million increase in expenditures for design software tools; partially offset by a $6.9 million decrease in non-recurring engineering expenses related to new product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended January 31, 2013 increased to approximately $55.1 million from $47.7 million for the nine months ended January 31, 2012. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2013 and 2012 represented 5.1% and 7.0%, respectively.

The increase in selling, general and administrative expenses of approximately $7.4 million, or 15.4%, for the nine months ended January 31, 2013 from the similar period in the prior year resulted primarily from: a $2.4 million increase in stock-based compensation expense; a $1.9 million increase in legal expenses related to patent defense; a $1.6 million increase in compensation and personnel-related expenses; and a $1.5 million increase in commission expenses paid primarily to distributors and sales representatives.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain image sensor-related patents and patent applications from Kodak. Amortization of acquired patent portfolio totaled approximately $7.0 million for the nine months ended January 31, 2013 and 2012, respectively.

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

Equity in Earnings of Investees, Net

Equity in earnings of investees, net, for the nine months ended January 31, 2013 totaled $3.3 million, as compared to $2.2 million in the prior year. Equity in earnings of investees, net for the nine months ended January 31, 2013 and 2012 represented our portion of the net income recorded by WLCSP and equity method investment adjustments.

Interest Expense, Net

Interest expense, net, for the nine months ended January 31, 2013 increased to approximately $2.2 million from $1.2 million for the nine months ended January 31, 2012. The increase in interest expense, net, for the nine months ended January 31, 2013 as compared to the corresponding period in the prior year was the result of a $236,000 increase in interest expense, primarily associated with the accretion of interest on the purchase consideration payable to VisEra in fiscal 2013, and a $0.8 million decrease in interest income.

Other Income (Expense), net

Other income (expense), net, for the nine months ended January 31, 2013 was an income of $311,000, as compared to an expense of $1.4 million in the prior year. Other income (expense), net, for the nine months ended January 31, 2013 included a $0.5 million gain on the interest rate swap agreement related to the mortgage loan on the Santa Clara Property and a $261,000 loss from foreign exchange. Other income (expense), net, for the nine months ended January 31, 2012 included a $1.2 million loss on the interest rate swap agreements related to the mortgage and the term loan on the Santa Clara Property.

Provision for Income Taxes

We generated approximately $38.1 million and $69.0 million in income before income taxes for the nine months ended January 31, 2013 and 2012, respectively. We recorded provision for income taxes of approximately $4.1 million and $5.8 million for the nine months ended January 31, 2013 and 2012, respectively, resulting in effective tax rates of 10.9% and 8.4% for the respective periods.

Our quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the nine months ended January 31, 2013, our overall estimation of the current fiscal year’s annual effective tax rate reflected the adverse effect of an increase in non-deductible stock-based compensation expenses and the favorable impact from the retroactively extended Federal R&D Credit. Our provision for income taxes for the nine months ended January 31, 2013 was increased by an unfavorable discrete adjustment from income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies, partially offset by favorable adjustments resulting from the tax benefit from the retroactively extended Federal R&D Credit, the reduction of unrecognized tax benefits due to the lapse of the applicable statutes of limitations in various jurisdictions, and the foreign exchange gain associated with our unrecognized tax benefits.

During the nine months ended January 31, 2013, we reduced unrecognized tax benefits by approximately $3.6 million due to the lapse of applicable statutes of limitations in various jurisdictions. During the nine months ended January 31, 2013, we accrued an additional $0.9 million of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of January 31, 2013, we anticipate that the balance of gross unrecognized tax benefits will decrease by $9.0 million due to the lapse of statutes of limitations in various jurisdictions over the next 12 months.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Our principal sources of liquidity as of January 31, 2013 consisted of cash, cash equivalents and short-term investments totaling $220.3 million.

Liquidity

Our working capital increased to $569.4 million as of January 31, 2013, as compared to $533.2 million as of April 30, 2012. Our working capital increased as a result of: a $82.0 million increase in inventories to support the year-over-year increase in unit sales; a $64.1 million increase in accounts receivable, net, resulting from a revenue increase of $205.0 million for the three months ended January 31, 2013 from the three months ended April 30, 2012; a $7.5 million decrease in accounts payable; a $0.8 million increase in prepaid expenses and other current assets; and a $0.8 million decrease in accrued expenses and other current liabilities. These increases in working capital were partially offset by: a $110.7 million decrease in cash, cash equivalents and short-term investments primarily due to cash used in operating activities; a $6.1 million increase in deferred revenues, less cost of revenues; a $1.7 million decrease in prepaid and deferred income taxes; and a $0.6 million increase in the current portion of long-term debt.

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world, including substantial amounts held by our foreign subsidiaries. Most of the amounts held by our foreign subsidiaries could be repatriated to the U.S., but under the current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. The Term Loan was paid off in full in August 2012. As of January 31, 2013, the principal amount outstanding under the Mortgage Loan was $24.3 million.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of January 31, 2013, the principal amount outstanding under the Construction Loan was $15.1 million.

Cash Flows from Operating Activities

For the nine months ended January 31, 2013, net cash used in operating activities totaled approximately $69.4 million as compared to net cash used in operating activities of approximately $96.8 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $34.0 million for the nine months ended January 31, 2013; adjustments for non-cash charges of $25.8 million in depreciation and amortization, $25.8 million in stock-based compensation, $16.9 million in write-down of inventories, $15.5 million in gain on equity investments, net, $5.0 million in tax effect from stock-based compensation, and $3.7 million in excess tax benefits from stock-based compensation; a $13.0 million decrease in prepaid expenses and other assets; and a $5.7 million increase in deferred revenues, less cost of revenues. These increases were offset by: a $100.5 million increase in inventories; a $64.1 million increase in accounts receivable, net; a $5.9 million decrease in accounts payable; a $3.2 million increase in prepaid and deferred income taxes; and a $2.3 million decrease in income taxes payable. The $100.5 million increase in inventories was primarily driven by the need to support the year-over-year increase in unit sales. The $64.1 million increase in accounts receivable, net was caused by the increased amount of revenues recorded during the three months ended January 31, 2013 as compared to the three months ended April 30, 2012.

For the nine months ended January 31, 2012, net cash used in operating activities totaled approximately $96.8 million. The principal components of the net cash used in operating activities during the nine months ended January 31, 2012 were: net income of approximately $63.2 million for the nine months ended January 31, 2012; adjustments for non-cash charges of $21.9 million in depreciation and amortization, $19.3 million in stock-based compensation, $11.1 million in write-down of inventories, $8.6 million in benefit from acquisition of production operations from VisEra, $7.7 million in gains on equity investments, net, and $1.2 million in losses on interest rate

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

Cash Flows from Investing Activities

For the nine months ended January 31, 2013, our net cash used in investing activities totaled $34.6 million, as compared to net cash provided by investing activities of approximately $9.9 million for the corresponding period in the prior year, due to $264.4 million in purchases of short-term investments, $29.9 million in purchases of property, plant and equipment, net of sales, $10.3 million in purchases and deposits for intangible and other asset, and $9.0 million in payment for the acquisition of the CameraCubeChip production operations from VisEra, partially offset by $279.1 million in net proceeds from sales or maturities of short-term investments. For the nine months ended January 31, 2012, our cash provided by investing activities totaled $9.9 million, primarily due to $137.4 million in net proceeds from sales or maturities of short-term investments, partially offset by $76.1 million in purchases of short-term investments, $26.0 million in payment for the acquisition of the CameraCubeChip production operations from VisEra, $18.5 million in purchases of property, plant and equipment, net of sales, $6.5 million in purchases of intangible and other asset and $421,000 in purchases of long-term investment.

Cash Flows from Financing Activities

For the nine months ended January 31, 2013, net cash provided by financing activities totaled approximately $8.3 million, as compared to net cash used in financing activities of approximately $81.8 million for the corresponding period in the prior year, due to $7.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $3.7 million in excess tax benefits from stock-based compensation, partially offset by $3.0 million used to repay long-term borrowings. For the nine months ended January 31, 2012, net cash used in financing activities totaled approximately $81.8 million, due to the use of $100.0 million for the repurchase of our common stock and $3.5 million to repay long-term borrowings, partially offset by $19.1 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $2.6 million in excess tax benefits from stock-based compensation.

Capital Commitments and Resources

During the three months ended April 30, 2011, we formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., or OOC-China, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. As of January 31, 2013, we had contributed $11.5 million of the committed $25.0 million registered capital. We are required to contribute the remaining $13.5 million by April 2014. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 31, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations:
Operating leases	$5,422	$4,349	$831	$242	$—
Debt obligations(1)	39,474	3,739	10,663	25,072	—
Purchase obligations(2)	221,718	221,718	—	—	—
Total contractual obligations	266,614	229,806	11,494	25,314	—

Other Commercial Commitments:
OOC-China(3)	13,452	13,452	—	—	—
Total commercial commitments	13,452	13,452	—	—	—
Total contractual obligations and commercial commitments	$280,066	$243,258	$11,494	$25,314	$—

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of January 31, 2013, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $24.3 million and $15.1 million, respectively. See Note 7 —“Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

(2)         Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)         During the three months ended April 30, 2011, we formed OOC-China, a wholly owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities. Through January 2013, we have contributed $11.5 million of the committed $25.0 million registered capital. We are required to contribute the remaining $13.5 million by April 2014. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of January 31, 2013, the long-term income taxes payable, including estimated interest and penalties, was $85.8 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of January 31, 2013 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, revised the authoritative guidance for testing indefinite-lived intangible assets for impairment. The revised guidance permits a company first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative assessment will form the basis for determining whether it is necessary to perform a quantitative impairment test. The guidance is effective for us beginning in the first quarter of fiscal 2014. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB modified the authoritative guidance on how comprehensive income is presented. The new guidance requires that companies present either in a note or parenthetically on the face of the financial statements, the effect of significant reclassification adjustments from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for us beginning in the first quarter of fiscal 2014. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

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

As of January 31, 2013, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three and nine months ended January 31, 2013 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of January 31, 2013, the principal amount outstanding under the Construction Loan was $15.1 million. As of January 31, 2013, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.5 million of additional remeasurement losses. As of January 31, 2013, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.5 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. Before the maturity of this term loan in July 2012, we were the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income (expense), net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and nine months ended January 31, 2013.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 6.1% at January 31, 2013. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2013, any hypothetical 10% shifts in yield would not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and nine months ended January 31, 2013.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended January 31, 2013, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A claim construction hearing is currently scheduled for April 18, 2013, and trial is currently scheduled to being on March 3, 2014. We expect to vigorously defend ourselves against Ziptronix’s allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Some of these OEMs, VARs and distributors are major producers of mobile phones, including smartphones, for some of the largest companies in the mobile phone industry and may rely upon one or more key end user customers for a significant portion of their revenue. Any material delay, alteration, cancellation or reduction of purchase orders from or change in the purchasing patterns of one or more of our major customers or distributors, or their key end user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for the quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, alteration, cancellation or reduction of purchase orders, a change in purchasing patterns or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end user customers, and that are efficiently and successfully integrated into their products. In fiscal 2012, approximately 52.0% of our revenues came from sales to our top five customers. In addition, in the nine months ended January 31, 2013, approximately 58.6% of our revenues came from sales to our top five customers, including three OEM customers that accounted for approximately 18.5%, 12.3% and 10.7% of our revenues, respectively, and one distributor customer that accounted for approximately 10.9% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end user customers and attract new customers.

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

A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we had to request our suppliers to install new equipment and tooling, which increased the production costs for these new products. Because we experienced increased sales of our OmniBSI-2 products in the nine-month period ended January 31, 2013, and expect these products to constitute a significant percentage of our total sales in the fourth quarter of fiscal 2013, we anticipate that our gross margins will remain at lower levels than we have experienced historically for at least fiscal 2013. If we are unable to sufficiently increase our ASPs to offset these higher production costs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

Reductions in our average selling prices may lower our revenues and, as a result, may reduce our gross margins.

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have generally declined over time as a result. Competition in our product markets is intense and as competition continues to intensify, we anticipate that these pricing pressures will increase. Although we experienced an increase in our ASPs for the three months ended January 31, 2013 as a result of favorable product mix, we expect that the ASPs for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Historically we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that have existed since fiscal 2009 have made it extremely challenging to accurately predict customer demand because demand has demonstrated increased volatility. Although we have experienced increased customer demand during the fourth quarter of fiscal 2012 and the nine months ended January 31, 2013, there is no guarantee that customer demand will continue to increase or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third fiscal quarters of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user customers’ products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders.

We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. During the fourth quarter of fiscal 2012 and the nine months ended January 31, 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers’ production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile throughout the remainder of fiscal 2013, especially in the consumer-oriented product markets, and will continue to affect our ability to accurately forecast customer demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

Our success has been, and will continue to be, dependent upon manufacturers and their customers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers and their customers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions on a timely basis that satisfy the manufacturers’ and their customers’ requirements and specifications. Our ability to achieve design wins is subject to numerous risks including competitive pressures, the compatibility of our products with newly developed technologies or designs used in our customers’ products, as well as delays in our product development cycle. Even if our products meet the manufacturers’ and their customers’ requirements and specifications, we may not succeed in achieving a particular design win due to factors out of our control, such as customers’ preferences or other business decisions that determine the components to be used in a product. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier’s products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, efforts and risks associated with qualifying a new supplier and modifying its design platforms. In addition, there is no guarantee that we will be able to continue to achieve design wins with manufacturers with which we have achieved design wins in the past. As manufacturers take on new projects for their customers, there is no obligation on their part to continue to design our products into their customers’ new products. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to grow our business in the future will be impaired.

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

During the latter part of fiscal 2010 and throughout fiscal 2011, we saw indications suggesting that certain major economies were returning to positive growth. Our quarterly sales improved in fiscal 2011, as compared to fiscal 2010 and 2009. However, in fiscal 2012, our business was once again affected by macroeconomic uncertainties. For the nine-month period ended January 31, 2013, our sales have improved as compared to the similar prior year periods. Nevertheless, given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

•                  our ability to achieve design wins;

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

•                  adverse changes in domestic or global economic conditions;

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $24.3 million as of January 31, 2013. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record its fair value change in our Consolidated Statements of Income, in “Other income (expense), net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

Many of the products using our image sensors, such as mobile phones, notebooks and webcams, DSCs and cameras for entertainment applications, such as tablets, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the global economic downturn, we experienced weaker than normal conditions in all of our markets in the third and fourth quarters of fiscal 2009. With the return to profitability in our business beginning with the second quarter of fiscal 2010 and throughout fiscal 2011, it appeared that the historical seasonal cycle had resumed its influence on our business. However, as a result of recent macroeconomic uncertainties, some schedule delays in our product introductions and unexpected cutbacks in orders from some of our key customers, our historical seasonal cycle in fiscal 2012 was again disrupted. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

Our business strategy depends in large part on the continued growth of the various markets into which we sell our image-sensor products, including the markets for mobile phones, notebook and webcams, digital still and video cameras, commercial and security and surveillance applications, entertainment devices such as tablets, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been, and may continue to be, adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected, and may continue to negatively affect, our business.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2013, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $60.0 million and our long-term investments totaled approximately $132.9 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash balance has decreased over the nine months ended January 31, 2013 as a result of increased spending on our OmniBSI-2 inventories in anticipation of increased sales of these products and increases in our accounts receivable that resulted from our significant increase in sales during the third quarter of fiscal 2013. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months, if we are unable to sell our OmniBSI-2 products or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As of January 31, 2013, we held cash and cash equivalents totaling $194.8 million, and short-term investments totaling $25.5 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of January 31, 2013, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

During fiscal 2012 and the nine months ended January 31, 2013, approximately 21.9% and 17.9%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2012 and the nine months ended January 31, 2013. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

As our business grows and becomes more complex, it is necessary that we expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business. During the three months ended July 31, 2008, we substantially completed the implementation of a new ERP based on a suite of application software developed by Oracle Corporation. We have made and will continue to make further enhancements and upgrades to the ERP, as necessary. Significant management attention and resources have been used and extensive planning has occurred to support effective implementation of the new ERP system. However, such implementation, as well as enhancements or upgrades to the system, carries certain risks, including the risk of significant design errors that could materially and adversely affect our operating results and impact our ability to manage our business. As a result, there is a risk that deficiencies may exist in the future and that they could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through January 31, 2013, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on March 5, 2013 was $13.26 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Dated: March 8, 2013

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 8, 2013

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