Form 10-K
period 2013-04-30
OMNIVISION TECHNOLOGIES INC
filed 2013-06-28
CIK 1106851

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 31, 2012, the last business day of Registrant's most recently completed second fiscal quarter, there were 53,541,659 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on October 31, 2012 was approximately $765.6 million. Shares of Registrant's common stock held by the Registrant's executive `officers and directors and by each entity that owns five percent or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of June 20, 2013, 54,657,293 shares of common stock of the Registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2013 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2013

PART I

ITEM 1.    BUSINESS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as "anticipates," "believes," "expects," "intends," "may," "outlook," "plans," "seeks," "will" and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the continuing shift of our sales towards our OmniBSI-2 devices, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers' future actions, the timing of the production of our products, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the ability of our suppliers to cost effectively expand to meet supply needs, the continued importance of the mobile phone market to our business, our expectations regarding market preferences with respect to image sensor technologies, the continued concentration of manufacturers in the mobile phone market, the further expansion of the smartphone segment within the mobile phone market, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end-users of our products, the continued improvement of general global and domestic economic conditions, our ability to improve our inventory turnover and to generate positive cash flow, the effects of adjustments to our tax positions and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part I under the caption "Item 1A. Risk Factors," beginning on page 16 of this Annual Report and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

        OmniVision, the OmniVision logo, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCubeChip, OmniBSI, OmniBSI+, OmniBSI-2, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP and SquareGA and ViV are trademarks of OmniVision Technologies, Inc. Wavefront Coded and Wavefront Coding are registered trademarks of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

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

        Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2013, macroeconomic conditions appeared to gradually improve and our quarterly and annual sales also improved as compared to the similar prior year periods. Nevertheless, given the current economic environment and continuing uncertainties that exist, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

  Market Environment

        We sell our products worldwide directly to OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customers within a product group. Thus, we have marketing teams that address the mobile phone market, the entertainment market, the notebook and webcam market, the digital still camera, or DSC, market, the security and surveillance market, and the automotive and medical markets.

        In the mobile phone market in particular, future revenues depend to a large extent on an extensive design win process where a particular mobile phone maker determines which image sensor to design into one or more specific models. The time lag between design win and volume shipments varies from as little as three months to as much as 12 months, which could cause an unexpected delay in generating revenues, especially during periods of product transitions. Design wins are also an important driver in the many other markets that we address. In some markets, such as automotive or medical applications, the time lag between a particular design win and revenue generation can be longer than one year.

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 4.0 billion image sensors, including approximately 855 million in fiscal 2013. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

        Many of the products using our image sensors, such as mobile phones, entertainment applications such as tablets, notebooks and webcams, and DSCs, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the macroeconomic uncertainties that have existed during the past several years, the seasonal cycle of our business has been less predictable. Beginning in fiscal 2013, our business started to recover and the seasonal cycle in our business became very pronounced. Nonetheless, given the current economic environment, we remain cautious toward our near-term business prospects and the return of the historical seasonal cycle of our business. Should the historical seasonal cycle return, we also believe that our fiscal 2014 seasonal cycle will be less pronounced when compared to fiscal 2013. While we believe that the market opportunities represented by mobile phones and entertainment applications such as tablets remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

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

        In addition, from time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. While these efforts have rarely had any long-term success, the new entrants do sometimes manage to gain market share in the short-term by pricing their products significantly below current market levels, which may put additional downward pressure on the prices that we can obtain for our products.

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. We have also started to ship our CameraCubeChip products, which carries a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products may also mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

        Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. Recently, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs and lower gross margins for us in fiscal 2013. If we are unable to spread such added cost over larger unit sales or successfully negotiate lower prices with our suppliers, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

        Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to supply constraints, semiconductor companies were unable to meet the product demands of their customers and had to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges as we sought to meet our customers' demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cut back their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers' production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2014, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

  Technology

        Image Sensor Technologies

        In May 2008, we announced a new approach to CMOS image sensor design we call OmniBSI™ technology. OmniBSI technology is based on an idea called back side illumination, or BSI. All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the imaging pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. This type of pixel architecture is referred to as the front side illumination, or FSI, architecture. With our OmniBSI architecture, the image sensor receives light through the back side of the chip. As a result, there is no metal wiring to block the image light, and the entire backside of the image sensor can be photo-sensitive. Not only does this enable us to produce a superior image, it also permits the front of the chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality. Capturing light on the back side of the image sensor also allows us to reduce the distance the light has to travel to the imaging pixels, and thus provide a wider angle of light acceptance. Widening the angle of light acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera module.

        Since 2008, we have continued to refine our BSI technology. In February 2010, we announced our OmniBSI-2™ architecture built on the advanced 300 mm copper process at the facilities of TSMC. The OmniBSI-2 architecture represents our second-generation BSI technology and enables us to design imaging pixels as small as 1.1 µm in dimension. In January 2012, we introduced new image sensors based on OmniBSI+™, our improved 1.4 µm OmniBSI architecture. The OmniBSI+ architecture offers significant performance and image quality improvements over our original OmniBSI pixel architecture, and maintains a comparable cost structure.

        CameraCubeChip Technology

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

        Other Technologies

        In March 2010, we acquired Aurora Systems, Inc., or Aurora, a privately-held company incorporated in California. Aurora is a supplier of liquid crystal on silicon, or LCOS, devices for use in mobile projection applications and high definition home theater projection systems. With the acquisition of Aurora, we acquired advanced image projection technology to capitalize on trends in the emerging video-projection consumer market.

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

  Integrated Camera Solutions

        We have also developed a significant level of in-house expertise in applied optical science with proprietary technologies to integrate our image sensors with wafer-level optics. We now offer total camera solutions which we market as CameraCubeChips, and are tailored to our customers' specific imaging requirements.

Products

        Our main products, CameraChip image-sensing devices, are used to capture images electronically and are used in a number of consumer and commercial mass-market applications. Our image-sensor products have a variety of features, including:

Product Features

CMOS CameraChip image sensors	Color or black and white
Illumination Technique	Front side illumination or back side illumination
Resolutions	CIF (352 × 288 pixels) to 16-megapixels (4,608 × 3,456 pixels)
Output signal	Analog and digital
Operating voltage	5 volt to 1.2 volt
Optical lens/array size	1/18 to 1/2.3 inch formats

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

        In October 2012, we also introduced a new CameraCubeChip imaging device, the OVM7695. It is a compact VGA CameraCubeChip with a module size of 2.4 × 2.4 × 2.3 mm. The OVM7695 is built on an optimized 1.75-µm OmniBSI+ pixel design, capable of capturing high-quality VGA video at 30 FPS.

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

        In January 2013, we also introduced a LCOS chipset solution for HD pico projection systems. The chipset solution comprises the OVP7200, a single-chip color field sequential LCOS panel that displays native 720p HD video, and the OVP921, a companion chip that accepts video data from different signal inputs and provides advanced image processing. The LCOS chipset is designed for pico projection systems in mobile devices and head-up displays in automotive applications.

        In April 2013, we introduced the OV9728, a 720p HD image sensor based on our 1.75-µm OmniBSI+ pixel architecture. The 1/6.5-inch OV9728 captures 720p HD video at 30 FPS or high quality cropped VGA video at 60 FPS. The OV9728 is designed specifically for front-facing camera applications in notebooks, tablets, smartphones, and smart TVs.

        In April 2013, we also introduced the OV2724, a 1/6-inch 1080p HD image sensor based on our 1.34-µm OmniBSI-2 pixel architecture. The OV2724 captures 1080p HD video at 60 FPS with enhanced high dynamic range, and has the capability to reduce or eliminate common sources of image contamination, such as fixed pattern noise and smearing. The OV2724 is designed for front-facing camera applications in smartphones, tablets and notebooks.

Strategic Investments and Acquisitions

  Joint Venture with TSMC

        In October 2003, we entered into an agreement with TSMC, to form VisEra, a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to CMOS image sensors. In August 2005, we and TSMC formed VisEra Holding Company, or VisEra Cayman, a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. We and TSMC have equal interests in VisEra Cayman.

        In June 2011, we entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. We introduced the CameraCubeChip imaging devices near the end of fiscal 2009, and we had been outsourcing the production to VisEra. With the acquisition, we enhanced our CameraCubeChip production capabilities. See Note 5—"Long-Term Investments," Note 6—"Acquisition of Production Operations from VisEra," and Note 18—"Related Party Transactions" to our consolidated financial statements.

  Acquisition of Aurora

        In March 2010, we acquired Aurora. Aurora designed, marketed and sold LCOS-based microdisplay panels. These microdisplay panels are used for projection applications in consumer electronics, industrial, aerospace and mobile viewing platforms. We believe there is an emerging trend for video-projection applications in the consumer market. The advanced image projection technology we acquired through Aurora is intended to enable us to capitalize on this trend.

  Acquisition of Kodak Patents

        In March 2011, we acquired certain image-sensor related patents and patent applications from Eastman Kodak Company, or Kodak. In connection with the acquisition, we granted to Kodak world-wide, non-exclusive royalty-free licenses, without the right to sublicense, to use the purchased patents to manufacture and sell current image-sensor products and other Kodak products incorporating image sensors.

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

        CMOS image sensors are typically less expensive to produce and consume significantly less power than CCDs. When originally introduced, the quality of CMOS image sensors lagged behind that of CCDs, but in recent years, advances in semiconductor manufacturing processes and design techniques have led to significant improvements in CMOS image sensor performance and image quality. Smaller circuits and better current control made it possible to design CMOS image sensors that provide image quality comparable to that of CCDs of comparable resolution. As a result, CMOS image sensors are now widely used in camera-equipped mobile phones, entertainment applications such as tablets, notebooks and webcams, DSCs, security and surveillance systems, and increasingly in automotive and medical applications, all areas where high image quality, low power consumption, small size and low cost are important considerations.

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

  CMOS Image Sensors versus CCD Image Sensors

        One of the critical differences between CCD and CMOS image sensors is the way in which each processes an electrical charge, or a signal. Cameras employing CCDs require an additional integrated circuit called an analog-to-digital converter to convert a signal from analog to digital format. In contrast, image sensors based on the CMOS manufacturing process are able to integrate a number of functions on one device, enabling all of the conversion circuitry to be incorporated in a single image sensor chip. This high level of integration reduces the overall number of components and system complexity, and reduces the space required for them. We have seen multiple markets, such as security, automotive, as well as DSCs, transitioning away from CCDs, a process that we expect to continue.

  Market Opportunity

        Demand for CMOS image sensors for use in mobile phones continued to account for a substantial portion of our revenue in fiscal 2013. Other applications and markets that we are currently serving or that are developing include embedded applications for entertainment devices such as tablets, notebooks and webcams, security and surveillance, DSCs, and automotive and medical applications. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.

Customers

        We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. Often times, contract manufacturers and distributors serve multiple end-user customers in the consumer device markets, and end-user customers also engage multiple contract manufacturers and distributors. During fiscal 2013, we shipped approximately 855 million image sensors, an increase of 39.0% from approximately 615 million image sensors in fiscal 2012.

        In fiscal 2013, we derived approximately 81.2% of our revenues from sales to OEMs and VARs and approximately 18.8% of our revenues from sales through distributors. The three OEM customers that accounted for 10% or more of our revenues in fiscal 2013 were LG Innotek Co., Ltd., Foxconn Technology Group, and Cowell Electronics Co., Ltd., which accounted for approximately 18.0%, 10.7%, and 10.3% of our revenues, respectively. The one distributor that accounted for 10% or more of our revenues in fiscal 2013 was World Peace Industrial Group, which accounted for approximately 11.7% of our revenues. No other OEM, VAR or distributor accounted for 10.0% or more of our fiscal 2012 revenues.

Sales and Marketing

        We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2013, our sales and marketing organization had a total of 182 full-time employees. We also had 12 independent distributors, 10 of which are located outside the United States.

        Sales outside of the United States represented approximately 98.3%, 93.1% and 99.7% of our revenues in fiscal 2011, 2012 and 2013, respectively. We expect that sales outside of the United States will continue to account for a very large proportion of our revenues. We use distributors outside the United States principally to facilitate the logistics of the transactions in question and provide credit to end-user customers. These distributors also assume responsibility for collections, product returns and customer support. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our imaging solutions.

Research and Development

        We have designed the internal structure of our CMOS CameraChip and CameraCubeChip image sensors in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that we can rapidly modify for use in new product developments. We design circuit improvements so that we can transfer them readily to other CameraChip image sensor products to help reduce total development time and cost for new products. Our CameraCubeChip imaging devices also include integrated wafer-level optics. We developed our wafer-level optical technology with scalability and manufacturability in mind, enabling us to introduce a larger portfolio of CameraCubeChip products in the future. As of April 30, 2013, we had a total of 630 full-time employees engaged in research and development. Research, development and related expenses for fiscal 2011, 2012 and 2013 were approximately $88.5 million, $110.7 million and $113.2 million, respectively.

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip and CameraCubeChip image sensors. As of April 30, 2013, we have been issued 583 United States patents which expire between May 2013 and November 2031. We have also received 736 foreign patents which expire between January 2015 and December 2029. As of April 30, 2013, we have 248 additional United States patent applications pending, of which 13 have been allowed, and we have 855 foreign patent applications pending, of which 40 have been allowed.

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

  Color Filter Application

        The majority of our fiscal 2013 image sensor sales were color image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixels in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel. We outsource these manufacturing steps primarily to VisEra.

  Wafer Probe Testing

        After wafer fabrication, color filter application, if required, and micro-lens application, wafers are designated for either unpackaged or packaged deliveries. For unpackaged deliveries, referred to as chip-on-board, or COB, the wafers are tested using a process called wafer probe testing. The process identifies the good die on each wafer. We outsource wafer probe testing primarily to King Yuan Electronics Co., Ltd. and Tong Hsing Electronic Industries, Ltd., or Tong Hsing, an investee company. We then rely on Tong Hsing to prepare the good die as identified during the wafer probe testing for final delivery in a format referred to as reconstructed wafers.

  Packaging

        We support various packaging methods that are widely used for optical image sensor chips. In the case of chip scale packaged, or CSP, products, the wafers are packaged and then diced into chips. These packages have a glass lid to allow light to pass through to the image sensor array. We rely primarily on XinTec Inc., or XinTec, an investee company, for our CSP products. For other plastic and ceramic packaged products, the wafers are diced first and then packaged. We rely primarily on Lingsen Precision Industries Co., Ltd., or Lingsen, and Tong Hsing for such packaging services.

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

  Final Testing

        High volume final product testing is a critical element in the production of our image sensors. Having this capability is a substantial barrier to entry for potential competitors. Production final testing instruments designed for conventional CMOS devices are not sufficient for testing image sensors, because an optical image must be captured and checked in addition to checking the standard logic and electrical functions. For our packaged products and CameraCubeChip imaging devices, we have installed high-throughput automated final test equipment built to our specifications at our testing facility in Shanghai, China. The final test equipment have automated handling capability, a lighting and lens system, a changeable image source and automated output sorting by functionality. The system is programmable so that testing criteria and methodology can be changed easily to accommodate new products or special testing requirements.

  Product Quality Assurance

        We focus on product quality through all stages of the design and manufacturing process. We submit all our designs to in-depth circuit simulation before we commit them to silicon. Before we commit a new product to production, we fabricate test wafers, package test chips and test the final product. We keep initial production runs to a minimum until sufficient products have completed the entire manufacturing and testing process and met the product specifications. It is only then that we will commit the product to full production runs.

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

Backlog

        Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2012 and 2013, our backlog was approximately $237.8 million and $340.3 million, respectively. The increase in our backlog reflects, in part, an increase in product demand. Our current backlog is subject to cancellation or changes in delivery schedules, and may not necessarily be an indication of future revenue.

Employees

        As of April 30, 2013, we had a total of 2,057 full-time employees, 413 located in the United States, and 1,644 in China, Germany, India, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any material work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

        For information about revenues and long-lived assets by geographic region/country, see Note 16—"Segment and Geographic Information" in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Executive Officers of the Registrant

        The following persons are our executive officers as of the filing date of this report:

Name	Age	Position
Shaw Hong	75	Chief Executive Officer and Director
Raymond Wu	58	President
Anson Chan	44	Vice President of Finance and Chief Financial Officer
Y. Vicky Chou	50	Senior Vice President of Global Management and General Counsel
Ray Cisneros	50	Senior Vice President of Worldwide Sales and Sales Operations
John Li	45	Vice President of System Technologies
Howard Rhodes	64	Chief Technical Officer
Henry Yang	48	Chief Operating Officer and Director
Zille Hasnain	58	Vice President of Quality and Reliability

        Shaw Hong, one of our cofounders, has served as one of our directors and as our Chief Executive Officer since May 1995, and as our President from May 1995 to December 2012. Mr. Hong holds a

B.S. degree in electrical engineering from Jiao Tong University in China and an M.S. degree in electrical engineering from Oregon State University.

        Raymond Wu, one of our cofounders, has served as our President since December 2012. From 2006 to 2012, Mr. Wu served as President of EU3C USA, Inc., a consumer electronics company. Prior to August 2006, Mr. Wu served as one of our directors since May 1995, and as our Executive Vice President since October 1999. Prior to October 1999, Mr. Wu was the head of our sales department and our engineering department. Mr. Wu received a B.S. degree in electrical engineering from Chung-Yuan University in Taiwan and an M.S. degree in electrical engineering from Wayne State University.

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

Risks Related to Our Business

  For the majority of our revenues, we depend on a few key customers and, the loss of one or more of our key customers, or their key end-user customers, could significantly reduce our revenues.

        A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Some of these OEMs, VARs and distributors are major producers of mobile phones, including smartphones, for some of the largest companies in the mobile phone industry and may rely upon one or more key end-user customers for a significant portion of their revenue. Any material delay, alteration, cancellation or reduction of purchase orders from or change in the purchasing patterns of one or more of our major customers or distributors, or their key end-user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for that quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end-user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, alteration, cancellation or reduction of purchase orders, a change in purchasing patterns or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers', including their key end-user customers', demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end-user customers, and that are efficiently and successfully integrated into their products. In fiscal 2012 and 2013, approximately 52.0% and 57.7%, respectively, of our revenues came from sales to our top five customers. In addition, in fiscal 2013, three OEM customers accounted for approximately 39.0% of our revenues, and one distributor customer accounted for approximately 11.7% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

        A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we had to request our suppliers to install new equipment and tooling, which increased the production costs for these new products. Because we experienced increased sales of our OmniBSI-2 products in fiscal 2013, and expect these products to constitute a significant percentage of our total sales in fiscal 2014, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. If we are unable to sufficiently increase our ASPs to offset these higher production costs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

  Reductions in our average selling prices may lower our revenues and, as a result, may reduce our gross margins.

        We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have generally declined over time as a result. Competition in our product markets is intense and as competition continues to intensify, we anticipate that these pricing pressures will increase. Although we experienced an increase in our ASPs for the three months ended April 30, 2013 as a result of favorable product mix, we expect that the ASPs for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Historically we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

  Sales of our image-sensor products for mobile phones, including smartphones, account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

        Sales to the mobile phone market, including smartphones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 56% and 59% of our revenues in fiscal 2012 and 2013, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2014 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 66% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, such as the cutback we experienced in our second quarter of fiscal 2012, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to correctly forecast customer demand and timely deliver products at competitive prices, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in our target markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

        Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that have existed since fiscal 2009 have made it extremely challenging to accurately predict customer demand because demand has demonstrated increased volatility. Although we have experienced increased customer demand during the fourth quarter of fiscal 2012 and reported record revenues in fiscal 2013, there is no guarantee that customer demand will continue to increase or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third fiscal quarters of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user customers' products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders.

        We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. During the fourth quarter of fiscal 2012 and throughout fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers' production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile throughout in fiscal 2014, especially in the consumer-oriented product markets, which can continue to affect our ability to accurately forecast customer demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

  Our future success depends on the timely development, introduction, marketing and selling of new products, which we might not be able to achieve.

        Our failure to successfully develop new products that achieve market acceptance in a timely fashion and that can be efficiently and successfully integrated with our customers', including their key end-user customers', products could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products. For example, during the first half of fiscal 2012, we experienced an unanticipated extension in the product development cycle of our OV8830 product. This delayed the production ramp up of this new sensor. By the end of our second quarter of fiscal 2012, we were only shipping this product in very limited quantities, which had an adverse effect on our revenues. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

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

        Our success has been, and will continue to be, dependent upon manufacturers and their customers designing our image-sensor products into their products. To achieve design wins, which are decisions by manufacturers and their customers to design our products into their systems, we must define and deliver cost effective and innovative image-sensor solutions on a timely basis that satisfy the manufacturers' and their customers' requirements and specifications. Our ability to achieve design wins is subject to numerous risks including competitive pressures, the compatibility of our products with newly developed technologies or designs used in our customers' products, as well as delays in our product development cycle. Even if our products meet the manufacturers' and their customers' requirements and specifications, we may not succeed in achieving a particular design win due to factors out of our control, such as customers' preferences or other business decisions that determine the components to be used in a product. If we do not achieve a design win with a prospective customer, it may be difficult to sell our image-sensor products to such prospective customer in the future because once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs, time, efforts and risks associated with qualifying a new supplier and modifying its design platforms. In addition, there is no guarantee that we will be able to continue to achieve design wins with manufacturers with which we have achieved design wins in the past. As manufacturers take on new projects for their customers, there is no obligation on their part to continue to design our products into their customers' new products. Accordingly, if we fail to achieve design wins with key device manufacturers that embed image sensors in their products, our market share or revenues could decrease. Furthermore, to the extent that our competitors secure design wins, our ability to grow our business in the future will be impaired.

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

        We rely on VisEra for the color filter application of our completed wafers. In addition, we rely on Lingsen and Tong Hsing for substantially all of our ceramic chip packages. We rely on XinTec, an investee company, for CSP packages, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in COB packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers' ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

        Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2013, macroeconomic conditions appeared to gradually improve and our quarterly and annual sales also improved as compared to the similar prior year periods. Nevertheless, given the current economic environment and continuing uncertainties that exist, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

        In addition, third parties may assert claims of infringement and misappropriation of proprietary rights based on the use or resale of our products against our suppliers or the OEMs, VARs or distributors with whom we do business. In addition, the end-user customers of these OEMs, VARs or distributors may also be named as parties in these claims. Under our agreements with these parties, we may be required to defend protracted and costly litigation on their behalf, regardless of the merits of these claims, or to indemnify these parties for such claims. Because our suppliers and our customers and their end-user customers are often times much larger than we are and have much greater resources than we do, they may be more likely to be the target of an infringement or misappropriation of proprietary rights claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit or of being required to indemnify these parties. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. Recently, infringement claims relating to our image sensors were brought against some of the end-user customers of our customers. These customers or their applicable end-user customers have requested indemnification from us for this matter. Although we are unable at this time to estimate any possible loss and it is uncertain whether this matter will result in any material expense to us, if we are ultimately required to make indemnification payments to these customers or their end-user customers, it could result in us being forced to pay significant damages on behalf of our customers or their end-user customers that could increase our expenses, disrupt our ability to sell our products and reduce our revenue. A party making an infringement or misappropriation of proprietary rights claim against our customers or their end-user customers, if successful, could also secure an injunction or other court order that could prevent our customers or their end-user customers from selling their products that incorporate our image sensors. If we are required or agree to defend or indemnify any of our suppliers, customers or their end-user customers in connection with any claims of infringement or misappropriation of proprietary rights or injunctions are secured by third parties that prevent the sale of products that incorporate our image sensors, we could incur significant costs and expenses and experience a significant decrease in our revenue that could adversely affect our business, operating results or financial condition.

  We may be unable to adequately protect our intellectual property, and therefore we may lose some of our competitive advantage.

        We rely on a combination of patent, copyright, trademark and trade secret laws as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It is possible that existing or future patents may be challenged, invalidated or circumvented. We have experienced the cancellation of a patent in the past and although we do not believe this cancellation had a material adverse effect on our business or prospects, there may be other situations where our inability to adequately protect our intellectual property rights could materially and adversely affect our competitive position and operating results. If a third party can copy or otherwise obtain and use our products or technology without authorization, develop corresponding technology independently or design around our patents, this could materially adversely affect our business and prospects. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Any disputes over our intellectual property rights, whatever the ultimate resolution of such disputes, may result in costly and time-consuming litigation or require the license of additional elements of intellectual property for a fee.

  Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

        We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $24.2 million as of April 30, 2013. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record its fair value change in our Consolidated Statements of Income, in "Other income (expense), net." The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

        We are also exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

  Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

        Many of the products using our image sensors, such as mobile phones, notebooks and webcams, DSCs and cameras for entertainment applications, such as tablets, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the macroeconomic uncertainties that have existed during the past several years, the seasonal cycle of our business has been less predictable. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

        Our business strategy depends in large part on the continued growth of the various markets into which we sell our image-sensor products, including the markets for mobile phones, entertainment devices such as tablets, notebook and webcams, digital still and video cameras, commercial and security and surveillance applications, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been, and may continue to be, adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected, and may continue to negatively affect, our business.

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

        Our products are based upon evolving technology, and because we integrate many functions on a single chip, are highly complex. The integration of additional functions into already complex products could result in a greater risk that customers or end-users could discover latent defects or subtle faults after we have already shipped significant quantities of a product. Although we test our products, we have in the past and may in the future encounter defects or errors. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.

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

        We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2013, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $56.8 million and our long-term investments totaled approximately $139.7 million.

  If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

        Our cash balance decreased over fiscal 2013 as the result of our lower profitability when compared to our historical periods, and our increase in working capital to support our significantly increased revenues during the year. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months, if we are unable to sell our OmniBSI-2 products or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

        As of April 30, 2013, we held cash and cash equivalents totaling $190.1 million, and short-term investments totaling $22.2 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of April 30, 2013, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

  The use of our image sensors in end-user products in the medical and automotive industries could result in us being named as a defendant in product liability claims, which could adversely affect our business and reputation.

        Our image sensors have been incorporated into certain end-user products in the medical and automotive industries, and we expect that they will continue to increase as a percentage of our overall business. The use of the medical and automotive industry products into which our image sensors are designed could result in an unsafe condition, injury, or even death as a result of, among other factors, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims seeking damages for personal injury, and we could be named as a defendant in such claims. Because the outcome of product liability claims is not predictable and is difficult to assess or quantify, we cannot provide assurance that such claims will not materially adversely affect our business or damage the reputation of our products or our company.

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

        During fiscal 2012 and fiscal 2013, approximately 21.9% and 18.8%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

        Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2012 and 2013. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

        The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through June 20, 2013, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on June 20, 2013 was $18.96 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices are located in a complex of four buildings in Santa Clara County, California, or our Santa Clara Property, totaling approximately 207,000 square feet which we purchased for an aggregate price of approximately $37.5 million. Please see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity" on page 64 below for a description of the Loan and Security Agreement, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture, and Stock Pledge Agreement that we entered into in connection with the purchase of our Santa Clara Property.

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

        On November 22, 2011, Defendants Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp. (collectively "TSMC") filed amended counterclaims asserting that Ziptronix has infringed, actively induced infringement of, and/or induced contributory infringement of the following five patents: U.S. Patent Nos. 6,682,981 ("Stress Controlled Dielectric Integrated Circuit Fabrication"), 7,307,020 ("Membrane 3D IC Fabrication"), 6,765,279 ("Membrane 3D IC Fabrication"), 7,385,835 ("Membrane 3D IC Fabrication"), and 6,350,694 ("Reducing CMP Scratch, Dishing and Erosion by Post CMP Etch Back Method for Low-K Materials"). Ziptronix answered the amended counterclaims on December 9, 2011 and denied each of TSMC's infringement claims against it.

        On August 9, 2012, Ziptronix filed a second amended complaint adding claims that the defendants infringe the following three patents: U.S. Patent Nos. 8,153,505 ("Method for Low Temperature Bonding and Bonded Structure"), 8,043,329 ("Method for Low Temperature Bonding and Bonded Structure"), and 7,871,898 ("Method for Low Temperature Bonding and Bonded Structure"). We answered the second amended complaint on August 27, 2012, and denied each of Ziptronix's infringement claims against us.

        Claim construction briefing has been submitted, and trial is currently scheduled to begin on March 3, 2014. We expect to vigorously defend ourselves against Ziptronix's allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

  In re OmniVision Technologies, Inc. Litigation

        On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular regarding the use of our imaging sensors in Apple Inc.'s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-CV-5235 (RMW) (the "Securities Case"). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of our common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants' motion to dismiss. No trial date has been set. We are currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

  In re OmniVision Technologies, Inc. Derivative Litigation

        On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of our current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875. On March 12, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in the Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of us. We are named solely as a nominal defendant against whom no recovery is sought. The proceedings in these derivative actions have been stayed by agreement pending the outcome of a future summary judgment motion in the Securities Case. We are currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

  Requests for Indemnification

        In March 2011, a third party filed a complaint in a federal district court asserting patent infringement claims against some of the end-user customers of our products. Among other things, the complaint asserts that the defendants' products incorporating our image sensors infringe certain patents held by the third party plaintiff. The complaint sought unspecified monetary damages, fees and expenses and injunctive relief against the defendants. In April 2013, the parties to this action agreed to resolve all claims pursuant to settlement agreements. We were not a party to this lawsuit, but certain parties have requested indemnification from us for this matter to the extent that the infringement claims related to our image sensors. We are currently unable to predict the outcome of any indemnity-related negotiations or other matters and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

	High	Low
Fiscal 2013:
First quarter	$18.20	$12.06
Second quarter	16.95	13.71
Third quarter	15.89	13.12
Fourth quarter	16.25	12.39
Fiscal 2012:
First quarter	$36.42	$28.75
Second quarter	28.79	12.71
Third quarter	17.31	10.41
Fourth quarter	20.79	14.67

        On June 20, 2013, the reported last sale price of our common stock on the NASDAQ Global Market was $18.96 per share. As of June 20, 2013, there were approximately 43 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of June 20, 2013 was approximately 23,000.

Securities Authorized for Issuance under Equity Compensation Plans

        Please see Note 14—"Employee Stock Purchase, Equity Incentive and Stock Option Plans," of the notes to our consolidated financial statements for a discussion of equity awards outstanding and available for grant under our equity compensation plans.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not repurchase any shares of our common stock in the fourth quarter of fiscal 2013.

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

        The following is a line graph comparing the cumulative total return to stockholders of our common stock at April 30, 2013 since April 30, 2008, to the cumulative total return over such period of (i) The NASDAQ Composite Index and (ii) the S&P Semiconductors Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among OmniVision Technologies, Inc., the NASDAQ Composite Index,
and the S&P Semiconductors Index

    *$100 invested on 4/30/08 in stock or index, including reinvestment of dividends. Fiscal year ending April 30.

	4/08	4/09	4/10	4/11	4/12	4/13
OmniVision Technologies, Inc.	100.00	59.29	109.46	209.41	114.84	83.60
NASDAQ Composite	100.00	70.90	102.30	121.78	129.72	142.02
S&P Semiconductors	100.00	70.56	105.31	123.86	128.41	125.01

*
Assumes that $100.00 was invested on April 30, 2008 in our common stock and in the NASDAQ Composite Index and the S&P Semiconductor Index, and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended April 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations data:
Revenues	$1,407,929	$897,730	$956,476	$602,991	$507,316
Cost of revenues	1,163,815	649,719	678,459	457,646	389,434

Gross profit	244,114	248,011	278,017	145,345	117,882

Operating expenses:
Research, development and related	113,194	110,730	88,519	77,311	84,881
Selling, general and administrative	72,958	63,883	62,817	61,549	62,585
Amortization of acquired patent portfolio	9,286	9,286	774	—	—
Goodwill impairment	—	—	—	—	7,541

Total operating expenses	195,438	183,899	152,110	138,860	155,007

Income (loss) from operations	48,676	64,112	125,907	6,485	(37,125)
Benefit from acquisition of production operations from VisEra(1)	—	8,626	—	—	—
Equity in earnings (loss) of investees, net	3,832	3,066	2,836	3,334	(352)
Interest income (expense), net	(2,700)	(2,106)	(1,150)	(774)	2,069
Other income (expense), net(2)	356	(1,050)	1,114	1,562	(2,073)

Income (loss) before income taxes	50,164	72,648	128,707	10,607	(37,481)
Provision for (benefit from) income taxes	7,262	6,799	4,225	3,883	(158)

Net income (loss)	$42,902	$65,849	$124,482	$6,724	$(37,323)

Net income (loss) per share:
Basic	$0.80	$1.16	$2.25	$0.13	$(0.74)

Diluted	$0.80	$1.13	$2.11	$0.13	$(0.74)

Shares used in computing net income (loss) per share:
Basic	53,529	56,666	55,324	51,080	50,523

Diluted	53,671	58,233	59,106	52,689	50,523

	April 30,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$190,171	$290,492	$379,379	$234,023	$257,808
Working capital	574,476	533,241	582,052	433,262	380,303
Total assets	1,227,014	1,102,957	1,034,158	797,693	666,931
Total current liabilities	250,701	209,524	148,919	119,940	52,351
Long-term income taxes payable	90,777	88,159	87,526	90,626	81,266
Non-current portion of long-term debt	35,709	39,337	41,916	45,428	32,867
Retained earnings	503,486	460,584	394,735	270,253	263,529
Total stockholders' equity	$845,209	$760,879	$751,325	$533,582	$488,841

(1)
On October 31, 2011, we acquired from VisEra its CameraCubeChip production operations. The purchase consideration was $42.9 million in cash, with no additional contingent consideration.

  VisEra recorded the difference between the cash consideration and the carrying values of the machinery and equipment sold to us as a gain from the sale of the CameraCubeChip production operations' controlling interest. As we account for our investment in VisEra under the equity method, we recorded in October 2011 a one-time benefit of $8.6 million in "Benefit from acquisition of production operations from VisEra," representing our portion of the net amount of gain recorded by VisEra.

(2)
Before we deconsolidated SOI in June 2010 and subsequently sold our remaining interest in SOI in January 2011, we reported net losses attributable to noncontrolling interest of $32,000, $321,000 and $746,000 in fiscal 2010, 2009 and 2008, respectively, representing interest that we did not own in the net loss of SOI. In "Selected Financial Data," net losses attributable to noncontrolling interest were included in the respective fiscal years' "Other income (expense), net."

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

        Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2013, macroeconomic conditions appeared to gradually improve and our quarterly and annual sales also improved as compared to the similar prior year periods. Nevertheless, given the current economic environment and continuing uncertainties that exist, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

  Market Environment

        We sell our products worldwide directly to OEMs which include branded customers and contract manufacturers, and VARs and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customers within a product group. Thus, we have marketing teams that address the mobile phone market, the entertainment market, the notebook and webcam market, the DSC market, the security and surveillance market, and the automotive and medical markets.

        In the mobile phone market in particular, future revenues depend to a large extent on an extensive design win process where a particular mobile phone maker determines which image sensor to design into one or more specific models. The time lag between design win and volume shipments varies from as little as three months to as much as 12 months, which could cause an unexpected delay in generating

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

revenues, especially during periods of product transitions. Design wins are also an important driver in the many other markets that we address. In some markets, such as automotive or medical applications, the time lag between a particular design win and revenue generation can be longer than one year.

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 4.0 billion image sensors, including approximately 855 million in fiscal 2013. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

        Many of the products using our image sensors, such as mobile phones, entertainment applications such as tablets notebooks and webcams, and DSCs, are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the macroeconomic uncertainties that have existed during the past several years, the seasonal cycle of our business has been less predictable. Beginning in fiscal 2013, our business started to recover and the seasonal cycle in our business became very pronounced. Nonetheless, given the current economic environment, we remain cautious toward our

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

near-term business prospects and the return of the historical seasonal cycle of our business. Should the historical seasonal cycle return, we also believe that our fiscal 2014 seasonal cycle will be less pronounced when compared to fiscal 2013. While we believe that the market opportunities represented by mobile phones and entertainment applications such as tablets remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

        We believe that, like the DSC markets, mobile phone, tablet, notebook and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of broader variety of products.

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

        In addition, from time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. While these efforts have rarely had any long-term success, the new entrants do sometimes manage to gain market share in the short-term by pricing their products significantly below current market levels, which may put additional downward pressure on the prices we can obtain for our products.

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products. We have also started to ship our CameraCubeChip products, which carry a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products may also mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

        Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. Recently, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs and lower gross margins for us in fiscal

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

2013. We currently expect that our gross margins for the first quarter of fiscal 2014 will also remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. If we are unable to spread such added cost over larger unit sales, successfully negotiate lower prices with our suppliers, or improve our gross margin through better product mix, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

        Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to supply constraints, semiconductor companies were unable to meet the product demands of their customers and had to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges as we sought to meet our customers' demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cutback their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers' production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2014, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

        Maintain Technology Leadership.    We intend to maintain our position as a leader in CMOS image-sensor technology by continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls, including automated testing. Our image sensor integrates both the image sensor and the signal processor into a single chip, often eliminating the requirement for a separate DSP. As a result, our CameraChip image sensors offer camera device manufacturers advantages in terms of size, power consumption, cost and ease of design. For example, in May 2008, we announced our OmniBSI architecture, which is the enabling technology behind our current 1.4 µm pixel. In February 2010, we announced our OmniBSI-2 architecture, which forms the basis of our even smaller and more advanced 1.1 µm pixel. We are continuing to develop products using still narrower geometries. We have successfully developed image sensor technology from 100,000 pixels to 16 megapixels, underscoring our ability to deliver a wide range of solutions to address changing market demands. We are committed to improving image quality and to reducing the overall size of the image sensor's array.

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

        Our commitment to maintaining our technology leadership is also reflected in our acquisition of a CMOS sensor patent portfolio from Kodak in March 2011. We effectively doubled the size of our patent portfolio from 842 in fiscal 2010 to 1,861 in fiscal 2011. Since then, our patent portfolio has continued to increase in size. As of April 30, 2013, we have been issued 583 United States patents and 736 foreign patents. As of April 30, 2013, we have 248 additional United States patent applications pending, of which 13 have been allowed, and we have 855 foreign patent applications pending, of which 40 have been allowed.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        Leverage Expertise Across Multiple Mass-Market Applications.    We intend to continue to focus on developing our image sensors for multiple mass-market applications. To date we have shipped more than 4.0 billion image sensors. As the demand for camera functionality increases in our principal markets and becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain of our target markets to expand into emerging mass-market applications for our image sensors. For example, we used the expertise we developed in mobile phone markets to develop image sensors for notebook computers. Other markets and applications we are focusing on include security and surveillance, entertainment devices, and the multiple opportunities in automotive and medical applications.

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

        High Image Quality and Resolution.    We have developed a number of proprietary methods for enhancing image quality by increasing our image sensors' sensitivity to light and significantly improving their signal to noise ratio. These methods allow us to reduce the size of each individual pixel and thereby increase the number of pixels in an image sensor of a given size. The result is a current portfolio of several high resolution image sensors ranging up to a 16-megapixel product. In addition, we are able to produce image sensors at lower resolutions with smaller pixel arrays, which serve to reduce the overall cost of the image sensor and its supporting components, such as lenses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        Lower Cost.    The highly integrated design of our image sensors enables us to deliver image sensors to our customers at a cost which makes the cameras that they are part of increasingly less expensive. This cost saving is driven, in large part, by our ability to achieve a high level of functionality in a single chip while continually reducing the overall size of the device. Similarly, we believe our CameraCubeChip imaging devices, as compact total camera solutions that can be reflowed onto circuit boards directly, can streamline the camera device manufacturers process, yielding further cost savings to our customers.

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

  Capital Resources

        As of April 30, 2013, we held approximately $190.1 million in cash and cash equivalents and approximately $22.2 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of "A" or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

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

  Allowance for Doubtful Accounts

        We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide allowances for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectability and may require additional allowances, which would negatively impact our operating results. Our allowance for doubtful accounts represented approximately 0.5% of total accounts receivable as of April 30, 2013 and 2012, respectively.

  Allowance for Sales Returns and Warranties

        Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate our allowance for sales returns, we analyze potential customer-specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net revenues. Because the allowance for sales returns is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with each product's specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance in fiscal 2013 was approximately 0.2% of revenues, and the allowance was approximately 3.1% of total accounts receivable at April 30, 2013.

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

        We attempt to control our inventory levels so that we do not hold inventories in excess of demand at the end of each of fiscal quarter. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for future periods. If we have inventories in excess of estimated product demand, we will record a provision, which could have a material adverse effect on our reported results of operations and financial position. In preparation for new product introductions, we gradually decrease production of established products, while preparing for production of newer products. Given our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we need. It is also difficult to accurately predict the speed of the ramp of new products or the projected life cycles of new products which have continued to shorten in duration. Under these circumstances, it is possible that we could suffer from shortages of certain products and also build inventories in excess of demand for other products.

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

        We elected to use the long-form method to establish the beginning balance of, and to determine the subsequent impact on, the additional paid-in capital pool. For the tax effects of share-based payment awards, we use the "with and without" approach in determining the order in which tax attributes are utilized. As a result, we will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we account for the indirect effects of stock-based awards

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

on other tax attributes, such as research and development tax credits, through the Consolidated Statements of Income.

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

        As of April 30, 2013, the fair value of our financial instruments measured at fair value on a recurring basis included $71.9 million of assets, and $43.7 million of liabilities. Of the $71.9 million of assets, $49.7 million were classified as Level 1, which included investments in money market funds and our equity investment in Tong Hsing. The remaining $22.2 million of investments were classified as Level 2, representing investments in debt securities issued by the U.S. government and its agencies, and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

other corporate securities. The $43.7 million of liabilities were classified as Level 2, and consisted of a mortgage loan, a construction loan, and an interest rate swap that we entered into in conjunction with the mortgage loan. The fair value of the interest rate swap included the effect of our credit risk. We did not classify any financial instruments as Level 3 under the fair value hierarchy.

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

        As of April 30, 2013, we have recorded a valuation allowance of $12.1 million primarily to offset California research and development tax credit carryovers. We believe that it is more likely than not that we will not realize these carryovers. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the period such event occurs. For fiscal 2013, 2012 and 2011, our income tax provision reflected effective tax rates of 14.5%, 9.4% and 3.3%, respectively. These rates are less than the combined U.S. federal and state statutory rate of approximately 40% principally because we earn a portion of our profits in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate.

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

	Year Ended April 30,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	82.7	72.4	70.9

Gross margin	17.3	27.6	29.1

Operating expenses:
Research, development and related	8.0	12.3	9.2
Selling, general and administrative	5.2	7.2	6.6
Amortization of acquired patent portfolio	0.6	1.0	0.1

Total operating expenses	13.8	20.5	15.9

Income from operations	3.5	7.1	13.2
Benefit from acquisition of production operations from VisEra	—	1.0	—
Equity in earnings of investees, net	0.3	0.3	0.3
Interest expense, net	(0.2)	(0.2)	(0.1)
Other income, net	—	(0.1)	0.1

Income before income taxes	3.6	8.1	13.5
Provision for income taxes	0.5	0.8	0.5

Net income	3.1%	7.3%	13.0%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

Revenues

        We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive and medical products. Revenues increased by 56.8% to $1.4 billion in fiscal 2013 from $897.7 million in fiscal 2012. Revenues decreased by 6.1% to $897.7 million in fiscal 2012 from $956.5 million in fiscal 2011.

  Comparison of Fiscal 2013 and Fiscal 2012

        The increase in revenues in fiscal 2013 when compared to fiscal 2012 was primarily due to a 39.0% increase in unit sales of our image-sensor products, reflecting increased unit shipments into the mobile phone and the entertainment markets. The increase in unit shipment in fiscal 2013, as compared to fiscal 2012, was principally attributable to an increase in shipment of HD sensors, the result of a significant and pervasive conversion from VGA to HD sensors in many mobile consumer applications. Unit sales for our 2-megapixel and above products also increased, commensurate with a general increase in demand for higher resolution sensors in consumer applications. The industry trend of converting from VGA to HD sensors, and the increase in demand for other higher resolution sensors, caused favorable mix shifts in our unit sales, which in turn increased our ASPs by 12.3% in fiscal 2013 when compared to fiscal 2012.

  Comparison of Fiscal 2012 and Fiscal 2011

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

  Revenues from Sales to OEMs and VARs as Compared to Distributors

        We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was higher in fiscal 2013 than in fiscal 2012 and fiscal 2011. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margins that we earn on sales to OEMs and VARs or through distributors are not significantly different.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated :

	Year Ended April 30,
	2013	2012	2011
OEMs and VARs	81.2%	78.1%	75.3%
Distributors	18.8	21.9	24.7

Total	100.0%	100.0%	100.0%

        OEMs and VARs.    The three OEM customers that accounted for 10% or more of our revenues in fiscal 2013 were LG Innotek Co.,  Ltd., or LG Innotek, Foxconn Technology Group, and Cowell Electronics Co., Ltd., which accounted for approximately 18.0%, 10.7%, and 10.3% of our revenues, respectively. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2012 was LG Innotek, which accounted for approximately 15.2% of our revenues. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2011 was LG Innotek, which accounted for approximately 17.6% of our revenues. For fiscal 2013, 2012 and 2011, no other OEM or VAR customer accounted for 10% or more of our revenues.

        Distributors.    The one distributor that accounted for 10% or more of our revenues in fiscal 2013, 2012 and 2011 was World Peace Industrial Co., Ltd., which accounted for approximately 11.7%, 13.5% and 13.8% of our revenues, respectively. For fiscal 2013, 2012 and 2011, no other distributor accounted for 10% or more of our revenues.

  Revenues from Domestic Sales as Compared to Foreign Sales

        The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers, as compared to foreign customers for the periods indicated:

	Year Ended April 30,
	2013	2012	2011
Domestic sales	0.3%	6.9%	1.7%
Foreign sales	99.7	93.1	98.3

Total	100.0%	100.0%	100.0%

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

Gross Profit

  Comparison of Fiscal 2013 and Fiscal 2012

        Our gross margin in fiscal 2013 decreased to 17.3% from 27.6% for fiscal 2012. The year-over-year decrease in gross margin reflected an increase in unit shipments of our OmniBSI-2 products, which carried higher per-unit production costs when compared to products we shipped during fiscal 2012, because of additional assembly and manufacturing costs incurred by our supply chain vendors in connection with capacity expansion. Price erosion experienced by our older products also contributed to the decrease in gross margin. In addition, we experienced a decrease in the sales of previously written-down products in fiscal 2013, which totaled $6.3 million, as compared to $12.1 million during the same period in the prior fiscal year. We also recorded an increase in the write-down of inventories which totaled approximately $23.1 million during fiscal 2013, as compared to $17.1 million in the similar prior year period. We recorded approximately $3.8 million in stock-based compensation expense to cost of revenues during fiscal 2013, as compared to $2.9 million in the similar prior year period. We currently expect our OmniBSI-2 devices to continue to constitute a significant portion of our unit shipments in the first quarter of fiscal 2014. As a consequence, although we are working with our supply chain vendors to reduce production costs, we expect that our gross margins for the first quarter of fiscal 2014 will also remain at lower levels than we have experienced historically before our introduction of OmniBSI-2.

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

Research, Development and Related

        Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for fiscal 2013, 2012 and 2011 were approximately $113.2 million, $110.7 million and $88.5 million, respectively. As a percentage of revenues, research, development and related expenses for fiscal 2013, 2012 and 2011 represented 8.0%, 12.3% and 9.2%, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  Comparison of Fiscal 2013 and Fiscal 2012

        The increase in research, development and related expenses of approximately $2.5 million, or 2.2%, in fiscal 2013, as compared to fiscal 2012 resulted primarily from: a $7.8 million increase in salary and payroll-related expenses resulting primarily from a headcount increase; a $2.8 million increase in stock-based compensation expense; a $0.9 million increase in expenditures for design software tools; and a $444,000 increase in office and facility expenses. These increases were partially offset by a $9.5 million decrease in non-recurring engineering expenses related to new product development. We anticipate that research, development and related expenses will increase for our first quarter of fiscal 2014, reflecting anticipated increases in salary and payroll-related expenses and in non-recurring engineering expenses.

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

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives and insurance and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for fiscal 2013, 2012 and 2011 were approximately $73.0 million, $63.9 million and $62.8 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2013, 2012 and 2011 represented 5.2%, 7.2% and 6.6%, respectively.

  Comparison of Fiscal 2013 and Fiscal 2012

        The increase in selling, general and administrative expenses of approximately $9.1 million, or 14.2%, for fiscal 2013 from fiscal 2012 resulted primarily from: a $2.5 million increase in stock-based compensation expense; a $2.2 million increase in salary and payroll-related expenses resulting primarily from a headcount increase; a $1.8 million increase in commission expenses paid primarily to distributors and sales representatives; and a $1.4 million increase in legal expenses, primarily related to patent defense; and a $0.6 million increase in bad debt expense. These increases were partially offset by a $467,000 decrease in facility expenses. We anticipate that our selling, general and administrative expenses will increase for the first quarter of fiscal 2014, due to an anticipated increase in employee compensation.

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

Amortization of Acquired Patent Portfolio

        In March 2011, we purchased certain image sensor-related patents and patent applications from Kodak in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $9.3 million, $9.3 million and $0.8 million, respectively for fiscal 2013, 2012 and 2011.

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

Equity in Earnings of Investees, Net

        Equity in earnings of investees, net, for fiscal 2013, 2012 and 2011 was approximately $3.8 million, $3.1 million and $2.8 million, respectively. Equity in earnings of investees, net, for fiscal 2013 and 2012 represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments. Equity in earnings of investees, net, for fiscal 2011 represented our portion of the net income recorded by WLCSP and equity method investment adjustments, and our portion of the net loss recorded by SOI.

Interest Expense, Net

        We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, for fiscal 2013, 2012 and 2011 was approximately $2.7 million, $2.1 million and $1.2 million, respectively. Between fiscal 2013 and 2012, the $0.6 million increase in interest expense, net, resulted from: a $0.8 million decrease in interest income that resulted from balance decreases on interest-bearing accounts; and a $170,000 increase in interest expense that was attributable to the accretion of more interest on the purchase consideration due VisEra for the CameraCubeChip production operations that we acquired in October 2011. These increases to interest expense, net were partially offset by a $402,000 decrease in interest expense associated with the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property. Between fiscal 2012 and 2011, the $1.0 million increase in interest expense, net, resulted from a $0.8 million increase in interest expense that was attributable to the accretion of interest on the purchase consideration payable to VisEra in fiscal 2013 for the CameraCubeChip production operations and a $200,000 decrease in

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

interest income that was attributable to the balance decreases on interest-bearing accounts for fiscal 2012 as compared to the prior year.

Other Income (Expense), Net

        Other income (expense), net for fiscal 2013, 2012 and 2011 was approximately $356,000, $(1.1 million) and $1.1 million, respectively. Other income (expense), net, for fiscal 2013 included a $0.6 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property and $342,000 of income associated with the leasing out of our office space, partially offset by a $0.6 million loss from foreign exchange.

        Other income (expense), net for fiscal 2012 included a $0.8 million loss on foreign exchange, and a $0.9 million loss on the interest rate swap agreements related to the mortgage on the Santa Clara Property, partially offset by $487,000 of dividends distributed by XinTec and Tong Hsing.

        Other income (expense), net, for fiscal 2011 included $1.6 million of income that represented the difference between the fair value of our ownership interest in SOI and the carrying value of SOI's net assets and noncontrolling interest before the deconsolidation, partially offset by a $0.7 million loss on foreign exchange, a $242,000 loss on the interest rate swap agreements related to the mortgage on the Santa Clara Property; and a $72,000 loss from the sale of SOI in January 2011

Provision for Income Taxes

        We generated approximately $50.2 million, $72.6 million and $128.7 million in income before income taxes for fiscal 2013, 2012 and 2011, respectively. We recorded a provision for income taxes of approximately $7.3 million, $6.8 million and $4.2 million for fiscal 2013, 2012 and 2011, respectively. For fiscal 2013, 2012 and 2011, our effective tax rates were 14.5%, 9.4% and 3.3%, respectively. These rates were less than the combined U.S. federal and state statutory rate of approximately 40.0% because we earn a portion of our income in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rates. We expect that our consolidated effective tax rate in fiscal 2014 will continue to be less than the combined U.S. federal and state statutory rates. The extent of the difference is principally contingent upon the amount of non-deductible stock based compensation expenses and the proportion and geographic mix of our total pre-tax income. See Note 9—"Income Taxes" of the Notes to our consolidated financial statements for the reconciliation of how our provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to income before income taxes.

Liquidity and Capital Resources

        Our principal sources of liquidity at April 30, 2013 consisted of cash, cash equivalents and short-term investments of $212.3 million.

  Liquidity

        Our working capital increased by $41.3 million to $574.5 million as of April 30, 2013, as compared to $533.2 million as of April 30, 2012. Our working capital increased as a result of: a $139.0 million increase in inventories, primarily caused by a build-up of OmniBSI-2 inventory at the end of fiscal 2013; a $58.7 million increase in accounts receivable, net, resulting from an increase in revenues in our fourth quarter of fiscal 2013 as compared to the similar prior year period; and a $3.4 million increase in prepaid expenses and other current assets. These increases in working capital were partially offset

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

by: a $118.7 million decrease in cash, cash equivalents and short-term investments primarily due to the usage of cash in operating activities and in capital expenditures; a $28.4 million increase in accounts payable resulting from an increase in production activities; a $5.4 million increase in deferred revenues, less cost of revenues; a $4.9 million increase in accrued expenses and other current liabilities; and a $1.9 million increase in accrued income tax payable.

        Cash balances are held by our US headquarters and our subsidiaries throughout the world, including substantial amounts held by our foreign subsidiaries. Most of the amounts held by our foreign subsidiaries could be made available for use in the U.S. without incurring any additional U.S. taxes.

        In March 2007, we purchased our Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. The Term Loan was paid off in full in July 2012. As of April 30, 2013, the principal amounts outstanding under the Mortgage Loan was $24.2 million. See Note 8—"Borrowing Arrangements and Related Derivative Instruments" of the Notes to our consolidated financial statements.

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, our wholly-owned subsidiary in Shanghai, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of April 30, 2013, the principal amount outstanding under the Construction Loan was $15.3 million.

  Cash Flows from Operating Activities

        For fiscal 2013, net cash used in operating activities totaled approximately $60.6 million, as compared to cash provided by operating activities of approximately $8.4 million for fiscal 2012. The principal components of the current year amount were: net income of approximately $42.9 million for fiscal 2013; a $163.5 million increase in inventories; a $58.7 million increase in accounts receivable, net; a $20.0 million gain on equity investments; and a $4.4 million increase in prepaid and deferred income taxes. These decreases were partially offset by: adjustments for non-cash charges of $33.5 million in stock-based compensation, $32.5 million in depreciation and amortization, and $23.1 million in write-down of inventories; a $29.9 million increase in accounts payable; a $10.2 million decrease in prepaid expenses and other assets; a $5.3 million increase in accrued expenses and other current liabilities; a $4.8 million increase in deferred revenues, less cost of revenues; and a $3.2 million increase in income taxes payable. The $163.5 million increase in inventories resulted from an increase in sales activity during fiscal 2013. The increase in inventories relative to fourth quarter cost of revenues resulted in a slight increase in annualized inventory turns to 2.6 as of April 30, 2013 from 2.4 as of April 30, 2012. The $58.7 million increase in accounts receivable, net, reflects the increased level of revenues during the fourth quarter of fiscal 2013 when compared with the fourth quarter of fiscal 2012. However, days of sales outstanding remained comparable, at 44 days as of April 30, 2013 and 2012. The $29.9 million increase in accounts payable reflected the increase in cost of sales associated with the substantial increase in sales activity.

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

  Cash Flows from Investing Activities

        For fiscal 2013, our cash used in investing activities totaled $47.1 million, as compared to cash used in investing activities of approximately $13.0 million for fiscal 2012, due primarily to: $309.3 million in purchases of short-term investments, offset by $327.2 million in net proceeds from sales or maturities of short-term investments; $35.3 million in purchases of property, plant and equipment; $20.6 million in purchases of intangible and other assets; and $9.0 million in payments to VisEra for the acquisition of the CameraCubeChip production operations in fiscal 2012.

        For fiscal 2012, our cash used in investing activities totaled $13.0 million, as compared to cash used in investing activities of approximately $64.7 million for fiscal 2011, due primarily to: $231.3 million in net proceeds from sales or maturities of short-term investments, partially offset by $185.3 million in purchases of short-term investments; $26.0 million in payments for the acquisition of the CameraCubeChip production operations from VisEra; $24.2 million in purchases of property, plant and equipment, net of sales; $6.5 million in purchases of intangible and other assets and $2.4 million in purchases of long-term investments.

  Cash Flows from Financing Activities

        For fiscal 2013, net cash provided by financing activities totaled $7.4 million, as compared to net cash used in financing activities of $84.3 million during fiscal 2012. This change was due primarily to: $7.8 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan; and $2.7 million in excess tax benefits from stock-based compensation; partially offset by $3.1 million in payments of long-term borrowings;

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

  Capital Commitments and Resources

        During the three months ended April 30, 2011, we formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., or OOC-China, for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. As of April 30, 2013, we had contributed $11.5 million of the committed $25.0 million registered capital. We are required to contribute the remaining

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

$13.5 million by April 2014. See Note 17—"Commitments and Contingencies" to our consolidated financial statements.

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

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of April 30, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$2,927	$2,047	$672	$208	$—
Debt obligations(1)	39,478	3,769	10,753	24,956	—
Purchase obligations(2)	242,615	242,615	—	—	—

Total contractual obligations	285,020	248,431	11,425	25,164	—

Other Commercial Commitments:
OOC-China(3)	13,452	13,452	—	—	—

Total commercial commitments	13,452	13,452	—	—	—

Total contractual obligations and commercial commitments	$298,472	$261,883	$11,425	$25,164	$—

(1)
In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of April 30, 2013, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $24.2 million and $15.3 million, respectively. See Note 8—"Borrowing Arrangements and Related Derivative Instruments" to our consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

(2)
Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)
During the three months ended April 30, 2011, we formed OOC-China, a wholly owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities. Through April

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  2013, we have contributed $11.5 million of the committed $25.0 million registered capital. We are required to contribute the remaining $13.5 million by April 2014. See Note 17—"Commitments and Contingencies" to our consolidated financial statements.

          As of April 30, 2013, the long-term income taxes payable, including estimated interest and penalties, was $90.8 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of April 30, 2013 presented above.

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

          In March 2013, the FASB revised the authoritative guidance on accounting for cumulative translation adjustment. The revised guidance specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for us beginning in the first quarter of fiscal 2015. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

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

        As of April 30, 2013, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in "Other income (expense), net" for the periods presented. The amounts of transaction gains and losses for fiscal 2013, 2012 and 2011 were not material.

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

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of April 30, 2013, the principal amount outstanding under the Construction Loan was $15.3 million. As of April 30, 2013, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.5 million of additional remeasurement losses. As of April 30, 2013, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.5 million of additional remeasurement gains.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

        During fiscal 2007, we financed the purchase of our Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. By July 2008, we drew down the total available amount of $12.0 million under a related term loan. Concurrent with the term loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the term loan. Before the maturity of this term loan in July 2012, we were the fixed rate payer under the swap with a fixed rate of 4.3%. Consequently, although we are required to mark the value of the swaps to market at each balance sheet date and record the associated non-cash cost or benefit as part of "Other income (expense), net," a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for fiscal 2013.

        As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. Interest rate under the Construction Loan was 5.9% at April 30, 2013. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2013, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for fiscal 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2013 and April 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 28, 2013

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$190,171	$290,492
Short-term investments	22,164	40,515
Accounts receivable, net of allowances for doubtful accounts and sales returns	166,517	107,793
Inventories	430,315	291,340
Prepaid and deferred income taxes	4,028	4,083
Prepaid expenses and other current assets	11,982	8,542

Total current assets	825,177	742,765
Property, plant and equipment, net	160,630	144,792
Long-term investments	139,746	128,940
Goodwill	10,227	10,227
Intangibles, net	56,804	69,028
Other long-term assets	34,430	7,205

Total assets	$1,227,014	$1,102,957

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188,261	$159,860
Accrued expenses and other current liabilities	40,274	35,416
Income tax payable	2,904	987
Deferred revenues, less cost of revenues	15,493	10,115
Current portion of long-term debt	3,769	3,146

Total current liabilities	250,701	209,524

Long-term liabilities:
Long-term income taxes payable	90,777	88,159
Non-current portion of long-term debt	35,709	39,337
Other long-term liabilities	4,618	5,058

Total long-term liabilities	131,104	132,554

Total liabilities	381,805	342,078

Commitments and contingencies (Note 17)
Equity:
OmniVision Technologies, Inc. stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 74,574,382 shares issued and 53,975,195 outstanding at April 30, 2013 and 72,963,835 shares issued and 52,364,648 outstanding at April 30, 2012, respectively	75	73
Additional paid-in capital	616,379	575,935
Accumulated other comprehensive income	3,952	2,970
Treasury stock, 20,599,187 shares at April 30, 2013 and April 30, 2012	(278,683)	(278,683)
Retained earnings	503,486	460,584

Total stockholders' equity	845,209	760,879

Total liabilities and equity	$1,227,014	$1,102,957

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended April 30,
	2013	2012	2011
Revenues	$1,407,929	$897,730	$956,476
Cost of revenues	1,163,815	649,719	678,459

Gross profit	244,114	248,011	278,017

Operating expenses:
Research, development and related	113,194	110,730	88,519
Selling, general and administrative	72,958	63,883	62,817
Amortization of acquired patent portfolio	9,286	9,286	774

Total operating expenses	195,438	183,899	152,110

Income from operations	48,676	64,112	125,907
Benefit from acquisition of production operations from VisEra	—	8,626	—
Equity in earnings of investees, net	3,832	3,066	2,836
Interest expense, net	(2,700)	(2,106)	(1,150)
Other income (expense), net	356	(1,050)	1,114

Income before income taxes	50,164	72,648	128,707
Provision for income taxes	7,262	6,799	4,225

Net income	$42,902	$65,849	$124,482

Net income per share:
Basic	$0.80	$1.16	$2.25

Diluted	$0.80	$1.13	$2.11

Shares used in computing net income per share:
Basic	53,529	56,666	55,324

Diluted	53,671	58,233	59,106

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended April 30,
	2013	2012	2011
Net income	$42,902	$65,849	$124,482
Other comprehensive income (loss), net of tax:
Translation gains (losses)	280	1,883	(62)
Unrealized gains (losses) on available-for-sale securities	691	(339)	616
Reclassification adjustments for losses on available-for-sale securities included in net income	11	—	2

Unrealized gains (losses) on available-for-sale securities	702	(339)	618

Other comprehensive income	982	1,544	556

Comprehensive income	$43,884	$67,393	$125,038

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

							Total OmniVision Technologies, Inc. Stockholders' Equity
	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Treasury Stock	Retained Earnings		Noncontrolling Interest
	Shares	Amount							Total
Balance at April 30, 2010	52,074,897	65	441,077	870	(178,683)	270,253	533,582	3,390	536,972
Exercise of common stock options	4,593,317	4	70,811	—	—	—	70,815	—	70,815
Employee stock purchase plan	503,162	1	5,372	—	—	—	5,373	—	5,373
Restricted stock units	803,074	1	—	—	—	—	1	—	1
Withholding tax deduction on restricted stock units	—	—	(2,268)	—	—	—	(2,268)	—	(2,268)
Employee stock-based compensation.	—	—	19,846	—	—	—	19,846	—	19,846
Tax effect from stock-based compensation	—	—	609	—	—	—	609	—	609
Write-off of employee stock-based compensation related deferred tax assets	—	—	(1,671)	—	—	—	(1,671)	—	(1,671)
Translation losses	—	—	—	(62)	—	—	(62)	(70)	(132)
Unrealized gains on available-for-sale securities, net	—	—	—	618	—	—	618	—	618
Net income	—	—	—	—	—	124,482	124,482	(32)	124,450
Deconsolidation of SOI	—	—	—	—	—	—	—	(3,288)	(3,288)

Balance at April 30, 2011	57,974,450	71	533,776	1,426	(178,683)	394,735	751,325	—	751,325
Exercise of common stock options	885,450	1	13,648	—	—	—	13,649	—	13,649
Employee stock purchase plan	582,363	—	5,936	—	—	—	5,936	—	5,936
Restricted stock units	980,572	1	—	—	—	—	1	—	1
Withholding tax deduction on restricted stock units	—	—	(3,310)	—	—	—	(3,310)	—	(3,310)
Purchase of stock for treasury	(8,058,187)	—	—	—	(100,000)	—	(100,000)	—	(100,000)
Employee stock-based compensation.	—	—	27,324	—	—	—	27,324	—	27,324
Tax effect from stock-based compensation	—	—	897	—	—	—	897	—	897
Write-off of employee stock-based compensation related deferred tax assets	—	—	(2,336)	—	—	—	(2,336)	—	(2,336)
Translation gains	—	—	—	1,883	—	—	1,883	—	1,883
Unrealized losses on available-for-sale securities, net	—	—	—	(339)	—	—	(339)	—	(339)
Net income	—	—	—	—	—	65,849	65,849	—	65,849

Balance at April 30, 2012	52,364,648	73	575,935	2,970	(278,683)	460,584	760,879	—	760,879
Exercise of common stock options	136,563	—	1,085	—	—	—	1,085	—	1,085
Employee stock purchase plan	687,566	1	6,720	—	—	—	6,721	—	6,721
Restricted stock units	786,418	1	—	—	—	—	1	—	1
Withholding tax deduction on restricted stock units	—	—	(1,561)	—	—	—	(1,561)	—	(1,561)
Employee stock-based compensation.	—	—	33,511	—	—	—	33,511	—	33,511
Tax effect from stock-based compensation	—	—	3,696	—	—	—	3,696	—	3,696
Write-off of employee stock-based compensation related deferred tax assets	—	—	(1,637)	—	—	—	(1,637)	—	(1,637)
Tax payable adjustment (Note 1)	—	—	(1,370)	—	—	—	(1,370)	—	(1,370)
Translation gains	—	—	—	280	—	—	280	—	280
Unrealized gain on available-for-sale securities, net	—	—	—	702	—	—	702	—	702
Net income	—	—	—	—	—	42,902	42,902	—	42,902

Balance at April 30, 2013	53,975,195	$75	$616,379	$3,952	$(278,683)	$503,486	$845,209	$—	$845,209

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$42,902	$65,849	$124,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,524	29,771	20,564
Change in fair value of interest rate swap	(625)	880	242
Stock-based compensation	33,511	27,324	19,846
Gain on equity investments, net	(20,014)	(10,403)	(13,218)
Write-down of inventories	23,122	17,100	18,250
Tax effect from stock-based compensation	3,696	897	609
Benefit from acquisition of production operations from VisEra	—	(8,626)	—
Excess tax benefits from stock-based compensation	(2,696)	(475)	(100)
(Gain) Loss on disposal of property, plant and equipment	152	(36)	26
Changes in assets and liabilities:
Accounts receivable, net	(58,724)	34,813	(68,435)
Inventories	(163,513)	(204,588)	5,578
Prepaid and deferred income taxes	(4,361)	2,921	5,611
Prepaid expenses and other assets	10,203	2,139	3,203
Accounts payable	29,902	58,169	18,682
Accrued expenses and other current liabilities	5,251	(2,384)	(151)
Income taxes payable	3,248	1,619	(2,718)
Deferred revenues, less cost of revenues	4,798	(6,533)	5,863
Deferred tax liabilities	—	—	(1,040)

Net cash provided by (used in) operating activities	(60,624)	8,437	137,294

Cash flows from investing activities:
Purchases of short-term investments	(309,345)	(185,264)	(161,886)
Proceeds from sales or maturities of short-term investments	327,161	231,332	170,247
Purchases of property, plant and equipment, net of sales	(35,323)	(24,186)	(10,313)
Purchases of long-term investments	—	(2,421)	(282)
Purchase of intangible and other assets	(20,557)	(6,500)	(63,500)
Payments for the acquisition of production operations from VisEra	(9,000)	(26,000)	—
Proceeds from sale of SOI	—	—	3,844
Deconsolidation of SOI	—	—	(2,816)

Net cash used in investing activities	(47,064)	(13,039)	(64,706)

Cash flows from financing activities:
Repayment of long-term borrowings	(3,144)	(4,341)	(4,303)
Proceeds from exercise of stock options and employee stock purchase plan	7,807	19,586	76,189
Excess tax benefits from stock-based compensation	2,696	475	100
Payments for repurchases of common stock	—	(100,000)	—

Net cash provided by (used in) financing activities	7,359	(84,280)	71,986

Effect of exchange rate changes on cash and cash equivalents	8	(5)	782

Net increase (decrease) in cash and cash equivalents	(100,321)	(88,887)	145,356
Cash and cash equivalents at beginning of period	290,492	379,379	234,023

Cash and cash equivalents at end of period	$190,171	$290,492	$379,379

Supplemental cash flow information:
Taxes paid	$4,611	$1,931	$1,411

Interest paid	$2,570	$2,716	$2,834

Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$2,500	$2,425	$2,550

Acquisition of production operations from VisEra included accrued expenses and other long-term liabilities	$—	$16,923	$—

Purchase of intangible assets included in accrued expenses and other current liabilities	$—	$—	$6,500

Write-off of employee stock-based compensation-related deferred tax assets	$1,637	$2,336	$1,671

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2013, 2012 and 2011

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

        The results of operations for the fiscal year ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014 or any other future period.

  Financial Statement Correction

        During fiscal 2013, the Company identified an error relating to the omission of a stock-based compensation tax adjustment in its fiscal 2005 provision for income taxes. To correct the error, the Company recorded an additional $2.6 million to "Income tax payable," and correspondingly a $1.2 million increase to "Provision for income taxes" and a $1.4 million decrease to "Additional paid-in capital" at April 30, 2013. The Company does not believe the amounts involved are material to the Company's financial statements in any individual prior periods and fiscal 2013. The correction has no material effect on any prior years' consolidated statements of income or cash flows.

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

  Foreign Currency Translation

        All of the Company's wholly-owned subsidiaries use the U.S. dollar as their respective functional currency. For these subsidiaries with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets and liabilities are remeasured into U.S. dollars using exchange rates prevailing on the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 2—Summary of Significant Accounting Policies—(Continued)

balance sheet date. The remeasurement gains or losses are included in "Other income (expense), net." For fiscal 2013, the Company recorded a remeasurement loss of $405,000 in "Other income (expense), net." For fiscal 2012 and 2011, the Company recorded remeasurement gains of $117,000, and $1.4 million, respectively, in "Other income (expense), net."

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of certificates of deposit and money market funds. (See Note 4.)

        The Company maintains the majority of its cash and cash equivalent balances with major financial institutions in the United States, Cayman Islands and Singapore. These balances are subject to a concentration of credit risk and only a small proportion of these balances are covered by Federal Deposit Insurance Corporation ("FDIC") insurance. The Company places its cash investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines.

  Short-Term Investments

        The Company's short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate securities, municipal bonds and notes and U.S. government debt and agencies securities with a final maturity of eighteen months or less from the date of purchase.

        Short-term investments are reported at fair value at April 30, 2013 and 2012. Unrealized gains or losses are recorded in stockholders' equity and included in "Accumulated other comprehensive income." Short-term investments with declines in value which are judged to be other than temporary, of which there were none in the periods presented, would be written down to their fair values, at the time such judgment is made.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 2—Summary of Significant Accounting Policies—(Continued)

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

        The fair values of the Company's mortgage loan and construction loan approximate book value as the underlying interest rates are based on risk-adjusted market rates. (See Note 8.)

        Related to the mortgage debt, the Company has one outstanding interest rate swap arrangement as of April 30, 2013. The Company recognizes this derivative instrument at the reporting date as either an asset or liability in its Consolidated Balance Sheets, measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the associated hedging designation. The Company has designated the swap as an economic hedge and records the changes in fair value in "Other income (expense), net." (See Note 8.)

  Property, Plant and Equipment

        Property, plant and equipment, including land-use rights, is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Building/leasehold improvements	Shorter of 20 years or life of lease
Machinery and equipment	2 - 10 years
Furniture and fixtures	3 - 7 years
Land-use rights	40 - 50 years

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

        One of the Company's wholly-owned subsidiary, OmniVision Semiconductor (Shanghai) Co. Ltd. ("OSC"), formerly Hua Wei Semiconductor (Shanghai) Co. Ltd., holds a "land use right" that was acquired from the local Chinese government in December 2000 for approximately $0.8 million. The cost of the land use right was recorded as a component of property, plant and equipment and is being depreciated over 40 years, the useful life of the right.

        In January 2007, the Company, through its wholly-owned subsidiary, OmniVision Technologies (Shanghai) Co. Ltd. ("OTC"), formerly Shanghai OmniVision IC Design Co. Ltd., entered into a Land-Use-Right Purchase Agreement (the "Purchase Agreement") with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company paid

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 2—Summary of Significant Accounting Policies—(Continued)

an aggregate amount of approximately $0.6 million in exchange for the right to use approximately 323,000 square feet of land located in Shanghai, China. The cost of the land use right was recorded as a component of property, plant and equipment and is being depreciated over 50 years, the useful life of the right.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 2—Summary of Significant Accounting Policies—(Continued)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 2—Summary of Significant Accounting Policies—(Continued)

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

	Year Ended April 30,
	2013	2012	2011
Research and development expenses	$109,026	$106,587	$85,739

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 2—Summary of Significant Accounting Policies—(Continued)

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

        The Company elected to use the long-form method to establish the beginning balance of, and to determine the subsequent impact on, the additional paid-in capital pool. The Company has also elected to use the "with and without" approach in determining the order in which tax attributes are utilized. As a result, the Company will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as research and development tax credits, through the Consolidated Statements of Income.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 2—Summary of Significant Accounting Policies—(Continued)

  Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") revised the authoritative guidance for testing indefinite-lived intangible assets for impairment. The revised guidance permits a company first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative assessment will form the basis for determining whether it is necessary to perform a quantitative impairment test. The guidance is effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

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

        In March 2013, the FASB revised the authoritative guidance on accounting for cumulative translation adjustment. The revised guidance specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

Note 3—Short-Term Investments

        Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of April 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$1,707	$—	$—	1,707
Corporate debt securities/commercial paper	20,463	—	(6)	20,457

	$22,170	$—	$(6)	$22,164

Contractual maturity dates, less than one year				$20,764
Contractual maturity dates, two to twenty-three years				1,400

				$22,164

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 3—Short-Term Investments—(Continued)

	As of April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities with maturities less than one year	$13,232	$1	$—	$13,233
Municipal bonds	673	—	—	673
Corporate debt securities/commercial paper	26,614	—	(5)	26,609

	$40,519	$1	$(5)	$40,515

Contractual maturity dates, less than one year				$40,460
Contractual maturity dates, two to twenty-six years				55

				$40,515

        The Company sold available-for-sale investments, primarily marketable debt instruments, for proceeds of approximately $275.3 million, $151.6 million and 45.5 million in fiscal 2013, 2012 and 2011, respectively. The Company employs the specific-identification method in the determination of any applicable gain or loss on the sale of the investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 4—Supplemental Balance Sheet Account Information (in thousands)

	April 30,
	2013	2012
Cash and cash equivalents:
Cash	$145,762	$179,078
Money market funds, certificates of deposit and U.S. government bonds	44,409	111,414

	$190,171	$290,492

Accounts receivable, net:
Accounts receivable	$172,833	$110,837
Less: Allowance for doubtful accounts	(945)	(555)
Allowance for sales returns	(5,371)	(2,489)

	$166,517	$107,793

Inventories:
Work in progress	$213,095	$149,523
Finished goods	217,220	141,817

	$430,315	$291,340

Prepaid expenses and other current assets:
Prepaid expenses	$7,974	$6,253
Deposits and other	3,907	2,209
Interest receivable	101	80

	$11,982	$8,542

Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings and land use right	59,815	59,815
Buildings/leasehold improvements	24,659	24,598
Machinery and equipment	102,429	98,724
Furniture and fixtures	5,013	5,008
Software	6,954	6,901
Construction in progress	37,725	16,008

	249,595	224,054
Less: Accumulated depreciation and amortization	(88,965)	(79,262)

	$160,630	$144,792

Other long-term assets:
Deferred income tax assets—non-current	$6,251	$5,107
Other long-term assets	28,179	2,098

	$34,430	$7,205

Accrued expenses and other current liabilities:
Due to VisEra for acquisition of production operations	$9,000	$17,376
Employee compensation	12,856	9,440
Third party commissions	850	725
Professional services	2,176	2,177
Noncancelable purchase commitments	4,817	1,163
Rebates	2,557	1,545
Other	8,018	2,990

	$40,274	$35,416

Other long-term liabilities:
Interest rate swaps	$4,184	$4,809
Other	434	249

	$4,618	$5,058

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 5—Long-Term Investments

        Long-term investments as of the dates indicated consisted of the following (in thousands):

	April 30,
	2013	2012
VisEra	$105,233	$98,719
WLCSP	22,539	19,106
XinTec	4,661	4,661
Tong Hsing	5,313	4,454
Phostek	2,000	2,000

Total	$139,746	$128,940

  VisEra Technologies Company, Ltd.

        On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited ("TSMC") entered into an agreement to form VisEra Technologies Company, Ltd. ("VisEra"), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to CMOS image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company ("VisEra Cayman"), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of April 30, 2013, the Company owned 49.1% of VisEra Cayman.

        On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. (See Note 6.)

        The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Year Ended April 30,
	2013	2012	2011
Dividend payments received from VisEra	$13,760	$—	$—

        The Company accounts for its investment in VisEra under the equity method. The following table presents equity income before elimination of unrealized intercompany profits and the equity income recorded by the Company for the periods indicated in "Cost of revenues," consisting of its portion of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 5—Long-Term Investments—(Continued)

the net income recorded by VisEra during the periods presented after the elimination of unrealized intercompany profits (in thousands).

	Year Ended April 30,
	2013	2012	2011
Equity income	$20,274	$8,835	$8,887

Net effect on Cost of Revenues, including elimination of unrealized intercompany profits	$15,752	$7,326	$8,573

  China WLCSP Limited

        China WLCSP Limited ("WLCSP") is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP's equity interests, or 20.0% of WLCSP's registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. The Company has appointed a member to WLCSP's board of directors and a supervisor. As of April 30, 2013, the Company owned 18.7% of WLCSP.

        The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Year Ended April 30,
	2013	2012	2011
Dividend payments received from WLCSP	$890	$852	$585

        The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in "Equity in earnings of investees, net," consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands).

	Year Ended April 30,
	2013	2012	2011
Equity income	$3,832	$3,066	$3,076

  XinTec, Inc.

        XinTec, Inc. ("XinTec") is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of April 30, 2013, the Company's direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 16.0% interest in XinTec. Consequently, the Company's beneficial ownership percentage in XinTec was approximately 12.0%. The Company accounts for XinTec as a cost method investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 5—Long-Term Investments—(Continued)

  Tong Hsing Electronic Industries, Limited

        Tong Hsing Electronic Industries, Limited ("Tong Hsing") is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. ("ImPac") in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. As a result of the exchange, the Company recorded a gain of approximately $2.2 million in "Other income (expense), net," which was the difference between the fair value of the Tong Hsing's shares the Company received on December 31, 2009, and the carrying value of the Company's investment in ImPac on the same day. In June 2010 and June 2011 the Company participated in Tong Hsing's secondary offering and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. As of April 30, 2013, the Company's ownership in Tong Hsing was approximately 0.7%.

        As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis, net of deferred taxes. For the periods indicated, the Company recorded the following unrealized holding gains in "Accumulated other comprehensive income" (in thousands):

	Year Ended April 30,
	2013	2012	2011
Unrealized holding gains (losses)	$859	$(328)	$608

  Phostek, Inc.

        Phostek, Inc. ("Phostek") is a privately held company that develops and manufactures light emitting diodes in Taiwan. The Company made an investment in Phostek in February 2012, for a total of $2.0 million in cash. As of April 30, 2013, the Company's ownership in Phostek was approximately 6.9%. The Company does not have the ability to exercise significant influence over the operating and financial policies of Phostek. As a result, the Company accounts for this investment using the cost method.

  Silicon Optronics, Inc.

        In May 2004, the Company entered into an agreement with Powerchip Technology Corporation ("PTC"), formerly Powerchip Semiconductor Corporation, a Taiwan based company that produces memory chips and provides semiconductor foundry services, to establish Silicon Optronics, Inc. ("SOI"), a joint venture in Taiwan. The purpose of SOI was to manufacture, market and sell certain of the Company's legacy products. The Company contributed approximately $2.1 million to SOI in exchange for an ownership percentage of 49.0%. The Company consolidated SOI from April 30, 2005 through May 2010 when it assumed control of the board of directors of SOI during that period. In June 2010, the Company no longer held the majority representation on the board of directors of SOI, and was required to deconsolidate SOI. The authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value. Pursuant to the guidance, the Company recorded a gain of approximately $1.6 million in "Other income (expense), net," which was the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 5—Long-Term Investments—(Continued)

difference between the fair value of the Company's retained interest in SOI of $4.1 million, and the carrying value of SOI's net assets and noncontrolling interest before the deconsolidation of $2.5 million. After the deconsolidation in June 2010, the Company owned 43.8% of SOI, which the Company accounted for under the equity method. Subsequently, in January 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million, at which time the Company recorded a loss on sale of $72,000 to "Other income (expense), net." For periods after January 2011, the Company had no continuing investment in SOI. In fiscal 2011, the Company also recorded an equity loss of $241,000 in "Equity in earnings of investees, net," for its portion of the net loss recorded by SOI between June 2010 and January 2011.

        The following table presents the summary financial information of VisEra and WLCSP, as derived from their respective financial statements for the periods indicated. Each investee financial statement was prepared under GAAP (in thousands):

  VisEra Technologies Company, Ltd.

	Year Ended April 30,
	2013	2012	2011
Operating data:
Revenues	$169,969	$125,777	$114,798
Gross profit	58,531	32,607	27,147
Income from operations	47,512	48,818	15,787
Net income	$31,921	$32,482	$17,159

	April 30,
	2013	2012
Balance sheet data:
Current assets	$168,343	$145,563
Long-term assets	132,633	126,166
Current liabilities	68,854	49,470
Long-term liabilities	$—	$—

  China WLCSP Limited.

	Year Ended April 30,
	2013	2012	2011
Operating data:
Revenues	$57,340	$47,700	$44,686
Gross profit	31,348	24,854	23,742
Income from operations	23,742	18,458	16,111
Net income	$20,520	$16,638	$15,092

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 5—Long-Term Investments—(Continued)

	April 30,
	2013	2012
Balance sheet data:
Current assets	$52,985	$51,233
Long-term assets	81,733	68,824
Current liabilities	12,204	15,735
Long-term liabilities	$3	$3

        The Company's share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	April 30,
	2013	2012
Undistributed earnings of investees	$49,830	$44,898

Note 6—Acquisition of Production Operations from VisEra

        In June 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations to better support the Company's CameraCubeChip production line. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. In fiscal 2012, approximately $26.0 million was paid to VisEra. The remaining balance of the cash consideration, of approximately $16.9 million, was recorded in "Accrued expenses and other current liabilities," and accreted interest at an annual rate of 5.3%. As of April 30, 2013, approximately $9.0 million was recorded in "Accrued expenses and other current liabilities," representing the original $16.9 million of remaining cash consideration and an additional $1.1 million as interest accretion, net of a $9.0 million payment made to VisEra in January 2013.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 6—Acquisition of Production Operations from VisEra—(Continued)

        The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the production operations had occurred as of the beginning of fiscal 2012. Pro forma adjustments include only the effects of events directly attributed to transactions that are factually supportable and expected to have a continuing impact. The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates, nor of the results that may occur in the future (in thousands, except per share data):

Year Ended April 30, 2012
Revenues	$897,730

Net income	$58,975

Net income per share:
Basic	$1.04

Diluted	$1.01

Note 7—Goodwill and Intangible Assets

  Goodwill

        The change to the carrying value of the Company's goodwill during fiscal 2013 and 2012 is reflected below (in thousands):

	Year Ended April 30,
	2013	2012
Beginning balance, May 1	$10,227	$1,122
Business acquisitions	—	9,105

Ending balance, April 30	$10,227	$10,227

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 7—Goodwill and Intangible Assets—(Continued)

        Intangible assets as of the dates indicated consisted of the following (in thousands):

	April 30, 2013
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$19,345	$45,655
Core technology	36,100	25,649	10,451
Patents and licenses	14,160	13,596	564
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	206	134

Intangible assets, net	$117,000	$60,196	$56,804

	April 30, 2012
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$10,060	$54,940
Core technology	36,100	22,181	13,919
Patents and licenses	13,460	13,460	—
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	171	169

Intangible assets, net	$116,300	$47,272	$69,028

        The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Year Ended April 30,
	2013	2012	2011
Amortization of intangible assets	$3,638	$2,778	$2,626

Amortization of acquired patent portfolio	$9,286	$9,286	$774

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 7—Goodwill and Intangible Assets—(Continued)

        The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2014	$11,885
2015	11,496
2016	11,319
2017	11,193
2018	10,112
Thereafter	799

Total	$56,804

Note 8—Borrowing Arrangements and Related Derivative Instruments

        The following table sets forth the Company's debt as of the dates indicated (in thousands):

	April 30,
	2013	2012
Mortgage loan	$24,207	$24,760
Term loan	—	1,000
Construction loan	15,271	16,723

	39,478	42,483
Less: amount due within one year	(3,769)	(3,146)

Non-current portion of long-term debt	$35,709	$39,337

        As of April 30, 2013, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2014	$554	$3,215	$3,769
2015	554	3,215	3,769
2016	554	6,430	6,984
2017	22,545	2,411	24,956
Thereafter	—	—	—

Total	$24,207	$15,271	$39,478

  Mortgage Loan and Term Loan

        On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the "Santa Clara Property"). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the "Mortgage Loan") and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million (the "Term Loan"). In March 2008, the Company

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 8—Borrowing Arrangements and Related Derivative Instruments—(Continued)

borrowed $6.0 million under the Term Loan to finance improvements to the Santa Clara Property. The Company drew down the remaining $6.0 million under the Term Loan in July 2008.

        The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate ("LIBOR") plus 90 basis points. The Term Loan matured and was paid off on July 31, 2012; before its maturity, borrowings under the Term Loan accrued interest at the LIBOR rate plus 125 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of April 30, 2013.

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

  Construction Loan

        On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the "Construction Loan"). The purpose of the Construction Loan is to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of April 30, 2013, the total amount outstanding under the Construction Loan was Chinese Yuan 95.0 million, or approximately $15.3 million. The Construction Loan matures on June 30, 2016.

        The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.9% and 6.3% at April 30, 2013 and 2012, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of April 30, 2013.

  Derivative Instruments and Hedging Activities

        As indicated above, the Company entered into two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The interest rate swap related to the Mortgage Loan is

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 8—Borrowing Arrangements and Related Derivative Instruments—(Continued)

scheduled to expire in March 2017, while the interest rate swap related to the Term Loan expired on July 31, 2012. The swaps were set up to reduce the effect of interest rate variability on the two loans' interest payments. During the set up, the Company did not designate the two interest rate swaps as hedging instruments. Consequently, the Company had to remeasure the two interest rate swaps at fair value at each subsequent balance sheet date, and immediately recognize any changes to the fair values in earnings. On the consolidated balance sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses. (See Note 12.)

        The table below presents the location of the swaps on the Consolidated Statements of Income and Consolidated Balance Sheets, and the related effects on the Company's results of operations and financial positions for the periods indicated (in thousands):

	Year Ended April 30,
	2013	2012	2011
Location of amounts recognized in Consolidated Statements of Income and amount of gains (losses):
Other income (expense), net	$625	$(880)	$(242)

	April 30,
	2013	2012
Location of amounts on Consolidated Balance Sheets and fair values:
Other long-term liabilities	$4,184	$4,809

Note 9—Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2013	2012	2011
Current:
Federal	$7,746	$3,068	$(6,231)
State	16	16	9
Foreign	3,863	808	5,829

Total current	11,625	3,892	(393)

Deferred:
Federal	(2,261)	3,356	4,191
State	(837)	(449)	427
Foreign	(1,265)	—	—

Total deferred	(4,363)	2,907	4,618

Total provision	$7,262	$6,799	$4,225

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 9—Income Taxes—(Continued)

        Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2013	2012	2011
United States	$(20,996)	$2,280	$19,558
International	71,160	70,368	109,149

Total	$50,164	$72,648	$128,707

        The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to "Income before income taxes" as a result of the following (in thousands):

	Year Ended April 30,
	2013	2012	2011
Provision based on statutory federal income tax rate	$17,557	$25,426	$45,047
State income tax expense (benefit), net of federal tax benefit	(868)	(481)	381
Foreign rate differential	(14,843)	(21,349)	(37,820)
Non-deductible stock-based compensation	7,412	5,583	1,807
Tax credits	(3,409)	(2,979)	(5,078)
Prior year adjustment (see Note 1)	1,184	—	—
Other	229	599	(112)

Tax provision	$7,262	$6,799	$4,225

        The effective tax rates for fiscal 2013, 2012 and 2011 are less than the combined U.S. federal and state statutory rate of approximately 40%, principally because the Company earns a portion of its profits in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate. In fiscal 2013, the Company included in the amount of foreign rate differential a $3.6 million reduction of unrecognized tax benefits due to lapses of applicable statute of limitations.

        The American Taxpayer Relief Act, which was signed into law on January 2, 2013, retroactively extended the U.S. Federal Research and Development tax credit ("Federal R&D Credit") from January 1, 2012 to December 31, 2013. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which was signed into law on December 17, 2010, retroactively extended the Federal R&D Credit from January 1, 2010 to December 31, 2011. Both enacted tax law changes resulted in respective incremental tax benefits in fiscal 2013 and 2011, from the retroactively extended Federal R&D Credit.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 9—Income Taxes—(Continued)

        The components of net deferred tax assets included in the consolidated balance sheets for the fiscal years indicated were (in thousands):

	April 30,
	2013	2012
Deferred tax assets:
Tax credits	$23,832	$22,663
Net operating loss	1,612	1,713
Stock-based compensation expenses	7,230	5,779
Unrealized loss on interest rate swap	1,694	1,854
Fixed assets	1,355	—
Accruals, reserves and other	6,105	5,834

Gross deferred tax assets	41,828	37,843
Valuation allowance	(12,116)	(10,419)

Deferred tax assets	29,712	27,424

Deferred tax liabilities:
Fixed assets	—	(1,095)
Undistributed earnings of non-US equity investees not permanently reinvested	(17,735)	(15,849)
Other	(1,698)	(1,290)

Deferred tax liabilities	(19,433)	(18,234)

Net deferred tax assets	$10,279	$9,190

        The Company has elected to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $21.1 million and $24.5 million as of April 30, 2013 and 2012, respectively, and, if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

        Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. Deferred tax assets in the amount of $12.1 million and $10.4 million at April 30, 2013 and 2012, respectively, primarily pertain to California research and development tax credit carryovers that the Company believes it is more likely than not that the Company will not realize; therefore, a valuation allowance has been established against such deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs.

        As of April 30, 2013, the Company has U.S. federal and California net operating loss ("NOL") carryforwards of $21.8 million and $16.7 million, respectively. If not utilized, the U.S. federal NOL will

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 9—Income Taxes—(Continued)

begin to expire in fiscal 2028 and the California NOL will begin to expire in fiscal 2032. The Company has U.S. federal and California tax credits of $28.7 million and $30.9 million, respectively. If not utilized, the U.S. federal tax credits will begin to expire in fiscal 2025 and the California tax credits will be carried over indefinitely.

        The Company has not provided U.S. federal and California income taxes, as well as foreign withholding taxes, on approximately $429.7 million of undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

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

        A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	April 30,
	2013	2012	2011
Balance at beginning of fiscal year	$87,433	$85,734	$83,613
Increases in balances related to tax positions taken during current year	6,288	4,536	6,273
Decreases as a result of lapses of the applicable statute of limitations	(3,123)	(2,667)	(6,821)
Increases in balances related to tax positions taken during prior years	422	89	3,251
Decreases in balances related to tax positions taken during prior years	(459)	(259)	(582)

Balance at end of fiscal year	$90,561	$87,433	$85,734

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 9—Income Taxes—(Continued)

        A reconciliation of the gross unrecognized tax benefits, including interest and penalties, as presented on the Consolidated Balance Sheets is as follows (in thousands):

	April 30,
	2013	2012
Recorded as a decrease in deferred income tax assets—non-current	$15,973	$14,015
Long-term income taxes payable	90,777	88,159

Balance at end of fiscal year	$106,750	$102,174

        The Company includes interest, penalties and foreign exchange gain or loss related to unrecognized tax benefits within the provision for income taxes on the Consolidated Statements of Income. The Company recognized the following net amounts of interest and penalties and the related foreign exchange gain or loss for the periods presented (in thousands):

	Year Ended April 30,
	2013	2012	2011
Recognized interest and penalties, net	$1,449	$865	$(2,022)

        Included in the fiscal 2013 and 2012 net amounts of interest and penalties are benefits of $463,000 and $0.7 million, respectively, primarily due to the reversal of accrued interest and penalties related to the reductions to unrecognized tax benefits as a result of lapses of the statute of limitations.

        The Company had cumulatively accrued the following amounts for potential interest and penalties as of the dates indicated (in thousands):

	April 30,
	2013	2012
Balance at end of fiscal year	$16,189	$14,741

        The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $101.2 million as of April 30, 2013. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

        The Company files U.S. federal and state, as well as foreign, tax returns. For such returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2004. The Company is currently under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of April 30, 2013, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $9.0 million due to lapses of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 9—Income Taxes—(Continued)

        In fiscal 2013, the Company obtained a partial tax holiday from the Singapore Economic Development Board, an agency of the Government of Singapore. This partial tax holiday allows for reduced rates of Singapore income tax on certain classes of income generated from the Company's business operations in Singapore, from September 1, 2012 through August 31, 2022. In order to retain these tax benefits in Singapore, the Company must meet several requirements as to capital and business spending, headcount and activities. For fiscal 2013, the effect of the Singapore partial tax holiday, in the aggregate, was reducing the overall provision for income taxes from what it otherwise would have been by $0.6 million, thus increasing diluted net income per share by $0.01.

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

	Year Ended April 30,
	2013	2012	2011
Antidilutive common stock subject to outstanding options	2,957,000	1,222,000	—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 10—Net Income Per Share—(Continued)

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2013	2012	2011
Basic:
Numerator:
Net income	$42,902	$65,849	$124,482

Denominator:
Weighted average common shares for net income per share	53,529	56,666	55,324

Basic net income per share	$0.80	$1.16	$2.25

Diluted:
Numerator:
Net income	$42,902	$65,849	$124,482

Denominator:
Denominator for basic net income per share	53,529	56,666	55,324
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	142	1,567	3,782

Weighted average common shares for diluted net income per share	53,671	58,233	59,106

Diluted net income per share	$0.80	$1.13	$2.11

Note 11—Comprehensive Income

        The following table presents the components of other comprehensive income and related tax effects for the periods indicated (in thousands):

	Year Ended April 30, 2013			Year Ended April 30, 2012			Year Ended April 30, 2011
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Translation gains (losses)	$431	$(151)	$280	$2,893	$(1,010)	$1,883	$(62)	$—	$(62)
Unrealized gains (losses) on available-for-sale securities	839	(148)	691	(638)	299	(339)	913	(297)	616
Reclassification adjustments for losses on available-for-sale securities	18	(7)	11	—	—	—	3	(1)	2

Total other comprehensive income	$1,288	$(306)	$982	$2,255	$(711)	$1,544	$854	$(298)	$556

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 11—Comprehensive Income—(Continued)

        The following table presents the components of, and the changes in, accumulated other comprehensive income for the periods indicated (in thousands):

	Balance at April 30, 2012	Other Comprehensive Income (Loss), Before Tax	Related Tax Effects	Balance at April 30, 2013
Accumulated translation gains	$2,756	$431	$(151)	$3,036
Accumulated unrealized gains (losses) on available-for-sale securities, net	214	857	(155)	916

Total accumulated other comprehensive income	$2,970	$1,288	$(306)	$3,952

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

For the Years Ended April 30, 2013, 2012 and 2011

Note 12—Fair Value Measurements—(Continued)

  Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$44,409	$44,409	$—	$—
U.S. government debt securities and municipal bonds	1,707	—	1,707	—
Corporate debt securities/commercial paper	20,457	—	20,457	—
Equity investment in Tong Hsing	5,313	5,313	—	—

Total assets	$71,886	$49,722	$22,164	$—

Mortgage loan	$(24,207)	$—	$(24,207)	$—
Construction loan	(15,271)	—	(15,271)	—
Interest rate swaps	(4,184)	—	(4,184)	—

Total liabilities	$(43,662)	$—	$(43,662)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2013
	Total	Level 1	Level 2	Level 3
Cash equivalents	$44,409	$44,409	$—	$—
Short-term investments	22,164	—	22,164	—
Long-term investments	5,313	5,313	—	—

Total assets	$71,886	$49,722	$22,164	$—

Current portion of long-term debt	$(3,769)	$—	$(3,769)	$—
Non-current portion of long-term debt	(35,709)	—	(35,709)	—
Interest rate swaps	(4,184)	—	(4,184)	—

Total liabilities	$(43,662)	$—	$(43,662)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 12—Fair Value Measurements—(Continued)

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$92,359	$92,359	$—	$—
U.S. government debt securities and municipal bonds	16,011	—	16,011	—
Corporate debt securities/commercial paper	40,558	—	40,558	—
Equity investment in Tong Hsing	4,454	4,454	—	—

Total assets	$153,382	$96,813	$56,569	$—

Mortgage and term loan	$(25,760)	$—	$(25,760)	$—
Construction loan	(16,723)	—	(16,723)	$—
Interest rate swaps	(4,809)	—	(4,809)	—

Total liabilities	$(47,292)	$—	$(47,292)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents	$108,413	$92,359	$16,054	$—
Short-term investments	40,515	—	40,515	—
Long-term investments	4,454	4,454	—	—

Total assets	$153,382	$96,813	$56,569	$—

Current portion of long-term debt	$(3,146)	$—	$(3,146)	$—
Non-current portion of long-term debt	(39,337)	—	(39,337)	—
Interest rate swaps	(4,809)	—	(4,809)	$—

Total liabilities	$(47,292)	$—	$(47,292)	$—

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 12—Fair Value Measurements—(Continued)

        For the Company's interest rate swap, the Company obtains fair value quotes from the issuing bank and assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swap. The carrying value represents the fair value of the swap, as adjusted for any non-performance risk associated with the Company.

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

        The Company did not have any assets or liabilities that were measured at fair value on a non-recurring basis during fiscal 2012 and 2013. For the Company's equity investment in SOI, the authoritative guidance for deconsolidation required the Company to record its retained interest in SOI at fair value in June 2010, when the Company no longer held the majority representation on SOI's board. The Company classified the fair value measurement as Level 3 as the Company used unobservable inputs for the valuation methodologies that were significant to the fair value measurements. The Company determined the fair value of its retained interest in SOI by using the market and income approaches. The market approach included the use of financial metrics from comparable public companies. The selection of comparable companies required management judgment and was based on a number of factors, including comparable companies' sizes, industries, and other relevant factors. The income approach included the use of a discounted cash flow model that required significant estimates for SOI, including revenues, costs, risk adjusted discount rates and other relevant projections. In January 2011, the Company sold its remaining 43.7% interest in SOI for net proceeds of $3.8 million (See Note 5.)

Note 13—Common Stock and Treasury Stock

        The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2013 and 2012, 53,975,195 and 52,364,648 shares were outstanding, respectively. As of April 30, 2013 and 2012, 20,599,187 shares were held as treasury stock. In addition, as of April 30, 2013, 11,208,151

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 13—Common Stock and Treasury Stock—(Continued)

and 726,909 shares of common stock have been reserved for issuance under the Company's employee equity incentive plans and employee stock purchase plan, respectively.

        In November 2011, the Company's board of directors approved a new stock repurchase program, authorizing the repurchase in an open-market of up to an aggregate of $100.0 million of the Company's common stock. By December 2011, the Company had repurchased 8,058,187 shares of its common stock under this open-market program, for an aggregate cost of approximately $100.0 million.

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans

        The Company's equity incentive and stock-based compensation plans as of April 30, 2013 are summarized as follows (in thousands):

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Restricted Stock Units Outstanding
2000 Stock Plan	—	—	1,736	—
2000 Director Option Plan	—	—	88	—
2007 Equity Incentive Plan	13,200	4,759	2,170	2,454

Total	13,200	4,759	3,994	2,454

  2007 Equity Incentive Plan

        In September 2007, on the recommendation of the Company's board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan replaced the Company's 2000 Stock Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. With the approval of the Company's stockholders in September 2009, the Company modified certain terms of the 2007 Plan. Under the modified 2007 Plan, the Company's stock option awards generally have a maximum contractual term of seven years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. The 2007 Plan also covers grants of equity-based compensation to the Company's directors. In September 2011, the stockholders of the Company approved an amendment to the 2007 Plan, increasing the shares available for issuance under the 2007 Plan by 7,200,000 shares. As of April 30, 2013, options to purchase approximately 2,170,000 shares of common stock were outstanding under the 2007 Plan.

  2000 Stock Plan

        In February 2000, the Company adopted the 2000 Stock Plan under which 6,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 3,000,000 shares, or 6% of outstanding shares of common

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The 2000 Stock Plan provided for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options were granted at a price not less than 100% of the fair market value of the Company's common stock and at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options were granted at a price not less than 85.0% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan have been at fair market value on the date of the grant and generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). With the adoption of the 2007 Plan, no additional equity awards will be issued under the 2000 Stock Plan. As of April 30, 2013, options to purchase approximately 1,736,000 shares of common stock were outstanding under the 2000 Stock Plan.

  2000 Director Option Plan

        The 2000 Director Option Plan was adopted by the board of directors in February 2000 and approved by the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, or 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year, or an amount determined by the board of directors. The 2000 Director Option Plan provided for an initial grant to the nonemployee director to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director was granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting the director had served on the board of directors for not less than six months. The contractual term of options granted under the 2000 Director Option Plan was ten years, but the options expire three months following the termination of the optionee's status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants were exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000 share grants were exercisable at the rate of 1/16th of the shares per quarter. The exercise price of all of these options is 100% of the fair market value of the common stock on the date of grant. In November 2007, the Company's board of directors approved the termination of the Company's 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors. As of April 30, 2013, options to purchase approximately 88,000 shares of common stock were outstanding under the 2000 Director Option Plan.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

The board of directors has reserved a total of 2,500,000 shares of common stock for issuance under the 2009 Purchase Plan. Each offering period under the 2009 Purchase Plan will have a duration of approximately 24 months, commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the period ending 24 months later. Each offering period will generally consist of four six-month purchase periods in which shares may be purchased on a participant's behalf. The purchase price will be 85% of the lesser of the fair market value of the common stock on the first trading day of the offering period or on the last day of the purchase period. If the fair market value of the common stock on the last day of the purchase period is lower than the fair market value of the common stock on the enrollment date of the associated offering period, all participants in such offering period will automatically be rolled over to the immediately following offering period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The first offering period under the 2009 Purchase Plan began on December 1, 2009. As of April 30, 2013, approximately 1,773,000 shares had been purchased under the 2009 Purchase Plan.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Stock-Based Compensation Award Activity

        The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the three fiscal years ended April 30, 2013:

		Options Outstanding		Restricted Stock Units Outstanding	Restricted Stock Units
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)
Balance at May 1, 2010	4,435	8,141	15.49	2,073	11.80
Stock options granted	(468)	468	21.84	—	—
Stock options exercised	—	(4,593)	15.42	—	—
Stock options expired or forfeited	40	(80)	15.75	—	—
Restricted stock units granted(1)	(1,644)	—	—	1,028	22.50
Restricted stock units vested(1)	—	—	—	(890)	11.98
Restricted stock units expired or forfeited(1)	354	—	—	(206)	15.60

Balance at April 30, 2011	2,717	3,936	16.31	2,005	16.81
2007 Plan share increased	7,200	—	—	—	—
Stock options granted	(600)	600	34.65	—	—
Stock options exercised	—	(885)	15.41	—	—
Stock options expired or forfeited	28	(81)	20.42	—	—
Restricted stock units granted(1)	(2,088)	—	—	1,305	32.27
Restricted stock units vested(1)	—	—	—	(1,116)	14.84
Restricted stock units expired or forfeited(1)	231	—	—	(141)	23.71

Balance at April 30, 2012	7,488	3,570	19.53	2,053	27.24
Stock options granted	(644)	644	13.53	—	—
Stock options exercised		(137)	7.95	—	—
Stock options expired or forfeited	2	(83)	20.80	—	—
Restricted stock units granted(1)	(2,446)	—	—	1,528	13.39
Restricted stock units vested(1)		—	—	(903)	24.39
Restricted stock units expired or forfeited(1)	359	—	—	(224)	20.26

Balance at April 30, 2013—shares available for grant	4,759	—	—	—	—

Balance at April 30, 2013—options		3,994	18.93	—	—

Balance at April 30, 2013—restricted stock units	—	—	—	2,454	20.30

Exercisable at April 30, 2013	—	2,857	$18.24	—	—

Vested and expected to vest at April 30, 2013—options	—	3,866	$18.96	—	—

Vested and expected to vest at April 30, 2013—restricted stock units	—	—	—	2,154	$20.30

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

For the Years Ended April 30, 2013, 2012 and 2011

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        As of April 30, 2013 and 2012, options to purchase 2,857,000 and 2,607,000 shares, respectively, were vested. Information regarding the options outstanding as of April 30, 2013 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 5.82 - $13.34	1,028		$12.21		433		$10.81
$13.35 - $16.40	958		15.29		888		15.30
$16.41 - $19.43	833		17.33		827		17.33
$19.44 - $34.80	1,115		28.60		678		27.20
$34.81 - $34.84	60		34.84		31		34.84

$ 5.82 - $34.84	3,994	4.3	$18.93	$1,231	2,857	3.7	$18.24	$1,127

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on April 30, 2013 of $13.41 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of April 30, 2013 was 433,489 shares.

        The total intrinsic value of options exercised, the total intrinsic value of restricted stock units vested and the total cash received from employees as a result of employee stock option exercises during the periods indicated were as follows (in thousands):

	April 30,
	2013	2012
Total intrinsic value of options exercised	$1,015	$15,083
Total intrinsic value of restricted stock units vested	12,096	27,195
Total cash received from employees as a result of employee stock option exercises	$1,086	$13,649

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        Unrecognized compensation expense and the weighted average period over which the Company expects to recognize such compensation as of the dates indicated were as follows (dollars in thousands):

	April 30,
	2013	2012
Unvested stock options:
Unrecognized compensation expense, net of forfeitures	$8,444	$9,132
Weighted average period (years)	2.5	2.6
Unvested restricted stock units:
Unrecognized compensation expense, net of forfeitures	$28,818	$35,089
Weighted average period (years)	1.7	1.8
2009 Purchase Plan:
Unrecognized compensation expense	$1,063	$5,233
Weighted average period (years)	0.6	1.1

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

        The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted during the periods indicated was as follows:

	Year Ended April 30,
	2013	2012	2011
Per share weighted average estimated grant date fair value	$6.36	$15.37	$9.89

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 14—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the periods indicated:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2013	2012	2011	2013	2012	2011
Risk-free interest rate	0.6%	1.3%	1.4%	0.1%	0.1%	0.2%
Expected term of options (in years)	4.3	4.2	4.1	0.5	0.5	0.5
Expected volatility	60%	55%	57%	63%	53%	50%
Expected dividend yield	0%	0%	0%	0%	0%	0%

        Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's employee stock purchase plans during the periods indicated was as follows:

	Year Ended April 30,
	2013	2012	2011
Per share weighted average estimated fair value of rights issued	$6.06	$5.54	$4.81

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 15—Risks and Uncertainties—(Continued)

        The Company maintains cash and cash equivalents and short-term investments with various financial institutions, located in several different jurisdictions. The majority of the cash and cash equivalents balances are held in U.S. Cayman Islands and Singapore. The short-term investments are primarily held in U.S. and Cayman Islands. Deposits held with banks may generally be redeemed upon demand and may exceed the limit of insurance provided on such deposits. All these deposits and other financial instruments including our interest rate swaps are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. The Company has not sustained credit losses from instruments held at financial institutions.

        The Company's products are primarily sold to OEMs, VARs and to distributors. The Company's sales to significant customers as a percentage of revenues for the periods indicated were as follows:

	Year Ended April 30,
	2013	2012		2011
Percentage of revenues:
Customer A	18.0%	15.2%		17.6%
Customer B	11.7	13.5		13.8
Customer C	10.7	*		*
Customer D	10.3%	*	%	*	%

*
Less than ten percent of revenues.

        The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer account receivables as a percentage of net accounts receivable for the periods indicated were as follows:

	April 30,
	2013		2012
Percentage of accounts receivable, net:
Customer A	15.3%		15.6%
Customer B	15.1		15.5
Customer C	11.1		*
Customer D	*	%	12.8%

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 16—Segment and Geographic Information—(Continued)

        The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Year Ended April 30,
	2013	2012	2011
OEMs and VARs	81.2%	78.1%	75.3%
Distributors	18.8	21.9	24.7

Total	100.0%	100.0%	100.0%

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

	Year Ended April 30,
	2013	2012	2011
China	$955,378	$520,452	$614,891
South Korea	275,105	147,390	199,747
Malaysia	60,243	50,887	66,827
Japan	57,604	46,108	11,546
United States	3,997	61,766	16,203
All other	55,602	71,127	47,262

Total	$1,407,929	$897,730	$956,476

        The Company's long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	April 30,
	2013	2012
China	$139,482	$82,933
Taiwan	137,359	138,118
United States	50,903	54,008
All other	811	771

Total	$328,555	$275,830

Note 17—Commitments and Contingencies

  Commitments

        During the three months ended October 31, 2008, the Company formed OST, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding the Company's testing capabilities. As of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 17—Commitments and Contingencies—(Continued)

April 30, 2013, the Company had contributed $1.5 million, meeting the capital commitment requirement, which was modified in June 2012.

        During the three months ended April 30, 2011, the Company formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. ("OOC-China"), a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding the Company's manufacturing capabilities. As of April 30, 2013, the Company has contributed $11.5 million of the committed $25.0 million registered capital. The Company is required to contribute the remaining $13.5 million by April 2014.

        The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2018. At April 30, 2013, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2014	$2,047
2015	471
2016	201
2017	138
2018	70
Thereafter	—

Total	$2,927

        The following table presents rental expenses under all operating leases during the periods presented (in thousands):

	Year Ended April 30,
	2013	2012	2011
Rental expenses under operating leases	$11,491	$9,293	$7,204

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 17—Commitments and Contingencies—(Continued)

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

        On November 22, 2011, Defendants Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp. (collectively "TSMC") filed amended counterclaims asserting that Ziptronix has infringed, actively induced infringement of, and/or induced contributory infringement of the following five patents: U.S. Patent Nos. 6,682,981 ("Stress Controlled Dielectric Integrated Circuit Fabrication"), 7,307,020 ("Membrane 3D IC Fabrication"), 6,765,279 ("Membrane 3D IC Fabrication"), 7,385,835 ("Membrane 3D IC Fabrication"), and 6,350,694 ("Reducing CMP Scratch, Dishing and Erosion by Post CMP Etch Back Method for Low-K Materials"). Ziptronix answered the amended counterclaims on December 9, 2011 and denied each of TSMC's infringement claims against it.

        On August 9, 2012, Ziptronix filed a second amended complaint adding claims that the defendants infringe the following three patents: U.S. Patent Nos. 8,153,505 ("Method for Low Temperature Bonding and Bonded Structure"), 8,043,329 ("Method for Low Temperature Bonding and Bonded Structure"), and 7,871,898 ("Method for Low Temperature Bonding and Bonded Structure"). The Company answered the second amended complaint on August 27, 2012, and denied each of Ziptronix's infringement claims against it.

        Claim construction briefing has been submitted, and trial is currently scheduled to begin on March 3, 2014. The Company expects to vigorously defend itself against Ziptronix's allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

        In re OmniVision Technologies, Inc. Litigation

        On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company's business and financial results, in particular regarding the use of its imaging sensors in Apple Inc.'s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-CV-5235 (RMW) (the "Securities Case"). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of the Company's common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants' motion to dismiss. No trial date has been set. The Company is currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

        In re OmniVision Technologies, Inc. Derivative Litigation

        On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of the Company's current and

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 17—Commitments and Contingencies—(Continued)

former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as nominal defendant against whom no recovery is sought. The proceedings in these derivative actions have been stayed by agreement pending the outcome of a future summary judgment motion in the Securities Case. The Company is currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

        Requests for Indemnification

        In March 2011, a third party filed a complaint in a federal district court asserting patent infringement claims against some of the end-user customers of OmniVision's products. Among other things, the complaint asserts that the defendants' products incorporating the Company's image sensors infringe certain patents held by the third party plaintiff. The complaint sought unspecified monetary damages, fees and expenses and injunctive relief against the defendants. In April 2013, the parties to this action agreed to resolve all claims pursuant to settlement agreements. The Company was not a party to this lawsuit, but certain parties have requested indemnification from the Company for this matter to the extent that the infringement claims related to the Company's image sensors. The Company is currently unable to predict the outcome of any indemnity-related negotiations or other matters and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Note 18—Related Party Transactions

        The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Year Ended April 30,
Related Party	Description	2013	2012	2011
VisEra	Purchases of color filter and other manufacturing services	$166,100	$121,008	$110,872

	Rent and other services(1)	$3,664	$1,972	$—

	Balance payable at year end, net	$28,024	$17,329	$17,839

(1)
The Company started leasing manufacturing floor space from VisEra in November 2011.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2013, 2012 and 2011

Note 18—Related Party Transactions—(Continued)

        The following table summarizes the transactions that the Company's equity method investees, SOI and VisEra, engaged with related parties for the periods indicated (in thousands):

	Year Ended April 30,
	2013	2012	2011
SOI(1) transactions with:
PTC:
Purchases of wafers	$—	$—	$1,346
Rent and other services	—	—	67
Balance payable at year end, net	—	—	—
VisEra:
Purchases of manufacturing services	—	—	201
Balance payable at year end	—	—	—
VisEra transactions with:
TSMC:
Sales to TSMC	587	917	1,887
Purchase manufacturing services	82	289	171
Balance payable at year end	5	18	16
Balance receivable at year end	69	250	238
SOI(1):
Sales to SOI	—	—	201
Balance receivable at year end, net	$—	$—	$—

(1)
The Company sold its entire ownership interest in SOI during the third quarter of fiscal 2011. (See Note 5.)

        The Company purchases a substantial portion of its wafers from TSMC. The Company also purchases a portion of its wafers from PTC.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2013
	(in thousands, except per share data)
Revenues	$258,064	$390,137	$423,513	$336,215
Cost of revenues	208,849	325,453	352,027	277,486
Gross profit	49,215	64,684	71,486	58,729
Net income	$2,327	$10,345	$21,308	$8,922
Net income per share:
Basic(1)	$0.04	$0.19	$0.40	$0.17

Diluted(1)	$0.04	$0.19	$0.40	$0.17

Shares used in computing net income per share:
Basic	52,830	53,514	53,830	53,943

Diluted	52,865	53,675	53,930	54,061

	Three Months Ended
	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012
	(in thousands, except per share data)
Revenues	$276,071	$217,919	$185,193	$218,547
Cost of revenues	188,678	151,258	140,337	169,446
Gross profit	87,393	66,661	44,856	49,101
Net income	$41,972	$21,085	$111	$2,681
Net income per share:
Basic(1)	$0.72	$0.35	$0.00	$0.05

Diluted(1)	$0.68	$0.35	$0.00	$0.05

Shares used in computing net income per share:
Basic	58,650	59,612	56,070	52,334

Diluted	61,409	60,207	56,180	52,994

(1)
Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

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

        Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of the end of fiscal year 2013.

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

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of April 30, 2013 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of April 30, 2013, our internal control over financial reporting was effective. The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 62 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Proposal One—Election of Class I Director" and "Corporate Governance" contained in our proxy statement related to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. "Business" under the heading "Executive Officers of the Registrant."

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

  2.
  Financial Statement Schedules. The following financial schedule is filed as part of this Report under "Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2013, 2012 and 2011." All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  3.
  Exhibits.

Exhibit Number		Description
2.1	+(20)	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

3.1	(1)	Restated Certificate of Incorporation

3.2	(19)	Bylaws of the Registrant as amended on November 27, 2007 and November 21, 2011

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

3.2.2	(19)	Certificate of Amendment of the Bylaws of OmniVision Technologies, Inc. effective as of November 21, 2011

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

Exhibit Number		Description
10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.18.2	(20)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 30, 2009)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

Exhibit Number		Description
10.28	(14)	Form of Employee/Consultant Stock Option Agreement

10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan

21.1		Subsidiaries of the Registrant

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2		Consent of Deloitte & Touche, Independent Auditors of VisEra Holding Company and Subsidiary

24.1		Power of Attorney (included on page 130)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1		Audited Financial Statements of VisEra Holding Company and Subsidiary as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010

101.INS	(21)	XBRL Instance Document

101.SCH	(21)	XBRL Taxonomy Extension Schema Document

101.CAL	(21)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(21)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(21)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(21)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(21)
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

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2013, 2012 and 2011
(In thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended April 30, 2013	$555	$390	$—	$945

Fiscal year ended April 30, 2012	$1,834	$(174)	$1,105	$555

Fiscal year ended April 30, 2011	$711	$1,123	$—	$1,834

Deferred tax valuation allowance:
Fiscal year ended April 30, 2013	$10,419	$1,697	$—	$12,116

Fiscal year ended April 30, 2012	$8,058	$2,361	$—	$10,419

Fiscal year ended April 30, 2011	$5,264	$2,794	$—	$8,058

Allowance for sales returns:
Fiscal year ended April 30, 2013	$2,489	$10,327	$7,445	$5,371

Fiscal year ended April 30, 2012	$2,305	$3,283	$3,099	$2,489

Fiscal year ended April 30, 2011	$936	$3,654	$2,285	$2,305

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
By:	/s/ SHAW HONG Shaw Hong Chief Executive Officer

Date: June 28, 2013

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG Shaw Hong	Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2013
/s/ ANSON CHAN Anson Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2013
/s/ HENRY YANG Henry Yang	Chief Operating Officer and Director	June 28, 2013
/s/ WEN-LIANG WILLIAM HSU William Hsu	Director	June 28, 2013
/s/ JOSEPH JENG Joseph Jeng	Director	June 28, 2013
/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	June 28, 2013

EXHIBIT INDEX

Exhibit Number		Description
2.1	+(20)	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

3.1	(1)	Restated Certificate of Incorporation

3.2	(19)	Bylaws of the Registrant as amended November 27, 2007 and November 21, 2011

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

3.2.2	(19)	Certificate of Amendment of the Bylaws of OmniVision Technologies, Inc. effective as of November 21, 2011

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

Exhibit Number		Description
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.18.2	(20)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 30, 2009)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

10.28	(14)	Form of Employee/Consultant Stock Option Agreement

10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan

Exhibit Number		Description
21.1		Subsidiaries of the Registrant

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2		Consent of Deloitte & Touche, Independent Auditors of VisEra Holding Company and Subsidiary

24.1		Power of Attorney (included on page 130)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1		Audited Financial Statements of VisEra Holding Company and Subsidiary as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010

101.INS	(21)	XBRL Instance Document

101.SCH	(21)	XBRL Taxonomy Extension Schema Document

101.CAL	(21)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(21)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(21)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(21)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(21)
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