Form 10-Q
period 2013-07-31
OMNIVISION TECHNOLOGIES INC
filed 2013-09-06
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

At September 3, 2013, 55,587,212 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 31,	April 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$196,748	$190,171
Short-term investments	43,773	22,164
Accounts receivable, net	174,529	166,517
Inventories	426,556	430,315
Deferred income taxes	1,569	4,028
Prepaid expenses and other current assets	8,305	11,982
Total current assets	851,480	825,177
Property, plant and equipment, net	160,310	158,394
Long-term investments	145,066	139,746
Goodwill	10,227	10,227
Intangibles, net	53,633	56,804
Other long-term assets	37,397	36,666
Total assets	$1,258,113	$1,227,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,858	$188,261
Accrued expenses and other current liabilities	42,753	40,274
Income tax payable	909	2,904
Deferred revenues, less cost of revenues	24,399	15,493
Current portion of long-term debt	3,791	3,769
Total current liabilities	252,710	250,701
Long-term liabilities:
Long-term income tax payable	82,417	90,777
Non-current portion of long-term debt	35,652	35,709
Other long-term liabilities	4,141	4,618
Total long-term liabilities	122,210	131,104
Total liabilities	374,920	381,805

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 76,140 shares issued and 55,541 outstanding at July 31, 2013 and 74,574 shares issued and 53,975 outstanding at April 30, 2013, respectively	76	75
Additional paid-in capital	630,818	616,379
Accumulated other comprehensive income	4,435	3,952
Treasury stock, 20,599 at July 31, 2013 and April 30, 2013, respectively	(278,683)	(278,683)
Retained earnings	526,547	503,486
Total stockholders’ equity	883,193	845,209
Total liabilities and stockholders’ equity	$1,258,113	$1,227,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	July 31,
	2013	2012
Revenues	$373,688	$258,064
Cost of revenues	308,527	208,849
Gross profit	65,161	49,215

Operating expenses:
Research, development and related	27,702	28,848
Selling, general and administrative	18,200	18,728
Amortization of acquired patent portfolio	2,321	2,321
Total operating expenses	48,223	49,897

Income (loss) from operations	16,938	(682)
Equity in earnings of investee	1,110	1,140
Interest expense, net	(541)	(758)
Other income (expense), net	(1,177)	94
Income (loss) before income taxes	16,330	(206)

Benefit from income taxes	(6,731)	(2,533)
Net income	$23,061	$2,327

Net income per share:
Basic	$0.42	$0.04
Diluted	$0.42	$0.04

Shares used in computing net income per share:
Basic	54,611	52,830
Diluted	55,344	52,865

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2013	2012
Net income	$23,061	$2,327

Other comprehensive income (loss), net of tax:
Translation gains	121	8
Unrealized gains (losses) on available-for-sale securities	362	(994)

Other comprehensive income (loss)	483	(986)

Comprehensive income	$23,544	$1,341

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2013	2012
Cash flows from operating activities:
Net income	$23,061	$2,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,349	8,524
Change in fair value of interest rate swap	(479)	98
Stock-based compensation	8,496	9,528
Tax effect from stock-based compensation	859	1,418
Gain on equity investments, net	(4,997)	(3,295)
Write-down of inventories	9,357	4,912
Excess tax benefit from stock-based compensation	(717)	(1,176)
(Gain) loss on disposal of property, plant and equipment	(2)	99
Changes in assets and liabilities:
Accounts receivable, net	(8,013)	(34,895)
Inventories	(5,004)	(118,946)
Deferred income taxes	2,364	2,147
Prepaid expenses and other assets	1,371	(3,325)
Accounts payable	(6,978)	62,858
Accrued expenses and other current liabilities	860	(2,265)
Income tax payable	(10,355)	(4,837)
Deferred revenues, less cost of revenues	8,778	(262)
Net cash provided by (used in) operating activities	25,950	(77,090)
Cash flows from investing activities:
Purchases of short-term investments	(40,768)	(122,304)
Proceeds from sales or maturities of short-term investments	19,033	117,915
Purchases of property, plant and equipment, net of sales	(7,100)	(11,446)
Purchases and deposits for intangible and other assets	—	(10,000)
Net cash used in investing activities	(28,835)	(25,835)
Cash flows from financing activities:
Repayment of long-term borrowings	(138)	(888)
Excess tax benefits from stock-based compensation	717	1,176
Proceeds from exercise of stock options and employee stock purchase plan	8,883	3,943
Net cash provided by financing activities	9,462	4,231
Effect of exchange rate changes on cash and cash equivalents	—	(12)
Net increase (decrease) in cash and cash equivalents	6,577	(98,706)
Cash and cash equivalents at beginning of period	190,171	290,492
Cash and cash equivalents at end of period	$196,748	$191,786
Supplemental cash flow information:
Taxes paid	$577	$396
Interest paid	$608	$665
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$3,757	$3,150
Write-off of employee stock-based compensation-related deferred tax assets	$1,100	$1,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2013 and April 30, 2013 and for the three months ended July 31, 2013 and 2012 have been prepared by OmniVision Technologies, Inc. and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2013 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 (the “Form 10-K”).

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

Classification of Land-use Rights

Certain previously reported amounts have been revised to correct the classification of land-use rights from “Property, plant and equipment, net” to “Other long-term assets” as of July 31, 2013 and for all prior periods. The net book value of the Company’s land-use rights totaled approximately $2.2 million at July 31, 2013 and April 30, 2013, respectively. The reclassification had no impact on the results of operations or cash flows of the Company.

The net book value of the Company’s land-use rights comprises three separate arrangements. One of the Company’s wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd. (“OSC”), formerly Hua Wei Semiconductor (Shanghai) Co. Ltd., holds a land-use right that was acquired from the Shanghai SongJiang Housing and Land Administration Bureau in December 2000 for approximately $0.9 million. The cost of the land-use right is being amortized over 40 years, the useful life of the right.

In January 2007, the Company, through its wholly-owned subsidiary, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”), formerly Shanghai OmniVision IC Design Co. Ltd., entered into a Land-Use-Right Purchase Agreement (the “Purchase Agreement”) with the Construction and Transportation Commission of the Pudong New District, Shanghai. The Purchase Agreement has an effective date of December 31, 2006. Under the terms of the Purchase Agreement, the Company paid an aggregate amount of approximately $0.6 million in exchange for the right to use approximately 323,000 square feet of land located in Shanghai, China. The cost of the land-use right is being amortized over 50 years, the useful life of the right.

In addition, in July 2011, the Company, through its wholly-owned subsidiary, Shanghai OmniVision Semiconductor Technology Co. Ltd. (“OST”), entered into a Land-Use-Right Purchase Agreement with the Shanghai Song Jiang District Zoning and Land Administration Bureau. Under the terms of the agreement, the Company paid an aggregate amount of approximately $1.0 million in exchange for the right to use approximately 113,175 square feet of land located in Shanghai for a period of 50 years, starting from August 19, 2011. The cost of the land-use right is being amortized over 50 years, the useful life of the right.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Note 2 — Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance on accounting for cumulative translation adjustment. The revised guidance specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of July 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$10,500	$—	$—	10,500
Corporate debt securities/commercial paper	33,290	2	(19)	33,273
	$43,790	$2	$(19)	$43,773

Contractual maturity dates, less than one year				$33,273
Contractual maturity dates, two years to thirty-four years				10,500
				$43,773

	As of April 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$1,707	$—	$—	1,707
Corporate debt securities/commercial paper	20,463	—	(6)	20,457
	$22,170	$—	$(6)	$22,164

Contractual maturity dates, less than one year				$20,764
Contractual maturity dates, two years to twenty-three years				1,400
				$22,164

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	July 31,	April 30,
	2013	2013
Cash and cash equivalents:
Cash	$144,082	$145,762
Money market funds, certificates of deposit and U.S. government bonds	52,666	44,409
	$196,748	$190,171
Accounts receivable, net:
Accounts receivable	$181,016	$172,833
Less: Allowance for doubtful accounts	(937)	(945)
Allowance for sales returns	(5,550)	(5,371)
	$174,529	$166,517
Inventories:
Work in progress	$158,915	$213,095
Finished goods	267,641	217,220
	$426,556	$430,315
Prepaid expenses and other current assets:
Prepaid expenses	$6,881	$7,974
Deposits and other	1,179	3,907
Interest receivable	245	101
	$8,305	$11,982
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings	82,547	57,246
Buildings/leasehold improvements	28,691	24,659
Machinery and equipment	111,681	102,429
Furniture and fixtures	5,015	5,013
Software	7,228	6,954
Construction in progress	5,300	37,725
	253,462	247,026
Less: Accumulated depreciation and amortization	(93,152)	(88,632)
	$160,310	$158,394
Other long-term assets:
Deferred income tax assets — non-current	$4,982	$6,251
Land-use rights	2,222	2,236
Other long-term assets	30,193	28,179
	$37,397	$36,666
Accrued expenses and other current liabilities:
Due to VisEra for acquisition of production operations	$9,000	$9,000
Employee compensation	12,099	12,856
Third party commissions	508	850
Professional services	2,263	2,176
Noncancelable purchase commitments	4,562	4,817
Rebates	2,614	2,557
Other	11,707	8,018
	$42,753	$40,274
Other long-term liabilities:
Interest rate swap	$3,705	$4,184
Other	436	434
	$4,141	$4,618

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	July 31,	April 30,
	2013	2013
VisEra	$110,692	$105,233
WLCSP	23,834	22,539
XinTec	4,661	4,661
Tong Hsing	5,879	5,313
Phostek	—	2,000
Total	$145,066	$139,746

VisEra Technologies Company, Ltd.

On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of July 31, 2013, the Company owned 49.1% of VisEra Cayman.

On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. As of July 31, 2013, approximately $9.0 million was recorded in “Accrued expenses and other current liabilities,” representing the remaining cash consideration due VisEra.

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Dividend payments received from VisEra	$—	$—

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

	Three Months Ended
	July 31,
	2013	2012
Equity income	$5,459	$3,865
Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	5,887	1,978

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP’s equity interests, or 20.0% of WLCSP’s registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. The Company has appointed a member to WLCSP’s board of directors and a supervisor. As of July 31, 2013, the Company owned 18.7% of WLCSP.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Dividend payments received from WLCSP	$830	$890

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Equity in earnings of investee” consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Equity income	$1,110	$1,140

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of July 31, 2013, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 15.8% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.9%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and provision of microelectronic packaging technologies. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. As of July 31, 2013, the Company’s ownership in Tong Hsing was approximately 0.7%.

As the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable, the Company reported the shares on a mark-to-market basis, net of deferred taxes. For the periods indicated, the Company recorded the following unrealized holding gains (losses) in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Unrealized holding gains (losses)	$566	$(1,000)

Phostek, Inc.

Phostek, Inc. (“Phostek”) is a privately held company that develops and manufactures light emitting diodes in Taiwan. The Company made an investment in Phostek in February 2012, for a total of $2.0 million in cash. As of July 31, 2013, the Company’s ownership in Phostek was approximately 6.9%. The Company does not have the ability to exercise significant influence over the operating and financial policies of Phostek. As a result, the Company accounts for this investment using the cost method.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

In July 2013, based on a combination of factors, including Phostek’s accumulated losses and its decision to not pursue any additional fundings to support its original business plans, the Company performed an impairment analysis and concluded that the investment in Phostek should be impaired in its entirety. Consequently, the Company recorded an impairment charge of $2.0 million in “Other income (expense), net” for the three months ended July 31, 2013.

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each investee’s financial statement was prepared under GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended
	July 31,
	2013	2012
Operating data:
Revenues	$41,753	$41,969
Gross profit	17,403	9,646
Income from operations	14,754	6,539
Net income	$11,980	$3,976

China WLCSP Limited

	Three Months Ended
	July 31,
	2013	2012
Operating data:
Revenues	$18,944	$13,847
Gross profit	10,211	8,070
Income from operations	7,562	7,090
Net income	$5,942	$6,105

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	July 31,	April 30,
	2013	2013
Undistributed earnings of investees	$56,827	$49,830

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the change to the carrying value of the Company’s goodwill during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Beginning balance	$10,227	$10,227
Changes to carrying value	—	—
Ending balance	$10,227	$10,227

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	July 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$21,666	$43,334
Core technology	36,100	26,432	9,668
Patents and licenses	14,160	13,655	505
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	214	126
Intangible assets, net	$117,000	$63,367	$53,633

	April 30, 2013
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$19,345	$45,655
Core technology	36,100	25,649	10,451
Patents and licenses	14,160	13,596	564
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	206	134
Intangible assets, net	$117,000	$60,196	$56,804

The following table presents the amortization of intangible assets recorded by the Company for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Amortization of intangible assets	$850	$884
Amortization of acquired patent portfolio	$2,321	$2,321

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2014	$8,714
2015	11,496
2016	11,319
2017	11,193
2018	10,112
Thereafter	799
Total	$53,633

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	July 31,	April 30,
	2013	2013

Mortgage loan	$24,068	$24,207
Construction loan	15,375	15,271
	39,443	39,478
Less: amount due within one year	(3,791)	(3,769)
Non-current portion of long-term debt	$35,652	$35,709

As of July 31, 2013, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2014	$554	$3,237	$3,791
2015	554	3,237	3,791
2016	554	6,474	7,028
2017	22,406	2,427	24,833
2018	—	—	—
Total	$24,068	$15,375	$39,443

Mortgage Loan

On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the “Santa Clara Property”). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the “Mortgage Loan”) and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million (the “Term Loan”). The Company drew down the entire $12.0 million under the Term Loan by July 2008, and paid it off by July 31, 2012.

The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of July 31, 2013.

Interest rates under the Mortgage Loan for the dates indicated are set forth below:

	July 31,	April 30,
	2013	2013
Mortgage Loan	1.1%	1.1%

In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to effectively convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.3% per annum and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. The Company had a second interest rate swap associated with the Term Loan that fixed the Term Loan’s interest rate at 4.3% per annum and fixed the effective rate at approximately 5.5%. The second swap expired in July 2012 when the Term Loan matured and was paid off.

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in the Zhang Jiang Science Park in the Pudong Development Zone in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of July 31, 2013, the total amount outstanding under the Construction Loan was Chinese Yuan 95.0 million, or approximately $15.4 million. The Construction Loan matures on June 30, 2016.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.9% at July 31, 2013 and April 30, 2013, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of July 31, 2013.

Derivative Instruments and Hedging Activities

As indicated above, the Company entered into two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The interest rate swap related to the Mortgage Loan is scheduled to expire in March 2017, while the interest rate swap related to the Term Loan expired on July 31, 2012. The swaps were set up to reduce the effect of interest rate variability on the two loans’ interest payments. During the set up, the Company did not designate the two interest rate swaps as hedging instruments. Consequently, the Company remeasures the two interest rate swaps at fair value at each balance sheet date, and immediately recognizes any changes to the fair values in earnings. On the condensed consolidated balance sheet, the Company records the swap as either an asset or a liability, depending on whether the fair value represents a net gain or net loss. (See Note 9.)

The table below presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains (losses):
Other income (expense), net	$479	$(98)

	July 31,	April 30,
	2013	2013
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$3,705	$4,184

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

	Three Months Ended
	July 31,
	2013	2012
Antidilutive common stock subject to outstanding options	2,338,000	2,978,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2013	2012
Basic:
Numerator:
Net income	$23,061	$2,327

Denominator:
Weighted average common shares for net income per share	54,611	52,830

Basic net income per share	$0.42	$0.04

Diluted:
Numerator:
Net income	$23,061	$2,327

Denominator:
Denominator for basic net income per share	54,611	52,830
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	733	35
Weighted average common shares for diluted net income per share	55,344	52,865

Diluted net income per share	$0.42	$0.04

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

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	July 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$46,317	$46,317	$—	$—
U.S. government debt securities and municipal bonds	10,500	—	10,500	—
Corporate debt securities/commercial paper	39,622	—	39,622	—
Equity investment in Tong Hsing	5,879	5,879	—	—
Total assets	$102,318	$52,196	$50,122	$—
Interest rate swap	(3,705)	—	(3,705)	—
Total liabilities	$(3,705)	$—	$(3,705)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	July 31, 2013
	Total	Level 1	Level 2	Level 3
Cash equivalents	$52,666	$46,317	$6,349	$—
Short-term investments	43,773	—	43,773	—
Long-term investments	5,879	5,879	—	—
Total assets	$102,318	$52,196	$50,122	$—
Interest rate swap	(3,705)	—	(3,705)	$—
Total liabilities	$(3,705)	$—	$(3,705)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$44,409	$44,409	$—	$—
U.S. government debt securities and municipal bonds	1,707	—	1,707	—
Corporate debt securities/commercial paper	20,457	—	20,457	—
Equity investment in Tong Hsing	5,313	5,313	—	—
Total assets	$71,886	$49,722	$22,164	$—
Interest rate swap	(4,184)	—	(4,184)	—
Total liabilities	$(4,184)	$—	$(4,184)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2013
	Total	Level 1	Level 2	Level 3
Cash equivalents	$44,409	$44,409	$—	$—
Short-term investments	22,164	—	22,164	—
Long-term investments	5,313	5,313	—	—
Total assets	$71,886	$49,722	$22,164	$—
Interest rate swap	(4,184)	—	(4,184)	—
Total liabilities	$(4,184)	$—	$(4,184)	$—

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

The Mortgage Loan and the Construction Loan are recorded at cost. Their book values, however, approximate fair values as the underlying interest rates are based on risk-adjusted market rates; they are categorized as Level 2 for purposes of the fair value measurement hierarchy.

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended
	July 31,
	2013	2012
OEMs and VARs	81.6%	72.5%
Distributors	18.4	27.5
Total	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Since the Company’s customers’ end-user customers market and sell their products worldwide, the Company’s revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where their components are sourced. The revenues by geography in the following table are based on the country or region in which the Company’s customers issue their purchase orders for the periods presented (in thousands):

	Three Months Ended
	July 31,
	2013	2012
China	$278,911	$175,106
South Korea	56,137	48,819
Japan	15,511	13,796
Taiwan	8,191	6,218
United States	1,421	504
All other	13,517	13,621
Total	$373,688	$258,064

The Company’s long-lived assets, including its long-term investments, are located in the following countries as of the dates indicated (in thousands):

	July 31,	April 30,
	2013	2013
China	$156,963	$139,482
Taiwan	127,560	137,359
United States	52,419	50,903
All other	849	811
Total	$337,791	$328,555

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the three months ended July 31, 2013 (in thousands):

Additional
Paid-in
Capital
Balance at April 30, 2013	$616,379
Exercise of common stock options	5,444
Employee stock purchase plan	3,438
Employee stock-based compensation	8,496
Withholding tax deduction on restricted stock units	(2,698)
Tax effect from stock-based compensation	859
Write-off of employee stock-based compensation related deferred tax assets	(1,100)
Balance at July 31, 2013	$630,818

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the three months ended July 31, 2013 (in thousands):

	Balance at April 30, 2013	Other Comprehensive Income Before Reclassification	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at July 31, 2013
Accumulated translation gains	$3,036	$186	$—	$(65)	$3,157
Accumulated unrealized gains on available-for-sale securities, net	916	712	—	(350)	1,278
Total accumulated other comprehensive income	$3,952	$898	$—	$(415)	$4,435

For the three months ended July 31, 2013 and 2012, the Company did not reclassify any amount out of Accumulated Other Comprehensive Income into the Condensed Consolidated Statements of Income.

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Income (loss) before income taxes	$16,330	$(206)
Benefit from income taxes	$(6,731)	$(2,533)
Effective income tax rate	(41.2)%	1,229.6%

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items.

For the three months ended July 31, 2013, the discrete adjustments to the Company’s provision for income taxes included the tax benefit resulted from the reduction of unrecognized tax benefits due to the lapse of applicable statutes of limitations in certain foreign jurisdictions, the tax benefit realized by the Company as a result of its employees’ dispositions of incentive stock awards, and foreign exchange gains associated with the Company’s unrecognized tax benefits, partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended July 31, 2013, the Company reduced unrecognized tax benefits by approximately $8.9 million due to the lapse of applicable statutes of limitations in certain foreign jurisdictions. During the three months ended July 31, 2013, the Company accrued an additional $282,000 of interest related to the Company’s unrecognized tax benefits. The Company is currently under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of July 31, 2013, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $15.2 million due to the lapse of applicable statutes of limitations in certain jurisdictions over the next 12 months.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Note 13 — Commitments and Contingencies

Commitments

During the three months ended April 30, 2011, the Company formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. (“OOC-China”), a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding the Company’s manufacturing capabilities. As of July 31, 2013, the Company has effectively met its commitment of contributing $25.0 million to OOC-China as registered capital.

During the three months ended July 31, 2013, the Company formed OmniVision Technologies (Wuhan) Co. Ltd. (“OV-Wuhan”), a wholly-owned subsidiary in Wuhan, China, to support the Company’s growing research and development efforts. The Company has a $1.0 million capital commitment and is required to contribute the entire amount by October 2015.

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

On November 22, 2011, Defendants Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp. (collectively “TSMC”) filed amended counterclaims asserting that Ziptronix has infringed, actively induced infringement of, and/or induced contributory infringement of the following five patents: U.S. Patent Nos. 6,682,981 (“Stress Controlled Dielectric Integrated Circuit Fabrication”), 7,307,020 (“Membrane 3D IC Fabrication”), 6,765,279 (“Membrane 3D IC Fabrication”), 7,385,835 (“Membrane 3D IC Fabrication”), and 6,350,694 (“Reducing CMP Scratch, Dishing and Erosion by Post CMP Etch Back Method for Low-K Materials”). Ziptronix answered the amended counterclaims on December 9, 2011 and denied each of TSMC’s infringement claims against it.

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

Claim construction briefing has been submitted, and a claim construction hearing is scheduled for January 29, 2014. The Company expects to vigorously defend itself against Ziptronix’s allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

In re OmniVision Technologies, Inc. Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company’s business and financial results, in particular regarding the use of its imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-CV-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of the Company’s common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants’ motion to dismiss. No trial date has been set. The Company is currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

Requests for Indemnification

In March 2011, a third party filed a complaint in a federal district court asserting patent infringement claims against some of the end-user customers of OmniVision’s products. Among other things, the complaint asserts that the defendants’ products incorporating the Company’s image sensors infringe certain patents held by the third party plaintiff. The complaint sought unspecified monetary damages, fees and expenses and injunctive relief against the defendants. In April 2013, the parties to this action agreed to resolve all claims pursuant to settlement agreements, and the case was closed in July 2013. The Company was not a party to this lawsuit, but certain parties have requested indemnification from the Company for this matter to the extent that the infringement claims related to the Company’s image sensors. The Company is currently unable to predict the outcome of any indemnity-related negotiations or other matters and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2013 and 2012

(unaudited)

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended
Related		July 31,
Party	Description	2013	2012

VisEra	Purchases of color filter and other manufacturing services	$38,379	$41,170
	Rent and other services(1)	$3	$913
	Balances payable at period end, net	$34,174	$26,255

(1)   The Company leased manufacturing floor space from VisEra from November 2011 to May 2013.

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

New Products

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

In June 2013, we introduced the OV8865, a 1/3.2-inch 8-megapixel CMOS image sensor based on our 1.4- µm OmniBSI-2 pixel architecture. The OV8865 can operate at 30 FPS for high-speed photography. It is also capable of capturing 1080p HD video at 30 FPS or 720p HD video at 60 FPS with electronic image stabilization, at 100 percent horizontal field of view. The OV8865 is designed for mobile devices that require small package and low power consumption, including advanced smartphones and tables.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Capital Resources

As of July 31, 2013, we held approximately $196.7 million in cash and cash equivalents and approximately $43.8 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash, cash equivalents and short-term investments will be significantly affected by current instability in the global financial markets.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2013, macroeconomic conditions appeared to gradually improve and our annual sales improved when compared to fiscal 2012. For the three-month period ended July 31, 2013, our sales have continued to improve, especially when compared to the similar prior year period. Nevertheless, given the current economic environment and continuing uncertainties that exist, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 4.2 billion image sensors, including approximately 208 million in the three months ended July 31, 2013. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

Many of the products using our image sensors, such as mobile phones, entertainment applications such as tablets, notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the macroeconomic uncertainties that have existed during the past several years, the seasonal cycle of our business has been less predictable. Beginning in fiscal 2013, our business started to recover and the seasonal cycle in our business became very pronounced. Nonetheless, given the current economic environment, we remain cautious toward our near-term business prospects, and the return of the historical seasonal cycle of our business. Should the historical seasonal cycle return, we also believe that our fiscal 2014 seasonal cycle will be less pronounced when compared to fiscal 2013. While we believe that the market opportunities represented by mobile phones and entertainment applications such as tablets remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

We believe that, like the DSC market, mobile phone, tablet, notebook, and webcam demand will not only continue to shift toward higher resolutions, but also will increasingly fragment into multiple market segments with differing product attributes. For example, we see the further expansion of the smartphone segment within the mobile phone market. In addition, there is increased demand for customization, and several different interface standards are coming to maturity. All of these trends will require the development of a broader variety of products.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In addition, from time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. While these efforts have rarely had any long-term success, the new entrants do sometimes manage to gain market share in the short-term by pricing their products significantly below current market levels which may put additional downward pressure on the prices that we can obtain for our products.

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products, such as our CameraCubeChip products, which carry a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products could help to mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs and lower gross margins for us in fiscal 2013 and in the three-month period ended July 31, 2013. If we are unable to spread such added cost over larger unit sales or successfully negotiate lower prices with our suppliers, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to supply constraints, semiconductor companies were unable to meet the product demands of their customers and had to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges as we sought to meet our customers’ demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cut back their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers’ production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile throughout fiscal 2014, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013. There have been no material changes in any of our critical accounting policies since April 30, 2013.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

The following table sets forth the results of our operations as percentages of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended
	July 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of revenues	82.6	80.9
Gross margin	17.4	19.1

Operating expenses:
Research, development and related	7.4	11.2
Selling, general and administrative	4.9	7.2
Amortization of acquired patent portfolio	0.6	0.9
Total operating expenses	12.9	19.3

Income (loss) from operations	4.5	(0.2)
Equity in earnings of investee	0.3	0.4
Interest expense, net	(0.1)	(0.3)
Other income (expense), net	(0.3)	0.0
Income (loss) before income taxes	4.4	(0.1)

Benefit from income taxes	(1.8)	(1.0)
Net income	6.2%	0.9%

Three Months Ended July 31, 2013 as Compared to Three Months Ended July 31, 2012

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended July 31, 2013 increased by 44.8% to $373.7 million from $258.1 million for the three months ended July 31, 2012. The increase in revenues was primarily due to a 25.4% increase in unit sales of our image-sensor products, reflecting increased unit shipments into the mobile phone and the entertainment markets; partially offset by a decrease in unit shipments into the notebook and webcam market. The increase in unit shipment in the three months ended July 31, 2013, as compared to the three months ended July 31, 2012, was principally attributable to an increase in shipment of HD sensors, the result of a significant and pervasive conversion from VGA to HD sensors in many mobile consumer applications. Unit sales for our 2-megapixel and above products also increased, commensurate with a general increase in demand for higher resolution sensors in consumer applications. The increase in revenues was also caused by a 15.5% increase in our ASPs as a result of the product mix shift mentioned above.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was higher in the three months ended July 31, 2013 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	July 31,
	2013	2012
OEMs and VARs	81.6%	72.5%
Distributors	18.4	27.5
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended July 31, 2013, two OEM customers accounted for approximately 12.4% and 11.5% of our revenues, respectively. In the three months ended July 31, 2012, one OEM customer accounted for approximately 17.2% of our revenues. For the three months ended July 31, 2013 and 2012, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended July 31, 2013 was primarily attributable to changes in product volumes shipped to our key customers during this period.

Distributors.   In the three months ended July 31, 2013, one distributor customer accounted for approximately 11.4% of our revenues. In the three months ended July 31, 2012, one distributor customer accounted for approximately 16.0% of our revenues. For the three months ended July 31, 2013 and 2012, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2013 and 2012:

	Three Months Ended
	July 31,
	2013	2012
Domestic sales	0.4%	0.2%
Foreign sales	99.6	99.8
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended July 31, 2013 decreased to 17.4% from 19.1% for the three months ended July 31, 2012. The year-over-year decrease in gross margin reflected an increase in unit shipments of our OmniBSI-2 products, which carried higher per-unit production costs when compared to products we shipped during the three months ended July 31, 2012, because of additional assembly and manufacturing costs incurred by our supply chain vendors in connection with capacity expansion. Price erosion experienced by our older products also contributed to the decrease in gross margin. In addition, we experienced a decrease in the sales of previously written-down products in the three months ended July 31, 2013, which totaled $1.0 million, as compared to $1.4 million during the same period in the prior fiscal year. We also recorded an increase in the write-down of inventories which totaled approximately $9.4 million during the three months ended July 31, 2013, as compared to $4.9 million in the similar prior year period. The increase in the write-down of inventories for the three months ended July 31, 2013 reflected a reduction in demand for certain products that we had designed specifically for the mobile phone market. We recorded approximately $1.0 million in stock-based compensation expense to cost of revenues during the three months ended July 31, 2013, as compared to $1.1 million in the similar prior year period.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for the three months ended July 31, 2013 decreased to approximately $27.7 million from approximately $28.8 million for the three months ended July 31, 2012. As a percentage of revenues, research, development and related expenses for the three months ended July 31, 2013 and 2012 represented 7.4% and 11.2%, respectively.

The decrease in research, development and related expenses of approximately $1.1 million, or 4.0%, for the three months ended July 31, 2013 from the similar period in the prior year resulted from: a $1.8 million decrease in non-recurring engineering expenses related to new product development; a $1.0 million decrease in stock-based compensation expenses; partially offset by a $1.3 million increase in salary and payroll-related expenses resulting from a headcount increase and a company-wide annual salary increase; a $230,000 increase in office and travel expenses; and a $102,000 increase in expenditures for design software tools. We anticipate that research, development and related expenses will increase for our second quarter of fiscal 2014 due to an anticipated increase in mask releases and other non-recurring engineering expenses as well as salary increases taking effect for the full quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for the three months ended July 31, 2013 decreased to approximately $18.2 million from $18.7 million for the three months ended July 31, 2012. As a percentage of revenues, selling, general and administrative expenses for the three months ended July 31, 2013 and 2012 represented 4.9% and 7.3%, respectively.

The decrease in selling, general and administrative expenses of approximately $0.5 million, or 2.7%, for the three months ended July 31, 2013 from the similar period in the prior year resulted primarily from: a $0.6 million decrease in commission expenses paid primarily to distributors and sales representatives; a $0.5 million decrease in legal expenses related to patent defense; a $251,000 decrease in facility expenses; and a $147,000 decrease in bad debt expense; partially offset by $0.8 million increase in salary and payroll-related expenses resulting from a headcount increase and a company-wide annual salary increase; and a $209,000 increase in software expenses. We anticipate that our selling, general and administrative expenses will increase during the second quarter of fiscal 2014 due to the salary increase taking effect for the full quarter.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended July 31, 2013 and 2012.

Equity in Earnings of Investee

Equity in earnings of investee totaled approximately $1.1 million for the three months ended July 31, 2013 and 2012, respectively. Equity in earnings of investee for the three months ended July 31, 2013 and 2012 represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, decreased to $0.5 million for the three months ended July 31, 2013 from $0.8 million in the prior year period. The decrease in interest expense, net, resulted from a $286,000 decrease in interest expense, offset by a $68,000 decrease in interest income. The decrease in interest expense was attributable to the accretion of interest during the prior year period, on the purchase consideration payable to VisEra for the CameraCubeChip production operations that we acquired in October 2011.

Other Income (Expense), Net

Other income (expense), net, for the three months ended July 31, 2013 was an expense of $1.2 million, as compared to an income of $94,000 in the prior year. Other income (expense), net, for the three months ended July 31, 2013 included a $2.0 million impairment charge for our investment in Phostek, Inc., or Phostek, partially offset by a $479,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, $332,000 of income associated with the leasing out of our office space in Shanghai, China, $202,000 of dividends distributed by Tong Hsing and $33,000 of dividends distributed by XinTec. We wrote off our investment in Phostek based on our assessment of Phostek’s financial condition and its decision to abandon its original business plans. Other income (expense), net, for the three months ended July 31, 2012 included $161,000 of dividends distributed by Tong Hsing and $33,000 of dividends distributed by XinTec, partially offset by a $98,000 loss on the interest rate swap agreements related to our Santa Clara Property.

Benefit from Income Taxes

We generated approximately $16.3 million of income before income taxes for the three months ended July 31, 2013 and $206,000 of loss before income taxes for the three months ended July 31, 2012. We recorded benefit from income taxes of approximately $6.7 million and $2.5 million for the three months ended July 31, 2013 and 2012, respectively, resulting in effective tax rates of (41.2)% and 1,229.6% for the respective periods.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended July 31, 2013, the discrete adjustments to our provision for income taxes included the tax benefit resulted from the reduction of unrecognized tax benefits due to the lapse of applicable statutes of limitations in certain foreign jurisdictions, the tax benefit that we realized from our employees’ dispositions of incentive stock awards, and foreign exchange gains associated with our unrecognized tax benefits, partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended July 31, 2013, we reduced unrecognized tax benefits by approximately $8.9 million due to the lapse of applicable statutes of limitations in certain foreign jurisdictions. We also accrued an additional $282,000 of interest related to our unrecognized tax benefits. We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of July 31, 2013, we anticipate that the balance of gross unrecognized tax benefits will decrease by $15.2 million due to the lapse of applicable statutes of limitations in certain jurisdictions over the next 12 months.

Liquidity and Capital Resources

Our principal sources of liquidity as of July 31, 2013 consisted of cash, cash equivalents and short-term investments totaling $240.5 million.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity

Our working capital increased to $598.8 million as of July 31, 2013, as compared to $574.5 million as of April 30, 2013. Our working capital increased as a result of: a $28.2 million increase in cash, cash equivalents and short-term investments primarily due to cash provided by operating activities; a $8.0 million increase in accounts receivable, net, resulting from a revenue increase of $37.5 million for the three months ended July 31, 2013 from the three months ended April 30, 2013; a $7.4 million decrease in accounts payable; and a $2.0 million decrease in income tax payable. These increases in working capital were partially offset by: an $8.9 million increase in deferred revenues, less cost of revenues; a $3.8 million decrease in inventories; a $3.7 million decrease in prepaid expenses and other current assets; a $2.5 million decrease in prepaid and deferred income taxes; and a $2.5 million increase in accrued expenses and other current liabilities.

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world, including substantial amounts held by our foreign subsidiaries. Most of the amounts held by our foreign subsidiaries could be made available for use in the U.S. without incurring any additional U.S. taxes.

In March 2007, we purchased our Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan. As of July 31, 2013, the principal amount outstanding under the Mortgage Loan was $24.1 million.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of July 31, 2013, the principal amount outstanding under the Construction Loan was $15.4 million.

Cash Flows from Operating Activities

For the three months ended July 31, 2013, net cash provided by operating activities totaled approximately $26.0 million as compared to net cash used in operating activities of approximately $77.1 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $23.1 million for the three months ended July 31, 2013; adjustments for non-cash charges of $9.4 million in write-down of inventories, $8.5 million in stock-based compensation, $7.3 million in depreciation and amortization, and $5.0 million in gain on equity investments, net; a $8.8 million increase in deferred revenues, less cost of revenues; a $2.4 million decrease in deferred income taxes; a $1.4 million decrease in prepaid expenses and other assets; and a $0.9 million increase in accrued expenses and other current liabilities. These increases were offset by: a $10.4 million decrease in income tax payable; a $8.0 million increase in accounts receivable, net; a $7.0 million decrease in accounts payable; and a $5.0 million increase in inventories. The $10.4 million decrease in income tax payable resulted primarily from a $8.9 million reduction in our unrecognized tax benefits when the applicable statutes of limitations in certain foreign jurisdictions lapsed. The $8.0 million increase in accounts receivable, net was caused by the increased amount of revenues recorded during the three months ended July 31, 2013 as compared to the three months ended April 30, 2013.

For the three months ended July 31, 2012, net cash used in operating activities totaled approximately $77.1 million. The principal components of net cash used in operating activities during the three months ended July 31, 2012 were: net income of approximately $2.3 million for the three months ended July 31, 2012; adjustments for non-cash charges of $9.5 million in stock-based compensation, $8.5 million in depreciation and amortization, $4.9 million in write-down of inventories, and $3.3 million in gain on equity investments, net; a $62.9 million increase in accounts payable; and a $2.1 million decrease in deferred income taxes. These increases were offset by: a $118.9 million increase in inventories; a $34.9 million increase in accounts receivable, net; a $4.8 million decrease in income tax payable; a $3.3 million increase in prepaid expenses and other assets; and a $2.3 million decrease in accrued expenses and other current liabilities. The $118.9 million increase in inventories was primarily driven by the need to support the anticipated increase in revenues in the three months ending October 31, 2012. The $62.9 million increase in accounts payable was related to the inventory buildup. The $34.9 million increase in accounts receivable, net was caused by the increased amount of revenues recorded during the three months ended July 31, 2012 as compared to the three months ended April 30, 2012.

Cash Flows from Investing Activities

For the three months ended July 31, 2013, our net cash used in investing activities totaled $28.8 million, as compared to net cash used in investing activities of approximately $25.8 million for the corresponding period in the prior year, due to $40.8 million in purchases of short-term investments, and $7.1 million in purchases of property, plant and equipment, net of sales, partially offset by $19.0 million in net proceeds from sales or maturities of short-term investments. For the three months ended July 31, 2012, our net cash used in investing activities totaled $25.8 million, due to $122.3 million in purchases of short-term investments, $11.4 million in purchases of property, plant and equipment, net of sales, and $10.0 million in purchases and deposits for intangible and other asset, partially offset by $117.9 million in net proceeds from sales or maturities of short-term investments.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows from Financing Activities

For the three months ended July 31, 2013, net cash provided by financing activities totaled approximately $9.5 million, as compared to $4.2 million for the corresponding period in the prior year, due to $8.9 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $0.7 million in excess tax benefits from stock-based compensation, partially offset by $138,000 used to repay long-term borrowings. For the three months ended July 31, 2012, our net cash provided by financing activities totaled $4.2 million, due to $3.9 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.2 million in excess tax benefits from stock-based compensation, partially offset by $0.9 million used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended April 30, 2011, we formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd., or OOC-China, a wholly-owned subsidiary in Shanghai, China, for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. As of July 31, 2013, we had effectively met our commitment of contributing $25.0 million to OOC-China as registered capital. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

During the three months ended July 31, 2013, we formed OmniVision Technologies (Wuhan) Co. Ltd., or OV-Wuhan, a wholly-owned subsidiary in Wuhan, China, to support our growing research and development efforts. We have a $1.0 million capital commitment and are required to contribute the entire amount by October 2015.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months. Other than normal working capital requirements, we expect our capital requirements totaling approximately $50.0 million over approximately the next 12 months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$14,420	$5,269	$8,724	$187	$240
Debt obligations(1)	39,444	3,791	13,246	22,407	—
Purchase obligations(2)	199,197	199,197	—	—	—
Total contractual obligations	253,061	208,257	21,970	22,594	240

Other Commercial Commitment:
OV-Wuhan(3)	1,000	150	850	—	—
Total commercial commitment	1,000	150	850	—	—
Total contractual obligations and commercial commitment	$254,061	$208,407	$22,820	$22,594	$240

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of July 31, 2013, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $24.1 million and $15.4 million, respectively. See Note 7 —“Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

(2)         Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)         During the three months ended July 31, 2013, we formed OV-Wuhan, a wholly owned subsidiary in Wuhan, China, to support our growing research and development efforts. OV-Wuhan has a $1.0 million registered capital requirement and we are required to contribute the entire amount by October 2015. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of July 31, 2013, the long-term income taxes payable, including estimated interest and penalties, was $82.4 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of July 31, 2013 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board, or FASB, revised the authoritative guidance on accounting for cumulative translation adjustment. The revised guidance specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for us beginning in the first quarter of fiscal 2015. We do not expect the adoption of this guidance to have any material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance is effective for us beginning in the first quarter of fiscal 2015. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

As of July 31, 2013, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2013 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of July 31, 2013, the principal amount outstanding under the Construction Loan was $15.4 million. As of July 31, 2013, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.5 million of additional remeasurement losses. As of July 31, 2013, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.5 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of our Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income (expense), net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three months ended July 31, 2013.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.9% at July 31, 2013. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2013, any hypothetical 10% shifts in yield would not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three months ended July 31, 2013.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended July 31, 2013, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Claim construction briefing has been submitted, and a claim construction hearing is scheduled for January 29, 2014. We expect to vigorously defend ourselves against Ziptronix’s allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

In re OmniVision Technologies, Inc. Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular regarding the use of our imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No 11-CV-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of our common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants’ motion to dismiss. No trial date has been set. We are currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

Requests for Indemnification

In March 2011, a third party filed a complaint in a federal district court asserting patent infringement claims against some of the end-user customers of our products. Among other things, the complaint asserts that the defendants’ products incorporating our image sensors infringe certain patents held by the third party plaintiff. The complaint sought unspecified monetary damages, fees and expenses and injunctive relief against the defendants. In April 2013, the parties to this action agreed to resolve all claims pursuant to settlement agreements, and the case was closed in July 2013. We were not a party to this lawsuit, but certain parties have requested indemnification from us for this matter to the extent that the infringement claims related to our image sensors. We are currently unable to predict the outcome of any indemnity-related negotiations or other matters and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2013 Annual Report on Form 10-K filed with the SEC on June 28, 2013. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

For the majority of our revenues, we depend on a few key customers and, the loss of one or more of our key customers, or their key end user customers, could significantly reduce our revenues.

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Some of these OEMs, VARs and distributors are major producers of mobile phones, including smartphones, for some of the largest companies in the mobile phone industry and may rely upon one or more key end user customers for a significant portion of their revenue. Any material delay, alteration, cancellation or reduction of purchase orders from or change in the purchasing patterns of one or more of our major customers or distributors, or their key end user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for that quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, alteration, cancellation or reduction of purchase orders, a change in purchasing patterns or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end user customers, and that are efficiently and successfully integrated into their products. In fiscal 2013, approximately 57.7% of our revenues came from sales to our top five customers. In addition, in the three months ended July 31, 2013, approximately 53.2% of our revenues came from sales to our top five customers, including two OEM customers that accounted for approximately 12.4% and 11.5% of our revenues, respectively, and one distributor customer that accounted for approximately 11.4% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end user customers and attract new customers.

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

A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we had to request our suppliers to install new equipment and tooling, which increased the production costs for these new products. Because we experienced increased sales of our OmniBSI-2 products in fiscal 2013 and expect these products to constitute a significant percentage of our total sales in fiscal 2014, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. If we are unable to sufficiently increase our ASPs to offset these higher production costs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

Reductions in our average selling prices may lower our revenues and, as a result, may reduce our gross margins.

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have generally declined over time as a result. Competition in our product markets is intense and as competition continues to intensify, we anticipate that these pricing pressures will increase. Although we experienced an increase in our ASPs for the three months ended July 31, 2013 when compared to the similar prior year period, we expect that the ASPs for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Historically we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for mobile phones, including smartphones, account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

Sales to the mobile phone market, including smartphones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 59% of our revenues in fiscal 2013. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2014 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 66% of the annual sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, such as the cutback we experienced in our second quarter of fiscal 2012, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to correctly forecast customer demand and timely deliver products at competitive prices, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in our target markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that have existed since fiscal 2009 have made it extremely challenging to accurately predict customer demand because demand has demonstrated increased volatility. Although we have experienced increased customer demand and reported record revenues in fiscal 2013, there is no guarantee that customer demand will continue to increase or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third fiscal quarters of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user customers’ products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders.

We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand. During fiscal 2013 and through the first quarter of fiscal 2014, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2014, especially in the consumer-oriented product markets, which can continue to affect our ability to accurately forecast customer demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

Our future success depends on the timely development, introduction, marketing and selling of new products, which we might not be able to achieve.

Our failure to successfully develop new products that achieve market acceptance in a timely fashion and that can be efficiently and successfully integrated with our customers’, including their key end-user customers’, products could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products. For example, during the first half of fiscal 2012, we experienced an unanticipated extension in the product development cycle of our OV8830 product. This delayed the production ramp up of this new sensor. By the end of our second quarter of fiscal 2012, we were only shipping this product in very limited quantities, which had an adverse effect on our revenues. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

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

Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2013, macroeconomic conditions appeared to gradually improve and our annual sales also improved when compared to fiscal 2012. For the three-month period ended July 31, 2013, our sales have continued to improve, especially when compared to the similar prior year period. Nevertheless, given the current economic environment and continuing uncertainties that exist, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $24.1 million as of July 31, 2013. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Condensed Consolidated Balance Sheets. We record its fair value change in our Condensed Consolidated Statements of Income, in “Other income (expense), net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreement. However, we do not anticipate non-performance by the counterparty.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

Many of the products using our image sensors, such as mobile phones, notebooks, and webcams, DSCs and cameras for entertainment applications, such as tablets are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the macroeconomic uncertainties that have existed during the past several years, the seasonal cycle of our business has been less predictable. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2013, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $53.6 million and our long-term investments totaled approximately $145.1 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash, cash equivalents and short-term investments, in total, has increased over the three months ended July 31, 2013, primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months, if we are unable to sell our OmniBSI-2 products or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

We have in the past discovered, and may in the future discover, areas of our internal control that need improvement. If issues were to arise with respect to our internal controls in future periods, they could impair our ability to produce accurate and timely financial reports.

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

As of July 31, 2013, we held cash and cash equivalents totaling $196.7 million, and short-term investments totaling $43.8 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of July 31, 2013, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

There are risks associated with our operations in China.

In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, primarily for the testing of our image-sensor products. In October 2008, we formed Shanghai OmniVision Semiconductor Technology Co. Ltd., or OST, for the purpose of expanding our testing capabilities. In October 2010, through OTC, we constructed research facilities in Shanghai. In April 2011, we also formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, we have made investments in XinTec, a company that provides CSP packaging services, ImPac, a packaging service company that was subsequently acquired by Tong Hsing, and China WLCSP Limited, or WLCSP, a company that also provides chip scale packaging services.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax law is subject to legal and factual interpretation, judgment and uncertainty, and tax laws themselves are subject to change. Consequently, taxing authorities may impose tax assessments or judgments against us that could result in a significant charge to our earnings or otherwise negatively impact our financial results.

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

Tax benefits that we receive may be terminated or revoked in the future and, as a result, may harm our results of operations.

In fiscal 2013, we obtained a partial tax holiday from the Singapore Economic Development Board, an agency of the Government of Singapore. This partial tax holiday allows for reduced rates of Singapore income tax on certain classes of income generated from our business operations in Singapore, from September 1, 2012 through August 31, 2022. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be taxed at the reduced rates of Singapore income tax. For fiscal 2013, the effect of the Singapore partial tax holiday, in the aggregate, was reducing the overall provision for income taxes from what it otherwise would have been by $0.6 million, thus increasing diluted net income per share by $0.01.

In order to retain these tax benefits in Singapore, we must meet several requirements as to capital and business spending, headcount and activities. If we fail to meet these requirements or if the Singapore government enacts changes to existing tax laws or regulations, the tax benefits that we have received may be terminated, revoked, or lessened, which could adversely affect our results of operations.

Our sales through distributors increase the complexity of our business and may reduce our ability to forecast revenues.

During fiscal 2013 and the three months ended July 31, 2013, approximately 18.8% and 18.4%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2013 and the three months ended July 31, 2013. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

As our business grows and becomes more complex, it is necessary that we expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business. During the three months ended July 31, 2008, we substantially completed the implementation of a new ERP based on a suite of application software developed by Oracle Corporation. We have made and will continue to make further enhancements and upgrades to the ERP, as necessary. Significant management attention and resources have been used and extensive planning has occurred to support effective implementation of the new ERP system. However, such implementation, as well as enhancements or upgrades to the system carries certain risks, including the risk of significant design errors that could materially and adversely affect our operating results and impact our ability to manage our business. As a result, there is a risk that deficiencies may exist in the future and that they could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through September 3, 2013, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on September 3, 2013 was $15.36 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Provisions of Delaware law also may discourage, delay or prevent another company from acquiring or merging with us. Our board of directors could adopt a preferred stock rights agreement. If adopted, the exercise of rights under the rights agreement could have the effect of delaying, deferring or preventing a change of control of our company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The rights agreement could also limit the price that investors might be willing to pay in the future for our common stock

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

Dated: September 6, 2013

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)
Dated: September 6, 2013

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