Form 10-Q
period 2013-10-31
OMNIVISION TECHNOLOGIES INC
filed 2013-12-06
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

At December 3, 2013, 55,957,863 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 31,	April 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$207,171	$190,171
Short-term investments	58,427	22,164
Accounts receivable, net	170,871	166,517
Inventories	390,275	430,315
Deferred income taxes	2,554	4,028
Prepaid expenses and other current assets	8,174	11,982
Total current assets	837,472	825,177
Property, plant and equipment, net	157,400	158,394
Long-term investments	145,643	139,746
Goodwill	10,227	10,227
Intangibles, net	50,729	56,804
Other long-term assets	37,413	36,666
Total assets	$1,238,884	$1,227,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,019	$188,261
Accrued expenses and other current liabilities	42,076	40,274
Income tax payable	195	2,904
Deferred revenues, less cost of revenues	24,791	15,493
Current portion of long-term debt	3,809	3,769
Total current liabilities	197,890	250,701
Long-term liabilities:
Long-term income tax payable	83,449	90,777
Non-current portion of long-term debt	35,586	35,709
Other long-term liabilities	4,008	4,618
Total long-term liabilities	123,043	131,104
Total liabilities	320,933	381,805

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 76,213 shares issued and 55,614 outstanding at October 31, 2013 and 74,574 shares issued and 53,975 outstanding at April 30, 2013, respectively	76	75
Additional paid-in capital	640,432	616,379
Accumulated other comprehensive income	3,276	3,952
Treasury stock, 20,599 at October 31, 2013 and April 30, 2013, respectively	(278,683)	(278,683)
Retained earnings	552,850	503,486
Total stockholders’ equity	917,951	845,209
Total liabilities and stockholders’ equity	$1,238,884	$1,227,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenues	$397,249	$390,137	$770,937	$648,201
Cost of revenues	322,383	325,453	630,910	534,302
Gross profit	74,866	64,684	140,027	113,899

Operating expenses:
Research, development and related	29,123	30,361	56,825	59,209
Selling, general and administrative	18,456	18,131	36,656	36,859
Amortization of acquired patent portfolio	2,322	2,322	4,643	4,643
Total operating expenses	49,901	50,814	98,124	100,711

Income from operations	24,965	13,870	41,903	13,188
Equity in earnings of investee	1,317	1,192	2,427	2,332
Interest expense, net	(535)	(728)	(1,076)	(1,486)
Other income, net	2,345	222	1,168	316
Income before income taxes	28,092	14,556	44,422	14,350

Provision for (benefit from) income taxes	1,789	4,211	(4,942)	1,678
Net income	$26,303	$10,345	$49,364	$12,672

Net income per share:
Basic	$0.47	$0.19	$0.90	$0.24
Diluted	$0.47	$0.19	$0.89	$0.24

Shares used in computing net income per share:
Basic	55,584	53,514	55,098	53,172
Diluted	55,732	53,675	55,453	53,310

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Net income	$26,303	$10,345	$49,364	$12,672

Other comprehensive income (loss), net of tax:
Translation gains	122	33	242	41
Unrealized gains (losses) on available-for-sale securities	7	722	370	(272)
Reclassification adjustments for (gains) losses on available- for-sale securities included in net income	(1,288)	14	(1,288)	14
Unrealized gains (losses) on available-for-sale securities	(1,281)	736	(918)	(258)

Other comprehensive income (loss)	(1,159)	769	(676)	(217)

Comprehensive income	$25,144	$11,114	$48,688	$12,455

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2013	2012
Cash flows from operating activities:
Net income	$49,364	$12,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,531	17,295
Change in fair value of interest rate swap	(613)	(227)
Stock-based compensation	16,969	17,962
Tax effect from stock-based compensation	1,338	1,618
Gain on equity investments, net	(12,585)	(9,357)
Write-down of inventories	17,755	11,429
Excess tax benefit from stock-based compensation	(1,109)	(1,345)
Gain on sale of investment in Tong Hsing	(1,990)	—
(Gain) loss on disposal of property, plant and equipment	(2)	166
Changes in assets and liabilities:
Accounts receivable, net	(4,354)	(141,490)
Inventories	21,392	(121,012)
Deferred income taxes	1,581	1,980
Prepaid expenses and other assets	1,198	9,902
Accounts payable	(60,324)	35,366
Accrued expenses and other current liabilities	3,264	40
Income tax payable	(10,037)	(4,003)
Deferred revenues, less cost of revenues	9,154	3,634
Net cash provided by (used in) operating activities	46,532	(165,370)
Cash flows from investing activities:
Purchases of short-term investments	(84,609)	(207,766)
Proceeds from sales or maturities of short-term investments	48,008	223,892
Purchases of property, plant and equipment, net of sales	(9,501)	(19,711)
Purchases and deposits for intangible and other assets	—	(10,271)
Proceeds from sale of investment in Tong Hsing	6,224	—
Net cash used in investing activities	(39,878)	(13,856)
Cash flows from financing activities:
Repayment of long-term borrowings	(277)	(1,276)
Excess tax benefits from stock-based compensation	1,109	1,345
Proceeds from exercise of stock options and employee stock purchase plan	9,493	4,232
Net cash provided by financing activities	10,325	4,301
Effect of exchange rate changes on cash and cash equivalents	21	(56)
Net increase (decrease) in cash and cash equivalents	17,000	(174,981)
Cash and cash equivalents at beginning of period	190,171	290,492
Cash and cash equivalents at end of period	$207,171	$115,511
Supplemental cash flow information:
Taxes paid	$2,331	$4,307
Interest paid	$1,219	$1,320
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$3,407	$2,436
Write-off of employee stock-based compensation-related deferred tax assets	$1,045	$1,550

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2013 and April 30, 2013 and for the three and six months ended October 31, 2013 and 2012 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2013 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 (the “Form 10-K”).

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

Classification of Land-use Rights

Certain previously reported amounts have been revised to correct the classification of land-use rights from “Property, plant and equipment, net” to “Other long-term assets” as of April 30, 2013. The net book value of the Company’s land-use rights totaled approximately $2.2 million at October 31, 2013 and April 30, 2013, respectively. The reclassification had no impact on the results of operations or cash flows of the Company.

The net book value of the Company’s land-use rights comprises three separate arrangements. One of the Company’s wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd. (“OSC”), formerly Hua Wei Semiconductor (Shanghai) Co. Ltd., holds a land-use right that was acquired from the Shanghai SongJiang Housing and Land Administration Bureau in December 2000 for approximately $0.8 million. The cost of the land-use right is being amortized over 40 years, the useful life of the right.

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

In addition, in July 2011, the Company, through its wholly-owned subsidiary, Shanghai OmniVision Semiconductor Technology Co. Ltd. (“OST”), entered into a Land-Use-Right Purchase Agreement with the Shanghai SongJiang District Zoning and Land Administration Bureau. Under the terms of the agreement, the Company paid an aggregate amount of approximately $1.0 million in exchange for the right to use approximately 113,175 square feet of land located in Shanghai for a period of 50 years, starting from August 19, 2011. The cost of the land-use right is being amortized over 50 years, the useful life of the right.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

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

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of October 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$1,113	$1	$—	$1,114
Corporate debt securities/commercial paper	57,319	6	(12)	57,313
	$58,432	$7	$(12)	$58,427

Contractual maturity dates, less than one year				$58,427

	As of April 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$1,707	$—	$—	1,707
Corporate debt securities/commercial paper	20,463	—	(6)	20,457
	$22,170	$—	$(6)	$22,164

Contractual maturity dates, less than one year				$20,764
Contractual maturity dates, two years to twenty-three years				1,400
				$22,164

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	October 31,	April 30,
	2013	2013
Cash and cash equivalents:
Cash	$169,242	$145,762
Money market funds, certificates of deposit and U.S. government bonds	37,929	44,409
	$207,171	$190,171
Accounts receivable, net:
Accounts receivable	$176,982	$172,833
Less: Allowance for doubtful accounts	(719)	(945)
Allowance for sales returns	(5,392)	(5,371)
	$170,871	$166,517
Inventories:
Work in progress	$159,046	$213,095
Finished goods	231,229	217,220
	$390,275	$430,315
Prepaid expenses and other current assets:
Prepaid expenses	$7,260	$7,974
Deposits and other	542	3,907
Interest receivable	372	101
	$8,174	$11,982
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings	82,547	57,246
Buildings/leasehold improvements	28,692	24,659
Machinery and equipment	116,106	102,429
Furniture and fixtures	5,017	5,013
Software	8,872	6,954
Construction in progress	1,364	37,725
	255,598	247,026
Less: Accumulated depreciation and amortization	(98,198)	(88,632)
	$157,400	$158,394
Other long-term assets:
Deferred income tax assets — non-current	$5,122	$6,251
Land-use rights	2,208	2,236
Other long-term assets	30,083	28,179
	$37,413	$36,666
Accrued expenses and other current liabilities:
Due to VisEra for acquisition of production operations	$9,000	$9,000
Employee compensation	15,814	12,856
Third party commissions	402	850
Professional services	2,847	2,176
Noncancelable purchase commitments	1,313	4,817
Rebates	2,044	2,557
Other	10,656	8,018
	$42,076	$40,274
Other long-term liabilities:
Interest rate swap	$3,571	$4,184
Other	437	434
	$4,008	$4,618

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	October 31,	April 30,
	2013	2013
VisEra	$115,643	$105,233
WLCSP	25,339	22,539
XinTec	4,661	4,661
Tong Hsing	—	5,313
Phostek	—	2,000
Total	$145,643	$139,746

VisEra Technologies Company, Ltd.

On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of October 31, 2013, the Company owned 49.1% of VisEra Cayman.

On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. As of October 31, 2013, $9.0 million was recorded in “Accrued expenses and other current liabilities,” representing the remaining cash consideration due to VisEra.

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2013	2012
Dividend payments received from VisEra	$—	$13,760

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Equity income	$4,951	$5,990	$10,410	$9,855
Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	$6,271	$4,774	$12,158	$6,752

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP’s equity interests, or 20.0% of WLCSP’s registered capital on a fully-diluted basis, for an aggregate purchase amount of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

$9.0 million. The Company has appointed a member to WLCSP’s board of directors and a supervisor. As of October 31, 2013, the Company owned 18.7% of WLCSP.

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

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Equity in earnings of investee” consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Equity income	$1,317	$1,192	$2,427	$2,332

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of October 31, 2013, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 15.8% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.9%. The Company accounts for XinTec as a cost method investment.

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and provision of microelectronic packaging technologies. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. In October 2013, the Company sold its entire investment in Tong Hsing, which amounted to an ownership percentage in Tong Hsing of approximately 0.7%. With the sale, the Company recorded a gain of approximately $2.0 million in “Other income, net.”

Prior to the stock sale in October 2013, the Company reported its investment in Tong Hsing on a mark-to-market basis, net of deferred taxes, since the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable. For the periods indicated, the Company recorded the following unrealized holding gains (losses) in “Accumulated other comprehensive income” (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Unrealized holding gains (losses)	$—	$740	$566	$(260)

Phostek, Inc.

Phostek, Inc. (“Phostek”) is a privately held company that develops and manufactures light emitting diodes in Taiwan. The Company made an investment in Phostek in February 2012, for a total of $2.0 million in cash. The

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

Company does not have the ability to exercise significant influence over the operating and financial policies of Phostek. As a result, the Company accounts for this investment using the cost method.

In July 2013, based on a combination of factors, including Phostek’s accumulated losses and its decision to not pursue any additional fundings to support its original business plans, the Company performed an impairment analysis and concluded that the investment in Phostek should be impaired in its entirety. Consequently, the Company recorded an impairment charge of $2.0 million in “Other income, net” for the three months ended July 31, 2013.

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each investee’s financial statement was prepared under GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Operating data:
Revenues	$37,511	$45,529	$79,264	$87,499
Gross profit	16,317	15,761	33,719	25,317
Income from operations	13,632	12,554	28,386	19,093
Net income	$12,760	$9,664	$24,740	$13,640

China WLCSP Limited

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Operating data:
Revenues	$20,021	$14,697	$38,965	$28,544
Gross profit	11,651	8,765	21,862	16,835
Income from operations	8,423	7,720	15,986	14,809
Net income	$7,055	$6,385	$12,997	$12,490

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	October 31,	April 30,
	2013	2013
Undistributed earnings of investees	$64,415	$49,830

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	October 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$23,988	$41,012
Core technology	36,100	26,947	9,153
Patents and licenses	14,160	13,713	447
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	223	117
Intangible assets, net	$117,000	$66,271	$50,729

	April 30, 2013
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$19,345	$45,655
Core technology	36,100	25,649	10,451
Patents and licenses	14,160	13,596	564
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	206	134
Intangible assets, net	$117,000	$60,196	$56,804

The following table presents the amortization of intangible assets recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Amortization of intangible assets	$582	$901	$1,432	$1,785
Amortization of acquired patent portfolio	$2,322	$2,322	$4,643	$4,643

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2014	$5,809
2015	11,496
2016	11,319
2017	11,193
2018	10,112
Thereafter	800
Total	$50,729

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	October 31,	April 30,
	2013	2013

Mortgage loan	$23,929	$24,207
Construction loan	15,466	15,271
	39,395	39,478
Less: amount due within one year	(3,809)	(3,769)
Non-current portion of long-term debt	$35,586	$35,709

As of October 31, 2013, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2014	$554	$3,255	$3,809
2015	554	3,256	3,810
2016	554	6,512	7,066
2017	22,267	2,443	24,710
Total	$23,929	$15,466	$39,395

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

The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of October 31, 2013.

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co. Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in the Zhang Jiang Science Park in the Pudong Development Zone in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

construction of the research center. As of October 31, 2013, the total amount outstanding under the Construction Loan was Chinese Yuan 95.0 million, or approximately $15.5 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.9% at October 31, 2013 and April 30, 2013, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of October 31, 2013.

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

The table below presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains:
Other income, net	$134	$325	$613	$227

	October 31,	April 30,
	2013	2013
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$3,571	$4,184

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Antidilutive common stock subject to outstanding options	2,624,000	2,292,000	2.624,000	2,862,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Basic:
Numerator:
Net income	$26,303	$10,345	$49,364	$12,672

Denominator:
Weighted average common shares for net income per share	55,584	53,514	55,098	53,172

Basic net income per share	$0.47	$0.19	$0.90	$0.24

Diluted:
Numerator:
Net income	$26,303	$10,345	$49,364	$12,672

Denominator:
Denominator for basic net income per share	55,584	53,514	55,098	53,172
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	148	161	355	138
Weighted average common shares for diluted net income per share	55,732	53,675	55,453	53,310

Diluted net income per share	$0.47	$0.19	$0.89	$0.24

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

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	October 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$20,448	$20,448	$—	$—
U.S. government debt securities and municipal bonds	1,113	—	1,113	—
Corporate debt securities/commercial paper	74,795	—	74,795	—
Total assets	$96,356	$20,448	$75,908	$—
Interest rate swap	(3,571)	—	(3,571)	—
Total liabilities	$(3,571)	$—	$(3,571)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	October 31, 2013
	Total	Level 1	Level 2	Level 3
Cash equivalents	$37,929	$20,448	$17,481	$—
Short-term investments	58,427	—	58,427	—
Total assets	$96,356	$20,448	$75,908	$—
Interest rate swap	(3,571)	—	(3,571)	$—
Total liabilities	$(3,571)	$—	$(3,571)	$—

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

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
OEMs and VARs	84.1%	85.2%	82.9%	80.2%
Distributors	15.9	14.8	17.1	19.8
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
China	$305,918	$265,432	$584,829	$440,539
South Korea	47,624	64,954	103,761	113,773
Japan	28,259	18,626	43,770	32,422
United Kingdom	4,521	3,449	8,963	6,295
United States	1,340	1,351	2,761	1,856
All other	9,587	36,325	26,853	53,316
Total	$397,249	$390,137	$770,937	$648,201

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

The Company’s long-lived assets, including its property, plant and equipment, net, long-term investments, land-use rights and other long-term assets, are located in the following countries as of the dates indicated (in thousands):

	October 31,	April 30,
	2013	2013
China	$156,158	$139,482
Taiwan	126,016	137,359
United States	52,405	50,903
All other	755	811
Total	$335,334	$328,555

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the six months ended October 31, 2013 (in thousands):

Additional
Paid-in
Capital
Balance at April 31, 2013	$616,379
Exercise of common stock options	6,054
Employee stock purchase plan	3,438
Employee stock-based compensation	16,969
Withholding tax deduction on restricted stock units	(2,701)
Tax effect from stock-based compensation	1,338
Write-off of employee stock-based compensation related deferred tax assets	(1,045)
Balance at October 31, 2013	$640,432

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the six months ended October 31, 2013 (in thousands):

	Balance at April 30, 2013	Other Comprehensive Income Before Reclassification	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at October 31, 2013
Accumulated translation gains	$3,036	$373	$—	$(131)	$3,278
Accumulated unrealized gains (losses) on available-for-sale securities, net	916	370	(1,641)	353	(2)
Total accumulated other comprehensive income	$3,952	$743	$(1,641)	$222	$3,276

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

(unaudited)

The following table sets forth the amounts reclassified out of Accumulated Other Comprehensive Income into the Condensed Consolidated Statements of Income and the associated presentation location, for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
Comprehensive Income		October 31,		October 31,
Components	Location	2013	2012	2013	2012
Accumulated unrealized gains (losses) on available-for-sale securities, net
	Other income, net	$(1,641)	$—	$(1,641)	$—
	Total amounts reclassified out of Accumulated Other Comprehensive Income	$(1,641)	$—	$(1,641)	$—

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Income before income taxes	$28,092	$14,556	$44,422	$14,350
Provision for (benefit from) income taxes	$1,789	$4,211	$(4,942)	$1,678
Effective income tax rate	6.4%	28.9%	(11.1)%	11.7%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended October 31, 2013, the discrete adjustments to the Company’s provision for income taxes included unfavorable impacts from the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies and the foreign exchange losses associated with the Company’s unrecognized tax benefits. These unfavorable discrete adjustments were partially offset by a reduction of unrecognized tax benefits related to the U.S. Federal Research and Development tax credit (“Federal R&D Credit”) as a result of the issuance of proposed regulations that clarify and expand the types of qualifying research and experimental expenditures that are eligible for Federal R&D Credit.

The Company is currently under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of October 31, 2013, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $15.5 million due to the lapse of the applicable statutes of limitations in various foreign jurisdictions over the next 12 months.

Note 13 — Commitments and Contingencies

Commitments

During the three months ended July 31, 2013, the Company formed OmniVision Technologies (Wuhan) Co. Ltd. (“OV-Wuhan”), a wholly-owned subsidiary in Wuhan, China, to support the Company’s growing research and development efforts. As of October 31, 2013, the Company had contributed $1.0 million to OV-Wuhan, meeting the registered capital commitment requirement.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2013 and 2012

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

For the Three and Six Months Ended October 31, 2013 and 2012

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

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
Related		October 31,		October 31,
Party	Description	2013	2012	2013	2012
VisEra	Purchases of color filter and other manufacturing services	$32,852	$45,028	$71,231	$86,198
	Rent and other services(1)	$—	$910	$3	$1,823
	Balances payable at period end, net	$32,320	$30,286	$32,320	$30,286

WLCSP	Purchases of packaging services	$43	$—	$43	$—
	Balances payable at period end, net	$43	$—	$43	$—

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

OmniVision, the OmniVision logo, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCubeChip, OmniBSI, OmniBSI+, OmniBSI-2, OmniGlass, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniQSP, PureCel, SquareGA, and ViV are trademarks of OmniVision Technologies, Inc. Wavefront Coded and Wavefront Coding are registered trademarks of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

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

CameraCubeChip Technology

In February 2009, we announced the introduction of our CameraCubeChip technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCubeChip devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCubeChip solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers. Although currently our customers primarily use our CameraCubeChip devices as secondary cameras in mobile handsets, going forward, we anticipate that they will be used as the primary cameras in mobile handsets as well.

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

New Products

In November 2012, we introduced the OV5656, a 5-megapixel CMOS image sensor based on our 1.75-µm OmniBSI+ pixel architecture. The 1/3.2-inch OV5656 is designed to address the needs of the smartphone, tablet and digital video camera markets. The OV5656 offers full-resolution, high-speed photography at 30 frames per second, or FPS. It can also record 1080p high definition, or HD, video at 30 FPS with electronic image stabilization, or EIS, and 720p HD video at 60 FPS.

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

In June 2013, we introduced the OV8865, a 1/3.2-inch 8-megapixel CMOS image sensor based on our 1.4-µm OmniBSI-2 pixel architecture. The OV8865 can operate at 30 FPS for high-speed photography. It is also capable of capturing 1080p HD video at 30 FPS or 720p HD video at 60 FPS with EIS, at 100 percent horizontal field of view. The OV8865 is designed for mobile devices that require small package and low power consumption, including advanced smartphones and tablets.

In August 2013, we introduced our first 10.5-megapixel camera solution with a RGB Clear, or RGBC, color filter. The camera solution comprises the OV10820, a 1/2.6-inch 10.5-megapixel image sensor with a RGBC color filter, and the OV660, a companion chip that can convert the RGBC data into standard RGB Bayer data. The OV10820 utilizes a 1.4- µm OmniBSI-2 pixel architecture, and can record full-resolution 10.5-megapixel video at 30 FPS, 4K2K video at 30 FPS, and 1080p HD video at 60 FPS. The OV660 can convert RGBC data from a primary image sensor of up to 20-megapixels in resolution and a secondary front-facing image sensor. This chipset solution is designed for advanced smartphones and tablets.

In October 2013, we introduced a LCOS chipset solution that comprises the OVP2200, a native 720p single-chip color field sequential LCOS panel, and the OVP921, a companion chip that accepts video data from different signal inputs and provides advanced image processing. Together with the introduction of this LCOS chipset solution, we also released the OmniGlass™ reference design, a complete optical head-mounted display design that showcased the OVP2200 LCOS display solution.

Capital Resources

As of October 31, 2013, we held approximately $207.2 million in cash and cash equivalents and approximately $58.4 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash, cash equivalents and short-term investments will be significantly affected by current instability in the global financial markets.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2013, macroeconomic conditions appeared to gradually improve and our annual sales improved when compared to fiscal 2012. For the six-month period ended October 31, 2013, our sales have continued to improve, especially when compared to the similar prior year period. Nevertheless, given the current economic environment and continuing uncertainties that exist, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 4.4 billion image sensors, including approximately 446 million in the six months ended October 31, 2013. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

To increase and enhance our production capabilities, we work closely with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities at which our products can be produced. Our investments in VisEra and two other key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production and assembly operations, which we had previously outsourced to them.

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

Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs and lower gross margins for us in fiscal 2013 and in the six-month period ended October 31, 2013. If we are

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.2	83.4	81.8	82.4
Gross margin	18.8	16.6	18.2	17.6

Operating expenses:
Research, development and related	7.3	7.8	7.4	9.2
Selling, general and administrative	4.6	4.6	4.8	5.7
Amortization of acquired patent portfolio	0.6	0.6	0.6	0.7
Total operating expenses	12.5	13.0	12.8	15.6

Income from operations	6.3	3.6	5.4	2.0
Equity in earnings of investee	0.3	0.3	0.3	0.4
Interest expense, net	(0.1)	(0.2)	(0.1)	(0.2)
Other income, net	0.6	—	0.2	—
Income before income taxes	7.1	3.7	5.8	2.2

Provision for (benefit from) income taxes	0.5	1.0	(0.6)	0.2
Net income	6.6%	2.7%	6.4%	2.0%

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Three Months Ended October 31, 2013 as Compared to Three Months Ended October 31, 2012

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended October 31, 2013 increased by 1.8% to $397.2 million from $390.1 million for the three months ended October 31, 2012. The increase in revenues was primarily due to a 7.0% increase in our ASPs, reflecting a proportionate increase in unit sales for our HD and our 2-megapixel and above products. The increase in unit shipment of our HD and 2-megapixel and above products in the three months ended October 31, 2013, as compared to the three months ended October 31, 2012, was principally attributable to an increased adoption of higher resolution cameras in many mobile consumer applications. The overall unit sales of our image-sensor products, however, decreased by 4.9% for the three months ended October 31, 2013 when compared to the similar prior year period. This decrease in unit sales reflected a decrease in unit shipments into the mobile phone and the entertainment markets.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended October 31, 2013 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	October 31,
	2013	2012
OEMs and VARs	84.1%	85.2%
Distributors	15.9	14.8
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended October 31, 2013, two OEM customers accounted for approximately 11.7% and 10.8% of our revenues, respectively. In the three months ended October 31, 2012, three OEM customers accounted for approximately 15.8%, 14.7% and 12.6% of our revenues, respectively. For the three months ended October 31, 2013 and 2012, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended October 31, 2013 was primarily attributable to changes in product volumes shipped to our key customers during this period.

Distributors.   In the three months ended October 31, 2013, one distributor customer accounted for approximately 10.8% of our revenues. For the three months ended October 31, 2013, no other distributor customer accounted for 10% or more of our revenues. In the three months ended October 31, 2012, no distributor customer accounted for 10% or more of our revenues.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2013 and 2012:

	Three Months Ended
	October 31,
	2013	2012
Domestic sales	0.3%	0.3%
Foreign sales	99.7	99.7
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended October 31, 2013 increased to 18.8% from 16.6% for the three months ended October 31, 2012. The year-over-year increase in gross margin reflected an incremental improvement in the cost structure of our OmniBSI-2 products. These products constitute a significant percentage of our total product shipments. The incremental improvement in OmniBSI-2 production cost was partially offset by unfavorable net effects from the sale of previously written-down products and write-down of inventories. We experienced a decrease in the sales of previously written-down products in the three months ended October 31, 2013, which totaled $1.2 million, as compared to $2.8 million during the same period in the prior fiscal year. We also recorded an increase in the write-down of inventories which totaled approximately $8.4 million during the three months ended October 31, 2013, as compared to $6.5 million in the similar prior year period. We recorded approximately $1.0 million in stock-based compensation expense to cost of revenues during the three months ended October 31, 2013 and 2012, respectively.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for the three months ended October 31, 2013 decreased to approximately $29.1 million from approximately $30.4 million for the three months ended October 31, 2012. As a percentage of revenues, research, development and related expenses for the three months ended October 31, 2013 and 2012 represented 7.3% and 7.8%, respectively.

The decrease in research, development and related expenses of approximately $1.2 million, or 4.1%, for the three months ended October 31, 2013 from the similar period in the prior year resulted from: a $4.7 million decrease in non-recurring engineering expenses related to new product development; partially offset by a $3.0 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, a $392,000 increase in legal expenses primarily related to patent registration activities, and a $205,000 increase in increase in expenditures for design software tools. We anticipate that research, development and related expenses for our third quarter of fiscal 2014 will increase slightly when compared to our second quarter of fiscal 2014, due to anticipated increase in non-recurring engineering expenses.

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

administrative expenses for the three months ended October 31, 2013 increased to approximately $18.5 million from $18.1 million for the three months ended October 31, 2012. As a percentage of revenues, selling, general and administrative expenses represented 4.6% for the three months ended October 31, 2013 and 2012, respectively.

The increase in selling, general and administrative expenses of approximately $0.3 million, or 1.8%, for the three months ended October 31, 2013 from the similar period in the prior year resulted primarily from: a $1.4 million increase in salary and payroll-related expenses, and a $207,000 increase in stock-based compensation expense; partially offset by a $375,000 decrease in legal expenses related to patent defense, a $328,000 decrease in commission expenses paid primarily to distributors and sales representatives, and a $309,000 decrease in allowances for doubtful accounts. We anticipate that our selling, general and administrative expenses for our third quarter of fiscal 2014 will remain comparable to our second quarter of fiscal 2014.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended October 31, 2013 and 2012.

Equity in Earnings of Investee

Equity in earnings of investee for the three months ended October 31, 2013 totaled $1.3 million, as compared to $1.2 million in the prior year. Equity in earnings of investee for the three months ended October 31, 2013 and 2012 represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, decreased to $0.5 million for the three months ended October 31, 2013 from $0.7 million in the prior year period. The $193,000 decrease in interest expense, net, resulted from a $213,000 decrease in interest expense, offset by a $21,000 decrease in interest income. The decrease in interest expense was attributable to the accretion of interest during the prior year period, on the purchase consideration payable to VisEra for the CameraCubeChip production operations that we acquired in October 2011.

Other Income, Net

Other income, net, for the three months ended October 31, 2013 was an income of $2.3 million, as compared to an income of $222,000 in the prior year. Other income, net, for the three months ended October 31, 2013 included a $2.0 million gain from the sale of our investment in Tong Hsing Electronic Industries, Limited, or Tong Hsing, $387,000 of income associated with the leasing out of our office space in Shanghai, China, and a $134,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, partially offset by a $193,000 loss from foreign exchange. Other income, net, for the three months ended October 31, 2012 included a $325,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, partially offset by a $37,000 loss from foreign exchange.

Provision for (Benefit from) Income Taxes

We generated approximately $28.1 million and $14.6 million in income before income taxes for the three months ended October 31, 2013 and 2012, respectively. We recorded provision for income taxes of approximately $1.8 million and $4.2 million for the three months ended October 31, 2013 and 2012, respectively, resulting in effective tax rates of 6.4% and 28.9% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended October 31, 2013, the

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

discrete adjustments to our provision for income taxes included unfavorable impacts from the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies and the foreign exchange losses associated with our unrecognized tax benefits. These unfavorable discrete adjustments were partially offset by a reduction of unrecognized tax benefits related to the U.S. Federal Research and Development tax credit, or Federal R&D Credit, as a result of the issuance of proposed regulations that clarify and expand the types of qualifying research and experimental expenditures that are eligible for Federal R&D Credit.

We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of October 31, 2013, we anticipate that the balance of gross unrecognized tax benefits will decrease by $15.5 million due to the lapse of the applicable statutes of limitations in various foreign jurisdictions over the next 12 months.

Six Months Ended October 31, 2013 as Compared to Six Months Ended October 31, 2012

Revenues

Revenues for the six months ended October 31, 2013 increased by 18.9% to approximately $770.9 million from $648.2 million for the six months ended October 31, 2012. The increase in revenues was due to a 7.2% increase in unit sales, primarily attributable to increases in unit shipments into the mobile phone and the entertainment markets, offset by decrease in unit shipment into the notebook and webcam market. The increase in unit shipment was primarily attributable to unit sales increases in our HD and 2-megapixel and above products, partially offset by unit sales decrease in our VGA products. The increase in unit sales for our HD and 2-megapixel and above products and a corresponding decrease in unit sales for our VGA products were driven by an increased adoption of higher resolution cameras in many mobile consumer applications. Because our HD and 2-megapixel products carry a higher unit sales price, this favorable product mix shift in our product sales led to a 10.9% increase in our ASPs.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2013 and 2012:

	Six Months Ended
	October 31,
	2013	2012
OEMs and VARs	82.9%	80.2%
Distributors	17.1	19.8
Total	100.0%	100.0%

OEMs and VARs.   In the six months ended October 31, 2013, two OEM customers accounted for approximately 12.0% and 11.2% of our revenues, respectively. In the six months ended October 31, 2012, two OEM customers accounted for approximately 16.4% and 11.2% of our revenues. For the six months ended October 31, 2013 and 2012, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the six months ended October 31, 2013, one distributor customer accounted for approximately 11.1% of our revenues. In the six months ended October 31, 2012, one distributor customer accounted for approximately 11.6% of our revenues. For the six months ended October 31, 2013 and 2012, no other distributor customer accounted for 10% or more of our revenues.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2013 and 2012:

	Six Months Ended
	October 31,
	2013	2012
Domestic sales	0.4%	0.3%
Foreign sales	99.6	99.7
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the six months ended October 31, 2013 increased to 18.2% from 17.6% for the six months ended October 31, 2012. The year-over-year increase in gross margin reflected a reduction in the production cost of our OmniBSI-2 products, which constitute a significant percentage of our total product shipments. The incremental improvement in OmniBSI-2 production cost was partially offset by unfavorable net effects from the sale of previously written-down products and write-down of inventories. We had an increase in the write-down of inventories which totaled approximately $17.8 million during the six months ended October 31, 2013, as compared to $11.4 million in the similar prior year period. The increase in the write-down of inventories for the six months ended October 31, 2013 reflected a reduction in demand for certain products that we had designed specifically for the mobile phone market. In the six months ended October 31, 2013, we also recorded a decrease in sales from previously written down products, which totaled $2.1 million, as compared to $4.2 million during the similar period in the prior fiscal year. We recorded approximately $2.0 million in stock-based compensation expense to cost of revenues during the six months ended October 31, 2013 and 2012, respectively.

Research, Development and Related Expenses

Research, development and related expenses for the six months ended October 31, 2013 decreased to approximately $56.8 million from approximately $59.2 million for the six months ended October 31, 2012. As a percentage of revenues, research, development and related expenses for the six months ended October 31, 2013 and 2012 represented 7.4 % and 9.2%, respectively.

The decrease in research, development and related expenses of approximately $2.4 million, or 4.0%, for the six months ended October 31, 2013 from the similar prior year period resulted primarily from: a $6.5 million decrease in non-recurring engineering expenses related to new product development, partially offset by a $4.3 million increase in salary and payroll-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended October 31, 2013 decreased to approximately $36.7 million from $36.9 million for the six months ended October 31, 2012. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2013 and 2012 represented 4.8% and 5.7%, respectively.

The decrease in selling, general and administrative expenses of approximately $203,000, or 0.6%, for the six months ended October 31, 2013 from the similar period in the prior year resulted primarily from: a $0.9 million decrease in legal expenses related to patent defense, a $0.9 million decrease in commission expenses paid primarily to

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

distributors and sales representatives, and a $0.5 million decrease in allowances for doubtful accounts, partially offset by a $2.1 million increase in compensation and personnel-related expenses.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain image sensor-related patents and patent applications from Kodak. Amortization of acquired patent portfolio totaled approximately $4.6 million for the six months ended October 31, 2013 and 2012, respectively.

Equity in Earnings of Investee

Equity in earnings of investee for the six months ended October 31, 2013 totaled $2.4 million, as compared to $2.3 million in the prior year. Equity in earnings of investee for the six months ended October 31, 2013 and 2012 represented our portion of the net income recorded by WLCSP and equity method investment adjustments.

Interest Expense, Net

Interest expense, net, for the six months ended October 31, 2013 decreased to approximately $1.1 million from $1.5 million for the six months ended October 31, 2012. The decrease in interest expense, net, for the six months ended October 31, 2013 as compared to the corresponding period in the prior year was the result of a $499,000 decrease in interest expense, primarily associated with the accretion of interest during the prior year period, on the purchase consideration payable to VisEra, and a $89,000 decrease in interest income.

Other Income, net

Other income, net, for the six months ended October 31, 2013 totaled $1.2 million, as compared to $316,000 in the prior year. Other income, net, for the six months ended October 31, 2013 included a $2.0 million gain from the sale of our investment in Tong Hsing, $0.7 million of income associated with the leasing out of our office space in Shanghai, China, a $0.6 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, offset by a $2.0 million impairment charge for our investment in Phostek, Inc., or Phostek. Other income, net, for the six months ended October 31, 2012 included a $227,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property.

Provision for (Benefit from) Income Taxes

We generated approximately $44.4 million and $14.4 million in income before income taxes for the six months ended October 31, 2013 and 2012, respectively. We recorded benefit from income taxes of 4.9 million and provision for income taxes of $1.7 million for the six months ended October 31, 2013 and 2012, respectively, resulting in effective tax rates of (11.1)% and 11.7% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the six months ended October 31, 2013, the discrete adjustments to our provision for income taxes included the tax benefit associated with the reduction of unrecognized tax benefits due to the lapse of applicable statutes of limitations in certain foreign jurisdictions and the tax benefit from a reduction of unrecognized tax benefits related to Federal R&D Credit due to the issuance of the proposed regulations that clarify and expand the types of qualifying research and experimental expenditures that are eligible for Federal R&D Credit. These favorable adjustments to our provision for income taxes for the six months ended October 31, 2013 were partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of October 31, 2013, we anticipate that the balance of gross unrecognized tax benefits will decrease by $15.5 million due to the lapse of statutes of limitations in various foreign jurisdictions over the next 12 months.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Our principal sources of liquidity as of October 31, 2013 consisted of cash, cash equivalents and short-term investments totaling $265.6 million.

Liquidity

Our working capital increased to $639.6 million as of October 31, 2013, as compared to $574.5 million as of April 30, 2013. Our working capital increased as a result of a $61.2 million decrease in accounts payable resulting from the reduction in inventory purchases; a $53.3 million increase in cash, cash equivalents and short-term investments primarily due to cash provided by operating activities; a $4.4 million increase in accounts receivable, net; and a $2.7 million decrease in income tax payable. These increases in working capital were partially offset by: a $40 million decrease in inventories due to increase in revenues during the three months ended October 31, 2013 and a reduction in inventory purchases; a $9.3 million increase in deferred revenues, less cost of revenues; a $3.8 million decrease in prepaid expenses and other current assets; a $1.8 million increase in accrued expenses and other current liabilities; and a $1.5 million decrease in deferred income taxes.

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world, including substantial amounts held by our foreign subsidiaries. A significant portion of the amounts held by our foreign subsidiaries could be made available for use in the U.S. without incurring any additional U.S. taxes.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan. As of October 31, 2013, the principal amount outstanding under the Mortgage Loan was $23.9 million.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of October 31, 2013, the principal amount outstanding under the Construction Loan was $15.5 million.

Cash Flows from Operating Activities

For the six months ended October 31, 2013, net cash provided by operating activities totaled approximately $46.5 million as compared to net cash used in operating activities of approximately $165.4 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $49.4 million for the six months ended October 31, 2013; adjustments for non-cash charges of $17.8 million in write-down of inventories, $17.0 million in stock-based compensation, $15.5 million in depreciation and amortization, $12.6 million in gain on equity investments, net, and a $2.0 million gain from the sale of our investment in Tong Hsing; a $21.4 million decrease in inventories; a $9.2 million increase in deferred revenues, less cost of revenues; a $3.3 million increase in accrued expenses and other current liabilities; a $1.6 million decrease in deferred income taxes; and a $1.2 million decrease in prepaid expenses and other assets. These increases were offset by: a $60.3 million decrease in accounts payable; a $10.0 million decrease in income taxes payable; and a $4.4 million increase in accounts receivable, net. The $60.3 million decrease in accounts payable was caused by a reduction in inventory purchases. Our reduction in inventory purchases also caused the $21.4 million decrease in inventories.

For the six months ended October 31, 2012, net cash used in operating activities totaled approximately $165.4 million. The principal components of the current year amount were: net income of approximately $12.7 million for the six months ended October 31, 2012; adjustments for non-cash charges of $18.0 million in stock-based compensation, $17.3 million in depreciation and amortization, $11.4 million in write-down of inventories, and $9.4 million in gain on equity investments, net; a $35.4 million increase in accounts payable; a $9.9 million decrease in prepaid expenses and other assets; a $3.6 million increase in deferred revenues, less cost of revenues; and a $2.0 million decrease in prepaid and deferred income taxes. These increases were offset by: a $141.5 million increase in accounts receivable, net; a $121.0 million increase in inventories; and a $4.0 million decrease in income taxes payable. The $141.5 million increase in accounts receivable, net was caused by the increased amount of revenues recorded during the three months ended October 31, 2012 as compared to the three months ended April 30, 2012. The $121.0 million

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

increase in inventories was primarily driven by the need to support the anticipated shipment volume in the three months ending January 31, 2013. The $35.4 million increase in accounts payable was related to the inventory buildup.

Cash Flows from Investing Activities

For the six months ended October 31, 2013, our net cash used in investing activities totaled $39.9 million, as compared to net cash provided by investing activities of approximately $13.9 million for the corresponding period in the prior year, due to $84.6 million in purchases of short-term investments, and $9.5 million in purchases of property, plant and equipment, net of sales, partially offset by $48.0 million in net proceeds from sales or maturities of short-term investments and $6.2 million in proceeds from the sale of investment in Tong Hsing. For the six months ended October 31, 2012, our net cash used in investing activities totaled $13.9 million, due to $207.8 million in purchases of short-term investments, $19.7 million in purchases of property, plant and equipment, net of sales, and $10.3 million in purchases and deposits for intangible and other asset, partially offset by $223.9 million in net proceeds from sales or maturities of short-term investments.

Cash Flows from Financing Activities

For the six months ended October 31, 2013, net cash provided by financing activities totaled approximately $10.3 million, as compared to net cash provided by financing activities of approximately $4.3 million for the corresponding period in the prior year, due to $9.5 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.1 million in excess tax benefits from stock-based compensation, partially offset by $277,000 used to repay long-term borrowings. For the six months ended October 31, 2012, net cash provided by financing activities totaled approximately $4.3 million, due to $4.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.3 million in excess tax benefits from stock-based compensation, partially offset by $1.3 million used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended July 31, 2013, we formed OmniVision Technologies (Wuhan) Co. Ltd., or OV-Wuhan, a wholly-owned subsidiary in Wuhan, China, to support our growing research and development efforts. As of October 31, 2013, the Company had contributed $1.0 million to OV-Wuhan, meeting the registered capital commitment requirement.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and the foreseeable future. Other than normal working capital requirements, we expect our capital requirements totaling approximately $60.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 31, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations and Commercial Commitments :
Operating leases	$17,217	$5,481	$8,867	$1,214	$1,655
Debt obligations(1)	39,395	3,809	13,319	22,267	—
Purchase obligations(2)	133,636	133,636	—	—	—
Total	$190,248	$142,926	$22,186	$23,481	$1,655

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of October 31, 2013, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $23.9 million and $15.5 million, respectively. See Note 7 —“Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

(2)         Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

As of October 31, 2013, the long-term income taxes payable, including estimated interest and penalties, was $83.4 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of October 31, 2013 presented above.

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

As of October 31, 2013, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three and six months ended October 31, 2013 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of October 31, 2013, the principal amount outstanding under the Construction Loan was $15.5 million. As of October 31, 2013, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.5 million of additional remeasurement losses. As of October 31, 2013, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.5 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and six months ended October 31, 2013.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.9% at October 31, 2013. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2014, any hypothetical 10% shifts in yield would not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and six months ended October 31, 2013.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended October 31, 2013, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Some of these OEMs, VARs and distributors are major producers of mobile phones, including smartphones, for some of the largest companies in the mobile phone industry and may rely upon one or more key end-user customers for a significant portion of their revenue. Any material delay, alteration, cancellation or reduction of purchase orders from or change in the purchasing patterns of one or more of our major customers or distributors, or their key end-user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for that quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end-user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, alteration, cancellation or reduction of purchase orders, a change in purchasing patterns or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end-user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end-user customers, and that are efficiently and successfully integrated into their products. In fiscal 2013, approximately 53.2% of our revenues came from sales to our top five customers. In addition, in the six months ended October 31, 2013, approximately 51.6% of our revenues came from sales to our top five customers, including two OEM customers that accounted for approximately 12.0% and 11.2% of our revenues, respectively, and one distributor customer that accounted for approximately 11.1% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities, which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image-sensor manufacturers such as Aptina Imaging, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image-sensor manufacturers such as Panasonic, Sharp and Sony. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can, respond more rapidly than we can to changing market opportunities or more easily meet increased demands for their products. In addition, we compete with a large number of smaller CMOS manufacturers that has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image-sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short-term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have generally declined over time as a result. Competition in our product markets is intense and as competition continues to intensify, we anticipate that these pricing pressures will increase. Although we experienced an increase in our ASPs for the six months ended October 31, 2013 when compared to the similar prior year period, we expect that the ASPs for many of our products will continue to decline over time. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Historically we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

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

Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2013, macroeconomic conditions appeared to gradually improve and our annual sales also improved when compared to fiscal 2012. For the six-month period ended October 31, 2013, our sales have continued to improve, especially when compared to the similar prior year period. Nevertheless, given the current economic environment and continuing uncertainties that exist, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $23.9 million as of October 31, 2013. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Condensed Consolidated Balance Sheets. We record its fair value change in our Condensed Consolidated Statements of Income, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreement. However, we do not anticipate non-performance by the counterparty.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

Many of the products using our image sensors, such as mobile phones, cameras for entertainment applications, such as tablets, notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to the macroeconomic uncertainties that have existed during the past several years, the seasonal cycle of our business has been less predictable. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2013, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $50.7 million and our long-term investments totaled approximately $145.6 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash, cash equivalents and short-term investments, in total, has increased over the six months ended October 31, 2013, primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over the next twelve months and foreseeable future, if we are unable to sell our OmniBSI-2 products or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As of October 31, 2013, we held cash and cash equivalents totaling $207.2 million, and short-term investments totaling $58.4 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of October 31, 2013, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

We continually review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise.

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

During fiscal 2013 and the six months ended October 31, 2013, approximately 18.8% and 17.1%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2013 and the six months ended October 31, 2013. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through December 3, 2013, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on December 3, 2013 was $15.99 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 6.   EXHIBITS

Exhibit Number	Description
10.26(1)	2007 Equity Incentive Plan (as amended July 29, 2013)
10.35(1)	2009 Employee Stock Purchase Plan (as amended July 29, 2013)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2013

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: December 6, 2013

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 6, 2013

	By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.26(1)	2007 Equity Incentive Plan (as amended July 29, 2013)
10.35(1)	2009 Employee Stock Purchase Plan (as amended July 29, 2013)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2013