Form 10-Q
period 2014-01-31
OMNIVISION TECHNOLOGIES INC
filed 2014-03-07
CIK 1106851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

At March 5, 2014, 56,027,544 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	January 31,	April 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$308,927	$190,171
Short-term investments	84,113	22,164
Accounts receivable, net	134,706	166,517
Inventories	342,153	430,315
Deferred income taxes	3,981	4,028
Prepaid expenses and other current assets	21,809	11,982
Total current assets	895,689	825,177
Property, plant and equipment, net	156,208	158,394
Long-term investments	154,044	139,746
Goodwill	10,227	10,227
Intangibles, net	69,730	56,804
Other long-term assets	32,964	36,666
Total assets	$1,318,862	$1,227,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,016	$188,261
Accrued expenses and other current liabilities	48,814	40,274
Income tax payable	1,461	2,904
Deferred revenues, less cost of revenues	20,252	15,493
Current portion of long-term debt	3,830	3,769
Total current liabilities	223,373	250,701
Long-term liabilities:
Long-term income tax payable	83,609	90,777
Non-current portion of long-term debt	32,246	35,709
Other long-term liabilities	16,359	4,618
Total long-term liabilities	132,214	131,104
Total liabilities	355,587	381,805

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 76,623 shares issued and 56,024 outstanding at January 31, 2014 and 74,574 shares issued and 53,975 outstanding at April 30, 2013, respectively	77	75
Additional paid-in capital	655,902	616,379
Accumulated other comprehensive income	2,569	3,952
Treasury stock, 20,599 at January 31, 2014 and April 30, 2013, respectively	(278,683)	(278,683)
Retained earnings	583,410	503,486
Total stockholders’ equity	963,275	845,209
Total liabilities and stockholders’ equity	$1,318,862	$1,227,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenues	$352,023	$423,513	$1,122,960	$1,071,714
Cost of revenues	282,891	352,027	913,801	886,329
Gross profit	69,132	71,486	209,159	185,385

Operating expenses:
Research, development and related	30,936	27,380	87,761	86,589
Selling, general and administrative	18,028	18,221	54,684	55,080
Amortization of acquired patent portfolio	2,321	2,321	6,964	6,964
Total operating expenses	51,285	47,922	149,409	148,633

Income from operations	17,847	23,564	59,750	36,752
Equity in earnings of investee	837	923	3,264	3,255
Interest expense, net	(466)	(715)	(1,542)	(2,201)
Other income (expense), net	24,038	(5)	25,206	311
Income before income taxes	42,256	23,767	86,678	38,117

Provision for income taxes	11,696	2,459	6,754	4,137
Net income	$30,560	$21,308	$79,924	$33,980

Net income per share:
Basic	$0.55	$0.40	$1.44	$0.64
Diluted	$0.54	$0.40	$1.42	$0.64

Shares used in computing net income per share:
Basic	55,913	53,830	55,369	53,391
Diluted	56,186	53,930	56,472	53,497

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Net income	$30,560	$21,308	$79,924	$33,980

Other comprehensive income (loss), net of tax:
Translation gains (losses)	(27)	75	215	116
Reclassification adjustment for (gains) on sale of WLCSP included in net income	(665)	—	(665)	—
Translation gains (losses)	(692)	75	(450)	116
Unrealized gains (losses) on available-for-sale securities	(15)	446	355	174
Reclassification adjustments for (gains) losses on available-for-sale securities included in net income	—	—	(1,288)	14
Unrealized gains (losses) on available-for-sale securities	(15)	446	(933)	188

Other comprehensive income (loss)	(707)	521	(1,383)	304

Comprehensive income	$29,853	$21,829	$78,541	$34,284

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net income	$79,924	$33,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,751	25,758
Change in fair value of interest rate swap	(933)	(548)
Stock-based compensation	25,912	25,750
Tax effect from stock-based compensation	3,926	5,007
Gain on equity investments, net	(17,865)	(15,549)
Write-down of inventories	25,978	16,910
Excess tax benefit from stock-based compensation	(3,311)	(3,745)
Gain associated with WLCSP IPO	(23,802)	—
Gain on sale of investment in Tong Hsing	(1,990)	—
(Gain) loss on disposal of property, plant and equipment	(154)	171
Changes in assets and liabilities:
Accounts receivable, net	31,811	(64,134)
Inventories	66,350	(100,477)
Deferred income taxes	8,143	(3,184)
Prepaid expenses and other assets	1,492	13,013
Accounts payable	(38,705)	(5,891)
Accrued expenses and other current liabilities	(1,564)	147
Income tax payable	(8,611)	(2,293)
Deferred revenues, less cost of revenues	5,144	5,683
Net cash provided by (used in) operating activities	175,496	(69,402)
Cash flows from investing activities:
Purchases of short-term investments	(126,979)	(264,426)
Proceeds from sales or maturities of short-term investments	64,327	279,053
Purchases of property, plant and equipment, net of sales	(13,154)	(29,908)
Purchases and deposits for intangible and other assets	—	(10,271)
Payments for the acquisition of production operations from VisEra	—	(9,000)
Proceeds from sale of investment in Tong Hsing	6,224	—
Net cash used in investing activities	(69,582)	(34,552)
Cash flows from financing activities:
Repayment of long-term borrowings	(3,691)	(3,005)
Excess tax benefits from stock-based compensation	3,311	3,745
Proceeds from exercise of stock options and employee stock purchase plan	13,206	7,553
Net cash provided by financing activities	12,826	8,293
Effect of exchange rate changes on cash and cash equivalents	16	10
Net increase (decrease) in cash and cash equivalents	118,756	(95,651)
Cash and cash equivalents at beginning of period	190,171	290,492
Cash and cash equivalents at end of period	$308,927	$194,841
Supplemental cash flow information:
Taxes paid	$3,422	$4,576
Interest paid	$1,826	$1,965
Supplemental schedule of non-cash investing and financing activities:
Additions to intangible assets included in accruals	$21,906	—
Sale of WLCSP shares	$15,066	$—
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$2,786	$5,893
Write-off of employee stock-based compensation-related deferred tax assets	$722	$1,593

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2014 and April 30, 2013 and for the three and nine months ended January 31, 2014 and 2013 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2013 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 (the “Form 10-K”).

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

Equity in Earnings of China WLCSP Limited

The Company applies the equity method of accounting for its investment in China WLCSP Limited (“WLCSP”), and the Company’s portion of net income recorded by WLCSP is presented in “Equity in earnings of investee.” Through October 31, 2013, the Company was able to include in its fiscal quarter results its share of WLCSP’s earnings or losses for the same fiscal periods. In January 2014, however, WLCSP completed its initial public offering and became a public company in China. (See Note 5.) Under China’s securities law, the Company is not able to disclose any periodic financial information which may otherwise be available to the Company in its capacity as a representative on WLCSP’s Board of Directors, until such information is publicly released in China. As such, for the three months ended January 31, 2014, with WLCSP scheduling to release their December 31, 2013 financial results in April 2014, the Company’s reported results under “Equity in Earnings of Investee” was based solely on the Company’s own best estimates of its share of WLCSP’s net income during this period.

Classification of Land-use Rights

Certain previously reported amounts have been revised to correct the classification of land-use rights from “Property, plant and equipment, net” to “Other long-term assets” as of April 30, 2013. The net book value of the Company’s land-use rights totaled approximately $2.2 million at January 31, 2014 and April 30, 2013, respectively. The reclassification had no impact on the results of operations or cash flows of the Company.

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

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of January 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$1,416	$—	$(1)	$1,415
Corporate debt securities/commercial paper	82,724	8	(34)	82,698
	$84,140	$8	$(35)	$84,113

Contractual maturity dates, less than one year				$84,113

	As of April 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$1,707	$—	$—	1,707
Corporate debt securities/commercial paper	20,463	—	(6)	20,457
	$22,170	$—	$(6)	$22,164

Contractual maturity dates, less than one year				$20,764
Contractual maturity dates, two years to twenty-three years				1,400
				$22,164

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	January 31,	April 30,
	2014	2013
Cash and cash equivalents:
Cash	$211,775	$145,762
Money market funds, certificates of deposit and U.S. government bonds	97,152	44,409
	$308,927	$190,171
Accounts receivable, net:
Accounts receivable	$138,553	$172,833
Less: Allowance for doubtful accounts	(813)	(945)
Allowance for sales returns	(3,034)	(5,371)
	$134,706	$166,517
Inventories:
Work in progress	$134,320	$213,095
Finished goods	207,833	217,220
	$342,153	$430,315
Prepaid expenses and other current assets:
Prepaid expenses	$5,030	$7,974
Deposits and other	16,296	3,907
Interest receivable	483	101
	$21,809	$11,982
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings	82,547	57,246
Buildings/leasehold improvements	28,400	24,659
Machinery and equipment	116,996	102,429
Furniture and fixtures	5,010	5,013
Software	8,912	6,954
Construction in progress	4,106	37,725
	258,971	247,026
Less: Accumulated depreciation and amortization	(102,763)	(88,632)
	$156,208	$158,394
Other long-term assets:
Deferred income tax assets — non-current	$1,068	$6,251
Land-use rights	2,194	2,236
Other long-term assets	29,702	28,179
	$32,964	$36,666
Accrued expenses and other current liabilities:
Due to VisEra for acquisition of production operations	$9,000	$9,000
Employee compensation	12,249	12,856
Third party commissions	406	850
Professional services	2,478	2,176
Noncancelable purchase commitments	839	4,817
Rebates	2,242	2,557
Other	21,600	8,018
	$48,814	$40,274
Other long-term liabilities:
Interest rate swap	$3,251	$4,184
Other	13,108	434
	$16,359	$4,618

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	January 31,	April 30,
	2014	2013
VisEra	$115,312	$105,233
WLCSP	34,071	22,539
XinTec	4,661	4,661
Tong Hsing	—	5,313
Phostek	—	2,000
Total	$154,044	$139,746

VisEra Technologies Company, Ltd.

On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of January 31, 2014, the Company owned 49.1% of VisEra Cayman.

On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was closed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash, with no additional contingent consideration. As of January 31, 2014, $9.0 million was recorded in “Accrued expenses and other current liabilities,” representing the remaining cash consideration due to VisEra.

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Nine Months Ended
	January 31,
	2014	2013
Dividend payments received from VisEra	$—	$13,760

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Equity income (losses)	$(331)	$5,042	$10,079	$14,897
Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	$4,220	$4,943	$16,378	$11,695

China WLCSP Limited

WLCSP is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP’s equity interests, or 20.0% of WLCSP’s registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. In April 2010, WLCSP raised additional capital and reduced the Company’s ownership percentage to 19.7%. In May 2010, WLCSP

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

converted all of its owners’ equity into share capital. The pro rata interests of all shareholders remained the same after the conversion and no income was distributed. After the conversion, WLCSP had 180.0 million shares outstanding, and the Company owned 35.4 million shares. In September 2010, WLCSP issued an additional 9.5 million shares to other parties and reduced the Company’s ownership percentage to 18.7%.

The Company has a seat on the WLCSP Board of Directors. With the determination that the Company has maintained significant influence over the operations of WLCSP, the Company accounts for its investment in WLCSP under the equity method.

In December 2013, WLCSP filed with the China Securities Regulatory Commission (“CSRC”) a registration statement for an initial public offering (“IPO”). The registration statement was approved by the CSRC in January 2014, and the IPO price was approximately $3.14 per share. As part of the IPO, WLCSP issued 37.2 million new shares and increased the total shares outstanding to 226.7 million shares. The Company also participated in the IPO as selling shareholder and sold 5.1 million shares, reducing the total number of shares owned by the Company to 30.3 million shares. As of January 31, 2014, after the IPO and the sale of the shares, the Company owned 13.3% of WLCSP.

The issuance price of $3.14 for the 37.2 million new shares was higher than the Company’s average per share carrying value for WLCSP. Consequently, the Company recognized a non-cash change-in-interest gain of approximately $14.1 million. In addition, with the sale of 5.1 million shares during the IPO, the Company recorded a receivable for the net cash proceeds of approximately $15.1 million, and recognized approximately $9.7 million as gain on the sale. The change-in-interest gain and the realized gain from the share sale, totaling approximately $23.8 million, was recorded in “Other income (expense), net” for the three months ended January 31, 2014. The receivable of approximately $15.1 million was included in “Prepaid expenses and other current assets” as of January 31, 2014.

The foreign exchange effects on WLCSP’s net assets are recorded as part of the Company’s cumulative translation adjustment in “Accumulated other comprehensive income.” The total gain of $23.8 million from WLCSP’s IPO included a pro rata release of approximately $1.0 million of the cumulative translation adjustment from “Accumulated other comprehensive income.”

The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Nine Months Ended
	January 31,
	2014	2013
Dividend payments received from WLCSP	$830	$890

The following table presents equity income recorded by the Company for the periods indicated in “Equity in earnings of investee,” consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands). For the three months ended January 31, 2014, the Company’s share of WLCSP’s net income was based on the Company’s best estimates. (See Note 1.)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Equity income	$837	$923	$3,264	$3,255

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of January 31, 2014, the Company’s direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 15.8% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.9%. The Company accounts for XinTec as a cost method investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and provision of microelectronic packaging technologies. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. In October 2013, the Company sold its entire investment in Tong Hsing, which amounted to an ownership percentage in Tong Hsing of approximately 0.7%. With the sale, the Company recorded a gain of approximately $2.0 million in “Other income (expense), net” for the three months ended October 31, 2013.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Unrealized holding gains	$—	$445	$566	$185

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

The following table presents the summary financial information of VisEra, as derived from its financial statements for the periods indicated. The summary financial statement was prepared under US GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Operating data:
Revenues	$24,236	$42,676	$103,500	$130,175
Gross profit	13,147	18,124	46,866	43,441
Income from operations	10,567	15,629	38,953	34,722
Net income	$8,588	$10,025	$33,328	$23,665

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	January 31,	April 30,
	2014	2013
Undistributed earnings of investees	$76,299	$49,830

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the change to the carrying value of the Company’s goodwill during the periods presented (in thousands):

	Nine Months Ended
	January 31,
	2014	2013
Beginning balance	$10,227	$10,227
Changes to carrying value	—	—
Ending balance	$10,227	$10,227

Intangible Assets

In January 2014, the Company entered into a license agreement with the California Institute of Technology (“Caltech”) pursuant to which the Company acquired a license to various image sensor patents held by Caltech in a cash transaction that totaled approximately $25.4 million, and the payment schedule of which has a net present value of approximately $24.6 million. As part of the license agreement, the parties agreed to settle and dismiss the outstanding claims between them. As a result, during the three months ended January 31, 2014, the Company recorded $2.7 million to “Cost of revenues,” representing the cumulative cost related to prior years under the relief-from-royalty method. In addition, as of January 31, 2014, the Company recorded the remaining $21.9 million as addition to “Patents and licenses,” which the Company will amortize over a period of nine years, and the amortization expenses will be recorded in “Cost of revenues.”

Intangible assets as of the dates indicated consisted of the following (in thousands):

	January 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$26,310	$38,690
Core technology	36,100	27,464	8,636
Patents and licenses	36,066	13,771	22,295
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	231	109
Intangible assets, net	$138,906	$69,176	$69,730

	April 30, 2013
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$19,345	$45,655
Core technology	36,100	25,649	10,451
Patents and licenses	14,160	13,596	564
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	206	134
Intangible assets, net	$117,000	$60,196	$56,804

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

The following table presents the amortization of intangible assets recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Amortization of intangible assets	$584	$942	$2,016	$2,727
Amortization of acquired patent portfolio	$2,321	$2,321	$6,964	$6,964

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2014	$3,513
2015	13,930
2016	13,753
2017	13,627
2018	12,546
Thereafter	12,361
Total	$69,730

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	January 31,	April 30,
	2014	2013

Mortgage loan	$23,791	$24,207
Construction loan	12,285	15,271
	36,076	39,478
Less: amount due within one year	(3,830)	(3,769)
Non-current portion of long-term debt	$32,246	$35,709

As of January 31, 2014, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2014	$554	$3,276	$3,830
2015	554	6,552	7,106
2016	554	2,457	3,011
2017	22,129	—	22,129
Total	$23,791	$12,285	$36,076

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

The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of January 31, 2014.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Interest rates under the Mortgage Loan for the dates indicated are set forth below:

	January 31,	April 30,
	2014	2013
Mortgage Loan	1.1%	1.1%

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co. Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in the Zhang Jiang Science Park in the Pudong Development Zone in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of January 31, 2014, the total amount outstanding under the Construction Loan was Chinese Yuan 75 million, or approximately $12.3 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.9% at January 31, 2014 and April 30, 2013, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of January 31, 2014.

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

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

The table below presents the location of the swaps on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effects on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains:
Other income, net	$320	$321	$933	$548

	January 31,	April 30,
	2014	2013
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$3,251	$4,184

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Antidilutive common stock subject to outstanding options	2,513,000	2,919,000	2,513,000	2,919,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Basic:
Numerator:
Net income	$30,560	$21,308	$79,924	$33,980

Denominator:
Weighted average common shares for net income per share	55,913	53,830	55,369	53,391

Basic net income per share	$0.55	$0.40	$1.44	$0.64

Diluted:
Numerator:
Net income	$30,560	$21,308	$79,924	$33,980

Denominator:
Denominator for basic net income per share	55,913	53,830	55,369	53,391
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	273	100	1,103	106
Weighted average common shares for diluted net income per share	56,186	53,930	56,472	53,497

Diluted net income per share	$0.54	$0.40	$1.42	$0.64

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

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	January 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$82,348	$82,348	$—	$—
U.S. government debt securities and municipal bonds	2,921	—	2,921	—
Corporate debt securities/commercial paper	95,996	—	95,996	—
Total assets	$181,265	$82,348	$98,917	$—
Interest rate swap	(3,251)	—	(3,251)	—
Total liabilities	$(3,251)	$—	$(3,251)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	January 31, 2014
	Total	Level 1	Level 2	Level 3
Cash equivalents	$97,152	$82,348	$14,804	$—
Short-term investments	84,113	—	84,113	—
Total assets	$181,265	$82,348	$98,917	$—
Interest rate swap	(3,251)	—	(3,251)	$—
Total liabilities	$(3,251)	$—	$(3,251)	$—

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

For the Three and Nine Months Ended January 31, 2014 and 2013

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

For its investment in WLCSP, the Company uses the equity method of accounting. In January 2014, WLCSP set its IPO price at $3.14 per share and issued 37.2 million new shares. (See Note 5.) As of January 31, 2014, using this price as a proxy for per share fair value, the aggregate value of the Company’s investment in WLCSP was approximately $95.0 million.

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
OEMs and VARs	80.3%	85.2%	82.1%	82.1%
Distributors	19.7	14.8	17.9	17.9
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
China	$259,935	$278,923	$844,764	$719,462
South Korea	36,466	96,163	140,227	209,936
Japan	33,006	15,246	76,776	47,668
Singapore	6,325	5,525	11,181	6,613
United States	1,146	735	3,907	2,591
All other	15,145	26,921	46,105	85,444
Total	$352,023	$423,513	$1,122,960	$1,071,714

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

The Company’s long-lived assets, including its property, plant and equipment, net, long-term investments, land-use rights and other long-term assets, are located in the following countries as of the dates indicated (in thousands):

	January 31,	April 30,
	2014	2013
China	$164,596	$139,482
Taiwan	125,646	137,359
United States	51,237	50,903
All other	669	811
Total	$342,148	$328,555

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the nine months ended January 31, 2014 (in thousands):

Additional
Paid-in
Capital
Balance at April 31, 2013	$616,379
Exercise of common stock options	6,358
Employee stock purchase plan	6,846
Employee stock-based compensation	25,912
Withholding tax deduction on restricted stock units	(2,797)
Tax effect from stock-based compensation	3,926
Write-off of employee stock-based compensation related deferred tax assets	(722)
Balance at January 31, 2014	$655,902

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the nine months ended January 31, 2014 (in thousands):

	Balance at April 30, 2013	Other Comprehensive Income Before Reclassification	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at January 31, 2014
Accumulated translation gains	$3,036	$331	$(1,023)	$242	$2,586
Accumulated unrealized gains (losses) on available-for-sale securities, net	916	545	(1,641)	163	(17)
Total accumulated other comprehensive income	$3,952	$876	$(2,664)	$405	$2,569

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

The following table sets forth the amounts reclassified out of Accumulated Other Comprehensive Income into the Condensed Consolidated Statements of Income and the associated presentation location, for the periods indicated (in thousands):

Comprehensive Income		Three Months Ended January 31,		Nine Months Ended January 31,
Components	Location	2014	2013	2014	2013
Accumulated translation gains
	Other income, net	$(1,023)	$—	$(1,023)	$—
Accumulated unrealized gains (losses) on available-for-sale securities, net
	Other income, net	—	—	(1,641)	—
	Total amounts reclassified out of Accumulated Other Comprehensive Income	$(1,023)	$—	$(2,664)	$—

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Income before income taxes	$42,256	$23,767	$86,678	$38,117
Provision for income taxes	$11,696	$2,459	$6,754	$4,137
Effective income tax rate	27.7%	10.3%	7.8%	10.9%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended January 31, 2014, the Company’s overall estimation of the current fiscal year’s annual effective tax rate reflected the tax effect of the realized gain from the share sale during WLCSP’s IPO. (See Note 5.) For the three months ended January 31, 2014, the discrete adjustments to the Company’s provision for income taxes included the tax impact of the net change in outside basis difference in the Company’s investment in WLCSP, an unfavorable adjustment to prior year tax provision due to a change in estimate, and the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies. These unfavorable discrete adjustments were partially offset by the favorable impact from the foreign exchange gain associated with the Company’s unrecognized tax benefits and the tax benefit realized by the Company as a result of its employees’ dispositions of incentive stock awards.

The Company is currently under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of January 31, 2014, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $15.1 million due to the lapse of the applicable statutes of limitations in various foreign jurisdictions over the next 12 months.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Note 13 — Commitments and Contingencies

Commitments

During the three months ended July 31, 2013, the Company formed OmniVision Technologies (Wuhan) Co. Ltd. (“OV-Wuhan”), a wholly-owned subsidiary in Wuhan, China, to support the Company’s growing research and development efforts. OV-Wuhan had an initial registered capital requirement of $1.0 million, and the Company increased it to $3.5 million in January 2014. As of January 31, 2014, the Company contributed a total of $1.5 million, and is required to contribute the remaining $2.0 million by February 2016.

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

Claim construction briefing has been submitted, and the parties await scheduling of a claim construction hearing. On January 22, 2014, TSMC filed a motion for summary judgment of noninfringement. TSMC’s motion for summary judgment is fully briefed. The Company expects to vigorously defend itself against Ziptronix’s allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Securities Litigation

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

Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of the Company’s current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies Derivative Litigation, Case No. 1-12-CV-216875. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in the Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as nominal defendant against whom no recovery is sought. The proceedings in these derivative actions have been stayed by agreement pending the outcome of a future summary judgment motion in the Securities Case. The Company is currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

For the Three and Nine Months Ended January 31, 2014 and 2013

(unaudited)

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

Related		Three Months Ended January 31,		Nine Months Ended January 31,
Party	Description	2014	2013	2014	2013
VisEra	Purchases of color filter and other manufacturing services	$22,191	$59,921	$93,422	$146,119
	Rent and other services(1)	$—	$929	$3	$2,752
	Balances payable at period end, net	$23,066	$31,741	$23,066	$31,741

WLCSP	Purchases of packaging services	$393	$—	$436	$—
	Balances payable at period end, net	$223	$—	$223	$—

(1)   The Company leased manufacturing floor space from VisEra from November 2011 to May 2013.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the continuing shift of our sales towards our OmniBSI-2 devices, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers’ future actions, the timing of the production of our products, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the ability of our suppliers to cost effectively expand to meet supply needs, the continued importance of the mobile phone market to our business, our expectations regarding market preferences with respect to image sensor technologies, the continued concentration of manufacturers in the mobile phone market, the further expansion of the smartphone segment within the mobile phone market, our ability to benefit from any future sales trends in Asia or other non-U.S. jurisdictions, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions, our ability to improve our inventory turnover and to generate positive cash flow, the effects of adjustments to our tax positions and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 47 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Technology and Product Lines

CameraChip image sensors

In May 2008, we announced a new approach to CMOS image sensor design we call OmniBSI™ technology. OmniBSI technology is based on an idea called back side illumination, or BSI. All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the imaging pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. This type of pixel architecture is referred to as the front side illumination, or FSI, architecture. Our last FSI architecture was called the OmniPixel3-HS™, which we introduced in February 2008. With our OmniBSI architecture, the image sensor receives light through the back side of the chip. As a result, there is no metal wiring to block the image light, and the entire backside of the image sensor can be photo-sensitive. Not only does this enable us to produce a superior image, it also permits the front of the chip surface area to be devoted entirely to processing, and permits an increase in the number of metal layers, both of which result in greater functionality. Capturing light on the back side of the image sensor also allows us to reduce the distance the light has to travel to the imaging pixels, and thus provide a wider angle of light acceptance. Widening the angle of light acceptance in turn makes it possible to reduce the height of the camera module, and thus the height of the device which incorporates the camera module.

Since 2008, we have continued to refine our BSI technology. In February 2010, we announced our OmniBSI-2™ architecture, which represents our second-generation BSI technology and enables us to design imaging pixels as small as 1.1 µm in dimension. In January 2012, we introduced new image sensors based on OmniBSI+™, our improved 1.4 µm OmniBSI architecture.

In November 2013, we launched our PureCel™ image-sensor product line. Our PureCel sensors are based on advanced technology platforms and updated pixel array architectures and designs. Compared to our OmniBSI-2 based products, our PureCel products have increased unit area light sensitivity and lower power consumption.

CameraCubeChip

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

New Products

In April 2013, we introduced the OV9728, a 720p high definition, or HD, image sensor based on our 1.75-µm OmniBSI+ pixel architecture. The 1/6.5-inch OV9728 captures 720p HD video at 30 frames per second, or FPS, or high quality cropped VGA video at 60 FPS. The OV9728 is designed specifically for front-facing camera applications in notebooks, tablets, smartphones, and smart TVs.

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

In June 2013, we introduced the OV8865, a 1/3.2-inch 8-megapixel CMOS image sensor based on our 1.4-µm OmniBSI-2 pixel architecture. The OV8865 can operate at 30 FPS for high-speed photography. It is also capable of capturing 1080p HD video at 30 FPS or 720p HD video at 60 FPS with electronic image stabilization, or EIS, at 100 percent horizontal field of view, or FOV. The OV8865 is designed for mobile devices that require small package and low power consumption, including advanced smartphones and tablets.

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

In November 2013, we introduced the OV4689, a 4-megapixel CameraChip sensor in a native 16:9 format, designed for surveillance and security applications. The 1/3-inch OV4689, based on our 2-µm OmniBSI-2 pixel architecture, can capture full-resolution 4-megapixel HD video at 90 FPS, 1080p HD at 120 FPS with EIS, and 720p HD at 180 FPS.

In November 2013, we also introduced the OV10822, a 1/2.6-inch 10.5-megapixel image sensor in a native 16:9 format. It is capable of recording ultra-high resolution 4K2K video and transitioning seamlessly between recording still images and HD video. The sensor is based on our 1.4-µm OmniBSI-2 pixel architecture and can record full-resolution 10.5-megapixel video at 30 FPS and 4K2K at 30 FPS with full horizontal FOV. The OV10822 also supports 1080p HD video at 60 FPS.

In November 2013, we introduced two additional products, the OV2680 and the OV2685, both being 2-megapixel CameraChip sensors based on our 1.75-µm OmniPixel3-HS pixel technology. The OV2680 is a raw sensor, while the OV2685 is a fully integrated system-on-a-chip sensor. Both sensors can operate at 30 FPS and cropped 720p HD video at 60 FPS. These sensors are cost-effective solutions designed for feature phones, smartphones and tablets.

In November 2013, we launched our PureCel product line and introduced the OV13850, our first PureCel 13-megapixel image sensor. The 1/3.06-inch OV13850 is designed to address the needs of high-end smartphones and tablet. It operates at 30 FPS for zero shutter lag and can seamlessly transition between recording video and still images. The OV13850 supports 4K2K ultra-high definition video at 30 FPS with full horizontal field of view and EIS. The OV13850 also supports 1080p HD video at 60 FPS with EIS and the timing for high dynamic range video in 1080p HD video mode at 30 FPS.

In November 2013, we also introduced the OV8858, a 1/4-inch 8-megapixel PureCel image sensor designed for the mainstream smartphone and tablet market. The OV8858 is equipped with VIV, which allows the OV8858 to stitch together images from the front- and rear-cameras, and send the combined image to the host ISP. The OV8858 is capable of recording 1080p HD video at 60 FPS, or 720p HD video at 90 FPS, each with EIS. The OV8858, when paired with our 2-meapixel sensors, can provide full resolution ViV snapshot images at 15 FPS and preview ViV video at 30 FPS.

In January 2014, we introduced the OV9762, a high-performance 1.3-megapixel CameraChip sensor designed specifically for front-facing camera applications in smartphones and tablets. The OV9762 is based on our 1.87-µm OmniBSI-2 pixel architecture, and can record 1.3-megapixel video at 30 FPS or 720p HD video at 30 FPS with EIS.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In January 2014, we also introduced the OV10626, a system-on-a-chip solution designed for advanced driver assistance systems and other automotive imaging applications. The OV10626 supports both NTSC analog and digital outputs, as well as dual dynamic overlay functions.

In January 2014, we introduced another automotive imaging related product, the OV480. The OV480 is a companion chip that offers electronic distortion correction for wide FOV automotive applications. The OV480 can correct lens distortion of up to 195-degrees, and provides top-down, perspective, as well as cross-traffic views.

Capital Resources

As of January 31, 2014, we held approximately $308.9 million in cash and cash equivalents and approximately $84.1 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash, cash equivalents and short-term investments will be significantly affected by current instability in the global financial markets.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2013, macroeconomic conditions appeared to gradually improve and our annual sales improved when compared to fiscal 2012. For the nine-month period ended January 31, 2014, our sales have continued to improve, especially when compared to the similar prior year period. However, for the three-month period ended January 31, 2014, we actually experienced a decline in sales as compared to the three-month period ended January 31, 2013. Given the continuing uncertainties in current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 4.6 billion image sensors, including approximately 0.7 billion in the nine months ended January 31, 2014. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

Since our customers’ end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us. In our third quarter of fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in sales of products that were used in mobile phones made by end-user customers located in China. If this shift of sales from North America to Asia continues, we believe that our long standing relationships with OEMs in Asia, especially China, could help us to benefit from this trend. However, a continued shift of sales from North America to Asia could also result in increased unpredictability of our sales because we tend to experience greater fluctuations in demand, often at a rapid pace, from end-user customers in Asia as compared to end-user customers in North America.

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

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future, especially if sales of mobile phones that use our products continue to shift from those made by end-user customers located in North America to those made by end-user customers located in Asia. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products, such as our CameraCubeChip products, which carry a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products could help to mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs and lower gross margins for us in fiscal 2013 when compared to the prior year. If we are unable to spread such added cost over larger unit sales or successfully negotiate lower prices with our suppliers, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.4	83.1	81.4	82.7
Gross margin	19.6	16.9	18.6	17.3

Operating expenses:
Research, development and related	8.8	6.5	7.8	8.1
Selling, general and administrative	5.1	4.3	4.9	5.1
Amortization of acquired patent portfolio	0.6	0.5	0.6	0.7
Total operating expenses	14.5	11.3	13.3	13.9

Income from operations	5.1	5.6	5.3	3.4
Equity in earnings of investee	0.2	0.2	0.3	0.3
Interest expense, net	(0.1)	(0.2)	(0.1)	(0.2)
Other income, net	6.8	—	2.2	0.1
Income before income taxes	12.0	5.6	7.7	3.6

Provision for income taxes	3.3	0.6	0.6	0.4
Net income	8.7%	5.0%	7.1%	3.2%

Three Months Ended January 31, 2014 as Compared to Three Months Ended January 31, 2013

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended January 31, 2014 decreased by 16.9% to $352.0 million from $423.5 million for the three months ended January 31, 2013. The decrease in revenues was primarily due to a 14.9% decrease in unit sales, driven by a decrease in unit shipment of our VGA and HD products. The decrease in unit sales was compounded by a 2.4% decrease in our ASPs, reflecting price erosions for our HD and our 2-megapixel and above products. The decrease in unit shipment of our VGA and HD products in the three months ended January 31, 2014, as compared to the three months ended January 31, 2013, was principally attributable to a decrease in unit shipments into the mobile phone market.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended January 31, 2014 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	January 31,
	2014	2013
OEMs and VARs	80.3%	85.2%
Distributors	19.7	14.8
Total	100.0%	100.0%

OEMs and VARs.  In the three months ended January 31, 2014, two OEM customers accounted for approximately 13.5% and 13.4% of our revenues, respectively. In the three months ended January 31, 2013, three OEM customers accounted for approximately 21.8%, 13.9% and 12.2% of our revenues, respectively. For the three months ended January 31, 2014 and 2013, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended January 31, 2014 was primarily attributable to changes in product volumes shipped to our key customers during this period.

Distributors.  In the three months ended January 31, 2014 and 2013, no distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,
	2014	2013
Domestic sales	0.3%	0.2%
Foreign sales	99.7	99.8
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended January 31, 2014 increased to 19.6% from 16.9% for the three months ended January 31, 2013. The year-over-year increase in gross margin reflected improvements in the cost structure of our OmniBSI-2 products. Our OmniBSI-2 products constitute a significant percentage of our total product shipments. The improvement in contribution margin from OmniBSI-2 products was partially offset by the unfavorable net effects on gross margin from the sale of previously written-down products and write-down of inventories. We experienced an increase in the write-down of inventories which totaled approximately $8.2 million during the three months ended January 31, 2014, as compared to $5.5 million in the similar prior year period. This was partially offset by an increase in the sales of previously written-down products in the three months ended January 31, 2014, which totaled $3.5 million, as compared to $1.4 million during the same period in the prior fiscal year. During the three months ended January 31, 2014, we recorded a one-time charge of approximately $2.7 million in “Cost of revenues,” related to a license agreement that we had entered into with the California Institute of Technology, or Caltech. We also recorded an offsetting one-time benefit of approximately $2.4 million in “Cost of revenues,” related to a cash payment received

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

from an end-user customer, who is a direct customer of one of our OEM customers. Such payment was made to compensate us for certain inventory exposures which arose from order cancellations by that end-user customer. We recorded approximately $1.0 million in stock-based compensation expense to cost of revenues during the three months ended January 31, 2014 and 2013, respectively.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for the three months ended January 31, 2014 increased to approximately $30.9 million from approximately $27.4 million for the three months ended January 31, 2013. As a percentage of revenues, research, development and related expenses for the three months ended January31, 2014 and 2013 represented 8.8% and 6.5%, respectively.

The increase in research, development and related expenses of approximately $3.6 million, or 13.0%, for the three months ended January 31, 2014 from the similar period in the prior year resulted from: a $2.2 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, a $0.8 million increase in non-recurring engineering expenses related to new product development, and a $0.6 million increase in stock-based compensation expense; partially offset by a $358,000 decrease in amortization of intangibles. We anticipate that research, development and related expenses for our fourth quarter of fiscal 2014 will remain comparable to our third quarter of fiscal 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for the three months ended January 31, 2014 decreased slightly to approximately $18.0 million from $18.2 million for the three months ended January 31, 2013. As a percentage of revenues, selling, general and administrative expenses represented 5.1% and 4.3% for the three months ended January 31, 2014 and 2013, respectively.

The decrease in selling, general and administrative expenses of approximately $193,000, or 1.1%, for the three months ended January 31, 2014 from the similar period in the prior year resulted primarily from: a $0.8 million decrease in miscellaneous consumption tax adjustments, a $399,000 decrease in commission expenses paid primarily to distributors and sales representatives, a $205,000 decrease in legal expenses related to patent defense, and a $128,000 decrease in outsourcing and other expenses; partially offset by a $0.7 million increase in salary and payroll-related expenses, a $463,000 increase in stock-based compensation expense, and a $191,000 increase in facilities and other expenses. We anticipate that our selling, general and administrative expenses for our fourth quarter of fiscal 2014 will remain comparable to our third quarter of fiscal 2014.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended January 31, 2014 and 2013.

Equity in Earnings of Investee

Equity in earnings of investee for the three months ended January 31, 2014 totaled $0.8 million, as compared to $0.9 million in the prior year. Equity in earnings of investee represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments. For the three months ended January 31, 2014, our share of WLCSP’s net income was based on our best estimates. See Note 1 —“Basis of Presentation” to our condensed consolidated financial statements.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, decreased to $466,000 in the three months ended January 31, 2014 from $0.7 million in the prior year period. The $249,000 decrease in interest expense, net, resulted from a $205,000 decrease in interest expense, and a $44,000 increase in interest income. The decrease in interest expense was attributable to the accretion of interest during the prior year period, on the purchase consideration payable to VisEra for the CameraCubeChip production operations that we acquired in October 2011.

Other Income, Net

Other income, net, for the three months ended January 31, 2014 was an income of $24.0 million, as compared to an expense of $5,000 in the prior year. Other income, net, for the three months ended January 31, 2014 included $14.1 million of change-in-interest gain associated with WLCSP’s initial public offering, when it issued 37.2 million new shares at a per share price that was higher than our per share carrying value, a $9.7 million gain from the sale of 5.1 million shares of WLCSP’s common stock that we owned, $353,000 of income associated with the leasing out of our office space in Shanghai, China, and a $320,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, partially offset by a $313,000 loss from foreign exchange. Other income, net, for the three months ended January 31, 2013 included a $321,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, partially offset by a $269,000 loss from foreign exchange and a $55,000 net expenditure associated with the leasing out of our office space.

Provision for Income Taxes

We generated approximately $42.3 million and $23.8 million in income before income taxes for the three months ended January 31, 2014 and 2013, respectively. We recorded provision for income taxes of approximately $11.7 million and $2.5 million for the three months ended January 31, 2014 and 2013, respectively, resulting in effective tax rates of 27.7% and 10.3% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended January 31, 2014, our overall estimation of the current fiscal year’s annual effective tax rate reflected the tax effect of the realized gain from the share sale during WLCSP’s IPO. For the three months ended January 31, 2014, the discrete adjustments to our provision for income taxes included the tax impact of the net change in outside basis difference in our investment in WLCSP, an unfavorable adjustment to prior year tax provision due to a change in estimate, and the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies. These unfavorable discrete adjustments were partially offset by the favorable impact from the foreign exchange gain associated with our unrecognized tax benefits and the tax benefit realized as a result of our employees’ dispositions of incentive stock awards.

We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of January 31, 2014, we anticipate that the balance of gross unrecognized tax benefits will decrease by $15.1 million due to the lapse of the applicable statutes of limitations in various foreign jurisdictions over the next 12 months.

Nine Months Ended January 31, 2014 as Compared to Nine Months Ended January 31, 2013

Revenues

Revenues for the nine months ended January 31, 2014 increased by 4.8% to approximately $1.12 billion from $1.07 billion for the nine months ended January 31, 2013. The increase in revenues was due to a 6.3% increase in our ASPs, reflecting a favorable shift in shipment mix towards our 2-megapixel and above products. This increase in ASPs was partially offset by a 1.1% decrease in unit sales. Our unit sales decrease was primarily attributable to decreases in

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

unit shipments of our VGA products, partially offset by unit sales increase in our HD and 2-megapixel and above products. The increase in unit sales for our HD and 2-megapixel and above products and a corresponding decrease in unit sales for our VGA products were driven by an increased adoption of higher resolution cameras in many mobile consumer applications.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors in the nine months ended January 31, 2014 and 2013:

	Nine Months Ended
	January 31,
	2014	2013
OEMs and VARs	82.1%	82.1%
Distributors	17.9	17.9
Total	100.0%	100.0%

OEMs and VARs.   In the nine months ended January 31, 2014, three OEM customers accounted for approximately 13.8%, 13.3% and 10.7% of our revenues, respectively. In the nine months ended January 31, 2013, three OEM customers accounted for approximately 18.5%, 12.3% and 10.7% of our revenues, respectively. For the nine months ended January 31, 2014 and 2013, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the nine months ended January 31, 2014, one distributor customer accounted for approximately 10.2% of our revenues. In the nine months ended January 31, 2013, one distributor customer accounted for approximately 10.9% of our revenues. For the nine months ended January 31, 2014 and 2013, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2014 and 2013:

	Nine Months Ended
	January 31,
	2014	2013
Domestic sales	0.3%	0.2%
Foreign sales	99.7	99.8
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the nine months ended January 31, 2014 increased to 18.6% from 17.3% for the nine months ended January 31, 2013. The year-over-year increase in gross margin reflected a reduction in the production cost of our OmniBSI-2 products, which constitute a significant percentage of our total product shipments. The incremental improvement in OmniBSI-2 production cost was partially offset by unfavorable net effects from the sale of previously written-down products and write-down of inventories. We had an increase in the write-down of inventories which totaled approximately $26.0 million during the nine months ended January 31, 2014, as compared to $16.9 million in the similar prior year period. The increase in the write-down of inventories for the nine months ended January 31, 2014

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

reflected a reduction in demand for certain products that we had designed specifically for the mobile phone market. In the nine months ended January 31, 2014, we also recorded a comparable amount of sales from previously written down products, which totaled $5.6 million, as compared to $5.5 million during the similar period in the prior fiscal year. We recorded approximately $3.0 million in stock-based compensation expense to cost of revenues during the nine months ended January 31, 2014 and 2013, respectively.

Research, Development and Related Expenses

Research, development and related expenses for the nine months ended January 31, 2014 increased to approximately $87.8 million from approximately $86.6 million for the nine months ended January 31, 2013. As a percentage of revenues, research, development and related expenses for the nine months ended January 31, 2014 and 2013 represented 7.8% and 8.1%, respectively.

The increase in research, development and related expenses of approximately $1.2 million, or 1.4%, for the nine months ended January 31, 2014 from the similar prior year period resulted primarily from: a $6.5 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, a $0.6 million increase in expenditures for design software tools, and a $0.5 million increase legal expenses primarily related to patent registration activities; partially offset by a $5.7 million decrease in non-recurring engineering expenses related to new product development, and a $0.7 million decrease in amortization of intangibles.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended January 31, 2014 decreased to approximately $54.7 million from $55.1 million for the nine months ended January 31, 2013. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2014 and 2013 represented 4.9% and 5.1%, respectively.

The decrease in selling, general and administrative expenses of approximately $396,000, or 0.7%, for the nine months ended January 31, 2014 from the similar period in the prior year resulted primarily from: a $1.3 million decrease in commission expenses paid primarily to distributors and sales representatives, a $1.1 million decrease in legal expenses related to patent defense, a $0.8 million decrease in miscellaneous consumption tax adjustments, a $475,000 decrease in allowances for doubtful accounts and a $311,000 decrease in facility and depreciation expenses; partially offset by a $2.9 million increase in salary and payroll related expenses, relating primarily to a headcount increase, and a $0.7 million increase in stock-based compensation expense.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain image sensor-related patents and patent applications from Kodak. Amortization of acquired patent portfolio totaled approximately $7.0 million for the nine months ended January 31, 2014 and 2013, respectively.

Equity in Earnings of Investee

Equity in earnings of investee for the nine months ended January 31, 2014 and 2013 totaled $3.3 million, respectively. Equity in earnings of investee for the nine months ended January 31, 2014 and 2013 represented our portion of the net income recorded by WLCSP and equity method investment adjustments.

Interest Expense, Net

Interest expense, net, for the nine months ended January 31, 2014 decreased to approximately $1.5 million from $2.2 million for the nine months ended January 31, 2013. The decrease in interest expense, net, for the nine months ended January 31, 2014 as compared to the corresponding period in the prior year was the result of a $0.7 million decrease in interest expense, primarily associated with the accretion of interest during the prior year period, on the purchase consideration payable to VisEra, partially offset by a $45,000 decrease in interest income.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Income, net

Other income, net, for the nine months ended January 31, 2014 totaled $25.2 million, as compared to an income of $311,000 in the prior year. Other income, net, for the nine months ended January 31, 2014 included $14.1 million of change-in-interest gain associated with WLCSP’s initial public offering, when it issued 37.2 million new shares at a per share price that was higher than our per share carrying value, a $9.7 million gain from the sale of 5.1 million shares of WLCSP’s common stock that we owned, a $2.0 million gain from the sale of our investment in Tong Hsing, $1.1 million of income associated with the leasing out of our office space in Shanghai, China, a $0.9 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, offset by a $2.0 million impairment charge for our investment in Phostek, Inc., or Phostek, and $0.8 million loss from foreign exchange. Other income, net, for the nine months ended January 31, 2013 included a $0.5 million gain on the interest rate swap agreement related to the mortgage loan on our Santa Clara Property and a $261,000 loss from foreign exchange.

Provision for Income Taxes

We generated approximately $86.7 million and $38.1 million in income before income taxes for the nine months ended January 31, 2014 and 2013, respectively. We recorded provision for income taxes of approximately $6.8 million and $4.1 million for the nine months ended January 31, 2014 and 2013, respectively, resulting in effective tax rates of 7.8% and 10.9% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the nine months ended January 31, 2014, our overall estimation of the current fiscal year’s annual effective tax rate reflected the tax effect of the realized gain from the share sale during WLCSP’s IPO. For the nine months ended January 31, 2014, the discrete adjustments to our provision for income taxes included the tax benefit associated with the reduction of unrecognized tax benefits due to the lapse of applicable statutes of limitations in certain foreign jurisdictions, the tax benefit from a reduction of unrecognized tax benefits related to Federal R&D Credit due to the issuance of the proposed regulations that clarify and expand the types of qualifying research and experimental expenditures that are eligible for Federal R&D Credit, the tax benefit realized as a result of our employees’ dispositions of incentive stock awards and the favorable impact from the foreign exchange gain associated with our unrecognized tax benefits. These favorable adjustments to our provision for income taxes for the nine months ended January 31, 2014 were partially offset by the tax impact of the net change in outside basis difference in our investment in WLCSP, the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies and unfavorable adjustments to prior year tax provision due to changes in estimates.

We are under tax examination in a foreign jurisdiction for the fiscal years ended April 30, 2004 through April 30, 2009. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of January 31, 2014, we anticipate that the balance of gross unrecognized tax benefits will decrease by $15.1 million due to the lapse of statutes of limitations in various foreign jurisdictions over the next 12 months.

Liquidity and Capital Resources

Our principal sources of liquidity as of January 31, 2014 consisted of cash, cash equivalents and short-term investments totaling $393.0 million.

Liquidity

Our working capital increased to $672.3 million as of January 31, 2014, as compared to $574.5 million as of April 30, 2013. Our working capital increased as a result of a $180.7 million increase in cash, cash equivalents and short-term investments primarily due to cash provided by operating activities; a $39.2 million decrease in accounts payable resulting from the reduction in inventory purchases; a $9.8 million increase in prepaid expenses and other current assets; and a $1.4 million decrease in income tax payable. These increases in working capital were partially offset by: a $88.2 million decrease in inventories due to a reduction in inventory purchases; a $31.8 million decrease in accounts receivable, net; a $8.5 million increase in accrued expenses and other current liabilities; and a $4.8 million increase in deferred revenues, less cost of revenues.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world. As of January 31, 2014, the amount of cash, cash equivalents and short-term investments held by foreign subsidiaries totaled approximately $166.2 million. In the event these funds from foreign subsidiaries are needed to fund operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

In March 2007, we purchased the Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan. As of January 31, 2014, the principal amount outstanding under the Mortgage Loan was $23.8 million.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of January 31, 2014, the principal amount outstanding under the Construction Loan was $12.3 million.

Cash Flows from Operating Activities

For the nine months ended January 31, 2014, net cash provided by operating activities totaled approximately $175.5 million as compared to net cash used in operating activities of approximately $69.4 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $79.9 million for the nine months ended January 31, 2014; adjustments for non-cash charges of $26.0 million in write-down of inventories, $25.9 million in stock-based compensation, $23.8 million in depreciation and amortization, a $23.8 million gain associated with WLCSP’s IPO, $17.9 million in gain on equity investments, net, and a $2.0 million gain from the sale of our investment in Tong Hsing; a $66.4 million decrease in inventories; a $31.8 million decrease in accounts receivable, net; a $8.1 million decrease in deferred income taxes; a $5.1 million increase in deferred revenues, less cost of revenues; and a $1.5 million decrease in prepaid expenses and other assets These increases were offset by: a $38.7 million decrease in accounts payable; a $8.6 million decrease in income taxes payable and a $1.6 million decrease in accrued expenses and other current liabilities. The $38.7 million decrease in accounts payable was caused by a reduction in inventory purchases. Our reduction in inventory purchases also caused the $66.4 million decrease in inventories.

For the nine months ended January 31, 2013, net cash used in operating activities totaled approximately $69.4 million. The principal components of the current year amount were: net income of approximately $34.0 million for the nine months ended January 31, 2013; adjustments for non-cash charges of $25.8 million in depreciation and amortization, $25.8 million in stock-based compensation, $16.9 million in write-down of inventories, $15.5 million in gain on equity investments, net, $5.0 million in tax effect from stock-based compensation, and $3.7 million in excess tax benefits from stock-based compensation; a $13.0 million decrease in prepaid expenses and other assets; and a $5.7 million increase in deferred revenues, less cost of revenues. These increases were offset by: a $100.5 million increase in inventories; a $64.1 million increase in accounts receivable, net; a $5.9 million decrease in accounts payable; a $3.2 million increase in prepaid and deferred income taxes; and a $2.3 million decrease in income taxes payable. The $100.5 million increase in inventories was primarily driven by the need to support the year-over-year increase in unit sales. The $64.1 million increase in accounts receivable, net was caused by the increased amount of revenues recorded during the three months ended January 31, 2013 as compared to the three months ended April 30, 2012.

Cash Flows from Investing Activities

For the nine months ended January 31, 2014, our net cash used in investing activities totaled $69.6 million, as compared to net cash used in investing activities of approximately $34.6 million for the corresponding period in the prior year, due to $127.0 million in purchases of short-term investments, and $13.1 million in purchases of property, plant and equipment, net of sales, partially offset by $64.3 million in net proceeds from sales or maturities of short-term investments and $6.2 million in proceeds from the sale of investment in Tong Hsing. For the nine months ended January 31, 2013, our net cash used in investing activities totaled $34.6 million, due to $264.4 million in purchases of short-term investments, $29.9 million in purchases of property, plant and equipment, net of sales, $10.3 million in purchases and deposits for intangible and other asset, and $9.0 million in payment for the acquisition of the

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

CameraCubeChip production operations from VisEra, partially offset by $279.1 million in net proceeds from sales or maturities of short-term investments.

Cash Flows from Financing Activities

For the nine months ended January 31, 2014, net cash provided by financing activities totaled approximately $12.8 million, as compared to net cash provided by financing activities of approximately $8.3 million for the corresponding period in the prior year, due to $13.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $3.3 million in excess tax benefits from stock-based compensation, partially offset by $3.7 million used to repay long-term borrowings. For the nine months ended January 31, 2013, net cash provided by financing activities totaled approximately $8.3 million, due to $7.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $3.7 million in excess tax benefits from stock-based compensation, partially offset by $3.0 million used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended July 31, 2013, we formed OmniVision Technologies (Wuhan) Co. Ltd., or OV-Wuhan, a wholly-owned subsidiary in Wuhan, China, to support our growing research and development efforts. OV-Wuhan had an initial registered capital requirement of $1.0 million, and we increased it to $3.5 million in January 2014. As of January 31, 2014, the Company contributed a total of $1.5 million, and is required to contribute the remaining $2.0 million by February 2016.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 31, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations and Commercial Commitments :
Operating leases	$16,510	$5,687	$8,194	$1,172	$1,457
Debt obligations(1)	36,076	3,830	10,117	22,129	—
Purchase obligations(2)	117,086	117,086	—	—	—
Total contractual obligations	169,672	126,603	18,311	23,301	1,457
Other Commercial Commitments:
Investment in OV-Wuhan(3)	2,000	2,000	—	—	—
Total commercial commitments	2,000	2,000	—	—	—
Total contractual obligations and commercial commitments	$171,672	$128,603	$18,311	$23,301	$1,457

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of January 31, 2014, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $23.8 million and $12.3 million, respectively. See

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

(3)         During the three months ended July 31, 2013, we formed OV-Wuhan to support our growing research and development efforts. OV-Wuhan had an initial registered capital requirement of $1.0 million, and we increased it to $3.5 million in January 2014. As of January 31, 2014, we contributed a total of $1.5 million, and are required to contribute the remaining $2.0 million by February 2016. See Note 13 — “Commitments and Contingencies” to our condensed consolidated financial statements.

As of January 31, 2014, the long-term income taxes payable, including estimated interest and penalties, was $83.6 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of January 31, 2014 presented above.

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

As of January 31, 2014, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three and nine months ended January 31, 2014 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of January 31, 2014, the principal amount outstanding under the Construction Loan was $12.3 million. As of January 31, 2014, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.2 million of additional remeasurement losses. As of January 31, 2014, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.2 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and nine months ended January 31, 2014.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted every September to the then current published rate. The interest rate under the Construction Loan was 5.9% at January 31, 2014. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until September 2014, any hypothetical 10% shifts in yield would not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three and nine months ended January 31, 2014.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended January 31, 2014, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Claim construction briefing has been submitted, and the parties await scheduling of a claim construction hearing. On January 22, 2014, TSMC filed a motion for summary judgment for noninfringement. TSMC’s motion for summary judgment is fully briefed. The company expects to vigorously defend ourselves against Ziptronix’s allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Securities Litigation

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

Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of our current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies Derivative Litigation, Case No. 1-12-CV-216875. On March 12, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in the Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of us. We are named solely as a nominal defendant against whom no recovery is sought. The proceedings in these derivative actions have been stayed by agreement pending the outcome of a future summary judgment motion in the Securities Case. We are currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Some of these OEMs, VARs and distributors are major producers of mobile phones, including smartphones, for some of the largest companies in the mobile phone industry and may rely upon one or more key end-user customers for a significant portion of their revenue. Any material delay, alteration, cancellation or reduction of purchase orders from or change in the purchasing patterns of one or more of our major customers or distributors, or their key end-user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for that quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end-user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, alteration, cancellation or reduction of purchase orders, a change in purchasing patterns or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end-user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end-user customers, and that are efficiently and successfully integrated into their products. In fiscal 2013, approximately 53.2% of our revenues came from sales to our top five customers. In addition, in the nine months ended January 31, 2014, approximately 56.0% of our revenues came from sales to our top five customers, including three OEM customers that accounted for approximately 13.8%, 13.3% and 10.7% of our revenues, respectively, and one distributor customer that accounted for approximately 10.2% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have generally declined over time as a result. Competition in our product markets is intense and as competition continues to intensify, we anticipate that these pricing pressures will increase. Although we experienced an increase in our ASPs for the nine months ended January 31, 2014 when compared to the similar prior year period, we expect that the ASPs for many of our products will continue to decline over time. If sales of mobile phones that use our products continue to shift from those made by end-user customers located in North America to those made by end-user customers located in Asia, similar to what we experienced in our third quarter of fiscal 2014, we anticipate that this trend will place additional pressure on the pricing of our products. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Historically, we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

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

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that have existed since fiscal 2009 have made it extremely challenging to accurately predict customer demand because demand has demonstrated increased volatility. Although we experienced increased customer demand and reported record revenues in fiscal 2013, there is no guarantee that customer demand will continue to increase or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third fiscal quarters of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user customers’ products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders.

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

•                  development of products that maintain technological advantages over the products of our competitors, including advantages with respect to the functionality and imaging pixel capability of our image-sensor products and our proprietary testing processes; and

•                  market acceptance of the new products, including our PureCel sensors.

Accomplishing all of these steps is difficult, time consuming and expensive. We may be unable to develop new products or product enhancements in time to capture market opportunities, satisfy the requirements and specifications of our customers, including their key end customers, or achieve significant or sustainable acceptance in new and existing markets. If our competitors develop new products or technologies on a more expedited basis than us or are successful in developing products that are accepted more rapidly and broadly by the market than our products, we could lose market share. Matching or surpassing technological advances that may be developed by our competitors could require an extended period of time. In addition, our products could become obsolete sooner than anticipated because of a rapid change in one or more of the technologies related to our products or the reduced life cycles of consumer products.

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2013 and the nine months ended January 31, 2014. In addition, in our third quarter of fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in

China. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

•                  longer payment cycles;

•                  the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

•                  decreased visibility as to future demand;

•                  difficulties in accounts receivable collections; and

•                  burdens of complying with a wide variety of foreign laws and labor practices.

Although we believe that our long standing relationships with OEMs in Asia, especially China, could assist us in sales trends favoring the Asian markets, sales driven by end-user customers in these markets could also create additional risks and challenges such as increased unpredictability of our sales because we tend to experience greater fluctuations in demand, often at a rapid pace, from end-user customers in Asia as compared to end-user customers in North America.

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

Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2013, macroeconomic conditions appeared to gradually improve and our annual sales also improved when compared to fiscal 2012. For the nine-month period ended January 31, 2014, our sales have continued to improve, especially when compared to the similar prior year period. However, for the three-month period ended January 31, 2014, we actually experienced a quarter-to-quarter decline in sales. Given the continuing uncertainties in current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $23.8 million as of January 31, 2014. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Condensed Consolidated Balance Sheets. We record its fair value change in our Condensed Consolidated Statements of Income, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

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

Our business strategy depends in large part on the continued growth of the various markets into which we sell our image-sensor products, including the markets for mobile phones, entertainment devices such as tablets, notebook and webcams, digital still and video cameras, commercial and security and surveillance applications, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been, and may continue to be, adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected, and may continue to negatively affect our business.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2014, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $69.7 million and our long-term investments totaled approximately $154.0 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash, cash equivalents and short-term investments, in total, has increased over the nine months ended January 31, 2014, primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over the next twelve months and foreseeable future, if we are unable to sell our OmniBSI-2 products or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As of January 31, 2014, we held cash and cash equivalents totaling $308.9 million, and short-term investments totaling $84.1 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of January 31, 2014, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

There are risks associated with our operations in China.

In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, primarily for the testing of our image-sensor products. In October 2008, we formed Shanghai OmniVision Semiconductor Technology Co. Ltd., or OST, for the purpose of expanding our testing capabilities. In October 2010, through OTC, we constructed research facilities in Shanghai. In April 2011, we also formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. Then in July 2013, we formed OmniVision Technologies (Wuhan) Co. Ltd. to support our growing research and development efforts. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax law is subject to legal and factual interpretation, judgment and uncertainty. Furthermore, tax laws themselves are subject to change. For example, the U.S. Congress may introduce tax reform proposals that will affect the taxation of foreign earnings. The Group of Twenty Finance Ministers and Central Bank Governors, or G-20, has also approved an action plan from the Organization for Economic Co-operation and Development to address perceived problems of corporate income tax avoidance through aggressive tax planning. Consequently, taxing authorities may impose tax assessments or judgments against us that could result in a significant charge to our earnings or otherwise negatively impact our financial results.

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

During fiscal 2013 and the nine months ended January 31, 2014, approximately 18.8% and 17.9%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through March 5, 2014, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.26 per share. The closing sales price of our common stock on March 5, 2014 was $17.69 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Dated: March 7, 2014

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 7, 2014

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