Form 10-K
period 2014-04-30
OMNIVISION TECHNOLOGIES INC
filed 2014-06-30
CIK 1106851

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 31, 2013, the last business day of Registrant's most recently completed second fiscal quarter, there were 55,613,484 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on October 31, 2013 was approximately $779.1 million. Shares of Registrant's common stock held by the Registrant's executive `officers and directors and by each entity that owns five percent or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of June 23, 2014, 56,510,879 shares of common stock of the Registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2014 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2014

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

        OmniVision, the OmniVision logo, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCubeChip, OmniBSI, OmniBSI+, OmniBSI-2, OmniGlass, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniPixel3-GS, OmniQSP, PureCel, SquareGA and ViV are trademarks of OmniVision Technologies, Inc. Wavefront Coded and Wavefront Coding are registered trademarks of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

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

        Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2014, macroeconomic conditions appeared to continue to improve, and our annual sales increased slightly when compared to fiscal 2013. However, for the second half of fiscal 2014, we actually experienced a decline in sales when compared to the similar prior year period. Given the continuing uncertainties in current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 4.8 billion image sensors, including approximately 861 million in fiscal 2014. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

        To increase and enhance our production capabilities, we work closely with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities at which our products can be produced. We also outsource some of our wafer fabrication needs to Powerchip Technology Corporation, or PTC. Our investments in VisEra and two other key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production and assembly operations, which we had previously outsourced to them.

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

        Many of the products using our image sensors, such as mobile phones, entertainment applications such as tablets, notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the macroeconomic uncertainties that have existed during the past several years, the seasonal cycle of our business has been less predictable. Beginning in fiscal 2013, our business started to recover and the seasonal cycle in our business became very pronounced. However, in fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. As a result, the seasonal sales pattern from fiscal 2013 did not recur in fiscal 2014.

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

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future, especially if sales of mobile phones that use our products continue to shift from those made by end-user customers located in North America to those made by end-user customers located in Asia. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products such as our CameraCubeChip products, which carry a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products could help to mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

        Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs for these products. Because we experienced increased sales of our OmniBSI-2 products in fiscal 2013 and 2014, and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2015, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. If we are unable to spread such added cost over larger unit sales or successfully negotiate lower prices with our suppliers, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

        Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to supply constraints, semiconductor companies were unable to meet the product demands of their customers and had to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges as we sought to meet our customers' demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cut back their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers' production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2015, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

  Technology and Product Lines

        CameraChip image sensors

        All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the imaging pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. This type of pixel architecture is referred to as the front side illumination, or FSI, architecture. Our FSI products that are currently in production are based primarily on the OmniPixel3-HS™ pixel architecture, which we introduced in February 2008. In April 2014, we introduced a new FSI pixel architecture, the OmniPixel3-GS™, which is a global shutter pixel architecture capable of capturing smear-free images.

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

        Since 2008, we have continued to refine our BSI technology. In February 2010, we announced our OmniBSI-2™ architecture which represents our second-generation BSI technology and enables us to design imaging pixels as small as 1.1 µm in dimension. In January 2012, we introduced new image sensors based on OmniBSI+™, our improved 1.4 µm OmniBSI architecture.

        In November 2013, we launched our PureCel™ image-sensor product line. Our PureCel sensors are based on advanced technology platforms and updated pixel array architectures and designs. Compared to our OmniBSI-2 based products, our PureCel products have increased unit area light sensitivity and lower power consumption.

        CameraCubeChip Technology

        In February 2009, we announced the introduction of our CameraCubeChip technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCubeChip devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCubeChip solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers. Although currently our customers primarily use our CameraCubeChip devices as secondary cameras in mobile handsets, going forward we anticipate that they will be used as the primary cameras in mobile handsets as well.

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

        In fiscal 2014, we incorporated our first display solution into our product portfolio, in the form of a LCOS chipset. It is based on continued development of technologies that we acquired from Aurora.

  New Products

        In June 2013, we introduced the OV8865, a 1/3.2-inch 8-megapixel CMOS image sensor based on our 1.4 µm OmniBSI-2 pixel architecture. The OV8865 can operate at 30 frames per second, or FPS, for high-speed photography. It is also capable of capturing 1080p high definition, or HD, video at 30 FPS or 720p HD video at 60 FPS with electronic image stabilization, or EIS, at 100 percent horizontal field of view, or FOV. The OV8865 is designed for mobile devices that require small package and low power consumption, including advanced smartphones and tablets.

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

        In November 2013, we also introduced the OV8858, a 1/4-inch 8-megapixel PureCel image sensor designed for the mainstream smartphone and tablet market. The OV8858 is equipped with VIV, which allows the OV8858 to stitch together images from the front- and rear-cameras, and send the combined image to the host ISP. The OV8858 is capable of recording 1080p HD video at 60 FPS, or 720p HD video at 90 FPS, each with EIS. The OV8858, when paired with our 2-megapixel sensors, can provide full resolution ViV snapshot images at 15 FPS and preview ViV video at 30 FPS.

        In January 2014, we introduced the OV9762, a high-performance 1.3 megapixel CameraChip sensor designed specifically for front-facing camera applications in smartphones and tablets. The OV9762 is based on our 1.87 µm OmniBSI 2 pixel architecture, and can record 1.3 megapixel video at 30 FPS or 720p HD video at 30 FPS with EIS.

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

        In April 2014, we introduced the OV6211, our first product based on the OmniPixel-3GS global shutter pixel architecture. The OV6211 is a 1/10.5-inch image sensor with a 400×400 pixel resolution, designed for a wide range of consumer applications that require functions such as gesture recognition, eye tracking, depth and motion detection, and biometrics. The OV6211 is capable of capturing full resolution video at 120 FPS and smear-free black-and-white image capture.

        In April 2014, we also introduced two image sensors designed specifically for high-end security and surveillance applications. The first image sensor, the OV5658, is a 1/3.2-inch 5-megapixel sensor based on our 1.75-µm OmniBSI+ pixel architecture. The OV5658 is capable of capturing full-resolution 5-megapixel video at 30 FPS, and 1080p or 720p HD video at 60 FPS, or at 30 FPS with extra pixels for EIS. The second image sensor, the OV10823, is a 1/2.6-inch 10.5-megapixel sensor based on our 1.4-µm OmniBSI-2 pixel architecture. The OV10823 can record full-resolution 10.5-megapixel video at 30 FPS and 4K2K at 30 FPS. It also supports 720p HD video with up to 3× zoom with no moving lens.

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

        In June 2011, we entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. We introduced the CameraCubeChip imaging devices near the end of fiscal 2009, and we had been outsourcing the production to VisEra. With the acquisition, we enhanced our CameraCubeChip production capabilities. See Note 5—"Long-Term Investments," and Note 17—"Related Party Transactions" to our consolidated financial statements.

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

        Most conventional CMOS image sensors operate on FSI technology, in which the image sensor captures light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the pixel. Currently, the most advanced CMOS image sensors operate on the BSI technology in which, as its name implies, the image sensor captures light on the back side of the chip. The advantages of BSI technology over conventional FSI technology are discussed in more detail under the sub-heading "Technology and Product Lines" on page 8 above.

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

  Market Opportunity

        Demand for CMOS image sensors for use in mobile phones continued to account for a substantial portion of our revenue in fiscal 2014. Other applications and markets that we are currently serving or that are developing include embedded applications for entertainment devices such as tablets, notebooks and webcams, security and surveillance, DSCs, and automotive and medical applications. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.

Customers

        We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. Often times, contract manufacturers and distributors serve multiple end-user customers in the consumer device markets, and end-user customers also engage multiple contract manufacturers and distributors. During fiscal 2014, we shipped approximately 861 million image sensors, an increase of 0.7% from approximately 855 million image sensors in fiscal 2013.

        In fiscal 2014, we derived approximately 81.2% of our revenues from sales to OEMs and VARs and approximately 18.8% of our revenues from sales through distributors. The two OEM customers that accounted for 10% or more of our revenues in fiscal 2014 were Foxconn Technology Group and Cowell Electronics Co., Ltd., which accounted for approximately 13.8% and 12.5% of our revenues, respectively. The one distributor that accounted for 10% or more of our revenues in fiscal 2014 was World Peace Industrial Group, which accounted for approximately 11.0% of our revenues. No other OEM, VAR or distributor accounted for 10.0% or more of our fiscal 2014 revenues.

Sales and Marketing

        We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2014, our sales and marketing organization had a total of 187 full-time employees. We also had 11 independent distributors, 9 of which are located outside the United States.

        Sales outside of the United States represented approximately 93.1%, 99.7% and 99.7% of our revenues in fiscal 2012, 2013 and 2014, respectively. We expect that sales outside of the United States will continue to account for a very large proportion of our revenues. We use distributors outside the United States principally to facilitate the logistics of the transactions in question and provide credit to end-user customers. These distributors also assume responsibility for collections, product returns and customer support. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our imaging solutions.

Research and Development

        We have designed the internal structure of our CMOS CameraChip and CameraCubeChip image sensors in a modular fashion. The major functions, such as image capture, image sensor control logic,

color processing, analog output, digital output and programming control, are stand-alone circuits that we can rapidly modify for use in new product developments. We design circuit improvements so that we can transfer them readily to other CameraChip image sensor products to help reduce total development time and cost for new products. Our CameraCubeChip imaging devices also include integrated wafer-level optics. We developed our wafer-level optical technology with scalability and manufacturability in mind, enabling us to introduce a larger portfolio of CameraCubeChip products in the future. As of April 30, 2014, we had a total of 679 full-time employees engaged in research and development. Research, development and related expenses for fiscal 2012, 2013 and 2014 were approximately $110.7 million, $113.2 million and $119.2 million, respectively.

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip and CameraCubeChip image sensors. As of April 30, 2014, we have been issued 655 United States patents which expire between August 2014 and July 2033. We have also received 982 foreign patents which expire between January 2015 and January 2032. As of April 30, 2014, we have 251 additional United States patent applications pending, of which 28 have been allowed, and we have 866 foreign patent applications pending, of which 33 have been allowed.

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

Manufacturing

  Wafer Fabrication

        Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We primarily outsource our wafer manufacturing for image sensors to TSMC. We also outsource to PTC.

  Color Filter Application

        The majority of our fiscal 2014 image sensor sales were color image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixels in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel. We outsource these manufacturing steps primarily to VisEra.

  Wafer Probe Testing

        After wafer fabrication, color filter application, if required, and micro-lens application, wafers are designated for either unpackaged or packaged deliveries. For unpackaged deliveries, referred to as chip-on-board, or COB, the wafers are tested using a process called wafer probe testing. The process identifies the good die on each wafer. We outsource wafer probe testing primarily to King Yuan Electronics Co., Ltd. and Tong Hsing Electronic Industries, Ltd., or Tong Hsing. We then rely on Tong

Hsing to prepare the good die as identified during the wafer probe testing for final delivery in a format referred to as reconstructed wafers.

  Packaging

        We support various packaging methods that are widely used for optical image sensor chips. In the case of chip scale packaged, or CSP, products, the wafers are packaged and then diced into chips. These packages have a glass lid to allow light to pass through to the image sensor array. We rely primarily on XinTec, Inc., or XinTec, an investee company, for our CSP products. We also use China WLCSP Limited, or WLCSP, another investee company, for certain of our CSP products. For other plastic and ceramic packaged products, the wafers are diced first and then packaged. We rely primarily on Lingsen Precision Industries Co., Ltd., or Lingsen, and Tong Hsing for such packaging services.

        See Note 5—"Long-Term Investments" to our consolidated financial statements for a further description of our relationships with XinTec and WLCSP.

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

Backlog

        Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2013 and 2014, our backlog was approximately $340.3 million and $343.2 million, respectively. The increase in our backlog reflects, in part, an increase in product demand. Our current backlog is subject to cancellation or changes in delivery schedules, and may not necessarily be an indication of future revenue.

Employees

        As of April 30, 2014, we had a total of 2,008 full-time employees, 431 located in the United States, and 1,577 in China, Germany, India, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any material work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

        For information about revenues and long-lived assets by geographic region/country, see Note 15—"Segment and Geographic Information" in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Executive Officers of the Registrant

        The following persons are our executive officers as of the filing date of this report:

Name	Age	Position
Shaw Hong	76	Chief Executive Officer and Director
Raymond Wu	59	President
Anson Chan	45	Vice President of Finance and Chief Financial Officer
Y. Vicky Chou	51	Senior Vice President of Global Management and General Counsel
Ray Cisneros	51	Senior Vice President of Worldwide Sales and Sales Operations
John Li	46	Vice President of System Technologies
Howard Rhodes	65	Chief Technical Officer
Henry Yang	49	Chief Operating Officer and Director
Zille Hasnain	59	Vice President of Quality and Reliability

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

        A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Some of these OEMs, VARs and distributors are major producers of mobile phones,

including smartphones, for some of the largest companies in the mobile phone industry and may rely upon one or more key end-user customers for a significant portion of their revenue. Any material delay, alteration, cancellation or reduction of purchase orders from or change in the purchasing patterns of one or more of our major customers or distributors, or their key end-user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for that quarter. In addition, if we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end-user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, alteration, cancellation or reduction of purchase orders, a change in purchasing patterns or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers', including their key end-user customers', demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end-user customers, and that are efficiently and successfully integrated into their products. In fiscal 2013 and 2014, approximately 57.7% and 55.1%, respectively, of our revenues came from sales to our top five customers. In addition, in fiscal 2014, two OEM customers accounted for approximately 26.3% of our revenues, and one distributor customer accounted for approximately 11.0% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

        Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2013 and 2014. In addition, during the second half of fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenues in future periods. Dependence on sales to foreign customers involves certain risks, including:

  •
  increased price competition, in particular in the China market;

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

        A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we had to request our suppliers to install new equipment and tooling, which increased the production costs for these new products. Because we experienced increased sales of our OmniBSI-2 products in fiscal 2013 and 2014, and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2015, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. If we are unable to sufficiently increase our ASPs to offset these higher production costs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

  Reductions in our average selling prices may lower our revenues and, as a result, may reduce our gross margins.

        We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have generally declined over time as a result. Competition in our product markets is intense and as competition continues to intensify, we anticipate that these pricing pressures will increase. Consequently, we expect that the ASPs for many of our products will continue to decline over time. If sales of mobile phones that use our products continue to shift from those made by end-user customers located in North America to those made by end-user customers located in Asia, similar to what we experienced in our third quarter of fiscal 2014, we anticipate that this trend will place additional pressure on the pricing of our products. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Historically, we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

  Sales of our image-sensor products for mobile phones, including smartphones, account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

        Sales to the mobile phone market, including smartphones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 59% and 61% of our revenues in fiscal 2013 and 2014, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2015 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 54% of the annual unit sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, such as the cutback we experienced in our second quarter of fiscal 2012, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to correctly forecast customer demand and timely deliver products at competitive prices, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in our target markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

        Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that have existed since fiscal 2009 have made it extremely challenging to accurately predict customer demand because demand has demonstrated increased volatility. Although we reported record revenues in fiscal 2014, there is no guarantee that customer demand will continue to increase or that it will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third fiscal quarters of 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user customers' products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could suffer from shortages of certain products and, if we underestimate market demand, we face the risk of being unable to fulfill customer orders.

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

        Unlike some of our larger competitors, we do not own or operate a semiconductor fabrication facility. Instead, we rely on TSMC, PTC, and other subcontract foundries to produce all of our wafers. Historically, we have relied on TSMC to provide us with a substantial majority of our wafers. As a part of our joint venture agreement with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

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

        We rely on VisEra for the color filter application of our completed wafers. In addition, we rely on Lingsen and Tong Hsing for substantially all of our ceramic chip packages. We rely on XinTec and WLCSP, both being investee companies, for CSP packaging, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in COB packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers' ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

        Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2014, macroeconomic conditions appeared to continue to improve, and our annual sales increased slightly when compared to fiscal 2013. However, for the second half of fiscal 2014, we actually experienced a decline in sales when compared to the similar prior year period. Given the continuing uncertainties in current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

  •
  our gain or loss of a large customer or cutbacks in orders from such customers;

  •
  the timing and size of orders from our customers;

  •
  the volume and mix of our product sales;

  •
  competitive pricing pressures and ASPs, in particular in the China market;

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

  Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

        We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $23.7 million as of April 30, 2014. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record its fair value change in our Consolidated Statements of Income, in "Other income (expense), net." The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

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

        In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, primarily for the testing of our image-sensor products. In October 2008, we formed Shanghai OmniVision Semiconductor Technology Co. Ltd., or OST, for the purpose of expanding our testing capabilities. In October 2010, through our wholly-owned subsidiary OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we constructed research facilities in Shanghai. In April 2011, we also formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. Then in July 2013, we formed Omni Vision Technologies (Wuhan) Co, Ltd, or OV-Wuhan, to support our growing research and development efforts. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

        We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2014, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $66.2 million and our long-term investments totaled approximately $154.4 million.

  If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

        Our cash, cash equivalents and short-term investments, in total, has increased in fiscal 2014 primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and foreseeable future, if we are unable to sell our inventories or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

        We are subject to corporate governance laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, that impose certain requirements on us and on our officers, directors, attorneys and independent registered public accounting firm. In order to comply with these rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.

  We hold a significant amount of marketable securities which are subject to general market risks over which we have no control.

        As of April 30, 2014, we held cash and cash equivalents totaling $298.0 million, and short-term investments totaling $153.0 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of April 30, 2014, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

        We expect to develop our business partly through forming alliances or joint ventures with and making strategic investments in other companies, some of which may be companies at a relatively early stage of development. For example, we have made an investment in XinTec, a company that provides CSP packaging services, and WLCSP, a company that also provides chip scale packaging services.

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

        As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax law is subject to legal and factual interpretation, judgment and uncertainty,. Furthermore, tax laws themselves are subject to change. For example, the U.S Congress may introduce tax reform proposals that will affect the taxation of foreign earnings. The Group of Twenty Finance Ministers and Central Bank Governors, or G-20, has also approved an action plan from the Organization for Economic Co-operation and Development to address perceived problems of corporate income tax avoidance through aggressive tax planning. Consequently, taxing authorities may impose tax assessments or judgments against us that could result in a significant charge to our earnings or otherwise negatively impact our financial results.

        A number of other factors will also affect our future tax rate, and some of these factors could increase our effective tax rate in future periods, which could adversely impact our operating results. These factors include changes in non-deductible stock-based compensation, changes in tax laws or the interpretation of tax laws, changes in the proportion and geographic mix of our revenue or earnings, changes in the valuation of our deferred tax assets and liabilities, changes in available tax credits, the resolution of issues arising from tax audits, including the ongoing tax examination we are currently under in a foreign jurisdiction starting from the fiscal year ended April 30, 2004, and the repatriation of non-U.S. earnings for which we have not previously provided U.S. taxes.

        We continually review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise.

  Tax benefits that we receive may be terminated or revoked in the future and, as a result, may harm our results of operations.

        In fiscal 2013, we obtained a partial tax holiday from the Singapore Economic Development Board, an agency of the Government of Singapore, This partial tax holiday allows for reduced rates of Singapore income tax on certain classes of income generated from our business operations in Singapore from September 1, 2012 through August 31, 2022. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be taxed at the reduced rates of Singapore income tax. For fiscal 2014, the effect of the Singapore partial tax holiday, in the aggregate, was reducing the overall provision for income taxes from what it otherwise would have been by $22.6 million, thus increasing diluted net income per share by $0.40.

        In order to retain these tax benefits in Singapore, we must meet several requirements as to capital and business spending, headcount and activities. If we fail to meet these requirements or if the Singapore government enacts changes to existing tax laws or regulations, the tax benefits that we have received may be terminated, revoked, or reduced, which could adversely affect our results of operations.

  Our sales through distributors increase the complexity of our business and may reduce our ability to forecast revenues.

        During fiscal 2013 and fiscal 2014, approximately 18.8% and 18.8%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

  New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

        As a public company, we are subject to new requirements under the Dodd-Frank Act of 2010 that require us to exercise due diligence, disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

Risks Related to the Securities Markets and Ownership of Our Common Stock

  Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control that may prevent our stockholders from selling our common stock at a profit.

        The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through June 23, 2014, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.18 per share. The closing sales price of our common stock on June 23, 2014 was $23.38 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices are located in a complex of four buildings in Santa Clara County, California, or our Santa Clara Property, totaling approximately 207,000 square feet, which we purchased for an aggregate price of approximately $37.5 million in March 2007. In connection with the purchase of our Santa Clara Property, we have also obtained a mortgage loan from a domestic bank, in the principal amount of approximately $27.9 million. (See Note 7—"Borrowing Arrangements and Related Derivative Instruments".)

        In January 2007, we entered into a land-use-right agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai through OTC. Under the terms of the agreement, we paid an aggregate amount of approximately $0.6 million in exchange for the right to use approximately 323,000 square feet of land located in Shanghai for a period of 50 years, starting from December 31, 2006. We also obtained a fixed asset loan in the principal amount of approximately $20.5 million, based on the exchange rate in effect at the time of the loan origination, to finance the construction of a research facility on site. (See Note 7—"Borrowing Arrangements and Related Derivative Instruments".)

        In December 2000, we entered into a land-use-right agreement with the Shanghai SongJiang Housing and Land Administration Bureau through OSC. Under the terms of the agreement, we paid an aggregate amount of approximately $0.8 million in exchange for the right to use approximately 447,400 square feet of land located in Shanghai, China. Since then, we have built facilities on site for the testing and fabrication of our various products. The land-use right will expire in December 2051.

        In July 2011, we entered into a land-use-right agreement with the Shanghai Song Jiang District Zoning and Land Administration Bureau through OST. Under the terms of the agreement, we paid an aggregate amount of approximately $1.0 million in exchange for the right to use approximately 113,175 square feet of land located in Shanghai for a period of 50 years, starting from August 19, 2011.

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

        Claim construction briefing has been submitted, and the parties await scheduling of a claim construction hearing. On January 22, 2014, TSMC filed a motion for summary judgment of noninfringement, TSMC's motion for summary judgment is fully briefed. We expect to vigorously defend ourselves against Ziptronix's allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

	High	Low
Fiscal 2014:
First quarter	$20.22	$13.05
Second quarter	18.41	13.75
Third quarter	17.20	13.75
Fourth quarter	19.91	14.22
Fiscal 2013:
First quarter	$18.20	$12.06
Second quarter	16.95	13.71
Third quarter	15.89	13.12
Fourth quarter	16.25	12.39

        On June 23, 2014, the reported last sale price of our common stock on the NASDAQ Global Market was $23.38 per share. As of June 23, 2014, there were approximately 43 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of June 23, 2014 was approximately 20,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not repurchase any shares of our common stock in the fourth quarter of fiscal 2014.

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

        The following is a line graph comparing the cumulative total return to stockholders of our common stock at April 30, 2014 since April 30, 2009, to the cumulative total return over such period of (i) The NASDAQ Composite Index and (ii) the S&P Semiconductors Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among OmniVision Technologies, Inc., the NASDAQ Composite Index,
and the S&P Semiconductors Index

    *$100 invested on 4/30/09 in stock or index, including reinvestment of dividends. Fiscal year ending April 30.

	4/09	4/10	4/11	4/12	4/13	4/14
OmniVision Technologies, Inc.	100.00	184.62	353.21	193.69	141.01	205.36
NASDAQ Composite	100.00	144.71	171.15	184.61	198.57	249.28
S&P Semiconductors	100.00	149.24	175.53	181.99	177.16	221.78

*
Assumes that $100.00 was invested on April 30, 2009 in our common stock and in the NASDAQ Composite Index and the S&P Semiconductor Index, and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended April 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations data:
Revenues	$1,453,929	$1,407,929	$897,730	$956,476	$602,991
Cost of revenues	1,178,207	1,163,815	649,719	678,459	457,646

Gross profit	275,722	244,114	248,011	278,017	145,345

Operating expenses:
Research, development and related	119,248	113,194	110,730	88,519	77,311
Selling, general and administrative	73,292	72,958	63,883	62,817	61,549
Amortization of acquired patent portfolio	9,286	9,286	9,286	774	—

Total operating expenses	201,826	195,438	183,899	152,110	138,860

Income from operations	73,896	48,676	64,112	125,907	6,485
Benefit from acquisition of production operations from VisEra(1)	3,057	—	8,626	—	—
Equity in earnings of investee	4,009	3,832	3,066	2,836	3,334
Interest expense, net	(2,029)	(2,700)	(2,106)	(1,150)	(774)
Other income (expense), net(2)	25,996	356	(1,050)	1,114	1,562

Income before income taxes	104,929	50,164	72,648	128,707	10,607
Provision for income taxes	9,932	7,262	6,799	4,225	3,883

Net income	$94,997	$42,902	$65,849	$124,482	$6,724

Net income per share:
Basic	$1.71	$0.80	$1.16	$2.25	$0.13

Diluted	$1.70	$0.80	$1.13	$2.11	$0.13

Shares used in computing net income per share:
Basic	55,537	53,529	56,666	55,324	51,080

Diluted	56,043	53,671	58,233	59,106	52,689

	April 30,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$297,952	$190,171	$290,492	$379,379	$234,023
Working capital	700,029	574,476	533,241	582,052	433,262
Total assets	1,323,075	1,227,014	1,102,957	1,034,158	797,693
Total current liabilities	205,872	250,701	209,524	148,919	119,940
Long-term income taxes payable	86,498	90,777	88,159	87,526	90,626
Non-current portion of long-term debt	32,030	35,709	39,337	41,916	45,428
Retained earnings	598,483	503,486	460,584	394,735	270,253
Total stockholders' equity	$986,857	$845,209	$760,879	$751,325	$533,582

(1)
In October 2011, we acquired from VisEra its CameraCubeChip production operations. The purchase consideration was $42.9 million in cash. VisEra recorded the difference between the cash consideration and the carrying values of the machinery and equipment sold to us as a gain from the sale of the CameraCubeChip production operations' controlling interest. As we account for our investment in VisEra under the equity method, we recorded in October 2011 a one-time benefit of $8.6 million in "Benefit from acquisition of production operations from VisEra," representing our portion of the net amount of gain recorded by VisEra. In April 2014, we agreed with VisEra to reduce the final $9.0 million of cash consideration to $4.5 million. Consequently, we recorded a $3.1 million post-acquisition gain in "Benefit from acquisition of production operations from VisEra."

(2)
In January 2014, the China Securities Regulatory Commission approved the initial public offering ("IPO") of WLCSP. As part of the IPO, WLCSP issued 37.2 million new shares at a per share price of $3.14. The issuance price of $3.14 for the new shares was higher than our average per share carrying value for WLCSP. Consequently, we recognized a non-cash change-in-interest gain of approximately $14.1 million. We also participated in the IPO as selling shareholder and sold 5.1 million shares, realizing a gain of approximately $9.7 million. The change-in interest gain and the realized gain from share sale, totaling approximately $23.8 million, was recorded in "Other income (expense), net."

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

        Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. In fiscal 2014, macroeconomic conditions appeared to continue to improve, and our annual sales increased slightly when compared to fiscal 2013. However, for the second half of fiscal 2014, we actually experienced a decline in sales when compared to the similar prior year period. Given the continuing uncertainties in current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 4.8 billion image sensors, including approximately 861 million in fiscal 2014. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

        We outsource the wafer fabrication and packaging of our image-sensor products to third parties. We outsource the color filter and micro-lens phases of production to VisEra, our joint venture with the TSMC. This approach allows us to focus our resources on the design, development, marketing and testing of our products and to significantly reduce our capital requirements.

        To increase and enhance our production capabilities, we work closely with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities at which our products can be produced. We also outsource some of our wafer fabrication needs to PTC. Our investments in VisEra and two other key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors in the various formats required by our customers. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production and assembly operations, which we had previously outsourced to them.

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

        Many of the products using our image sensors, such as mobile phones, entertainment applications such as tablets notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. Due to the macroeconomic uncertainties that have existed during the past several years, the seasonal cycle of our business has been less predictable. Beginning in fiscal 2013, our business started to recover and the seasonal cycle in our business became

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

very pronounced. However, in fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. As a result, the seasonal sales pattern from fiscal 2013 did not recur in fiscal 2014. Given the current economic environment, we remain cautious toward our near-term business prospects and the return of the historical seasonal cycle of our business.

        We anticipate that sales of our products used in mobile phones made by end-user customers located in China will be a primary contributor to our revenues in fiscal 2015. However, we recognize that the China market is highly volatile, extremely competitive and has intense pricing pressures. While we believe that the market opportunities represented by mobile phones and entertainment applications such as tablets remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery or the volatility, competition and pricing pressure that exist in the markets in which we operate.

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

        In addition, from time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. While these efforts have rarely had any long-term success, the new entrants do sometimes manage to gain market share in the short-term by pricing their products significantly below current market levels which may put additional downward pressure on the prices we can obtain for our products.

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future, especially if sales of mobile phones that use our products continue to shift from those made by end-user customers located in North America to those made by end-user customers located in Asia. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products such as our

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

CameraCubeChip products, which carry a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products could help to mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

        Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs for these products. Because we experienced increased sales of our OmniBSI-2 products in fiscal 2013 and 2014, and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2015, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. If we are unable to spread such added cost over larger unit sales, successfully negotiate lower prices with our suppliers, or improve our gross margin through better product mix, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

        Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. In fiscal 2011, the entire semiconductor industry, including us, experienced supply constraints. Due to supply constraints, semiconductor companies were unable to meet the product demands of their customers and had to take certain actions such as allocating available products among their customers or, in some cases, increasing the prices of their products. This resulted in harm to customer relations, the loss of sales to customers and, in some cases, the loss of future business with those customers. We faced these same challenges as we sought to meet our customers' demand for our products. Despite these challenges, through careful strategic planning relating to our products and the technologies that we delivered to market, we were able to achieve revenue growth and unit growth. If supply constraints were to happen again and we were unable to manage our products appropriately, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cutback their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel-3HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we significantly increased our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. Since our production capacity ramp is slower than our customers' production ramp schedule, we must build inventory to ensure we can meet our obligations to customers. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2015, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

        For example, in May 2008, we announced our OmniBSI architecture, which is the enabling technology behind our current 1.4 µm pixel. In February 2010, we announced our OmniBSI-2 architecture, which forms the basis of our even smaller and more advanced 1.1 µm pixel. In November 2013, we launched our PureCel sensors, which, when compared to our OmniBSI-2 products, offer increased unit area light sensitivity and lower power consumption. In fact, ever since the announcement of our first BSI technology in May 2008, our BSI-based product portfolio has grown tremendously. We believe our continued effort in the development of BSI technology has given us the ability to design image sensors with better sensitivity and greater functionality. Our BSI products also contribute to the reduction of camera module heights, facilitating the miniaturization of camera modules in many consumer applications.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        Our commitment to maintaining our technology leadership is also reflected in our acquisition of a CMOS sensor patent portfolio from Kodak in March 2011. We effectively doubled the size of our patent portfolio from 842 in fiscal 2010 to 1,861 in fiscal 2011. Since then, our patent portfolio has continued to increase in size. As of April 30, 2014, we have been issued 655 United States patents and 982 foreign patents. As of April 30, 2014, we have 251 additional United States patent applications pending, of which 28 have been allowed, and we have 866 foreign patent applications pending, of which 33 have been allowed.

        Leverage Expertise Across Multiple Mass-Market Applications.    We intend to continue to focus on developing our image sensors for multiple mass-market applications. To date we have shipped more than 4.8 billion image sensors. As the demand for camera functionality increases in our principal markets and becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain of our target markets to expand into emerging mass-market applications for our image sensors. For example, we used the expertise we developed in mobile phone markets to develop image sensors for notebook computers. Other markets and applications we are focusing on include security and surveillance, entertainment devices, and the multiple opportunities in automotive and medical applications.

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

  Capital Resources

        As of April 30, 2014, we held approximately $298.0 million in cash and cash equivalents and approximately $153.0 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of "A" or better and money market funds. We do not believe that the value of our cash and short-term investments will be significantly affected by current instability in the global financial markets.

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

  Allowance for Doubtful Accounts

        We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide allowances for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectability and may require additional allowances, which would negatively impact our operating results. Our allowance for doubtful accounts represented approximately 0.6% and 0.5%of total accounts receivable as of April 30, 2014 and 2013, respectively.

  Allowance for Sales Returns and Warranties

        Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate our allowance for sales returns, we analyze potential customer-specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net revenues. Because the allowance for sales returns is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with each product's specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance in fiscal 2014 was approximately 0.2% of revenues, and the allowance was approximately 1.8% of total accounts receivable at April 30, 2014.

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

        We evaluate the Black-Scholes assumptions that we use to value our awards on a quarterly basis. With respect to the forfeiture rate, we will revise the rate, if necessary, in subsequent periods if actual forfeitures differ from our estimates. If factors change and we employ different assumptions, stock-

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

based compensation expense related to future stock-based payments may differ significantly from estimates recorded in prior periods.

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

        In September 2007, our stockholders approved the 2007 Equity Incentive Plan, or the 2007 Plan. See Note 13—"Employee Stock Purchase, Equity Incentive and Stock Option Plans" to our consolidated financial statements. The 2007 Plan, as amended, allows the grant of, among other things, performance share awards to employees. Under the authoritative guidance for stock-based compensation, when we record the stock-based compensation expense for such awards that carry performance contingencies, we have to estimate the probable outcome at the end of the performance period. Furthermore, we have to adjust the cumulative compensation expense recorded when probable outcome for the performance-based shares is subsequently updated for changes in facts and circumstances.

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

        As of April 30, 2014, the fair value of our financial instruments measured at fair value on a recurring basis included $255.8 million of assets, and $3.0 million of liabilities. Of the $255.8 million of assets, $57.2 million were classified as Level 1, which included investments in money market funds. The remaining $198.6 million of investments were classified as Level 2, representing investments in debt securities issued by the U.S. government and its agencies, and other corporate securities. The $3.0 million of liabilities were classified as Level 2, and consisted of an interest rate swap that we entered into in conjunction with a mortgage loan. The fair value of the interest rate swap included the effect of our credit risk. We did not classify any financial instruments as Level 3 under the fair value hierarchy.

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

        We also have to assess the likelihood that we will be able to realize our deferred tax assets. If realization is not likely, we are required to increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate we will not ultimately realize. We believe that we will ultimately realize a majority of the deferred tax assets recorded on our Consolidated Balance Sheets. However, should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determined that it is more-likely-than-not that the benefit of our deferred tax assets will not be realized.

        As of April 30, 2014, we have recorded a valuation allowance of $17.3 million primarily to offset California research and development tax credit carryovers. We believe that it is more-likely-than-not that we will not realize these carryovers. In the future, if the credit is utilized and the valuation

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the period such event occurs.

        For fiscal 2014, 2013 and 2012, our income tax provision reflected effective tax rates of 9.5%, 14.5% and 9.4%, respectively. These rates are less than the combined U.S. federal and state statutory rate of approximately 40% principally because we earn a significant portion of our profits in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate.

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

	Year Ended April 30,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	81.0	82.7	72.4

Gross margin	19.0	17.3	27.6

Operating expenses:
Research, development and related	8.2	8.0	12.3
Selling, general and administrative	5.0	5.2	7.2
Amortization of acquired patent portfolio	0.7	0.6	1.0

Total operating expenses	13.9	13.8	20.5

Income from operations	5.1	3.5	7.1
Benefit from acquisition of production operations from VisEra	0.2	—	1.0
Equity in earnings of investee	0.3	0.3	0.3
Interest expense, net	(0.2)	(0.2)	(0.2)
Other income (expense), net	1.8	—	(0.1)

Income before income taxes	7.2	3.6	8.1
Provision for income taxes	0.7	0.5	0.8

Net income	6.5%	3.1%	7.3%

Revenues

        We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive and medical products. Revenues increased by 3.3% to $1.5 billion in fiscal 2014 from $1.4 billion in fiscal 2013. Revenues increased by 56.8% to $1.4 billion in fiscal 2013 from $897.7 million in fiscal 2012.

  Comparison of Fiscal 2014 and Fiscal 2013

        The increase in revenues in fiscal 2014 when compared to fiscal 2013 was primarily due to a 0.7% increase in unit sales of our image-sensor products, reflecting increased unit shipments into the mobile phone, entertainment, security and surveillance, and automotive markets. These increases were partially offset by decreased shipment into the notebook and webcam market. The increase in unit shipment in fiscal 2014, as compared to fiscal 2013, was principally attributable to an increase in shipment of our 2-megapixel and above products as more and more consumer applications migrate to higher resolution cameras. Related to this migration was a continued conversion of cameras from VGA to HD resolution, which caused an increase in our shipment of HD sensors and a corresponding decrease in our shipment of VGA sensors. The industry trend for camera resolution increases in consumer

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

applications caused a favorable mix shift in our unit sales, which increased our ASPs by 3.0% in fiscal 2014 when compared to fiscal 2013.

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

  Revenues from Sales to OEMs and VARs as Compared to Distributors

        We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs in fiscal 2014 remained the same as in fiscal 2013. The increase in percentage of revenue from sales to OEMs and VARs in fiscal 2013, as compared to fiscal 2012, was attributable to variations in our customer list. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margins that we earn on sales to OEMs and VARs or through distributors are not significantly different.

        The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated :

	Year Ended April 30,
	2014	2013	2012
OEMs and VARs	81.2%	81.2%	78.1%
Distributors	18.8	18.8	21.9

Total	100.0%	100.0%	100.0%

        OEMs and VARs.    The two OEM customers that accounted for 10% or more of our revenues in fiscal 2014 were Foxconn Technology Group and Cowell Electronics Co., Ltd., which accounted for approximately 13.8% and 12.5% of our revenues, respectively. The three OEM customers that accounted for 10% or more of our revenues in fiscal 2013 were LG Innotek Co., Ltd, or LG Innotek, Foxconn Technology Group, and Cowell Electronics Co., Ltd., which accounted for approximately 18.0%, 10.7%, and 10.3% of our revenues, respectively. The one OEM customer that accounted for 10% or more of our revenues in fiscal 2012 was LG Innotek, which accounted for approximately 15.2% of our revenues. For fiscal 2014, 2013 and 2012, no other OEM or VAR customer accounted for 10% or more of our revenues.

        Distributors.    The one distributor that accounted for 10% or more of our revenues in fiscal 2014, 2013 and 2012 was World Peace Industrial Co., Ltd., which accounted for approximately 11.0%, 11.7% and 13.5% of our revenues, respectively. For fiscal 2014, 2013 and 2012, no other distributor accounted for 10% or more of our revenues.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  Revenues from Domestic Sales as Compared to Foreign Sales

        The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers, as compared to foreign customers for the periods indicated:

	Year Ended April 30,
	2014	2013	2012
Domestic sales	0.3%	0.3%	6.9%
Foreign sales	99.7	99.7	93.1

Total	100.0%	100.0%	100.0%

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

Gross Profit

  Comparison of Fiscal 2014 and Fiscal 2013

        Our gross margin in fiscal 2014 increased to 19.0% from 17.3% for fiscal 2013. The year-over-year increase in gross margin reflected a reduction in the production cost of our OmniBSI-2 products, which constitute a significant percentage of our total product shipments. The incremental improvement in OmniBSI-2 production cost was partially offset by unfavorable net effects from the sale of previously written-down products and write-down of inventories. We had an increase in the write-down of inventories, which totaled approximately $33.2 million in fiscal 2014, as compared to $23.1 million in fiscal 2013. The increase in the write-down of inventories in fiscal 2014 reflected a reduction in demand for certain products that we had designed specifically for the mobile phone market. Partially offsetting the increase in write-down of inventories was an increase in the amount of sales from previously written down products, which totaled $8.2 million in fiscal 2014, as compared to $6.3 million in the prior fiscal year. We recorded approximately $4.0 million in stock-based compensation expense to cost of revenues during fiscal 2014, as compared to $3.8 million in the prior fiscal year. We currently expect our OmniBSI-2 devices to continue to constitute a significant portion of our unit shipments in the first quarter of fiscal 2015. As a consequence, although we are working with our supply chain vendors to further reduce production costs, we expect that our gross margins for the first quarter of fiscal 2015 will also remain at lower levels than we have experienced historically before our introduction of OmniBSI-2.

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

Research, Development and Related

        Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for fiscal 2014, 2013 and 2012 were approximately $119.2 million, $113.2 million and $110.7 million, respectively. As a percentage of revenues, research, development and related expenses for fiscal 2014, 2013 and 2012 represented 8.2%, 8.0% and 12.3%, respectively.

  Comparison of Fiscal 2014 and Fiscal 2013

        The increase in research, development and related expenses of approximately $6.1 million, or 5.3%, in fiscal 2014, as compared to fiscal 2013 resulted primarily from: a $8.5 million increase in salary and payroll-related expenses resulting primarily from a headcount increase; a $0.9 million increase in legal expenses primarily related to patent registration activities; a $0.8 million increase in expenditures for design software tools; a $419,000 increase in office and facility expenses; and a $292,000 increase in stock-based compensation expense. These increases were partially offset by: a $3.9 million decrease in non-recurring engineering expenses related to new product development; and a $1.5 million decrease in amortization and depreciation expenses. We anticipate that research, development and related expenses will increase for our first quarter of fiscal 2015, reflecting anticipated increases in non-recurring engineering expenses.

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

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives and insurance

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for fiscal 2014, 2013 and 2012 were approximately $73.3 million, $73.0 million and $63.9 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2014, 2013 and 2012 represented 5.0%, 5.2% and 7.2%, respectively.

  Comparison of Fiscal 2014 and Fiscal 2013

        The increase in selling, general and administrative expenses of approximately $334,000, or 0.5%, for fiscal 2014 from fiscal 2013 resulted primarily from: a $3.8 million increase in salary and payroll-related expenses resulting primarily from a headcount increase; and a $1.1 million increase in stock-based compensation expense. These increases were partially offset by: a $1.8 million decrease in legal expenses primarily related to patent defense; a $1.6 million decrease in commission expenses paid primarily to distributors and sales representatives; a $0.5 million decrease in outsourcing and other expenses; a $382,000 decrease in bad debt expense; and a $261,000 decrease in depreciation expenses. We anticipate that our selling, general and administrative expenses will increase for the first quarter of fiscal 2015, due to an anticipated increase in commission payments.

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

Amortization of Acquired Patent Portfolio

        In March 2011, we purchased certain image sensor-related patents and patent applications from Kodak in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $9.3 million for fiscal 2014, 2013 and 2012, respectively.

Benefit from Acquisition of Production Operations from VisEra

        In October 2011, we acquired the CameraCubeChip production operations from VisEra, for a total consideration of $42.9 million, to be paid in fiscal 2012 and 2013. We recorded a one-time benefit of $8.6 million in "Benefit from acquisition of production operations from VisEra," representing the difference between the acquisition-date fair value and the original carrying value of our previously held investment in the production operations.

        Subsequently, in April 2014, due to the lack of commercial viability for certain milestone deliverables, we agreed with VisEra to reduce our final installment of cash consideration for the acquisition from $9.0 million to $4.5 million. This resulted in a net post-acquisition gain of approximately $3.1 million, representing the $4.5 million reduction in the final installment payment, net of a $1.4 million equity method elimination for the corresponding write-off recorded by VisEra.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

Equity in Earnings of Investee

        Equity in earnings of investee for fiscal 2014, 2013 and 2012 was approximately $4.0 million, $3.8 million and $3.1 million, respectively. Equity in earnings of investee represented our portion of the net income recorded by WLCSP, and equity method investment adjustments.

Interest Expense, Net

        We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, for fiscal 2014, 2013and 2012 was approximately $2.0 million, $2.7 million and $2.1 million, respectively. Between fiscal 2014 and 2013, the $0.7 million decrease in interest expense, net, resulted from: a $0.6 million decrease in interest expense, primarily associated with the accretion of interest during the prior year period, on the purchase consideration payable to VisEra that we acquired in October 2011; and a $156,000 decrease in interest expense associated with a fixed asset loan agreement that we entered into for the construction of a research center at our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd. These decreases to interest expense, net were partially offset by a $119,000 increase in interest expense associated with the payment schedule of a license agreement that we entered into with the California Institute of Technology in January 2014. Between fiscal 2013 and 2012, the $0.6 million increase in interest expense, net, resulted from: a $0.8 million decrease in interest income that resulted from balance decreases on interest-bearing accounts; and a $170,000 increase in interest expense that was attributable to the accretion of more interest on the purchase consideration due VisEra for the CameraCubeChip production operations that we acquired in October 2011. These increases to interest expense, net were partially offset by a $402,000 decrease in interest expense associated with the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property.

Other Income (Expense), Net

        Other income (expense), net for fiscal 2014, 2013 and 2012 was approximately $26.0 million, $356,000 and $(1.1 million), respectively. Other income (expense), net, for fiscal 2014 included: $14.1 million of change-in-interest gain associated with WLCSP's initial public offering, when it issued 37.2 million new shares at a per share price that was higher than our per share carrying value; a $9.7 million gain from the sale of 5.1 million shares of WLCSP's common stock that we owned; a $2.0 million gain from the sale of our investment in Tong Hsing; $1.4 million of income associated with the leasing out of our office space; a $1.2 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property; offset by a $2.0 million impairment charge for our investment in Phostek, Inc., or Phostek; and a $0.7 million loss from foreign exchange.

        Other income (expense), net, for fiscal 2013 included: a $0.6 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property; $342,000 of income associated with the leasing out of our office space; partially offset by a $0.6 million loss from foreign exchange

        Other income (expense), net for fiscal 2012 included: a $0.8 million loss on foreign exchange; a $0.9 million loss on the interest rate swap agreements related to the mortgage on the Santa Clara Property; partially offset by $487,000 of dividends distributed by XinTec and Tong Hsing.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

Provision for Income Taxes

        We generated approximately $104.9 million, $50.2 million and $72.6 million in income before income taxes for fiscal 2014, 2013 and 2012, respectively. We recorded a provision for income taxes of approximately $9.9 million, $7.3 million and $6.8 million for fiscal 2014, 2013 and 2012, respectively. For fiscal 2014, 2013 and 2012, our effective tax rates were 9.5%, 14.5% and 9.4%, respectively. These rates were less than the combined U.S. federal and state statutory rate of approximately 40.0% because we earn a significant portion of our income in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate. We expect that our consolidated effective tax rate in fiscal 2015 will continue to be less than the combined U.S. federal and state statutory rate. The extent of the difference is principally contingent upon the amount of non-deductible stock based compensation expenses and the proportion and geographic mix of our total pre-tax income. See Note 8—"Income Taxes" of the Notes to our consolidated financial statements for the reconciliation of how our provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to income before income taxes.

Liquidity and Capital Resources

        Our principal sources of liquidity at April 30, 2014 consisted of cash, cash equivalents and short-term investments of $450.9 million.

  Liquidity

        Our working capital increased by $125.5million to $700.0 million as of April 30, 2014, as compared to $574.5 million as of April 30, 2013. Our working capital increased as a result of: a $238.6 million increase in cash, cash equivalents and short term investments primarily due to cash provided by operating activities; a $46.2 million decrease in accounts payable resulting from the reduction in inventory purchases; a $8.3 million decrease in accrued expenses and other current liabilities; and a $6.0 million increase in accounts receivable, net. These increases in working capital were partially offset by: a $159.4 million decrease in inventories due to a reduction in inventory purchases; a $10.3 million increase in deferred revenues, less cost of revenues; and a $5.4 million decrease in prepaid expenses and other current assets.

        Cash balances are held by our US headquarters and our subsidiaries throughout the world. As of April 30, 2014, the amount of cash, cash equivalents and short-term investments held by foreign subsidiaries totaled approximately $196.3 million. In the event these funds from foreign subsidiaries are needed to fund operations in the U.S., and if U.S tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        In March 2007, we purchased our Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. The Term Loan was paid off in full in July 2012. As of April 30, 2014, the principal amount outstanding under the Mortgage Loan was $23.7 million. See Note 7—"Borrowing Arrangements and Related Derivative Instruments" of the Notes to our consolidated financial statements.

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, our wholly-owned subsidiary in Shanghai, we entered into a fixed asset loan agreement with a

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of April 30, 2014, the principal amount outstanding under the Construction Loan was $12.2 million.

  Cash Flows from Operating Activities

        For fiscal 2014, net cash provided by operating activities totaled approximately $237.9 million, as compared to cash used in operating activities of approximately $60.6 million for fiscal 2013. The principal components of the current year amount were: net income of approximately $95.0 million for fiscal 2014; adjustments for non-cash charges of $35.0 million in stock-based compensation, $33.2 million in write-down of inventories, $32.7 million in depreciation and amortization, a $23.8 million gain associated with WLCSP's IPO, a $19.5 million in gain on equity investments, a $3.1 million post-acquisition gain in "Benefit from acquisition of production operations from VisEra," and a $2.0 million gain from the sale of our investment in Tong Hsing; a $128.8 million decrease in inventories; a $10.5 million increase in deferred revenues, less cost of revenues; a $8.3 million decrease in deferred income taxes; and a $2.8 million decrease in prepaid expenses and other assets. These increases were partially offset by: a $47.2 million decrease in accounts payable; a $6.0 million increase in accounts receivable, net; a $4.9 million decrease in income taxes payable; and a $1.1 million decrease in accrued expenses and other liabilities. The $128.8 million decrease in inventories resulted from a reduction in inventory purchases during fiscal 2014. The decrease in inventories relative to fourth quarter cost of revenues resulted in an increase in annualized inventory turns to 4.0 as of April 30, 2014 from 2.6 as of April 30, 2013. The $47.2 million decrease in accounts payable reflected the decrease in inventory purchases.

        For fiscal 2013, net cash used in operating activities totaled approximately $60.6 million, as compared to cash provided by operating activities of approximately $8.4 million for fiscal 2012. The principal components of the current year amount were: net income of approximately $42.9 million for fiscal 2013; a $163.5 million increase in inventories; a $58.7 million increase in accounts receivable, net; a $20.0 million gain on equity investments; and a $4.4 million increase in deferred income taxes. These decreases were partially offset by: adjustments for non-cash charges of $33.5 million in stock-based compensation, $32.5 million in depreciation and amortization, and $23.1 million in write-down of inventories; a $29.9 million increase in accounts payable; a $10.2 million decrease in prepaid expenses and other assets; a $5.3 million increase in accrued expenses and other liabilities; a $4.8 million increase in deferred revenues, less cost of revenues; and a $3.2 million increase in income taxes payable. The $163.5 million increase in inventories resulted from an increase in sales activity during fiscal 2013. The increase in inventories relative to fourth quarter cost of revenues resulted in a slight increase in annualized inventory turns to 2.6 as of April 30, 2013 from 2.4 as of April 30, 2012. The $58.7 million increase in accounts receivable, net, reflects the increased level of revenues during the fourth quarter of fiscal 2013 when compared with the fourth quarter of fiscal 2012. However, days of sales outstanding remained comparable, at 44 days as of April 30, 2013 and 2012. The $29.9 million increase in accounts payable reflected the increase in cost of sales associated with the substantial increase in sales activity.

  Cash Flows from Investing Activities

        For fiscal 2014, our cash used in investing activities totaled $138.0 million, as compared to cash used in investing activities of approximately $47.1 million for fiscal 2013, due primarily to: $228.2 million in purchases of short-term investments, $14.8 million in purchases of property, plant and equipment; $12.3 million in purchases of intangible and other assets; partially offset by $96.2 million in

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

net proceeds from sales or maturities of short-term investments $14.9 million in net proceeds from sales of investment in WLCSP and $6.2 million in proceeds from the sale of investment in Tong Hsing in fiscal 2014.

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

  Cash Flows from Financing Activities

        For fiscal 2014, net cash provided by financing activities totaled $7.9 million, as compared to net cash provided by financing activities of $7.4 million during fiscal 2013. This change was due primarily to: $13.7 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan; and $2.5 million in excess tax benefits from stock-based compensation; partially offset by a $4.5 million final installment payment to VisEra and $3.8 million in payments of long-term borrowings.

        For fiscal 2013, net cash provided by financing activities totaled $7.4 million, as compared to net cash used in financing activities of $84.3 million during fiscal 2012. This change was due primarily to: $7.8 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan; and $2.7 million in excess tax benefits from stock-based compensation; partially offset by $3.1 million in payments of long-term borrowings.

  Capital Commitments and Resources

        During the three months ended July 31, 2013, we formed OV-Wuhan, a wholly-owned subsidiary in Wuhan, China, to support our growing research and development efforts. OV-Wuhan had an initial registered capital requirement of $1.0 million, and we increased it to $3.5 million in January 2014. As of April 30, 2014, we had contributed the entire $3.5 million to OV-Wuhan, meeting the registered capital commitment requirement.

        We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and the foreseeable future. Other than normal working capital requirements, we expect our capital requirements totaling approximately $65.0 million over approximately the next 12 months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

        Our ability to generate cash from operations is subject to substantial risks described above under the caption Part I Item 1A. "Risk Factors." We encourage you to review these risks carefully.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of April 30, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Contractual Obligations and Commercial Commitments:
Operating leases	$16,400	$6,012	$7,456	$1,612	$1,320
Debt obligations(1)	35,832	3,802	32,030	—	—
Purchase obligations(2)	215,732	215,732	—	—	—

Total contractual obligations	$267,964	$225,546	$39,486	$1,612	1,320

(1)
In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of April 30, 2014, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $23.7 million and $12.2 million, respectively. See Note 7—"Borrowing Arrangements and Related Derivative Instruments" to our consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

(2)
Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

        As of April 30, 2014, the long-term income taxes payable, including estimated interest and penalties, was $86.5 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of April 30, 2014 presented above.

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

        In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance is effective for us beginning in the first quarter of fiscal 2015. We expect that our long-term income taxes payable to decrease and our deferred tax liabilities—non-current to increase in the first quarter of fiscal 2015 as a result of the adoption of this guidance.

        In April 2014, the FASB revised the authoritative guidance on reporting discontinued operations. The revised guidance specifies that a disposal of a component of an entity or a group of components of an entity is required to be reported in a discontinued operation if the disposal represents a strategic shift that has, or will have a major effect on an entity's operations and financial results. The guidance also changes the requirements for reporting discontinued operations which requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for us beginning in the first quarter of fiscal 2016. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

        As of April 30, 2014, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in "Other income (expense), net" for the periods presented. The amounts of transaction gains and losses for fiscal 2014, 2013 and 2012 were not material.

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

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of April 30, 2014, the principal amount outstanding under the Construction Loan was 12.2 million. As of April 30, 2014, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.2 million of additional remeasurement losses. As of April 30, 2014, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.2 million of additional remeasurement gains.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

        During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of "Other income (expense), net," a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for fiscal 2014.

        As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. Interest rate under the Construction Loan was 5.9% at April 30, 2014. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until the next anniversary of the earliest drawdown, which will be September 2014, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for fiscal 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2014 and April 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 30, 2014

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$297,952	$190,171
Short-term investments	152,993	22,164
Accounts receivable, net	172,472	166,517
Inventories	270,935	430,315
Deferred income taxes	4,973	4,028
Prepaid expenses and other current assets	6,576	11,982

Total current assets	905,901	825,177
Property, plant and equipment, net	153,792	158,394
Long-term investments	154,409	139,746
Goodwill	10,227	10,227
Intangibles, net	66,217	56,804
Other long-term assets	32,529	36,666

Total assets	$1,323,075	$1,227,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142,012	$188,261
Accrued expenses and other current liabilities	31,959	40,274
Income taxes payable	2,316	2,904
Deferred revenues, less cost of revenues	25,783	15,493
Current portion of long-term debt	3,802	3,769

Total current liabilities	205,872	250,701

Long-term liabilities:
Long-term income taxes payable	86,498	90,777
Non-current portion of long-term debt	32,030	35,709
Other long-term liabilities	11,818	4,618

Total long-term liabilities	130,346	131,104

Total liabilities	336,218	381,805

Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 76,680,773 shares issued and 56,081,586 outstanding at April 30, 2014 and 74,574,382 shares issued and 53,975,195 outstanding at April 30, 2013, respectively	77	75
Additional paid-in capital	664,602	616,379
Accumulated other comprehensive income	2,378	3,952
Treasury stock, 20,599,187 shares at April 30, 2014 and April 30, 2013	(278,683)	(278,683)
Retained earnings	598,483	503,486

Total stockholders' equity	986,857	845,209

Total liabilities and stockholders' equity	$1,323,075	$1,227,014

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended April 30,
	2014	2013	2012
Revenues	$1,453,929	$1,407,929	$897,730
Cost of revenues	1,178,207	1,163,815	649,719

Gross profit	275,722	244,114	248,011

Operating expenses:
Research, development and related	119,248	113,194	110,730
Selling, general and administrative	73,292	72,958	63,883
Amortization of acquired patent portfolio	9,286	9,286	9,286

Total operating expenses	201,826	195,438	183,899

Income from operations	73,896	48,676	64,112
Benefit from acquisition of production operations from VisEra	3,057	—	8,626
Equity in earnings of investee	4,009	3,832	3,066
Interest expense, net	(2,029)	(2,700)	(2,106)
Other income (expense), net	25,996	356	(1,050)

Income before income taxes	104,929	50,164	72,648
Provision for income taxes	9,932	7,262	6,799

Net income	$94,997	$42,902	$65,849

Net income per share:
Basic	$1.71	$0.80	$1.16

Diluted	$1.70	$0.80	$1.13

Shares used in computing net income per share:
Basic	55,537	53,529	56,666

Diluted	56,043	53,671	58,233

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended April 30,
	2014	2013	2012
Net income	$94,997	$42,902	$65,849
Other comprehensive income (loss), net of tax:
Translation gains	35	280	1,883
Reclassification adjustments for gains on sale of WLCSP included in net income, net of tax	(665)	—	—

Translation gains (losses)	(630)	280	1,883
Unrealized gains (losses) on available-for-sale securities	343	691	(339)
Reclassification adjustments for (gains) losses on available-for-sale securities included in net income, net of tax	(1,287)	11	—

Unrealized gains (losses) on available-for-sale securities	(944)	702	(339)
Other comprehensive income (loss)	(1,574)	982	1,544

Comprehensive income	$93,423	$43,884	$67,393

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 30, 2011	57,974,450	$71	$533,776	$1,426	$(178,683)	$394,735	$751,325
Exercise of common stock options	885,450	1	13,648	—	—	—	13,649
Employee stock purchase plan	582,363	—	5,936	—	—	—	5,936
Restricted stock units	980,572	1	—	—	—	—	1
Withholding tax deduction on restricted stock units	—	—	(3,310)	—	—	—	(3,310)
Purchase of stock for treasury	(8,058,187)	—	—	—	(100,000)	—	(100,000)
Employee stock-based compensation	—	—	27,324	—	—	—	27,324
Tax effect from stock-based compensation	—	—	897	—	—	—	897
Write-off of employee stock-based compensation related deferred tax assets	—	—	(2,336)	—	—	—	(2,336)
Translation gains	—	—	—	1,883	—	—	1,883
Unrealized losses on available-for-sale securities, net	—	—	—	(339)	—	—	(339)
Net income	—	—	—	—	—	65,849	65,849

Balance at April 30, 2012	52,364,648	73	575,935	2,970	(278,683)	460,584	760,879
Exercise of common stock options	136,563	—	1,085	—	—	—	1,085
Employee stock purchase plan	687,566	1	6,720	—	—	—	6,721
Restricted stock units	786,418	1	—	—	—	—	1
Withholding tax deduction on restricted stock units	—	—	(1,561)	—	—	—	(1,561)
Employee stock-based compensation	—	—	33,511	—	—	—	33,511
Tax effect from stock-based compensation	—	—	3,696	—	—	—	3,696
Write-off of employee stock-based compensation related deferred tax assets	—	—	(1,637)	—	—	—	(1,637)
Tax payable adjustment	—	—	(1,370)	—	—	—	(1,370)
Translation gains	—	—	—	280	—	—	280
Unrealized gains on available-for-sale securities, net	—	—	—	702	—	—	702
Net income	—	—	—	—	—	42,902	42,902

Balance at April 30, 2013	53,975,195	75	616,379	3,952	(278,683)	503,486	845,209
Exercise of common stock options	465,468	—	6,825	—	—	—	6,825
Employee stock purchase plan	683,405	1	6,847	—	—	—	6,848
Restricted stock units	957,518	1	—	—	—	—	1
Withholding tax deduction on restricted stock units	—	—	(2,803)	—	—	—	(2,803)
Employee stock-based compensation	—	—	35,043	—	—	—	35,043
Tax effect from stock-based compensation	—	—	3,042	—	—	—	3,042
Write-off of employee stock-based compensation related deferred tax assets	—	—	(731)	—	—	—	(731)
Translation losses	—	—	—	(630)	—	—	(630)
Unrealized losses on available-for-sale securities, net	—	—	—	(944)	—	—	(944)
Net income	—	—	—	—	—	94,997	94,997

Balance at April 30, 2014	56,081,586	$77	$664,602	$2,378	$(278,683)	$598,483	$986,857

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$94,997	$42,902	$65,849
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,726	32,524	29,771
Change in fair value of interest rate swap	(1,204)	(625)	880
Stock-based compensation	35,043	33,511	27,324
Tax effect from stock-based compensation	3,042	3,696	897
Gain on equity investments, net	(19,459)	(20,014)	(10,403)
Write-down of inventories	33,172	23,122	17,100
Excess tax benefits from stock-based compensation	(2,538)	(2,696)	(475)
Benefit from acquisition of production operations from VisEra	(3,057)	—	(8,626)
Gain associated with WLCSP IPO	(23,802)	—	—
Gain on sale of investment in Tong Hsing	(1,990)	—	—
(Gain) loss on disposal of property, plant and equipment	(154)	152	(36)
Changes in assets and liabilities:
Accounts receivable, net	(5,956)	(58,724)	34,813
Inventories	128,773	(163,513)	(204,588)
Deferred income taxes	8,272	(4,361)	2,921
Prepaid expenses and other assets	2,772	10,203	2,139
Accounts payable	(47,236)	29,902	58,169
Accrued expenses and other liabilities	(1,137)	5,251	(2,384)
Income taxes payable	(4,867)	3,248	1,619
Deferred revenues, less cost of revenues	10,496	4,798	(6,533)

Net cash provided by (used in) operating activities	237,893	(60,624)	8,437

Cash flows from investing activities:
Purchases of short-term investments	(228,244)	(309,345)	(185,264)
Proceeds from sales or maturities of short-term investments	96,211	327,161	231,332
Purchases of property, plant and equipment, net of sales	(14,849)	(35,323)	(24,186)
Purchase and deposits for intangible and other assets	(12,302)	(20,557)	(6,500)
Purchase of Phostek shares	—	—	(2,000)
Proceeds from sale of investment in WLCSP	14,936	—	—
Proceeds from sale of (purchases of) investment in Tong Hsing	6,224	—	(421)
Payments for the acquisition of production operations from VisEra	—	(9,000)	(26,000)

Net cash used in investing activities	(138,024)	(47,064)	(13,039)

Cash flows from financing activities:
Repayment of long-term borrowings	(3,830)	(3,144)	(4,341)
Excess tax benefits from stock-based compensation	2,538	2,696	475
Proceeds from exercise of stock options and employee stock purchase plan	13,673	7,807	19,586
Final payment for acquisition of production operation from VisEra	(4,500)	—	—
Payments for repurchases of common stock	—	—	(100,000)

Net cash provided by (used in) financing activities	7,881	7,359	(84,280)

Effect of exchange rate changes on cash and cash equivalents	31	8	(5)

Net increase (decrease) in cash and cash equivalents	107,781	(100,321)	(88,887)
Cash and cash equivalents at beginning of period	190,171	290,492	379,379

Cash and cash equivalents at end of period	$297,952	$190,171	$290,492

Supplemental cash flow information:
Taxes paid	$3,425	$4,611	$1,931

Interest paid	$2,373	$2,570	$2,716

Supplemental schedule of non-cash investing and financing activities:
Additions to intangible assets included in accruals	$9,604	$—	$—

Acquisition of production operations from VisEra included in accrued expenses and other long-term liabilities	$—	$—	$16,923

Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$3,877	$2,500	$2,425

Write-off of employee stock-based compensation-related deferred tax assets	$731	$1,637	$2,336

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2014, 2013 and 2012

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

        The results of operations for the fiscal year ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015 or any other future period.

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

  Equity in Earnings of China WLCSP Limited

        The Company applies the equity method of accounting for its investment in China WLCSP Limited ("WLCSP"), and the Company's portion of net income recorded by WLCSP is presented in "Equity in earnings of investee." Through October 31, 2013, the Company was able to include in its fiscal quarter results its share of WLCSP's earnings or losses for the same fiscal periods. In January 2014, however, WLCSP completed its initial public offering and became a public company in China. (See Note 5.) Under China's securities laws, the Company is not able to disclose any periodic financial information about WLCSP which may otherwise be available to the Company in its capacity as a representative on WLCSP's Board of Directors, until such information is publicly released in China. Furthermore, WLCSP will only report its earnings on a calendar-quarter basis. Consequently, starting with the fourth quarter of fiscal 2014, the Company introduced a one-month lag in its equity method of accounting for WLCSP. For fiscal 2014, under "Equity in earnings of investee," the Company only included its share of WLCSP's earnings from May 1, 2013 to March 31, 2014. For fiscal quarters beginning after May 1, 2014, the Company will include in its results of operations its share of WLCSP's earnings or losses from the calendar quarter that is one month in arrears. The introduction of a one-month lag in the equity method of accounting for WLCSP has no material effects on any prior years' or the current year's consolidated balance sheets, statements of income or cash flows. Accordingly, prior years' financial statements have not been recast to reflect the new policy.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 1—Basis of Presentation—(Continued)

  Classification of land use Rights

        Certain previously reported amounts have been revised to correct the classification of land-use rights from "Property, plant and equipment, net" to "Other long-term assets" as of April 30, 2013. The net book value of the Company's land-use rights totaled approximately $2.2 million at April 30, 2014 and April 30, 2013, respectively. The reclassification had no impact on the results of operations or cash flows of the Company.

        The net book value of the Company's land-use rights comprises three separate arrangements. One of the Company's wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd. ("OSC"), formerly Hua Wei Semiconductor (Shanghai) Co. Ltd., holds a land-use right that was acquired from the Shanghai SongJiang Housing and Land Administration Bureau in December 2000 for approximately $0.8 million. The cost of the land-use right is being amortized over 40 years, the useful life of the right.

        In January 2007, the Company, through its wholly-owned subsidiary, OmniVision Technologies (Shanghai) Co. Ltd. ("OTC"), formerly Shanghai OmniVision IC Design Co. Ltd., entered into a land-use-right agreement with the Construction and Transportation Commission of the Pudong New District, Shanghai. The agreement has an effective date of December 31, 2006. Under the terms of the agreement, the Company paid an aggregate amount of approximately $0.6 million in exchange for the right to use approximately 323,000 square feet of land located in Shanghai, China. The cost of the land-use right is being amortized over 50 years, the useful life of the right.

        In addition, in July 2011, the Company, through its wholly-owned subsidiary, Shanghai OmniVision Semiconductor Technology Co. Ltd. ("OST"), entered into a land-use-right agreement with the Shanghai SongJiang District Zoning and Land Administration Bureau. Under the terms of the agreement, the Company paid an aggregate amount of approximately $1.0 million in exchange for the right to use approximately 113,175 square feet of land located in Shanghai for a period of 50 years, starting from August 19, 2011. The cost of the land-use right is being amortized over 50 years, the useful life of the right.

Note 2—Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  Foreign Currency Translation

        All of the Company's wholly-owned subsidiaries use the U.S. dollar as their respective functional currency. For these subsidiaries with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets and liabilities are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains or losses are included in "Other income (expense), net." For fiscal 2014 and 2013, the Company recorded remeasurement losses of $1.5 million and $405,000 in "Other income (expense), net," respectively. For fiscal 2012, the Company recorded a remeasurement gain of $117,000 in "Other income (expense), net."

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 2—Summary of Significant Accounting Policies—(Continued)

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. (See Note 4.)

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

        Short-term investments are reported at fair value at April 30, 2014 and 2013. Unrealized gains or losses are recorded in stockholders' equity and included in "Accumulated other comprehensive income." Short-term investments with declines in value which are judged to be other than temporary, of which there were none in the periods presented, would be written down to their fair values, at the time such judgment is made.

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

For the Years Ended April 30, 2014, 2013 and 2012

Note 2—Summary of Significant Accounting Policies—(Continued)

  Fair Value of Financial Instruments

        Due to their short maturities, the reported amounts of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate fair value.

        The fair values of the Company's mortgage loan and construction loan approximate book value as the underlying interest rates are based on risk-adjusted market rates. (See Note 7.)

        Related to the mortgage debt, the Company has one outstanding interest rate swap arrangement as of April 30, 2014. The Company recognizes this derivative instrument at the reporting date as either an asset or liability in its Consolidated Balance Sheets, measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the associated hedging designation. The Company has designated the swap as an economic hedge and records the changes in fair value in "Other income (expense), net." (See Note 7.)

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

  Long-Lived Assets

        The Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write-down the carrying value of the asset to its estimated fair market value. To date, the Company has not recognized any impairment losses.

  Inventories

        Inventories are stated at the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 2—Summary of Significant Accounting Policies—(Continued)

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

  Goodwill

        The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 2—Summary of Significant Accounting Policies—(Continued)

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

        For shipment of products sold to distributors under agreements allowing for returns or credits, title and the risk of ownership to the products transfer to the distributor upon shipment, and the distributor is obligated to pay for the products whether or not the distributor has sold them at the time payment is due. Under the terms of the Company's agreements with such distributors and subject to the Company's prior approval, distributors are entitled to reclaim from the Company as price adjustments the difference, if any, between the prices at which the Company sold the product to the distributors and the prices at which the product is subsequently sold by the distributor. In addition, distributors have limited rights to return inventory that they determine is in excess of their requirements, and accordingly, in determining the appropriate level of provision for excess and obsolete inventory, the Company takes into account the inventories held by its distributors. For these reasons, the price is not considered fixed or determinable until the distributor resells the products to the Company's end-user customers and the distributor notifies the Company in writing of the details of such sales transactions. Accordingly, the Company recognizes revenue using the "sell-through" method. Under the "sell-through" method, the Company defers the revenue, adjustments to revenue and the related costs of revenue until the final resale of such products to end customers. The amounts billed to these distributors and adjustments to revenue and the cost of inventory shipped to, but not yet sold by, the distributors are shown net on the Consolidated Balance Sheets as "Deferred revenues, less cost of revenues."

  Research, Development and Related

        The Company recognizes the costs associated with the internal development of intellectual property rights as expense when incurred. Also included in "Research, Development and Related" are expenses associated with patent, copyright, trademark and trade secrets. The Company recorded the following research and development expenses for the periods presented (in thousands):

	Year Ended April 30,
	2014	2013	2012
Research and development expenses	$114,224	$109,026	$106,587

  Amortization of Acquired Patent Portfolio

        The Company recognizes amortization expense associated with the patent portfolio acquired from Eastman Kodak Company ("Kodak") in March 2011 as "Amortization of acquired patent portfolio."

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 2—Summary of Significant Accounting Policies—(Continued)

  Advertising

        All of the Company's advertising costs are expensed as incurred.

  Income Taxes

        The Company accounts for deferred income taxes using the liability method, under which it recognizes as deferred tax assets and liabilities the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities. The Company establishes valuation allowances to reduce deferred tax assets as necessary when management estimates, based on available objective evidence, that it is more-likely-than-not that the Company will not realize the benefit of its deferred tax assets.

        The Company recognizes in its consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more-likely-than-not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 2—Summary of Significant Accounting Policies—(Continued)

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

  Basic and Diluted Net Income Per Share

        The Company computes net income per share in accordance with authoritative guidance for earnings per share, under the provisions of which basic income per share is computed by dividing the income available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share excludes potential common stock if the effect of such stock is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options, purchases via employee stock purchase plans, and vesting of restricted stock units.

  Recent Accounting Pronouncements

        In March 2013, the Financial Accounting Standards Board ("FASB") revised the authoritative guidance on accounting for cumulative translation adjustment. The revised guidance specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations or cash flows.

        In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company expects that its long-term income taxes payable to decrease and its deferred tax liabilities—non-current to increase in the first quarter of fiscal 2015 as a result of the adoption of this guidance.

        In April 2014, the FASB revised the authoritative guidance on reporting discontinued operations. The revised guidance specifies that a disposal of a component of an entity or a group of components of an entity is required to be reported in a discontinued operation if the disposal represents a strategic shift that has, or will have a major effect on an entity's operations and financial results. The guidance also changes the requirements for reporting discontinued operations which requires additional

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 2—Summary of Significant Accounting Policies—(Continued)

disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of fiscal 2016. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

Note 3—Short-Term Investments

        Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of April 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$6,168	$1	$(2)	$6,167
Corporate debt securities/commercial paper	146,866	6	(46)	146,826

	$153,034	$7	$(48)	$152,993

Contractual maturity dates, less than one year				$142,758
Contractual maturity dates, one to two years				10,235

				$152,993

	As of April 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$1,707	$—	$—	$1,707
Corporate debt securities/commercial paper	20,463	—	(6)	20,457

	$22,170	$—	$(6)	$22,164

Contractual maturity dates, less than one year				$20,764
Contractual maturity dates, two to twenty-three years				1,400

				$22,164

        The Company sold available-for-sale investments, primarily marketable debt instruments, for proceeds of approximately $35.5 million, $275.3 million and $151.6 million in fiscal 2014, 2013 and 2012, respectively. The Company employs the specific-identification method in the determination of any applicable gain or loss on the sale of the investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 4—Supplemental Balance Sheet Account Information (in thousands)

	April 30,
	2014	2013
Cash and cash equivalents:
Cash	$195,141	$145,762
Money market funds and U.S. government bonds	102,811	44,409

	$297,952	$190,171

Accounts receivable, net:
Accounts receivable	$176,576	$172,833
Less: Allowance for doubtful accounts	(998)	(945)
Allowance for sales returns	(3,106)	(5,371)

	$172,472	$166,517

Inventories:
Work in progress	$107,621	$213,095
Finished goods	163,314	217,220

	$270,935	$430,315

Prepaid expenses and other current assets:
Prepaid expenses	$4,285	$7,974
Deposits and other	1,284	3,907
Interest receivable	1,007	101

	$6,576	$11,982

Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings	82,547	57,246
Buildings/leasehold improvements	29,123	24,659
Machinery and equipment	119,762	102,429
Furniture and fixtures	5,002	5,013
Software	8,774	6,954
Construction in progress	2,894	37,725

	261,102	247,026
Less: Accumulated depreciation and amortization	(107,310)	(88,632)

	$153,792	$158,394

Other long-term assets:
Deferred tax assets—non-current	$528	$6,251
Land-use rights	2,180	2,236
Other long-term assets	29,821	28,179

	$32,529	$36,666

Accrued expenses and other current liabilities:
Due to VisEra for acquisition of production operations	$—	$9,000
Deferred tax liabilities—current	144	—
Employee compensation	15,176	12,856
Third party commissions	380	850
Professional services	2,270	2,176
Noncancelable purchase commitments	647	4,817
Rebates	1,511	2,557
Other	11,831	8,018

	$31,959	$40,274

Other long-term liabilities:
Interest rate swap	$2,980	$4,184
Deferred tax liabilities—non-current	3,731	—
Other	5,107	434

	$11,818	$4,618

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 5—Long-Term Investments

        Long-term investments as of the dates indicated consisted of the following (in thousands):

	April 30,
	2014	2013
VisEra	$115,943	$105,233
WLCSP	33,805	22,539
XinTec	4,661	4,661
Tong Hsing	—	5,313
Phostek	—	2,000

Total	$154,409	$139,746

  VisEra Technologies Company, Ltd.

        On October 29, 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited ("TSMC") entered into an agreement to form VisEra Technologies Company, Ltd. ("VisEra"), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor ("CMOS") image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company ("VisEra Cayman"), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of April 30, 2014, the Company owned 49.1% of VisEra Cayman.

        On June 20, 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was completed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash. In April 2014, due to the lack of commercial viability for certain milestone deliverables, the Company agreed with VisEra to reduce the final installment of cash consideration from $9.0 million to $4.5 million. Consequently, the Company recorded a $3.1 million post-acquisition gain in "Benefit from acquisition of production operations from VisEra," representing the $4.5 million reduction in the final installment payment, net of a $1.4 million equity method elimination for the corresponding receivable write-off recorded by VisEra. The Company paid the final $4.5 million to VisEra in April 2014.

        The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Year Ended April 30,
	2014	2013	2012
Dividend payments received from VisEra	$—	$13,760	$—

        The Company accounts for its investment in VisEra under the equity method. The following table presents equity income before elimination of unrealized intercompany profits and the equity income recorded by the Company for the periods indicated in "Cost of revenues," consisting of its portion of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 5—Long-Term Investments—(Continued)

the net income recorded by VisEra during the periods presented after the elimination of unrealized intercompany profits (in thousands).

	Year Ended April 30,
	2014	2013	2012
Equity income	$10,710	$20,274	$8,835

Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	$17,228	$15,752	$7,326

  China WLCSP Limited

        China WLCSP Limited ("WLCSP") is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP's equity interests, or 20.0% of WLCSP's registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. In April 2010, WLCSP raised additional capital and reduced the Company's ownership percentage to 19.7%. In May 2010, WLCSP converted all of its owners' equity into share capital. The pro rata interests of all shareholders remained the same after the conversion and no income was distributed. After the conversion, WLCSP had 180.0 million shares outstanding, and the Company owned 35.4 million shares. In September 2010, WLCSP issued an additional 9.5 million shares to other parties and reduced the Company's ownership percentage to 18.7%.

        The Company has a seat on the WLCSP Board of Directors. With the determination that the Company has maintained significant influence over the operations of WLCSP, the Company accounts for its investment in WLCSP under the equity method.

        In December 2013, WLCSP filed with the China Securities Regulatory Commission ("CSRC") a registration statement for an initial public offering ("IPO"). The registration statement was approved by the CSRC in January 2014, and the IPO price was approximately $3.14 per share. As part of the IPO, WLCSP issued 37.2 million new shares and increased the total shares outstanding to 226.7 million shares. The Company also participated in the IPO as selling shareholder and sold 5.1 million shares, reducing the total number of shares owned by the Company to 30.3 million shares.

        The issuance price of $3.14 for the 37.2 million new shares was higher than the Company's average per share carrying value for WLCSP. Consequently, the Company recognized a non-cash change-in-interest gain of approximately $14.1 million. In addition, with the sale of 5.1 million shares during the IPO, the Company recorded a receivable for the net cash proceeds of approximately $15.1 million, and recognized approximately $9.7 million as gain on the sale. The change-in-interest gain and the realized gain from the share sale, totaling approximately $23.8 million, were recorded in "Other income (expense), net" for the three months ended January 31, 2014.

        The Company received the sales proceeds in April 2014. As of April 30, 2014, the Company owned 13.3% of WLCSP.

        The foreign exchange effects on WLCSP's net assets are recorded as part of the Company's cumulative translation adjustment in "Accumulated other comprehensive income." The total gain of $23.8 million from WLCSP's IPO included a pro rata release of approximately $1.0 million of the cumulative translation adjustment from "Accumulated other comprehensive income."

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 5—Long-Term Investments—(Continued)

        The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Year Ended April 30,
	2014	2013	2012
Dividend payments received from WLCSP	$830	$890	$852

        In April 2014, the Company recorded a dividend receivable of approximately $0.7 million when WLCSP declared its calendar 2013 dividend.

        The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in "Equity in earnings of investee," consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands). For fiscal 2014, the Company only included in "Equity in earnings of investee" its share of WLCSP's earnings from May 1, 2013 to March 31, 2014. (See Note 1.)

	Year Ended April 30,
	2014	2013	2012
Equity income	$4,009	$3,832	$3,066

  XinTec, Inc.

        XinTec, Inc. ("XinTec") is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of April 30, 2014, the Company's direct ownership percentage in XinTec was 4.2%. Separately, VisEra Cayman owns a 15.8% interest in XinTec. Consequently, the Company's beneficial ownership percentage in XinTec was approximately 11.9%. The Company accounts for XinTec as a cost method investment.

  Tong Hsing Electronic Industries, Limited

        Tong Hsing Electronic Industries, Limited ("Tong Hsing") is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging technologies. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. ("ImPac") in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. As a result of the exchange, the Company recorded a gain of approximately $2.2 million in "Other income (expense), net," which was the difference between the fair value of the Tong Hsing's shares the Company received on December 31, 2009, and the carrying value of the Company's investment in ImPac on the same day. In June 2010 and June 2011 the Company participated in Tong Hsing's secondary offering and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. In October 2013, the Company sold its entire investment in Tong Hsing, which amounted to an ownership percentage in Tong Hsing of approximately 0.7%. With the sale, the Company recorded a gain of approximately $2.0 million in "Other income (expense), net" during the three months ended October 31, 2013.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 5—Long-Term Investments—(Continued)

        Prior to stock sale in October 2013, the Company reported its investment in Tong Hsing on a mark-to-market basis, net of deferred taxes, since the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable. For the periods indicated, the Company recorded the following unrealized holding gains (losses) in "Accumulated other comprehensive income" (in thousands):

	Year Ended April 30,
	2014	2013	2012
Unrealized holding gains (losses)	$566	$859	$(328)

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

        In July 2013, based on a combination of factors, including Phostek's accumulated losses and its decision to not pursue any additional funding to support its original business plans, the Company performed an impairment analysis and concluded that the investment in Phostek should be impaired in its entirety. Consequently, the Company recorded an impairment charge of $2.0 million in "Other income (expense), net" during the three months ended July 31, 2013.

        The following table presents the summary financial information of VisEra and WLCSP, as derived from their respective financial statements for the periods indicated. The summary financial information of WLCSP reflects the information as used by the Company for its equity method of accounting for WLCSP in fiscal 2014. (See Note 1.) Each investee's financial information was prepared under GAAP (in thousands):

  VisEra Technologies Company, Ltd.

	Year Ended April 30,
	2014	2013	2012
Operating data:
Revenues	$131,850	$169,969	$125,777
Gross profit	50,426	58,531	32,607
Income from operations	40,312	47,512	48,818
Net income	$32,121	$31,921	$32,482

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 5—Long-Term Investments—(Continued)

	April 30,
	2014	2013
Balance sheet data:
Current assets	$189,399	$168,343
Long-term assets	112,956	132,633
Current liabilities	38,086	68,854
Long-term liabilities	$—	$—

  China WLCSP Limited

		Year Ended April 30,
	11 Months Ended March 31, 2014
		2013	2012
Operating data:
Revenues	$75,480	$57,340	$47,700
Gross profit	40,909	31,348	24,854
Income from operations	26,428	23,742	18,458
Net income	$23,055	$20,520	$16,638

	March 31, 2014	April 30, 2013
Balance sheet data:
Current assets	$221,547	$52,985
Long-term assets	134,482	81,733
Current liabilities	96,570	12,204
Long-term liabilities	$3	$3

        The Company's share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	April 30,
	2014	2013
Undistributed earnings of investees	$66,772	$49,830

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 6—Goodwill and Intangible Assets

  Goodwill

        There was no change to the carrying value of the Company's goodwill during fiscal 2014 and 2013 as noted below (in thousands):

	Year Ended April 30,
	2014	2013
Beginning balance, May 1	$10,227	$10,227
Changes to carrying value	—	—

Ending balance, April 30	$10,227	$10,227

  Intangible Assets

        In January 2014, the Company entered into a license agreement with the California Institute of Technology ("Caltech") pursuant to which the Company acquired a license to various image sensor patents held by Caltech in a cash transaction that totaled approximately $25.4 million, and the payment schedule of which has a net present value of approximately $24.6 million. As part of the license agreement, the parties agreed to settle and dismiss the outstanding claims between them. As a result, during the three months ended January 31, 2014, the Company recorded $2.7 million to "Cost of revenues," representing the cumulative cost related to prior years under the relief-from-royalty method. In addition, the Company recorded the remaining $21.9 million as addition to "Patents and licenses," which the Company will amortize over a period of nine years, and the amortization expenses will be recorded in "Cost of revenues."

        Intangible assets as of the dates indicated consisted of the following (in thousands):

	April 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$28,631	$36,369
Core technology	36,100	27,980	8,120
Patents and licenses	36,066	14,438	21,628
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	240	100

Intangible assets, net	$138,906	$72,689	$66,217

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 6—Goodwill and Intangible Assets—(Continued)

	April 30, 2013
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$19,345	$45,655
Core technology	36,100	25,649	10,451
Patents and licenses	14,160	13,596	564
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	206	134

Intangible assets, net	$117,000	$60,196	$56,804

        The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Year Ended April 30,
	2014	2013	2012
Amortization of intangible assets	$3,207	$3,638	$2,778

Amortization of acquired patent portfolio	$9,286	$9,286	$9,286

        The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2015	$13,929
2016	13,753
2017	13,627
2018	12,546
2019	3,234
Thereafter	9,128

Total	$66,217

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 7—Borrowing Arrangements and Related Derivative Instruments

        The following table sets forth the Company's debt as of the dates indicated (in thousands):

	April 30,
	2014	2013
Mortgage loan	$23,653	$24,207
Construction loan	12,179	15,271

	35,832	39,478
Less: amount due within one year	(3,802)	(3,769)

Non-current portion of long-term debt	$32,030	$35,709

        As of April 30, 2014, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2015	$554	$3,248	$3,802
2016	554	6,495	7,049
2017	22,545	2,436	24,981
Thereafter	—	—	—

Total	$23,653	$12,179	$35,832

  Mortgage Loan and Term Loan

        On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the "Santa Clara Property"). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the "Mortgage Loan") and a secured line of credit with an aggregate maximum principal amount of up to $12.0 million (the "Term Loan").The Company drew down the entire $12.0 million under the Term Loan by July 2008, and paid it off by July 31, 2012.

        The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate ("LIBOR") plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of April 30, 2014.

        Interest rates under the Mortgage Loan for the dates indicated are set forth below:

	April 30,
	2014	2013
Mortgage Loan	1.1%	1.1%

        In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to effectively convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.3% per annum and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. The Company had a second interest rate swap associated with the Term Loan that fixed the Term Loan's

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 7—Borrowing Arrangements and Related Derivative Instruments—(Continued)

interest rate at 4.3% per annum and fixed the effective rate at approximately 5.5%. The second swap expired in July 2012 when the Term Loan matured and was paid off.

  Construction Loan

        On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the "Construction Loan"). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of April 30, 2014, the total amount outstanding under the Construction Loan was Chinese Yuan 75.0 million, or approximately $12.2 million. The Construction Loan matures on June 30, 2016.

        The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. The interest rate under the Construction Loan was 5.9% at April 30, 2014 and 2013, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of April 30, 2014.

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

        The table below presents the location of the swaps on the Consolidated Statements of Income and Consolidated Balance Sheets, and the related effects on the Company's results of operations and financial positions for the periods indicated (in thousands):

	Year Ended April 30,
	2014	2013	2012
Location of amounts recognized in Consolidated Statements of Income and amount of gains (losses):
Other income (expense), net	$1,204	$625	$(880)

	April 30,
	2014	2013
Location of amounts on Consolidated Balance Sheets and fair values:
Other long-term liabilities	$2,980	$4,184

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 8—Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2014	2013	2012
Current:
Federal	$5,802	$7,746	$3,068
State	17	16	16
Foreign	(4,315)	3,863	808

Total current	1,504	11,625	3,892

Deferred:
Federal	6,066	(2,261)	3,356
State	1,832	(837)	(449)
Foreign	530	(1,265)	—

Total deferred	8,428	(4,363)	2,907

Total provision	$9,932	$7,262	$6,799

        Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2014	2013	2012
United States	$(16,581)	$(20,996)	$2,280
International	121,510	71,160	70,368

Total	$104,929	$50,164	$72,648

        The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to "Income before income taxes" as a result of the following (in thousands):

	Year Ended April 30,
	2014	2013	2012
Provision based on statutory federal income tax rate	$36,725	$17,557	$25,426
State income tax expense (benefit), net of federal tax benefit	1,849	(868)	(481)
Foreign rate differential	(32,481)	(14,843)	(21,349)
Non-deductible stock-based compensation	6,678	7,412	5,583
Tax credits	(3,691)	(3,409)	(2,979)
Prior year adjustment	—	1,184	—
Other	852	229	599

Tax provision	$9,932	$7,262	$6,799

        The effective tax rates for fiscal 2014, 2013 and 2012 are less than the combined U.S. federal and state statutory rate of approximately 40%, principally because the Company earns a significant portion of its profits in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate. In fiscal 2014, the Company included in the amount of foreign rate differential a $8.9 million reduction of unrecognized tax benefits, including the related interest and penalties, due to lapses of applicable statute of limitations.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 8—Income Taxes—(Continued)

        The components of net deferred tax assets included in the consolidated balance sheets for the fiscal years indicated were (in thousands):

	April 30,
	2014	2013
Deferred tax assets:
Tax credits	$28,589	$23,832
Net operating loss	3,099	1,612
Stock-based compensation expenses	7,406	7,230
Unrealized loss on interest rate swap	1,044	1,694
Fixed assets	533	1,355
Accruals, reserves and other	6,174	6,105

Gross deferred tax assets	46,845	41,828
Valuation allowance	(17,326)	(12,116)

Deferred tax assets	29,519	29,712

Deferred tax liabilities:
Undistributed earnings of non-US equity investees not permanently reinvested	(25,771)	(17,735)
Other	(2,122)	(1,698)

Deferred tax liabilities	(27,893)	(19,433)

Net deferred tax assets	$1,626	$10,279

        The Company has elected to derecognize both the gross deferred tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $18.7 million and $21.1 million as of April 30, 2014 and 2013, respectively, and, if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

        Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. Deferred tax assets in the amount of $17.3 million and $12.1 million at April 30, 2014 and 2013, respectively, primarily pertain to California research and development tax credit carryovers that the Company believes it is not more-likely-than-not that the Company will realize; therefore, a valuation allowance has been established against such deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs.

        As of April 30, 2014, the Company has U.S. federal and California net operating loss ("NOL") carryforwards of $3.4 million and $31.7 million, respectively. If not utilized, the U.S. federal NOL will begin to expire in fiscal 2029 and the California NOL will begin to expire in fiscal 2032. The Company

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 8—Income Taxes—(Continued)

has U.S. federal and California research and development tax credits of $31.5 million and $35.3 million, respectively. If not utilized, the U.S. federal research and development tax credits will begin to expire in fiscal 2025 and the California research and development tax credits will be carried over indefinitely.

        The Company has not provided U.S. federal and state income taxes, as well as foreign withholding taxes, on approximately $496.2 million of undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

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

        A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	April 30,
	2014	2013	2012
Balance at beginning of fiscal year	$90,561	$87,433	$85,734
Increases in balances related to tax positions taken during current year	4,345	6,288	4,536
Decreases as a result of lapses of the applicable statute of limitations	(8,507)	(3,123)	(2,667)
Increases in balances related to tax positions taken during prior years	1,363	422	89
Decreases in balances related to tax positions taken during prior years	(3,531)	(459)	(259)

Balance at end of fiscal year	$84,231	$90,561	$87,433

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 8—Income Taxes—(Continued)

        A reconciliation of the gross unrecognized tax benefits, including interest and penalties, as presented on the Consolidated Balance Sheets is as follows (in thousands):

	April 30,
	2014	2013
Recorded as an increase in deferred tax liabilities—non-current	$14,424	$—
Recorded as a decrease in deferred tax assets—non-current	—	15,973
Long-term income taxes payable	86,498	90,777

Balance at end of fiscal year	$100,922	$106,750

        The Company includes interest, penalties and foreign exchange gain or loss related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Income. The Company recognized the following net amounts of interest and penalties and the related foreign exchange gain or loss for the periods presented (in thousands):

	Year Ended April 30,
	2014	2013	2012
Recognized interest and penalties, net	$502	$1,449	$865

        Included in the fiscal 2014 and 2013 net amounts of interest and penalties are benefits of $394,000 and $463,000, respectively, primarily due to the reversal of accrued interest and penalties related to the reductions to unrecognized tax benefits as a result of lapses of the statute of limitations.

        The Company had cumulatively accrued the following amounts for potential interest and penalties as of the dates indicated (in thousands):

	April 30,
	2014	2013
Balance at end of fiscal year	$16,691	$16,189

        The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $95.4 million as of April 30, 2014. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

        The Company files U.S. federal and state, as well as foreign, tax returns. For such returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2004. The Company is currently under tax examination in a foreign jurisdiction starting from the fiscal year ended April 30, 2004. It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of April 30, 2014, the Company anticipates that the balance of gross unrecognized tax benefits

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 8—Income Taxes—(Continued)

will decrease by $15.1 million due to lapses of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

        In fiscal 2013, the Company obtained a partial tax holiday from the Singapore Economic Development Board, an agency of the Government of Singapore. This partial tax holiday allows for reduced rates of Singapore income tax on certain classes of income generated from the Company's business operations in Singapore, from September 1, 2012 through August 31, 2022. In order to retain these tax benefits in Singapore, the Company must meet several requirements as to capital and business spending, headcount and activities. For fiscal 2014, the effect of the Singapore partial tax holiday, in the aggregate, was reducing the overall provision for income taxes from what it otherwise would have been by $22.6 million, thus increasing diluted net income per share by $0.40.

Note 9—Net Income Per Share

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

	Year Ended April 30,
	2014	2013	2012
Antidilutive common stock subject to outstanding options	2,510,000	2,957,000	1,222,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 9—Net Income Per Share—(Continued)

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2014	2013	2012
Basic:
Numerator:
Net income	$94,997	$42,902	$65,849

Denominator:
Weighted average common shares for net income per share	55,537	53,529	56,666

Basic net income per share	$1.71	$0.80	$1.16

Diluted:
Numerator:
Net income	$94,997	$42,902	$65,849

Denominator:
Denominator for basic net income per share	55,537	53,529	56,666
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	506	142	1,567

Weighted average common shares for diluted net income per share	56,043	53,671	58,233

Diluted net income per share	$1.70	$0.80	$1.13

Note 10—Comprehensive Income

        The following table presents the components of other comprehensive income and related tax effects for the periods indicated (in thousands):

	Year Ended April 30, 2014			Year Ended April 30, 2013			Year Ended April 30, 2012
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Translation gains	$53	$(18)	$35	$431	$(151)	$280	$2,893	$(1,010)	$1,883
Reclassification adjustments for gains on sale of WLCSP	(1,023)	358	(665)	—	—	—	—	—	—
Unrealized gains (losses) on available-for-sale securities	528	(185)	343	839	(148)	691	(638)	299	(339)
Reclassification adjustments for losses on available-for-sale securities	(1,641)	354	(1,287)	18	(7)	11	—	—	—

Total other comprehensive income	$(2,083)	$509	$(1,574)	$1,288	$(306)	$982	$2,255	$(711)	$1,544

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 10—Comprehensive Income—(Continued)

        The following table presents the components of, and the changes in, accumulated other comprehensive income for the periods indicated (in thousands):

	Balance at May 1, 2012	Other Comprehensive Income (Loss), Before Tax	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at April 30, 2013
Accumulated translation gains	$2,756	$431	$—	$(151)	$3,036
Accumulated unrealized gains (losses) on available-for-sale securities, net	214	857	—	(155)	916

Total accumulated other comprehensive income	$2,970	$1,288	$—	$(306)	$3,952

	Balance at May 1, 2013	Other Comprehensive Income (Loss), Before Tax	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at April 30, 2014
Accumulated translation gains	$3,036	$53	$(1,023)	$340	$2,406
Accumulated unrealized gains (losses) on available-for-sale securities, net	916	528	(1,641)	169	(28)

Total accumulated other comprehensive income	$3,952	$581	$(2,664)	$509	$2,378

        The following table sets forth the amounts reclassified out of Accumulated Other Comprehensive Income into the Consolidated Statements of Income and the associated presentation location, for the periods indicated (in thousands):

		Year Ended April 30,
Comprehensive Income Components	Location	2014	2013	2012
Accumulated translation gains	Other income (expense), net	$(1,023)	$—	$—
Accumulated unrealized gains (losses) on available-for-sale securities, net	Other income (expense), net	(1,641)	—	—

	Total amounts reclassified out of Accumulated Other Comprehensive Income	$(2,664)	$—	$—

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

For the Years Ended April 30, 2014, 2013 and 2012

Note 11—Fair Value Measurements—(Continued)

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

  Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$57,207	$57,207	$—	$—
U.S. government debt securities and municipal bonds	17,834	—	17,834	—
Corporate debt securities/commercial paper	180,764	—	180,764	—

Total assets	$255,805	$57,207	$198,598	$—

Interest rate swap	$(2,980)	$—	$(2,980)	$—

Total liabilities	$(2,980)	$—	$(2,980)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2014
	Total	Level 1	Level 2	Level 3
Cash equivalents	$102,812	$57,207	$45,605	$—
Short-term investments	152,993	—	152,993	—

Total assets	$255,805	$57,207	$198,598	$—

Interest rate swap	$(2,980)	$—	$(2,980)	$—

Total liabilities	$(2,980)	$—	$(2,980)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 11—Fair Value Measurements—(Continued)

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$44,409	$44,409	$—	$—
U.S. government debt securities and municipal bonds	1,707	—	1,707	—
Corporate debt securities/commercial paper	20,457	—	20,457	—
Equity investment in Tong Hsing	5,313	5,313	—	—

Total assets	$71,886	$49,722	$22,164	$—

Interest rate swaps	$(4,184)	$—	$(4,184)	$—

Total liabilities	$(4,184)	$—	$(4,184)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2013
	Total	Level 1	Level 2	Level 3
Cash equivalents	$44,409	$44,409	$—	$—
Short-term investments	22,164	—	22,164	—
Long-term investments	5,313	5,313	—	—

Total assets	$71,886	$49,722	$22,164	$—

Interest rate swaps	$(4,184)	$—	$(4,184)	$—

Total liabilities	$(4,184)	$—	$(4,184)	$—

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

        For its investment in WLCSP, the Company uses the equity method of accounting. (See Note 5.) As of April 30, 2014, using the per share closing price of the stock of $5.50 on the Shanghai Stock Exchange, the aggregate fair value of the Company's investment in WLCSP totaled approximately $166.5 million.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 11—Fair Value Measurements—(Continued)

        The Mortgage Loan and the Construction Loan are recorded at cost. Their book values, however, approximate fair values as the underlying interest rates are based on risk-adjusted market rates; they are categorized as Level 2 for purposes of the fair value measurement hierarchy.

Note 12—Common Stock and Treasury Stock

        The Company is authorized to issue up to 100,000,000 shares of common stock. As of April 30, 2014 and 2013 56,081,586 and 53,975,195 shares were outstanding, respectively. As of April 30, 2014 and 2013, 20,599,187 shares were held as treasury stock. In addition, as of April 30, 2014, 13,655,166 and 2,543,504 shares of common stock have been reserved for issuance under the Company's employee equity incentive plans and employee stock purchase plan, respectively.

        In November 2011, the Company's board of directors approved a new stock repurchase program, authorizing the repurchase in an open-market of up to an aggregate of $100.0 million of the Company's common stock. By December 2011, the Company had repurchased 8,058,187 shares of its common stock under this open-market program, for an aggregate cost of approximately $100.0 million.

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans

        The Company's equity incentive and stock-based compensation plans as of April 30, 2014 are summarized as follows (in thousands):

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Restricted Stock Units Outstanding
2000 Stock Plan	—	—	1,358	—
2000 Director Option Plan	—	—	88	—
2007 Equity Incentive Plan	18,100	6,921	2,557	2,732

Total	18,100	6,921	4,003	2,732

  2007 Equity Incentive Plan

        In September 2007, on the recommendation of the Company's board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan replaced the Company's 2000 Stock Plan. The Company has initially reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. With the approval of the Company's stockholders in September 2009, the Company modified certain terms of the 2007 Plan. Under the modified 2007 Plan, the Company's stock option awards generally have a maximum contractual term of seven years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. The 2007 Plan also covers grants of equity-based compensation to the Company's directors. In September 2011 and 2013, the stockholders of the Company approved amendments to the 2007 Plan, increasing the shares available for issuance

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

under the 2007 Plan by 7,200,000 and 4,900,000 shares, respectively. As of April 30, 2014, options to purchase approximately 2,557,000 shares of common stock were outstanding under the 2007 Plan.

  2000 Stock Plan

        In February 2000, the Company adopted the 2000 Stock Plan under which 6,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 3,000,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The 2000 Stock Plan provided for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options were granted at a price not less than 100% of the fair market value of the Company's common stock and at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options were granted at a price not less than 85.0% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan have been at fair market value on the date of the grant and generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). With the adoption of the 2007 Plan, no additional equity awards will be issued under the 2000 Stock Plan. As of April 30, 2014, options to purchase approximately 1,358,000 shares of common stock were outstanding under the 2000 Stock Plan.

  2000 Director Option Plan

        The 2000 Director Option Plan was adopted by the board of directors in February 2000 and approved by the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, or 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year, or an amount determined by the board of directors. The 2000 Director Option Plan provided for an initial grant to the nonemployee director to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director was granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting the director had served on the board of directors for not less than six months. The contractual term of options granted under the 2000 Director Option Plan was ten years, but the options expire three months following the termination of the optionee's status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants were exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000 share grants were exercisable at the rate of 1/16th of the shares per quarter. The exercise price of all of these options is 100% of the fair market value of the common stock on the date of grant. In November 2007, the Company's board of directors approved the termination of the Company's 2000 Director

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors. As of April 30, 2014, options to purchase approximately 88,000 shares of common stock were outstanding under the 2000 Director Option Plan.

  2009 Employee Stock Purchase Plan

        The 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan") was adopted by the board of directors in July 2009 and was approved by the stockholders of the Company in September 2009. The 2009 Purchase Plan replaced the Company's 2000 Employee Stock Purchase Plan in December 2009. The board of directors has initially reserved a total of 2,500,000 shares of common stock for issuance under the 2009 Purchase Plan. Each offering period under the 2009 Purchase Plan will have a duration of approximately 24 months, commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the period ending 24 months later. Each offering period will generally consist of four six-month purchase periods in which shares may be purchased on a participant's behalf. The purchase price will be 85% of the lesser of the fair market value of the common stock on the first trading day of the offering period or on the last day of the purchase period. If the fair market value of the common stock on the last day of the purchase period is lower than the fair market value of the common stock on the enrollment date of the associated offering period, all participants in such offering period will automatically be rolled over to the immediately following offering period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The first offering period under the 2009 Purchase Plan began on December 1, 2009. In September 2013, the stockholders of the Company approved an amendment to the 2009 Purchase Plan, increasing the number of shares reserved for issuance by 2,500,000 shares. As of April 30, 2014, approximately 2,456,496 shares had been purchased under the 2009 Purchase Plan.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Stock-Based Compensation Award Activity

        The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the three fiscal years ended April 30, 2014:

		Options Outstanding		Restricted Stock Units Outstanding	Restricted Stock Units
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)
Balance at May 01, 2012	2,717	3,936	$16.31	2,005	$16.81
2007 Plan share increased	7,200	—	—	—	—
Stock options granted	(600)	600	34.65	—	—
Stock options exercised	—	(885)	15.41	—	—
Stock options expired or forfeited	28	(81)	20.42	—	—
Restricted stock units granted(1)	(2,088)	—	—	1,305	32.27
Restricted stock units vested(1)	—	—	—	(1,116)	14.84
Restricted stock units expired or forfeited(1)	231	—	—	(141)	23.71

Balance at April 30, 2012	7,488	3,570	19.53	2,053	27.24
Stock options granted	(644)	644	13.53	—	—
Stock options exercised	—	(137)	7.95	—	—
Stock options expired or forfeited	2	(83)	20.80	—	—
Restricted stock units granted(1)	(2,446)	—	—	1,528	13.39
Restricted stock units vested(1)	—	—	—	(903)	24.39
Restricted stock units expired or forfeited(1)	359	—	—	(224)	20.26

Balance at April 30, 2013	4,759	3,994	18.93	2,454	20.30
2007 Plan amendment	4,900	—	—	—	—
Stock options granted	(692)	692	18.47	—	—
Stock options exercised	—	(465)	14.66	—	—
Stock options expired or forfeited	171	(218)	24.66	—	—
Restricted stock units granted(1)	(2,627)	—	—	1,642	18.36
Restricted stock units vested(1)	—	—	—	(1,110)	22.02
Restricted stock units expired or forfeited(1)	410	—	—	(254)	18.82

Balance at April 30, 2014—shares available for grant	6,921	—	—	—	—

Balance at April 30, 2014—options	—	4,003	19.04	—	—

Balance at April 30, 2014—restricted stock units	—	—	—	2,732	18.57

Exercisable at April 30, 2014	—	2,806	18.94	—	—

Vested and expected to vest at April 30, 2014—options	—	3,894	$19.06	—	—

Vested and expected to vest at April 30, 2014—restricted stock units	—	—	—	2,430	$18.57

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

For the Years Ended April 30, 2014, 2013 and 2012

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        As of April 30, 2014 and 2013, options to purchase 2,806,000 and 2,857,000 shares, respectively, were vested. Information regarding the options outstanding as of April 30, 2014 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 5.82 - $13.34	875	5.01	$12.34		570		$11.80
$13.61 - $16.69	938	2.91	15.51		889		15.53
$16.85 - $18.47	964	4.90	18.04		305		17.11
$18.77 - $25.56	718	2.57	21.98		693		21.98
$34.80 - $34.80	508	4.17	34.80		349		34.80

$ 5.82 - $34.84	4,003	3.95	$19.04	$11,589	2,806	3.26	$18.94	$8,792

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on April 30, 2014 of $19.53 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of April 30, 2014 was 1,933,798 shares.

        The total intrinsic value of options exercised, the total intrinsic value of restricted stock units vested and the total cash received from employees as a result of employee stock option exercises during the periods indicated were as follows (in thousands):

	April 30,
	2014	2013
Total intrinsic value of options exercised	$1,784	$1,015
Total intrinsic value of restricted stock units vested	20,330	12,096
Total cash received from employees as a result of employee stock option exercises	$6,825	$1,085

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        Unrecognized compensation expense and the weighted average period over which the Company expects to recognize such compensation as of the dates indicated were as follows (dollars in thousands):

	April 30,
	2014	2013
Unvested stock options:
Unrecognized compensation expense, net of forfeitures	$8,403	$8,444
Weighted average period (years)	2.5	2.5
Unvested restricted stock units:
Unrecognized compensation expense, net of forfeitures	$28,749	$28,818
Weighted average period (years)	1.7	1.7
2009 Purchase Plan:
Unrecognized compensation expense	$3,396	$1,063
Weighted average period (years)	1.1	0.6

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

        The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated grant date fair value for employee options granted during the periods indicated was as follows:

	Year Ended April 30,
	2014	2013	2012
Per share weighted average estimated grant date fair value	$7.92	$6.36	$15.37

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 13—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the periods indicated:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2014	2013	2012	2014	2013	2012
Risk-free interest rate	1.0%	0.6%	1.3%	0.1%	0.1%	0.1%
Expected term of options (in years)	4.59	4.3	4.2	0.5	0.5	0.5
Expected volatility	51%	60%	55%	46%	63%	53%
Expected dividend yield	0%	0%	0%	0%	0%	0%

        Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's employee stock purchase plans during the periods indicated was as follows:

	Year Ended April 30,
	2014	2013	2012
Per share weighted average estimated fair value of rights issued	$5.83	$6.06	$5.54

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 14—Risks and Uncertainties—(Continued)

        The Company maintains cash and cash equivalents and short-term investments with various financial institutions, located in several different jurisdictions. The majority of the cash and cash equivalents balances are held in U.S. Cayman Islands and Singapore. The short-term investments are primarily held in U.S. and Cayman Islands. Deposits held with banks may generally be redeemed upon demand and may exceed the limit of insurance provided on such deposits. All these deposits and other financial instruments, including our interest rate swap, are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. The Company has not sustained credit losses from instruments held at financial institutions.

        The Company's products are primarily sold to OEMs, VARs and to distributors. The Company's sales to significant customers as a percentage of revenues for the periods indicated were as follows:

	Year Ended April 30,
	2014		2013	2012
Percentage of revenues:
Customer A	13.8%		10.7%	*	%
Customer B	12.5		10.3	*
Customer C	11.0		11.7	13.5
Customer D	*	%	18.0%	15.2%

*
Less than ten percent of revenues.

        The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer account receivables as a percentage of net accounts receivable for the periods indicated were as follows:

	April 30,
	2014		2013
Percentage of accounts receivable, net:
Customer A	17.0%		*	%
Customer B	12.7		15.1
Customer C	10.4		*
Customer D	*		15.3
Customer E	*	%	11.1%

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 15—Segment and Geographic Information

        For all periods presented, the Company operated as a single reportable business segment.

        The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Year Ended April 30,
	2014	2013	2012
OEMs and VARs	81.2%	81.2%	78.1%
Distributors	18.8	18.8	21.9

Total	100.0%	100.0%	100.0%

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

	Year Ended April 30,
	2014	2013	2012
China	$1,122,802	$955,378	$520,452
South Korea	158,693	275,105	147,390
Japan	89,311	57,604	46,108
Taiwan	23,748	27,120	18,253
United States	4,781	3,997	61,766
All other	54,594	88,725	103,761

Total	$1,453,929	$1,407,929	$897,730

        The Company's long-lived assets, including its property, plant and equipment, net, long-term investments, land-use rights and other long-term assets are located in the following countries as of the dates indicated (in thousands):

	April 30,
	2014	2013
China	$162,207	$139,482
Taiwan	126,820	137,359
United States	50,552	50,903
All other	623	811

Total	$340,202	$328,555

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 16—Commitments and Contingencies

  Commitments

        During the three months ended July 31, 2013, the Company formed OmniVision Technologies (Wuhan) Co. Ltd. ("OV-Wuhan"), a wholly-owned subsidiary in Wuhan, China, to support the Company's growing research and development efforts. OV-Wuhan had an initial registered capital requirement of $1.0 million, and we increased to $3.5 million in January 2014. As of April 30, 2014, the Company has contributed $3.5 million to OV-Wuhan, meeting the registered capital commitment requirement.

        The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2019. At April 30, 2014, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2015	$6,012
2016	5,378
2017	2,078
2018	816
2019	796
Thereafter	1,320

Total	$16,400

        The following table presents rental expenses under all operating leases during the periods presented (in thousands):

	Year Ended April 30,
	2014	2013	2012
Rental expenses under operating leases	$9,775	$11,491	$9,293

  Litigation

        From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business.

        Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp.

        On December 6, 2010, Ziptronix, Inc. ("Ziptronix") filed a complaint alleging patent infringement against the Company in the District Court for the Northern District of California. The case is entitled Ziptronix, Inc. v. OmniVision Technologies, Inc., Taiwan Semiconductor Manufacturing Company Ltd., and TSMC North America Corp., Case No. CV10-05525. In its complaint, Ziptronix asserts that the Company has made, used, offered to sell, sold and/or imported into the United States image sensors that infringe the following six patents: U.S. Patent Nos. 7,387,944 ("Method for Low Temperature Bonding and Bonded Structure"), 7,335,572 ("Method for Low Temperature Bonding and Bonded Structure"),

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 16—Commitments and Contingencies—(Continued)

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

        Claim construction briefing has been submitted, and the parties await scheduling of a claim construction hearing. On January 22,2014, TSMC filed a motion for summary judgment of noninfringment. TSMC's motion for summary judgment is fully briefed. The Company expects to vigorously defend itself against Ziptronix's allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2014, 2013 and 2012

Note 16—Commitments and Contingencies—(Continued)

        Derivative Litigation

        On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of the Company's current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as nominal defendant against whom no recovery is sought. The proceedings in these derivative actions have been stayed by agreement pending the outcome of a future summary judgment motion in the Securities Case. The Company is currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

For the Years Ended April 30, 2014, 2013 and 2012

Note 17—Related Party Transactions

        The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Year Ended April 30,
Related Party	Description	2014	2013	2012
VisEra	Purchases of color filter and other manufacturing services	$119,919	$166,100	$121,008

	Rent and other services(1)	$3	$3,664	$1,972

	Balance payable at year end, net	$19,160	$28,024	$17,329

WLCSP	Purchases of packaging services	$2,097	$—	$—

	Balance payable at year end, net	$1,156	$—	$—

(1)
The Company leased manufacturing floor space from VisEra from November 2011 to May 2013.

Supplementary Data (Unaudited)

	Three Months Ended
	July 31, 2013	October 31, 2013	January 31, 2014	April 30, 2014
	(in thousands, except per share data)
Revenues	$373,688	$397,249	$352,023	$330,969
Cost of revenues	308,527	322,383	282,891	264,406
Gross profit	65,161	74,866	69,132	66,563
Net income	$23,061	$26,303	$30,560	$15,073
Net income per share:
Basic(1)	$0.42	$0.47	$0.55	$0.27

Diluted(1)	$0.42	$0.47	$0.54	$0.26

Shares used in computing net income per share:
Basic	54,611	55,584	55,913	56,042

Diluted	55,344	55,732	56,186	56,882

	Three Months Ended
	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2013
	(in thousands, except per share data)
Revenues	$258,064	$390,137	$423,513	$336,215
Cost of revenues	208,849	325,453	352,027	277,486
Gross profit	49,215	64,684	71,486	58,729
Net income	$2,327	$10,345	$21,308	$8,922
Net income per share:
Basic(1)	$0.04	$0.19	$0.40	$0.17

Diluted(1)	$0.04	$0.19	$0.40	$0.17

Shares used in computing net income per share:
Basic	52,830	53,514	53,830	53,943

Diluted	52,865	53,675	53,930	54,061

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

        Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of the end of fiscal year 2014.

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

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of April 30, 2014 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on this assessment, management concluded that, as of April 30, 2014, our internal control over financial reporting was effective. The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 75 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Proposal One—Election of Class II Director" and "Corporate Governance" contained in our proxy statement related to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. "Business" under the heading "Executive Officers of the Registrant."

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

  2.
  Financial Statement Schedules. The following financial schedule is filed as part of this Report under "Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2014, 2013 and 2012." All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  3.
  Exhibits.

Exhibit Number		Description
2.1+	(20)	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

3.1	(1)	Restated Certificate of Incorporation

3.2	(19)	Bylaws of the Registrant as amended on November 27, 2007 and November 21, 2011

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

3.2.2	(19)	Certificate of Amendment of the Bylaws of OmniVision Technologies, Inc. effective as of November 21, 2011

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

Exhibit Number		Description
10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.18.2	(20)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 29, 2013)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

Exhibit Number		Description
10.28	(14)	Form of Employee/Consultant Stock Option Agreement

10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan (as amended on July 29, 2013)

21.1		Subsidiaries of the Registrant

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2		Consent of Deloitte & Touche, Independent Auditors of VisEra Holding Company and Subsidiary

24.1		Power of Attorney (included on page 131)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1		Audited Financial Statements of VisEra Holding Company and Subsidiary as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(7)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.

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

(18)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2013.

(19)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012.

(20)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2014, 2013 and 2012
(In thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended April 30, 2014	$945	$53	$—	$998

Fiscal year ended April 30, 2013	$555	$390	$—	$945

Fiscal year ended April 30, 2012	$1,834	$(174)	$1,105	$555

Deferred tax valuation allowance:
Fiscal year ended April 30, 2014	$12,116	$5,210	$—	$17,326

Fiscal year ended April 30, 2013	$10,419	$1,697	$—	$12,116

Fiscal year ended April 30, 2012	$8,058	$2,361	$—	$10,419

Allowance for sales returns:
Fiscal year ended April 30, 2014	$5,371	$—	$2,265	$3,106

Fiscal year ended April 30, 2013	$2,489	$10,327	$7,445	$5,371

Fiscal year ended April 30, 2012	$2,305	$3,283	$3,099	$2,489

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
By:	/s/ SHAW HONG Shaw Hong Chief Executive Officer

Date: June 30, 2014

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG Shaw Hong	Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2014
/s/ ANSON CHAN Anson Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2014
/s/ HENRY YANG Henry Yang	Chief Operating Officer and Director	June 30, 2014
/s/ WEN-LIANG WILLIAM HSU William Hsu	Director	June 30, 2014
/s/ JOSEPH JENG Joseph Jeng	Director	June 30, 2014
/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	June 30, 2014

EXHIBIT INDEX

Exhibit Number		Description
2.1	+(20)	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

3.1	(1)	Restated Certificate of Incorporation

3.2	(19)	Bylaws of the Registrant as amended November 27, 2007 and November 21, 2011

3.2.1	(14)	Certificate of Amendment of the Bylaws of the Registrant effective as of November 27, 2007

3.2.2	(19)	Certificate of Amendment of the Bylaws of OmniVision Technologies, Inc. effective as of November 21, 2011

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(1)	2000 Stock Plan and form of option agreement

10.3	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	(1)	2000 Director Stock Option Plan and form of option agreement

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.11	(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

Exhibit Number		Description
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.18.2	(20)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	(18)	2007 Equity Incentive Plan (as amended on July 29, 2013)

10.27	(14)	Form of Non-Employee Director Stock Option Agreement

10.28	(14)	Form of Employee/Consultant Stock Option Agreement

10.29	(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	(18)	2009 Employee Stock Purchase Plan (as amended on July 29, 2013)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, Independent Auditors of VisEra Holding Company and Subsidiary

24.1	Power of Attorney (included on page 131)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Audited Financial Statements of VisEra Holding Company and Subsidiary as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(7)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.

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

(18)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2013.

(19)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012.

(20)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2012.