Form 10-Q
period 2014-07-31
OMNIVISION TECHNOLOGIES INC
filed 2014-09-05
CIK 1106851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

At September 2, 2014, 57,616,632 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 31,	April 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$326,695	$297,952
Short-term investments	197,478	152,993
Accounts receivable, net	176,764	172,472
Inventories	288,146	270,935
Deferred income taxes	2,683	4,973
Prepaid expenses and other current assets	6,404	6,576
Total current assets	998,170	905,901
Property, plant and equipment, net	152,093	153,792
Long-term investments	158,353	154,409
Goodwill	10,227	10,227
Intangibles, net	62,704	66,217
Other long-term assets	32,178	32,529
Total assets	$1,413,725	$1,323,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$182,738	$142,012
Accrued expenses and other current liabilities	33,535	31,959
Income taxes payable	664	2,316
Deferred revenues, less cost of revenues	32,685	25,783
Current portion of long-term debt	3,797	3,802
Total current liabilities	253,419	205,872
Long-term liabilities:
Long-term income taxes payable	58,833	86,498
Non-current portion of long-term debt	31,878	32,030
Other long-term liabilities	26,136	11,818
Total long-term liabilities	116,847	130,346
Total liabilities	370,266	336,218

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 78,149 shares issued and 57,550 outstanding at July 31, 2014 and 76,681 shares issued and 56,082 outstanding at April 30, 2014, respectively	78	77
Additional paid-in capital	675,921	664,602
Accumulated other comprehensive income	2,333	2,378
Treasury stock, 20,599 at July 31, 2014 and April 30, 2014, respectively	(278,683)	(278,683)
Retained earnings	643,810	598,483
Total stockholders’ equity	1,043,459	986,857
Total liabilities and stockholders’ equity	$1,413,725	$1,323,075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	July 31,
	2014	2013
Revenues	$406,536	$373,688
Cost of revenues	318,116	308,527
Gross profit	88,420	65,161

Operating expenses:
Research, development and related	34,732	27,702
Selling, general and administrative	19,210	18,200
Amortization of acquired patent portfolio	2,321	2,321
Total operating expenses	56,263	48,223

Income from operations	32,157	16,938
Equity in earnings of investee	935	1,110
Interest expense, net	(455)	(541)
Other income (expense), net	1,045	(1,177)
Income before income taxes	33,682	16,330

Benefit from income taxes	(11,645)	(6,731)
Net income	$45,327	$23,061

Net income per share:
Basic	$0.80	$0.42
Diluted	$0.78	$0.42

Shares used in computing net income per share:
Basic	56,583	54,611
Diluted	58,158	55,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2014	2013
Net income	$45,327	$23,061

Other comprehensive income (loss), net of tax:
Translation gains (losses)	(26)	121
Unrealized gains (losses) on available-for-sale securities	(18)	362
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax	(1)	—
Unrealized gains (losses) on available-for-sale securities	(19)	362

Other comprehensive income (loss)	(45)	483

Comprehensive income	$45,282	$23,544

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net income	$45,327	$23,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,886	7,349
Change in fair value of interest rate swap	(306)	(479)
Stock-based compensation	8,449	8,496
Tax effect from stock-based compensation	938	859
Gain on equity investments, net	(4,356)	(4,997)
Write-down of inventories	10,166	9,357
Excess tax benefit from stock-based compensation	(938)	(717)
Gain on disposal of property, plant and equipment	(6)	(2)
Changes in assets and liabilities:
Accounts receivable, net	(4,291)	(8,013)
Inventories	(24,014)	(5,004)
Deferred income taxes	2,829	2,364
Prepaid expenses and other assets	387	1,371
Accounts payable	42,142	(6,978)
Accrued expenses and other current liabilities	(4,501)	860
Income tax payable	(16,060)	(10,355)
Deferred revenues, less cost of revenues	6,810	8,778
Net cash provided by operating activities	71,462	25,950
Cash flows from investing activities:
Purchases of short-term investments	(116,352)	(40,768)
Proceeds from sales or maturities of short-term investments	71,188	19,033
Purchases of property, plant and equipment, net of sales	(5,171)	(7,100)
Net cash used in investing activities	(50,335)	(28,835)
Cash flows from financing activities:
Repayment of long-term borrowings	(139)	(138)
Excess tax benefits from stock-based compensation	938	717
Proceeds from exercise of stock options and employee stock purchase plan	6,815	8,883
Net cash provided by financing activities	7,614	9,462
Effect of exchange rate changes on cash and cash equivalents	2	—
Net increase in cash and cash equivalents	28,743	6,577
Cash and cash equivalents at beginning of period	297,952	190,171
Cash and cash equivalents at end of period	$326,695	$196,748
Supplemental cash flow information:
Taxes paid	$636	$577
Interest paid	$551	$608
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$1,183	$3,757
Write-off of employee stock-based compensation-related deferred tax assets	$842	$1,100

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2014 and April 30, 2014 and for the three months ended July 31, 2014 and 2013 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2014 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 (the “Form 10-K”).

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

Note 2 — Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance on reporting discontinued operations. The revised guidance specifies that a disposal of a component of an entity or a group of components of an entity is required to be reported in a discontinued operation if the disposal represents a strategic shift that has, or will have a major effect on an entity’s operations and financial results. The guidance also changes the requirements for reporting discontinued operations which requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of fiscal 2016. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

In May 2014, the FASB issued new authoritative guidance for revenue recognition. The new revenue recognition guidance provides a comprehensive framework to address revenue recognition issues for all contracts with customers, and supersedes most previously-issued industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle and apply the new guidance, entities will follow a five-step approach: Step 1) identify the contracts with the customer; Step 2) identify the separate performance obligations in the contract; Step 3) determine the transaction price; Step 4) allocate the transaction price to separate performance obligations; and Step 5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The guidance is effective for the Company beginning in the first quarter of fiscal 2018. The Company has not yet selected the transition method, and is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of July 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$18,637	$—	$(3)	$18,634
U.S. government debt securities with maturities less than one year	12,575	—	(3)	12,572
Corporate debt securities/commercial paper	166,340	6	(74)	166,272
	$197,552	$6	$(80)	$197,478

Contractual maturity dates, less than one year				$188,285
Contractual maturity dates, one to two years				9,193
				$197,478

	As of April 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$6,168	$1	$(2)	$6,167
Corporate debt securities/commercial paper	146,866	6	(46)	146,826
	$153,034	$7	$(48)	$152,993

Contractual maturity dates, less than one year				$142,758
Contractual maturity dates, one to two years				10,235
				$152,993

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

		July 31,	April 30,
		2014	2014
	Cash and cash equivalents:
	Cash	$243,483	$195,141
	Money market funds, commercial paper and U.S. government bonds	83,212	102,811
		$326,695	$297,952
	Accounts receivable, net:
	Accounts receivable	$181,140	$176,576
Less:	Allowance for doubtful accounts	(1,069)	(998)
	Allowance for sales returns	(3,307)	(3,106)
		$176,764	$172,472
	Inventories:
	Work in progress	$160,022	$107,621
	Finished goods	128,124	163,314
		$288,146	$270,935
	Prepaid expenses and other current assets:
	Prepaid expenses	$4,698	$4,285
	Deposits and other	516	1,284
	Interest receivable	1,190	1,007
		$6,404	$6,576
	Property, plant and equipment, net:
	Land	$13,000	$13,000
	Buildings	82,592	82,547
	Buildings/leasehold improvements	29,315	29,123
	Machinery and equipment	122,134	119,762
	Furniture and fixtures	5,002	5,002
	Software	8,819	8,774
	Construction in progress	3,172	2,894
		264,034	261,102
	Less: Accumulated depreciation and amortization	(111,941)	(107,310)
		$152,093	$153,792
	Other long-term assets:
	Deferred tax assets — non-current	$528	$528
	Land-use rights	2,166	2,180
	Other long-term assets	29,484	29,821
		$32,178	$32,529
	Accrued expenses and other current liabilities:
	Deferred tax liabilities — current	$144	$144
	Employee compensation	14,945	15,176
	Third party commissions	305	380
	Professional services	2,153	2,270
	Noncancelable purchase commitments	3,423	647
	Rebates	2,123	1,511
	Other	10,442	11,831
		$33,535	$31,959
	Other long-term liabilities:
	Interest rate swap	$2,674	$2,980
	Deferred tax liabilities — non-current	18,355	3,731
	Other	5,107	5,107
		$26,136	$11,818

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	July 31,	April 30,
	2014	2014
VisEra	$118,962	$115,943
WLCSP	34,730	33,805
XinTec	4,661	4,661
Total	$158,353	$154,409

VisEra Technologies Company, Ltd.

In October 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of July 31, 2014, the Company owned 49.1% of VisEra Cayman.

In June 2011, the Company entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. The acquisition of the production operations was completed in October 2011, and the Company accounted for the transaction as a business combination. Under the terms of the agreement, the closing consideration was $42.9 million in cash. In April 2014, due to the lack of commercial viability for certain milestone deliverables, the Company agreed with VisEra to reduce the final installment of cash consideration from $9.0 million to $4.5 million. Consequently, the Company recorded a $3.1 million post-acquisition gain in “Benefit from acquisition of production operations from VisEra,” representing the $4.5 million reduction in the final installment payment, net of a $1.4 million equity method elimination for the corresponding receivable write-off recorded by VisEra. The Company paid the final $4.5 million to VisEra in April 2014.

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2014	2013
Dividend payments received from VisEra	$—	$—

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

	Three Months Ended
	July 31,
	2014	2013
Equity income	$3,019	$5,459
Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	$3,422	$5,887

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

China WLCSP Limited

China WLCSP Limited (“WLCSP”) is in the business of designing, manufacturing, packaging and selling certain wafer level chip scale packaging related services. In May 2007, the Company acquired 4,500,000 units of WLCSP’s equity interests, or 20.0% of WLCSP’s registered capital on a fully-diluted basis, for an aggregate purchase amount of $9.0 million. In April 2010, WLCSP raised additional capital and reduced the Company’s ownership percentage to 19.7%. In May 2010, WLCSP converted all of its owners’ equity into share capital. The pro rata interests of all shareholders remained the same after the conversion and no income was distributed. After the conversion, WLCSP had 180.0 million shares outstanding, and the Company owned 35.4 million shares. In September 2010, WLCSP issued an additional 9.5 million shares to other parties and reduced the Company’s ownership percentage to 18.7%.

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

The issuance price of $3.14 for the 37.2 million new shares was higher than the Company’s average per share carrying value for WLCSP. Consequently, the Company recognized a non-cash change-in-interest gain of approximately $14.1 million. In addition, with the sale of 5.1 million shares during the IPO, the Company received net cash proceeds of approximately $15.1 million, and recognized approximately $9.7 million as gain on the sale. The change-in-interest gain and the realized gain from the share sale, totaling approximately $23.8 million, was recorded in “Other income (expense), net” for the three months ended January 31, 2014.

The foreign exchange effects on WLCSP’s net assets are recorded as part of the Company’s cumulative translation adjustment in “Accumulated other comprehensive income.” The total gain of $23.8 million from WLCSP’s IPO included a pro rata release of approximately $1.0 million of the cumulative translation adjustment from “Accumulated other comprehensive income.”

As of July 31, 2014, the 30.3 million WLCSP shares owned by the Company represented an ownership percentage of 13.3%. The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2014	2013
Dividend payments received from WLCSP	$726	$830

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Equity in earnings of investee,” consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands). In the fourth quarter of fiscal 2014, to comply with China’s securities laws after WLCSP’s IPO, the Company introduced a one-month lag in its equity method of accounting for WLCSP. As such, for the three months ended July 31, 2014, the Company included its share of WLCSP’s earnings from April 1, 2014 to June 30, 2014.

	Three Months Ended
	July 31,
	2014	2013
Equity income	$935	$1,110

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of July 31, 2014, the Company’s direct ownership percentage in XinTec was 4.1%. Separately, VisEra Cayman owns a 15.7% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.8%. The Company accounts for XinTec as a cost method investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

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

Phostek, Inc.

Phostek, Inc. (“Phostek”) is a privately held company that develops and manufactures light emitting diodes in Taiwan. The Company made an investment in Phostek in February 2012, for a total of $2.0 million in cash, and accounted for this investment using the cost method. In July 2013, based on a combination of factors, including Phostek’s accumulated losses and its decision to not pursue any additional fundings to support its original business plans, the Company concluded that the investment in Phostek should be impaired in its entirety. Consequently, the Company recorded an impairment charge of $2.0 million in “Other income (expense), net” for the three months ended July 31, 2013.

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each of the investee’s statement was prepared under US GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended
	July 31,
	2014	2013
Operating data:
Revenues	$28,290	$41,753
Gross profit	7,993	17,403
Income from operations	5,734	14,754
Net income	$6,963	$11,980

China WLCSP Limited

	Three Months Ended
	June 30, 2014	July 31, 2013
Operating data:
Revenues	$22,125	$18,944
Gross profit	12,394	10,211
Income from operations	7,234	7,562
Net income	$7,001	$5,942

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	July 31,	April 30,
	2014	2014
Undistributed earnings of investees	$70,427	$66,772

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the change to the carrying value of the Company’s goodwill during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2014	2013
Beginning balance	$10,227	$10,227
Changes to carrying value	—	—
Ending balance	$10,227	$10,227

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	July 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$30,952	$34,048
Core technology	36,100	28,496	7,604
Patents and licenses	36,066	15,105	20,961
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	249	91
Intangible assets, net	$138,906	$76,202	$62,704

	April 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$28,631	$36,369
Core technology	36,100	27,980	8,120
Patents and licenses	36,066	14,438	21,628
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	240	100
Intangible assets, net	$138,906	$72,689	$66,217

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

The following table presents the amortization of intangible assets recorded by the Company for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2014	2013
Amortization of intangible assets	$1,192	$850
Amortization of acquired patent portfolio	$2,321	$2,321

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2015	$10,417
2016	13,753
2017	13,627
2018	12,546
2019	3,234
Thereafter	9,127
Total	$62,704

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	July 31,	April 30,
	2014	2014
Mortgage loan	$23,514	$23,653
Construction loan	12,161	12,179
	35,675	35,832
Less: amount due within one year	(3,797)	(3,802)
Non-current portion of long-term debt	$31,878	$32,030

As of July 31, 2014, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2015	$415	$3,243	$3,658
2016	554	6,486	7,040
2017	22,545	2,432	24,977
Total	$23,514	$12,161	$35,675

Mortgage Loan

On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the “Santa Clara Property”). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the “Mortgage Loan”). The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of July 31, 2014.

Interest rates under the Mortgage Loan for the dates indicated are set forth below:

	July 31,	April 30,
	2014	2014
Mortgage Loan	1.1%	1.1%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”), a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of July 31, 2014, the total amount outstanding under the Construction Loan was Chinese Yuan 75.0 million, or approximately $12.2 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. The interest rate under the Construction Loan was 5.9% at July 31, 2014 and April 30, 2014, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of July 31, 2014.

Derivative Instruments and Hedging Activities

As indicated above, the Company entered into an interest rate swap in connection with the Mortgage Loan. The swap was set up to reduce the effect of interest rate variability on the Mortgage Loan’s interest payments, and is scheduled to expire in March 2017. The Company has not designated the interest rate swap as a hedging instrument. Consequently, the Company is remeasuring the interest rate swap at fair value at each subsequent balance sheet date, and immediately recognizing any changes to the fair value in earnings. On the condensed consolidated balance sheet, the Company records the swap as either an asset or a liability, depending on whether the fair value represents a gain or loss. (See Note 7.)

The table below presents the location of the swap on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effect on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2014	2013
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains (losses):
Other income (expense), net	$306	$479

	July 31,	April 30,
	2014	2014
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$2,674	$2,980

Note 8 — Net Income Per Share

Basic net income per share is computed by dividing net income attributable to OmniVision by the weighted average number of common shares outstanding during the period.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

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

	Three Months Ended
	July 31,
	2014	2013
Antidilutive common stock subject to outstanding options	1,683,000	2,338,000

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2014	2013
Basic:
Numerator:
Net income	$45,327	$23,061

Denominator:
Weighted average common shares for net income per share	56,583	54,611

Basic net income per share	$0.80	$0.42

Diluted:
Numerator:
Net income	$45,327	$23,061

Denominator:
Denominator for basic net income per share	56,583	54,611
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	1,575	733
Weighted average common shares for diluted net income per share	58,158	55,344

Diluted net income per share	$0.78	$0.42

Note 9 — Fair Value Measurements

The authoritative guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

·                  Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

·                  Level 2 — Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

·                  Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	July 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$5,378	$5,378	$—	$—
U.S. government debt securities and municipal bonds	40,467	—	40,467	—
Corporate debt securities/commercial paper	234,844	—	234,844	—
Total assets	$280,689	$5,378	$275,311	$—
Interest rate swap	(2,674)	—	(2,674)	—
Total liabilities	$(2,674)	$—	$(2,674)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	July 31, 2014
	Total	Level 1	Level 2	Level 3
Cash equivalents	$83,211	$5,378	$77,833	$—
Short-term investments	197,478	—	197,478	—
Total assets	$280,689	$5,378	$275,311	$—
Interest rate swap	(2,674)	—	(2,674)	$—
Total liabilities	$(2,674)	$—	$(2,674)	$—

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

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate their fair values.

For its investment in WLCSP, the Company uses the equity method of accounting. (See Note 5.) As of July 31, 2014, using the per share closing price of the stock of $6.18 on the Shanghai Stock Exchange (categorized as Level 1 for purposes of the fair value hierarchy), the aggregate fair value of the Company’s investment in WLCSP totaled approximately $186.9 million.

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended
	July 31,
	2014	2013
OEMs and VARs	79.7%	81.6%
Distributors	20.3	18.4
Total	100.0%	100.0%

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

	Three Months Ended
	July 31,
	2014	2013
China	$334,247	$278,911
South Korea	24,997	56,137
Japan	23,174	15,511
Taiwan	7,912	8,191
United States	1,611	1,421
All other	14,595	13,517
Total	$406,536	$373,688

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

The Company’s long-lived assets, including its property, plant and equipment, net, long-term investments, land-use rights and other long-term assets, are located in the following countries as of the dates indicated (in thousands):

	July 31,	April 30,
	2014	2014
China	$162,626	$162,207
Taiwan	129,255	126,820
United States	49,542	50,552
All other	672	623
Total	$342,095	$340,202

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the three months ended July 31, 2014 (in thousands):

Additional
Paid-in
Capital
Balance at April 30, 2014	$664,602
Exercise of common stock options	3,071
Employee stock purchase plan	3,744
Employee stock-based compensation	8,449
Withholding tax deduction on restricted stock units	(4,041)
Tax effect from stock-based compensation	938
Write-off of employee stock-based compensation related deferred tax assets	(842)
Balance at July 31, 2014	$675,921

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the three months ended July 31, 2014 (in thousands):

	Balance at April 30, 2014	Other Comprehensive Income Before Reclassification	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at July 31, 2014
Accumulated translation gains (losses)	$2,406	$(39)	$—	$13	$2,380
Accumulated unrealized gains (losses) on available-for-sale securities, net	(28)	(30)	(1)	12	(47)
Total accumulated other comprehensive income	$2,378	$(69)	$(1)	$25	$2,333

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

The following table sets forth the amounts reclassified out of Accumulated Other Comprehensive Income into the Condensed Consolidated Statements of Income and the associated presentation location, for the periods indicated (in thousands):

		Three Months Ended
		July 31,
Comprehensive Income Components	Location	2014	2013
Accumulated unrealized gains (losses) on available-for-sale securities, net
	Other income (expense), net	(1)	—
	Total amounts reclassified out of Accumulated Other Comprehensive Income	$(1)	$—

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended
	July 31,
	2014	2013
Income before income taxes	$33,682	$16,330
Benefit from income taxes	$(11,645)	$(6,731)
Effective income tax rate	(34.6)%	(41.2)%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended July 31, 2014, the discrete adjustments to the Company’s provision for income taxes included the tax benefit resulted from the reduction of unrecognized tax benefits due to the lapse of applicable statutes of limitations in certain foreign jurisdictions, and the tax benefit realized by the Company as a result of its employees’ dispositions of incentive stock awards. These favorable discrete adjustments were partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended July 31, 2014, the Company reduced unrecognized tax benefits by approximately $15.1 million due to the lapse of applicable statutes of limitations in certain foreign jurisdictions. During the three months ended July 31, 2014, the Company accrued an additional $281,000 of interest related to the Company’s unrecognized tax benefits. The Company is currently under tax examination in a foreign jurisdiction starting from the fiscal year ended April 30, 2004. It is possible that this tax examination may be concluded in the next 12 months. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of July 31, 2014, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by approximately $4.4 million due to the lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

During the three months ended July 31, 2014, the Company adopted the accounting guidance issued by the FASB regarding the presentation of certain unrecognized tax benefits in the financial statements. Under the guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance should be applied prospectively to all unrecognized tax benefits, and retrospective application is optional. The Company adopted this guidance prospectively, and as of July 31, 2014, the adoption decreased “Long-term income taxes payable” by approximately $13.3 million, and correspondingly increased “Deferred tax liabilities — non-current” by the same amount.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2014 and 2013

(unaudited)

Note 13 — Commitments and Contingencies

Commitments

During the three months ended July 31, 2014, in an effort to enhance the research and development capabilities of OTC, the Company increased OTC’s registered capital requirement from $12.0 million to $27.0 million. There are no specific deadlines as to when the incremental $15.0 million must be contributed.

During the three months ended July 31, 2014, the Company entered into a development and supply agreement with Powerchip Technology Corporation (“PTC”) pursuant to which the Company would deposit up to $1.0 million with PTC as prepaid wafer credit.

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

For the Three Months Ended July 31, 2014 and 2013

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

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended
Related		July 31,
Party	Description	2014	2013

VisEra	Purchases of color filter and other manufacturing services	$25,162	$38,379
	Rent and other services	$—	$3
	Balances payable at period end, net	$17,735	$34,174

WLCSP	Purchases of packaging services	$3,549	$—
	Balances payable at period end, net	$1,809	$—

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the continuing shift of our sales towards our OmniBSI-2 devices, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers’ future actions, the timing of the production of our products, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the ability of our suppliers to cost effectively expand to meet supply needs, the continued importance of the mobile phone market to our business, our expectations regarding market preferences with respect to image sensor technologies, the continued concentration of manufacturers in the mobile phone market, the further expansion of the smartphone segment within the mobile phone market, our ability to benefit from any future sales trends in China, India or other non-U.S. jurisdictions, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions, our ability to improve our inventory turnover and to generate positive cash flow, the effects of adjustments to our tax positions and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 42 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

New Products

In August 2013, we introduced our first 10.5-megapixel camera solution with a RGB Clear, or RGBC, color filter. The camera solution comprises the OV10820, a 1/2.6-inch 10.5-megapixel image sensor with a RGBC color filter, and the OV660, a companion chip that can convert the RGBC data into standard RGB Bayer data. The OV10820 utilizes a 1.4- µm OmniBSI-2 pixel architecture, and can record full-resolution 10.5-megapixel video at 30 frames per second, or FPS, 4K2K video at 30 FPS, and 1080p high definition, or HD, video at 60 FPS. The OV660 can convert RGBC data from a primary image sensor of up to 20-megapixels in resolution and a secondary front-facing image sensor. This chipset solution is designed for advanced smartphones and tablets.

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

In November 2013, we introduced the OV4689, a 4-megapixel CameraChip sensor in a native 16:9 format, designed for surveillance and security applications. The 1/3-inch OV4689, based on our 2-µm OmniBSI-2 pixel architecture, can capture full-resolution 4-megapixel HD video at 90 FPS, 1080p HD at 120 FPS with electronic image stabilization, or EIS, and 720p HD at 180 FPS.

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

In November 2013, we launched our PureCel product line and introduced the OV13850, our first PureCel 13-megapixel image sensor. The 1/3.06-inch OV13850 is designed to address the needs of high-end smartphones and tablet. It operates at 30 FPS for zero shutter lag and can seamlessly transition between recording video and still images. The OV13850 supports 4K2K ultra-high definition video at 30 FPS with full horizontal field of view and EIS. The OV13850 also supports 1080p HD video at 60 FPS with EIS and the timing for high dynamic range, or HDR, video in 1080p HD video mode at 30 FPS.

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

In May 2014, we introduced the OV5670, our first 5-megapixel PureCel image sensor with 1.12-µm pixels. The 1/5-inch OV5670 is designed for both front- and rear-facing camera applications in smartphones and tables. It is capable of capturing full resolution 5-megapixel images at 30 FPS, quad HD video at 30 FPS, cropped 1080p HD at 60 FPS, or 720p HD at 60 FPS.

In May 2014, we also introduced the OV10640, our first automotive image sensor built on OmniBSI technology, and the OV490, a companion chip that enables high-quality image and video processing. The 1.3-megapixel OV10640 can reproduce HDR scenery with up to 120 dB, and is capable of recording full-resolution 1.3-megapixel video at 60 FPS. The OV490 is a companion processor that enables simultaneous output of fully processed YUV or RGB data for display-based applications and RAW data for machine-vision downstream processing.

In June 2014, we introduced the OV2740, a full high-definition PureCel image sensor with 1.4-µm backside illuminated pixels. Designed for front-facing cameras in smartphones, tablets, and notebooks, the OV2740 can record 1080p HD video at 60 FPS and 720p HD video at 90 FPS. It also has a light-sensing mode and a ultra-low power mode, allowing it to be used in motion detection or gesture control applications. Additionally, the OV2740 is stereo ready with frame synchronization, making it capable of supporting depth perception applications.

Capital Resources

As of July 31, 2014, we held approximately $326.7 million in cash and cash equivalents and approximately $197.5 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash, cash equivalents and short-term investments will be significantly affected by current instability in the global financial markets.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

In the past, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. For example, in fiscal 2014, macroeconomic conditions appeared to continue to improve, and our annual sales increased slightly when compared to fiscal 2013. However, for the second half of fiscal 2014, we actually experienced a decline in sales when compared to the similar period in fiscal 2013. Given the continuing uncertainties in current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 5.1 billion image sensors, including approximately 250 million in the three months ended July 31, 2014. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

We outsource the wafer fabrication and packaging of our image-sensor products to third parties and our investee companies. We outsource the color filter and micro-lens phases of production to VisEra Technologies Company, Ltd., or VisEra, our joint venture with Taiwan Semiconductor Manufacturing Company Limited, or TSMC. This approach allows us to focus our resources on the design, development, marketing and testing of our products and to significantly reduce our capital requirements.

To increase and enhance our production capabilities, we work closely with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities at which our products can be produced. In addition, we outsource some of our wafer fabrication needs to Powerchip Technology Corporation, or PTC. During the three months ended July 31, 2014, we also started to ship products that were fabricated by Shanghai Huali Microelectronics Corporation, or Huali, and Wuhan Xinxin Semiconductor Manufacturing Corporation, or XMC. Huali and XMC are the newest additions to our list of qualified wafer fabrication suppliers. Our investments in VisEra and two other key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production and assembly operations, which we had previously outsourced to them.

We currently perform the final testing of our packaged products at our own facility in China. As necessary, we will make further investments to expand our testing and production capacity, as well as our overall capability to design additional custom products for our customers.

Since our customers’ end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us. We have recently experienced growth in the China market and anticipate that this market will continue to be a substantial source of our future revenues. In addition, we expect that the India market will become a more significant source of future revenues for us over the next few years.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Many of the products using our image sensors, such as mobile phones, entertainment applications such as tablets, notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to macroeconomic uncertainties and changes in our end-user customer demands in the past several years, the seasonal cycle of our business has been less predictable. For example, in fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. This change in end-user demand mix altered our quarterly sales pattern in fiscal 2014. Given the current economic environment and continued changes in our end-user demands, we remain cautious toward our near-term business prospects and the return of the historical seasonal cycle of our business. While we believe that the market opportunities represented by mobile phones and entertainment applications such as tablets remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

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

In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future, especially if sales of mobile phones that use our products continue to shift from those made by end-user customers located in North America to those made by end-user customers located in Asia, where we continue to experience strong pricing pressure. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products such as our CameraCubeChip products, which carry a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products could help to mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

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

Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. At times, the semiconductor industry may experience supply constraints, and if we were unable to manage our products appropriately to meet our customers’ product demands, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cut back their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we also increased significantly our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2015, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014. There have been no material changes in any of our critical accounting policies since April 30, 2014.

Results of Operations

The following table sets forth the results of our operations as percentages of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended
	July 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues	78.3	82.6
Gross margin	21.7	17.4

Operating expenses:
Research, development and related	8.5	7.4
Selling, general and administrative	4.7	4.9
Amortization of acquired patent portfolio	0.6	0.6
Total operating expenses	13.8	12.9

Income from operations	7.9	4.5
Equity in earnings of investee	0.2	0.3
Interest expense, net	(0.1)	(0.1)
Other income (expense), net	0.3	(0.3)
Income before income taxes	8.3	4.4

Benefit from income taxes	(2.8)	(1.8)
Net income	11.1%	6.2%

Three Months Ended July 31, 2014 as Compared to Three Months Ended July 31, 2013

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended July 31, 2014 increased by 8.8% to $406.5 million from $373.7 million for the three months ended July 31, 2013. The increase in revenues was primarily due to a 19.4% increase in unit sales, driven by an increase in unit shipment of our 3 to 5-megapixel products. The increase in unit sales was partially offset by a 8.9% decrease in our ASPs, reflecting general price erosions for our 3 to 5-megapixel and 8-megapixel and above products. The increase in unit shipment of our 3 to 5-megapixel products in the three months ended July 31, 2014, as compared to the three months ended July 31, 2013, was principally attributable to an increase in unit shipments into the mobile phone market.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended July 31, 2014 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	July 31,
	2014	2013
OEMs and VARs	79.7%	81.6%
Distributors	20.3	18.4
Total	100.0%	100.0%

OEMs and VARs.  In the three months ended July 31, 2014, two OEM customers accounted for approximately 14.2% and 11.3% of our revenues, respectively. In the three months ended July 31, 2013, two OEM customers accounted for approximately 12.4% and 11.5% of our revenues, respectively. For the three months ended July 31, 2014 and 2013, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended July 31, 2014 was primarily attributable to changes in product volumes shipped to our key customers during this period.

Distributors.  In the three months ended July 31, 2014 and 2013, one distributor customer accounted for approximately 12.1% and 11.4% of our revenues, respectively. For the three months ended July 31, 2014 and 2013, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2014 and 2013:

	Three Months Ended
	July 31,
	2014	2013
Domestic sales	0.4%	0.4%
Foreign sales	99.6	99.6
Total	100.0%	100.0%

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross Profit

Our gross margin in the three months ended July 31, 2014 increased to 21.7% from 17.4% for the three months ended July 31, 2013. The year-over-year increase in gross margin reflected the beginning shipment of our newer PureCel products, and a continued reduction in the production costs of our OmniBSI-2 products. Our OmniBSI-2 products constitute a significant percentage of our total product shipments. These improvements in product costs were partially offset by a decrease in ASPs as a result of general price erosion. Net effects on gross margin from the sale of previously written-down products and write-down of inventories also contributed favorably to the year-over-year increase in gross margin. We experienced an increase in the write-down of inventories which totaled approximately $10.2 million during the three months ended July 31, 2014, as compared to $9.4 million in the similar prior year period. We also recorded an increase in the sales of previously written-down products in the three months ended July 31, 2014, which totaled $4.1 million, as compared to $1.0 million during the same period in the prior fiscal year. We recorded approximately $1.0 million in stock-based compensation expense to cost of revenues during the three months ended July 31, 2014 and 2013, respectively.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for the three months ended July 31, 2014 increased to approximately $34.7 million from approximately $27.7 million for the three months ended July 31, 2013. As a percentage of revenues, research, development and related expenses for the three months ended July31, 2014 and 2013 represented 8.5% and 7.4%, respectively.

The increase in research, development and related expenses of approximately $7.0 million, or 25.4%, for the three months ended July 31, 2014 from the similar period in the prior year resulted from: a $3.3 million increase in non-recurring engineering expenses related to new product development, a $2.7 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, and a $466,000 increase in stock-based compensation expense. We anticipate that research, development and related expenses for our second quarter of fiscal 2015 will increase slightly when compared to our first quarter of fiscal 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for the three months ended July 31, 2014 increased slightly to approximately $19.2 million from $18.2 million for the three months ended July 31, 2013. As a percentage of revenues, selling, general and administrative expenses represented 4.7% and 4.9% for the three months ended July 31, 2014 and 2013, respectively.

The increase in selling, general and administrative expenses of approximately $1.0 million, or 5.5%, for the three months ended July 31, 2014 from the similar period in the prior year resulted primarily from a $1.0 million increase in salary and payroll-related expenses. We anticipate that our selling, general and administrative expenses for our second quarter of fiscal 2015 will remain comparable to our first quarter of fiscal 2015.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended July 31, 2014 and 2013.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Equity in Earnings of Investee

Equity in earnings of investee for the three months ended July 31, 2014 totaled $0.9 million, as compared to $1.1 million in the prior year. Equity in earnings of investee represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, decreased to $455,000 in the three months ended July 31, 2014 from $0.5 million in the prior year period. The $86,000 decrease in interest expense, net, resulted from a $150,000 increase in interest income, offset by a $64,000 increase in interest expense. The increase in interest income was attributable to an increase in cash, cash equivalents, and short-term investments. The increase in interest expense was attributable to the accretion of interest associated with a license agreement that we entered into with the California Institute of Technology in January 2014.

Other Income (Expense), Net

Other income (expense), net, for the three months ended July 31, 2014 was an income of $1.0 million, as compared to an expense of $1.2 million in the prior year. Other income (expense), net, for the three months ended July 31, 2014 included $351,000 of income associated with the leasing out of our office space in Shanghai, China, a $306,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, a $193,000 gain from foreign exchange, and $180,000 of dividends distributed by XinTec, Inc., or XinTec. Other income (expense), net, for the three months ended July 31, 2013 included a $2.0 million impairment charge for our investment in Phostek, Inc., or Phostek, partially offset by a $479,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, $332,000 of income associated with the leasing out of our office space in Shanghai, China, $202,000 of dividends distributed by Tong Hsing Electronic Industries, Limited, or Tong Hsing, and $33,000 of dividends distributed by XinTec. We wrote off our investment in Phostek based on our assessment of Phostek’s financial condition and its decision to abandon its original business plans.

Benefit from Income Taxes

We generated approximately $33.7 million and $16.3 million in income before income taxes for the three months ended July 31, 2014 and 2013, respectively. We recorded benefit from income taxes of approximately $11.6 million and $6.7 million for the three months ended July 31, 2014 and 2013, respectively, resulting in effective tax rates of (34.6)% and (41.2)% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended July 31, 2014, the discrete adjustments to our provision for income taxes included the tax benefit resulted from the reduction of unrecognized tax benefits due to the lapse of applicable statutes of limitations in certain foreign jurisdictions, and the tax benefit realized as a result of our employees’ dispositions of incentive stock awards. These favorable discrete adjustments were partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended July 31, 2014, we reduced unrecognized tax benefits by approximately $15.1 million due to the lapse of applicable statutes of limitations in certain foreign jurisdictions. We also accrued an additional $281,000 of interest related to our unrecognized tax benefits. We are currently under tax examination in a foreign jurisdiction starting from the fiscal year ended April 30, 2004. It is possible that this tax examination may be concluded in the next 12 months. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of July 31, 2014, we anticipate that the balance of gross unrecognized tax benefits will decrease by approximately $4.4 million due to the lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Our principal sources of liquidity as of July 31, 2014 consisted of cash, cash equivalents and short-term investments totaling $524.2 million.

Liquidity

Our working capital increased by $44.8 million to $744.8 million as of July 31, 2014, as compared to $700.0 million as of April 30, 2014. Our working capital increased as a result of a $73.2 million increase in cash, cash equivalents and short-term investments primarily due to cash provided by operating activities; a $17.2 million increase in inventories due to an increase in inventory purchases; a $4.3 million increase in accounts receivable, net; and a $1.7 million decrease in income tax payable. These increases in working capital were partially offset by: a $40.7 million increase in accounts payable resulting from the increase in inventory purchases; a $6.9 million increase in deferred revenues, less cost of revenues; a $2.3 million decrease in deferred income taxes; and a $1.6 million increase in accrued expenses and other current liabilities.

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world. As of July 31, 2014, the amount of cash, cash equivalents and short-term investments held by foreign subsidiaries totaled approximately $247.5 million. In the event these funds from foreign subsidiaries are needed to fund operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

In March 2007, we purchased our Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan. As of July 31, 2014, the principal amount outstanding under the Mortgage Loan was $23.5 million.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of July 31, 2014, the principal amount outstanding under the Construction Loan was $12.2 million.

Cash Flows from Operating Activities

For the three months ended July 31, 2014, net cash provided by operating activities totaled approximately $71.5 million as compared to approximately $26.0 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $45.3 million for the three months ended July 31, 2014; adjustments for non-cash charges of $10.2 million in write-down of inventories, $8.9 million in depreciation and amortization, $8.4 million in stock-based compensation and $4.4 million in gain on equity investments, net; a $42.1 million increase in accounts payable; a $6.8 million increase in deferred revenues, less cost of revenues; and a $2.8 million decrease in deferred income taxes. These increases were offset by: a $24.0 million increase in inventories; a $16.1 million decrease in income taxes payable; a $4.5 million decrease in accrued expenses and other current liabilities; and a $4.3 million increase in accounts receivable, net. The $42.1 million increase in accounts payable was caused by an increase in inventory purchases. Our increase in inventory purchases also resulted in a $24.0 million increase in inventories. The $16.1 million decrease in income tax payable resulted primarily from a $15.1 million reduction in our unrecognized tax benefits when the applicable statutes of limitations in certain foreign jurisdictions lapsed.

The principal components of the net cash provided by operating activities during the three months ended July 31, 2013 were: net income of approximately $23.1 million for the three months ended July 31, 2013; adjustments for non-cash charges of $9.4 million in write-down of inventories, $8.5 million in stock-based compensation, $7.3 million in depreciation and amortization, and $5.0 million in gain on equity investments, net; a $8.8 million increase in deferred revenues, less cost of revenues; a $2.4 million decrease in deferred income taxes; a $1.4 million decrease in prepaid expenses and other assets; and a $0.9 million increase in accrued expenses and other current liabilities. These increases were offset by: a $10.4 million decrease in income tax payable; a $8.0 million increase in accounts receivable, net; a $7.0 million decrease in accounts payable; and a $5.0 million increase in inventories. The $10.4 million decrease in

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

income tax payable resulted primarily from a $8.9 million reduction in our unrecognized tax benefits when the applicable statutes of limitations in certain foreign jurisdictions lapsed. The $8.0 million increase in accounts receivable, net was caused by the increased amount of revenues recorded during the three months ended July 31, 2013 as compared to the three months ended April 30, 2013.

Cash Flows from Investing Activities

For the three months ended July 31, 2014, our net cash used in investing activities totaled approximately $50.3 million, as compared to approximately $28.8 million for the corresponding period in the prior year. The amount of net cash used in investing activities during the three months ended July 31, 2014 represented the use of $116.4 million in purchases of short-term investments, and $5.2 million in purchases of property, plant and equipment, net of sales, partially offset by $71.2 million in net proceeds from sales or maturities of short-term investments. For the three months ended July 31, 2013, our net cash used in investing activities represented the use of $40.8 million in purchases of short-term investments, and $7.1 million in purchases of property, plant and equipment, net of sales, partially offset by $19.0 million in net proceeds from sales or maturities of short-term investments

Cash Flows from Financing Activities

For the three months ended July 31, 2014, net cash provided by financing activities totaled approximately $7.6 million, as compared to net cash provided by financing activities of approximately $9.5 million for the corresponding period in the prior year. The amount of net cash provided by financing activities during the three months ended July 31, 2014 represented $6.8 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $0.9 million in excess tax benefits from stock-based compensation, partially offset by $138,000 used to repay long-term borrowings. For the three months ended July 31, 2013, our net cash provided by financing activities represented $8.9 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $0.7 million in excess tax benefits from stock-based compensation, partially offset by $138,000 used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended July 31, 2014, in an effort to enhance the research and development capabilities of OTC, we increased its registered capital requirement from $12.0 million to $27.0 million. There are no specific deadlines as to when the incremental $15.0 million must be contributed.

During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid wafer credit.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and the foreseeable future. Other than normal working capital requirements, we expect our capital requirements totaling approximately $70.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations and Commercial Commitments :
Operating leases	$14,936	$5,981	$6,226	$1,543	$1,186
Debt obligations(1)	35,675	3,797	31,878	—	—
Purchase obligations(2)	226,792	226,792	—	—	—
Total contractual obligations	277,403	236,570	38,104	1,543	1,186
Other Commercial Commitments:
Investment in OTC(3)	15,000	15,000	—	—	—
Prepaid wafer credit(4)	1,000	1,000	—	—	—
Total commercial commitments	16,000	16,000	—	—	—
Total contractual obligations and commercial commitments	$293,403	$252,570	$38,104	$1,543	$1,186

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of July 31, 2014, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $23.5 million and $12.2 million, respectively. See Note 7 - “Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

(2)         Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)         During the three months ended July 31, 2014, in an effort to enhance the research and development capabilities of OTC, we increased its registered capital requirement from $12.0 million to $27.0 million. See Note 13 - “Commitments and Contingencies” to our condensed consolidated financial statements.

(4)         During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid wafer credit. See Note 13 - “Commitments and Contingencies” to our condensed consolidated financial statements.

As of July 31, 2014, the long-term income taxes payable, including estimated interest and penalties, was $58.8 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of July 31, 2014 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, revised the authoritative guidance on reporting discontinued operations. The revised guidance specifies that a disposal of a component of an entity or a group of components of an entity is required to be reported in a discontinued operation if the disposal represents a strategic shift that has, or will have a major effect on an entity’s operations and financial results. The guidance also changes the requirements for reporting discontinued operations which requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for us beginning in the first quarter of fiscal 2016. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

In May 2014, the FASB issued new authoritative guidance for revenue recognition. The new revenue recognition guidance provides a comprehensive framework to address revenue recognition issues for all contracts with customers, and supersedes most previously-issued industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle and apply the new guidance, entities will follow a five-step approach: Step 1) identify the contracts with the customer; Step 2) identify the separate performance obligations in the contract; Step 3) determine the transaction price; Step 4) allocate the transaction price to separate performance obligations; and Step 5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The guidance is effective for us beginning in the first quarter of fiscal 2018. We have not yet selected the transition method, and are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

As of July 31, 2014, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2014 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of July 31, 2014, the principal amount outstanding under the Construction Loan was approximately $12.2 million. As of July 31, 2014, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.2 million of additional remeasurement losses. As of July 31, 2014, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.2 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income (expense), net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three months ended July 31, 2014.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. Interest rate under the Construction Loan was 5.9% at July 31, 2014. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until the next anniversary of the earliest drawdown, which will be September 2014, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three months ended July 31, 2014.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended July 31, 2014, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Claim construction briefing has been submitted, and the parties await scheduling of a claim construction hearing. On January 22, 2014, TSMC filed a motion for summary judgment of noninfringement, TSMC’s motion for summary judgment is fully briefed. We expect to vigorously defend ourselves against Ziptronix’s allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2014 Annual Report on Form 10-K filed with the SEC on June 30, 2014. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

If we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end-user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, alteration, cancellation or reduction of purchase orders, a change in purchasing patterns or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers’, including their key end-user customers’, demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end-user customers, and that are efficiently and successfully integrated into their products. In addition, on August 14, 2014, we received an unsolicited proposal from Hua Capital Management Ltd., or HCM, a Beijing based investment management company, to acquire all of our outstanding shares for $29.00 per share in cash. HCM’s offer may create uncertainty for our current and potential customers, which could cause them to terminate, or not to renew or enter into, agreements with us. Our board of directors is reviewing and evaluating HCM’s proposal, but as of the date of the filing of this Quarterly Report on Form 10-Q, no decision has been made with respect to the proposed transaction.

In fiscal 2014, approximately 55.1% of our revenues came from sales to our top five customers. In addition, in the three months ended July 31, 2014, approximately 50.7% of our revenues came from sales to our top five customers, including four OEM customers that accounted for approximately 14.2%, 11.3%, 7.4% and 5.8% of our revenues, respectively, and one distributor customer that accounted for approximately 12.1% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2014 and the three months ended July 31, 2014. In addition, during the second half of fiscal 2014 and the three months ended July 31, 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. We anticipate that sales outside of the United States, in particular in China and the emerging market in India, will account for a substantial portion of our revenues in future periods. We continue to invest resources in China and India in anticipation of continued revenues from these markets. Dependence on sales to foreign customers, in particular in China and India, involves certain risks, including:

·                  increased price competition, in particular in the China market;

·                  longer payment cycles;

·                  the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

·                  decreased visibility as to future demand;

·                  difficulties in accounts receivable collections; and

·                  burdens of complying with a wide variety of foreign laws and labor practices.

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

A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we had to request our suppliers to install new equipment and tooling, which increased the production costs for these new products. Because we experienced increased sales of our OmniBSI-2 products in fiscal 2013 and 2014 and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2015, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. If we are unable to sufficiently increase our ASPs to offset these higher production costs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

Reductions in our average selling prices may lower our revenues and, as a result, may reduce our gross margins.

We have experienced and expect to continue to experience pressure to reduce the selling prices of our products, and our ASPs have generally declined over time as a result. Competition in our product markets is intense and as competition continues to intensify, we anticipate that these pricing pressures will increase. Consequently, we expect that the ASPs for many of our products will continue to decline over time. If sales of mobile phones that use our products continue to shift from those made by end-user customers located in North America to those made by end-user customers located in Asia, we anticipate that this trend will place additional pressure on the pricing of our products due to the strong pricing pressure that we continue to experience in Asia. Unless we can increase unit sales sufficiently to offset these declines in our ASPs, our revenues will decline. Reductions in our ASPs have adversely affected our gross margins, and unless we can reduce manufacturing costs to compensate, additional reductions in our ASPs will continue to adversely affect our gross margins and could materially and adversely affect our operating results and impair our financial condition. Historically, we have increased and are likely to continue to increase our research, development and related expenses in the long-term to continue the development of new image-sensor products that can be sold at higher selling prices and/or manufactured at lower cost. If we are unable to timely introduce new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, or if we are unable to successfully develop more cost-effective technologies, our financial results could be adversely affected.

Sales of our image-sensor products for mobile phones, including smartphones, account for a large portion of our revenues, and any decline in sales to the mobile phone market or failure of this market and other emerging markets to continue to grow as expected could adversely affect our results of operations.

Sales to the mobile phone market, including smartphones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 61% of our revenues in fiscal 2014. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2015 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 54% of the annual unit sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, such as the cutback we experienced in our second quarter of fiscal 2012, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to correctly forecast customer demand and timely deliver products at competitive prices, our results of operations, business and prospects would be materially and adversely affected. In the past, we have experienced problems accurately forecasting customer demand in our target markets. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in this market in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand, especially if our customer demand were to become volatile. We may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2015, especially in the consumer-oriented product markets, which can continue to affect our ability to accurately forecast customer demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

Our failure to successfully develop new products that achieve market acceptance in a timely fashion and that can be efficiently and successfully integrated with our customers’, including their key end-user customers’, products could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products. For example, during the first half of fiscal 2012, we experienced an unanticipated extension in the product development cycle of our OV8830 product. This delayed the production ramp up of this new sensor. By the end of our second quarter of fiscal 2012, we were only shipping this product in very limited quantities, which had an adverse effect on our revenues. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

·                  accurate prediction of market requirements and evolving standards, including imaging pixel resolution, output interface standards, power requirements, optical lens size, input standards and operating systems for webcams and other platforms;

·                  development of advanced technologies and capabilities, including our CameraCubeChip, OmniBSI, OmniBSI+ and OmniBSI-2 technologies;

·                  timely development completion and introduction of new CMOS image sensors that satisfy our customers’, including their key end customers’, requirements and specifications;

·                  development of products that maintain technological advantages over the products of our competitors, including advantages with respect to the functionality and imaging pixel capability of our image-sensor products and our proprietary testing processes; and

·                  market acceptance of the new products, including our PureCel sensors.

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

Unlike some of our larger competitors, we do not own or operate a semiconductor fabrication facility. Instead, we rely on TSMC, PTC, Huali and XMC to produce all of our wafers. Historically, we have relied on TSMC to provide us with a substantial majority of our wafers. As a part of our joint venture agreement with TSMC, TSMC has agreed to commit substantial wafer manufacturing capacity to us in exchange for our commitment to purchase a substantial portion of our wafers from TSMC, subject to pricing and technology requirements.

We secure manufacturing capacity in any particular period on a purchase order basis. The foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. In general, our reliance on third party foundries involves a number of significant risks, including:

·                  reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

·                  lack of guaranteed production capacity or product supply;

·                  unavailability of, or delayed access to, next generation or key process technologies; and

·                  financial difficulties or disruptions in the operations of third party foundries due to causes beyond our control.

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

The current global economic conditions could materially affect our foundries and cause them to be unable to provide necessary services to us. In addition, the unsolicited acquisition proposal that we recently received from HCM may create uncertainty for our foundries, which could cause them to terminate, or not to renew or enter into, agreements with us, or to otherwise change the way in which they have historically provided services to us. If TSMC, PTC, or any of our other foundries were unable to continue manufacturing our wafers in the required quantities, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases, we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also develop their own image-sensor products and we would have to identify and qualify other sources for these products.

We rely on a joint venture company for color filter application and on third party service providers for packaging and other back-end services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

We rely on VisEra for the color filter application of our completed wafers. In addition, we rely on Lingsen and Tong Hsing for substantially all of our ceramic chip packages. We rely on XinTec and WLCSP, both being investee companies, for chip scale package, or CSP, packaging, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in chip-on-board, or COB, packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers’ ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. For example, in fiscal 2014, macroeconomic conditions appeared to continue to improve, and our annual sales increased slightly when compared to fiscal 2013. However, for the second half of fiscal 2014, we actually experienced a decline in sales when compared to the similar period in fiscal 2013. Given the continuing uncertainties in current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our quarterly operating results have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future based on a number of factors, many of which are beyond our control. These factors and other industry risks, many of which are more fully discussed in our other risk factors, include, but are not limited to:

·                  our gain or loss of a large customer, or cutbacks in orders from such customers;

·                  the timing and size of orders from our customers;

·                  the volume and mix of our product sales;

·                  competitive pricing pressures and ASPs, in particular in the China market;

·                  production costs for our products;

·                  our ability to accurately forecast demand for our products;

·                  our ability to achieve acceptable wafer manufacturing or back-end processing yields;

·                  our ability to achieve design wins;

·                  our ability to manage our product transitions;

·                  the availability of production capacity at the suppliers that manufacture our products or process our products;

·                  the growth of the market for products and applications using CMOS image sensors;

·                  the volume of our product returns;

·                  the seasonal nature of customer demand for our products;

·                  the deferral of customer orders in anticipation of new products, product designs or enhancements;

·                  the announcement and introduction of products and technologies by our competitors;

·                  adverse changes in domestic or global economic conditions;

·                  the fair value of our interest rate swaps;

·                  the impairment of our intangible assets or other long-lived assets;

·                  the level of our operating expenses; and

·                  fluctuations in our effective tax rate from quarter to quarter.

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

In recent years, there has been significant litigation in the United States involving intellectual property rights, including in the semiconductor industry. We have in the past been, currently are and may in the future be, subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. These claims may increase as our intellectual property portfolio becomes larger or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation against us would likely be time-consuming and expensive to resolve and would divert management’s time and attention and could also force us to take actions such as:

·                  ceasing the sale or use of products or services that incorporate the infringed intellectual property;

·                  obtaining from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

·                  redesigning those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses and delay and prevent us from selling the products until the redesign is completed, if at all.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $23.5 million as of July 31, 2014. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Condensed Consolidated Balance Sheets. We record its fair value change in our Condensed Consolidated Statements of Income, in “Other income (expense), net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreement. However, we do not anticipate non-performance by the counterparty.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

Many of the products using our image sensors, such as mobile phones, cameras for entertainment applications, such as tablets, notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to macroeconomic uncertainties and changes in our end-user customer demands in the past several years, the seasonal cycle of our business has been less predictable. Given the current economic environment and continued changes in our end-user demands, we remain cautious towards the return of the historical seasonal cycle of our business. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

There are risks associated with our operations in China.

In December 2000, we established OmniVision Semiconductor (Shanghai) Co. Ltd., or OSC, primarily for the testing of our image-sensor products. In October 2008, we formed Shanghai OmniVision Semiconductor Technology Co. Ltd., or OST, for the purpose of expanding our testing capabilities. In October 2010, through OTC, we constructed research facilities in Shanghai. In April 2011, we also formed OmniVision Optoelectronics Technologies (Shanghai) Co. Ltd. for the purpose of expanding our manufacturing capabilities for CameraCubeChip production. Then in July 2013, we formed OmniVision Technologies (Wuhan) Co. Ltd. to support our growing research and development efforts. There are certain administrative, legal and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

·                  difficulties in staffing and managing foreign operations, particularly in attracting and retaining personnel qualified to design, sell, test and support our products;

·                  difficulties in managing employee relations;

·                  implications of the ongoing general labor disputes in China;

·                  increases in the value of the Chinese Yuan, or CNY;

·                  difficulties in coordinating our operations in China with those in California;

·                  difficulties in enforcing contracts in China;

·                  difficulties in protecting intellectual property;

·                  diversion of management attention;

·                  imposition of burdensome governmental regulations;

·                  difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

·                  political and economic instability, which could have an adverse impact on foreign exchange rates in Asia and could impair our ability to conduct our business in China; and

·                  inadequacy of the local infrastructure to support our operations.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2014, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $62.7 million and our long-term investments totaled approximately $158.4 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash, cash equivalents and short-term investments, in total, has increased over the three months ended July 31, 2014, primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and foreseeable future, if we are unable to sell our inventories or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As of July 31, 2014, we held cash and cash equivalents totaling $326.7 million, and short-term investments totaling $197.5 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of July 31, 2014, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

We may acquire, or invest in, businesses that offer products, services and technologies that we believe would complement our products, including CMOS image-sensor manufacturers. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. In addition, any future acquisition or substantial investment could present numerous risks, including:

·                  difficulty in realizing the potential technological benefits of the transaction;

·                  difficulty in integrating the technology, operations or work force of the acquired business with our existing business;

·                  unanticipated expenses related to technology integration;

·                  disruption of our ongoing business;

·                  difficulty in realizing the potential financial or strategic benefits of the transaction;

·                  difficulty in maintaining uniform standards, controls, procedures and policies;

·                  possible impairment of relationships with employees, customers, suppliers and strategic partners as a result of integration of new businesses and management personnel;

·                  reductions in our future operating results from amortization of intangible assets;

·                  impairment of resulting goodwill; and

·                  potential unknown or unexpected liabilities associated with acquired businesses.

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

Our growth has placed, and will continue to place, a significant strain on our management and other resources. To manage our growth effectively, we must, among other things:

·                  continuously improve our operational, financial and accounting systems;

·                  train, manage and maintain good relations with our existing employee base in both our U.S. and international locations;

·                  attract and retain qualified personnel with relevant experience; and

·                  effectively manage accounts receivable and inventory.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax law is subject to legal and factual interpretation, judgment and uncertainty. We are currently subject to an ongoing tax examination in a foreign jurisdiction starting from the fiscal year ended April 30, 2004 that could result in us having to make material tax payments if the examination is not settled in our favor. Furthermore, tax laws themselves are subject to change. For example, the U.S. Congress may introduce tax reform proposals that will affect the taxation of foreign earnings. The Group of Twenty Finance Ministers and Central Bank Governors, or G-20, has also approved an action plan from the Organization for Economic Co-operation and Development to address perceived problems of corporate income tax avoidance through aggressive tax planning. Consequently, taxing authorities may impose tax assessments or judgments against us that could result in a significant charge to our earnings or otherwise negatively impact our financial results.

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

During fiscal 2014 and the three months ended July 31, 2014, approximately 18.8% and 20.3%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

·                  manage a more complex supply chain;

·                  manage the level of inventory at each distributor;

·                  provide for credits, return rights and price protection;

·                  estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

·                  monitor the financial condition and creditworthiness of our distributors.

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

Our success also depends on our ability to identify, attract and retain qualified sales, marketing, finance, management and technical personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. The unsolicited acquisition proposal that we recently received from HCM may create uncertainty for our employees, which could adversely affect our ability to retain key employees and hire new talents. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues, operations and product development efforts could be harmed.

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

New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in the manufacturing of our products.

As a public company, we are subject to new requirements under the Dodd-Frank Act of 2010 that require us to exercise due diligence, disclose and report whether or not our products contain conflict minerals The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the minerals used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control that may prevent our stockholders from selling our common stock at a profit.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through September 2, 2014, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.18 per share. The closing sales price of our common stock on September 2, 2014 was $27.17 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as the outcome of the unsolicited acquisition proposal that we recently received from HCM, and general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

·                  developments or announcements with respect to the unsolicited acquisition proposal that we recently received from HCM;

·                  actual or anticipated fluctuations in our operating results;

·                  changes in expectations as to our future financial performance;

·                  changes in financial estimates of securities analysts;

·                  release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

·                  sales or the perception in the market of possible sales of shares of our common stock by our directors, officers, employees or principal stockholders;

·                  changes in market valuations of other technology companies; and

·                  announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

·                  adjusting the price, rights, preferences, privileges and restrictions of preferred stock without stockholder approval;

·                  providing for a classified board of directors with staggered, three-year terms;

·                  requiring supermajority voting to amend some provisions in our certificate of incorporation and bylaws;

·                  limiting the persons who may call special meetings of stockholders; and

·                  prohibiting stockholder actions by written consent.

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

Dated: September 5, 2014

	By:	/s/ Shaw Hong
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 5, 2014

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