Form 10-Q
period 2014-10-31
OMNIVISION TECHNOLOGIES INC
filed 2014-12-08
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

At December 2, 2014, 57,985,566 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 31,	April 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$313,995	$297,952
Short-term investments	211,170	152,993
Accounts receivable, net	171,805	172,472
Inventories	340,036	270,935
Deferred income taxes	3,415	4,973
Prepaid expenses and other current assets	14,854	6,576
Total current assets	1,055,275	905,901
Property, plant and equipment, net	149,482	153,792
Long-term investments	143,149	154,409
Goodwill	10,227	10,227
Intangibles, net	59,232	66,217
Other long-term assets	24,669	32,529
Total assets	$1,442,034	$1,323,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,960	$142,012
Accrued expenses and other current liabilities	33,574	31,959
Income taxes payable	7,364	2,316
Deferred revenues, less cost of revenues	20,368	25,783
Current portion of long-term debt	3,808	3,802
Total current liabilities	247,074	205,872
Long-term liabilities:
Long-term income taxes payable	56,699	86,498
Non-current portion of long-term debt	31,771	32,030
Other long-term liabilities	23,819	11,818
Total long-term liabilities	112,289	130,346
Total liabilities	359,363	336,218

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 78,261 shares issued and 57,662 outstanding at October 31, 2014 and 76,681 shares issued and 56,082 outstanding at April 30, 2014, respectively	78	77
Additional paid-in capital	687,070	664,602
Accumulated other comprehensive income	2,352	2,378
Treasury stock, 20,599 at October 31, 2014 and April 30, 2014, respectively	(278,683)	(278,683)
Retained earnings	671,854	598,483
Total stockholders’ equity	1,082,671	986,857
Total liabilities and stockholders’ equity	$1,442,034	$1,323,075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues	$394,045	$397,249	$800,581	$770,937
Cost of revenues	307,548	322,383	625,664	630,910
Gross profit	86,497	74,866	174,917	140,027

Operating expenses:
Research, development and related	34,186	29,123	68,918	56,825
Selling, general and administrative	20,229	18,456	39,439	36,656
Amortization of acquired patent portfolio	2,322	2,322	4,643	4,643
Total operating expenses	56,737	49,901	113,000	98,124

Income from operations	29,760	24,965	61,917	41,903
Equity in earnings of investee	1,034	1,317	1,969	2,427
Interest expense, net	(397)	(535)	(852)	(1,076)
Other income, net	219	2,345	1,264	1,168
Income before income taxes	30,616	28,092	64,298	44,422

Provision for (benefit from) income taxes	2,572	1,789	(9,073)	(4,942)
Net income	$28,044	$26,303	$73,371	$49,364

Net income per share:
Basic	$0.49	$0.47	$1.28	$0.90
Diluted	$0.47	$0.47	$1.25	$0.89

Shares used in computing net income per share:
Basic	57,617	55,584	57,100	55,098
Diluted	59,423	55,732	58,790	55,453

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Net income	$28,044	$26,303	$73,371	$49,364

Other comprehensive income (loss), net of tax:
Translation gains (losses)	2	122	(24)	242
Unrealized gains (losses) on available-for-sale securities	17	7	(1)	370
Reclassification adjustments for gains on available- for-sale securities included in net income	—	(1,288)	(1)	(1,288)
Unrealized gains (losses) on available-for-sale securities	17	(1,281)	(2)	(918)

Other comprehensive income (loss)	19	(1,159)	(26)	(676)

Comprehensive income	$28,063	$25,144	$73,345	$48,688

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2014	2013
Cash flows from operating activities:
Net income	$73,371	$49,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,646	15,531
Change in fair value of interest rate swap	(454)	(613)
Stock-based compensation	17,104	16,969
Tax effect from stock-based compensation	2,202	1,338
Gain on equity investments, net	(6,263)	(12,585)
Write-down of inventories	20,830	17,755
Excess tax benefit from stock-based compensation	(2,202)	(1,109)
Gain on sale of investment in Tong Hsing	—	(1,990)
Gain on disposal of property, plant and equipment	(6)	(2)
Changes in assets and liabilities:
Accounts receivable, net	668	(4,354)
Inventories	(87,634)	21,392
Deferred income taxes	(1,571)	1,581
Prepaid expenses and other assets	16,509	1,198
Accounts payable	41,764	(60,324)
Accrued expenses and other liabilities	(1,538)	3,264
Income tax payable	(11,494)	(10,037)
Deferred revenues, less cost of revenues	(5,260)	9,154
Net cash provided by operating activities	73,672	46,532
Cash flows from investing activities:
Purchases of short-term investments	(186,165)	(84,609)
Proceeds from sales or maturities of short-term investments	126,586	48,008
Purchases of property, plant and equipment, net of sales	(8,021)	(9,501)
Proceeds from sale of investment in Tong Hsing	—	6,224
Net cash used in investing activities	(67,600)	(39,878)
Cash flows from financing activities:
Repayment of long-term borrowings	(277)	(277)
Excess tax benefits from stock-based compensation	2,202	1,109
Proceeds from exercise of stock options and employee stock purchase plan	8,053	9,493
Net cash provided by financing activities	9,978	10,325
Effect of exchange rate changes on cash and cash equivalents	(7)	21
Net increase in cash and cash equivalents	16,043	17,000
Cash and cash equivalents at beginning of period	297,952	190,171
Cash and cash equivalents at end of period	$313,995	$207,171
Supplemental cash flow information:
Taxes paid	$1,761	$2,331
Interest paid	$1,105	$1,219
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$585	$3,407
Write-off of employee stock-based compensation-related deferred tax assets	$843	$1,045

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2014 and April 30, 2014 and for the three and six months ended October 31, 2014 and 2013 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2014 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 (the “Form 10-K”).

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

In August 2014, the FASB issued new authoritative guidance related to the disclosures around going concern. The new guidance specifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any material effect on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of October 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$9,277	$—	$—	$9,277
U.S. government debt securities with maturities less than one year	22,718	—	(2)	22,716
Corporate debt securities/commercial paper	179,223	7	(53)	179,177
	$211,218	$7	$(55)	$211,170

Contractual maturity dates, less than one year				$203,124
Contractual maturity dates, one to two years				8,046
				$211,170

	As of April 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$6,168	$1	$(2)	$6,167
Corporate debt securities/commercial paper	146,866	6	(46)	146,826
	$153,034	$7	$(48)	$152,993

Contractual maturity dates, less than one year				$142,758
Contractual maturity dates, one to two years				10,235
				$152,993

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	October 31,	April 30,
	2014	2014
Cash and cash equivalents:
Cash	$244,081	$195,141
Money market funds, commercial paper and U.S. government bonds	69,914	102,811
	$313,995	$297,952
Accounts receivable, net:
Accounts receivable	$175,452	$176,576
Less: Allowance for doubtful accounts	(877)	(998)
Allowance for sales returns	(2,770)	(3,106)
	$171,805	$172,472
Inventories:
Work in progress	$182,208	$107,621
Finished goods	157,828	163,314
	$340,036	$270,935
Prepaid expenses and other current assets:
Prepaid expenses	$5,890	$4,285
Deposits and other	8,021	1,284
Interest receivable	943	1,007
	$14,854	$6,576
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings	82,624	82,547
Buildings/leasehold improvements	29,131	29,123
Machinery and equipment	115,182	119,762
Furniture and fixtures	5,010	5,002
Software	8,822	8,774
Construction in progress	3,918	2,894
	257,687	261,102
Less: Accumulated depreciation and amortization	(108,205)	(107,310)
	$149,482	$153,792
Other long-term assets:
Deferred tax assets — non-current	$528	$528
Land-use rights	2,152	2,180
Other long-term assets	21,989	29,821
	$24,669	$32,529
Accrued expenses and other current liabilities:
Deferred tax liabilities — current	$144	$144
Employee compensation	17,326	15,176
Third party commissions	796	380
Professional services	3,165	2,270
Noncancelable purchase commitments	1,946	647
Rebates	1,503	1,511
Other	8,694	11,831
	$33,574	$31,959
Other long-term liabilities:
Interest rate swap	$2,526	$2,980
Deferred tax liabilities — non-current	14,689	3,731
Other	6,604	5,107
	$23,819	$11,818

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	October 31,	April 30,
	2014	2014
VisEra	$102,722	$115,943
WLCSP	35,766	33,805
XinTec	4,661	4,661
Total	$143,149	$154,409

VisEra Technologies Company, Ltd.

In October 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of October 31, 2014, the Company owned 49.1% of VisEra Cayman.

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

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2014	2013
Dividend payments received from VisEra	$17,101	$—

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Equity income	$861	$4,951	$3,880	$10,410
Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	$872	$6,271	$4,294	$12,158

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

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

The issuance price of $3.14 for the 37.2 million new shares was higher than the Company’s average per share carrying value for WLCSP. Consequently, the Company recognized a non-cash change-in-interest gain of approximately $14.1 million. In addition, with the sale of 5.1 million shares during the IPO, the Company received net cash proceeds of approximately $15.1 million, and recognized approximately $9.7 million as gain on the sale. The change-in-interest gain and the realized gain from the share sale, totaling approximately $23.8 million, was recorded in “Other income, net” for the three months ended January 31, 2014.

The foreign exchange effects on WLCSP’s net assets are recorded as part of the Company’s cumulative translation adjustment in “Accumulated other comprehensive income.” The total gain of $23.8 million from WLCSP’s IPO included a pro rata release of approximately $1.0 million of the cumulative translation adjustment from “Accumulated other comprehensive income.”

As of October 31, 2014, the 30.3 million WLCSP shares owned by the Company represented an ownership percentage of 13.3%. The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2014	2013
Dividend payments received from WLCSP	$726	$830

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Equity in earnings of investee,” consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands). In the fourth quarter of fiscal 2014, to comply with China’s securities laws after WLCSP’s IPO, the Company introduced a one-month lag in its equity method of accounting for WLCSP. As such, for the three and six months ended October 31, 2014, the Company included its share of WLCSP’s earnings from July 1, 2014 to September 30, 2014 and from April 1, 2014 to September 30, 2014, respectively.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Equity income	$1,034	$1,317	$1,969	$2,427

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of October 31, 2014, the Company’s direct ownership percentage in XinTec was 4.1%. Separately, VisEra Cayman owns a 15.6% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.8%. The Company accounts for XinTec as a cost method investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

Tong Hsing Electronic Industries, Limited

Tong Hsing Electronic Industries, Limited (“Tong Hsing”) is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging technologies. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. (“ImPac”) in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011, the Company participated in Tong Hsing’s secondary offerings and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. In October 2013, the Company sold its entire investment in Tong Hsing, which amounted to an ownership percentage in Tong Hsing of approximately 0.7%. With the sale, the Company recorded a gain of approximately $2.0 million in “Other income, net” for the three months ended October 31, 2013.

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

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each of the investee’s statement was prepared under US GAAP (in thousands):

VisEra Technologies Company, Ltd.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Operating data:
Revenues	$28,714	$37,511	$57,004	$79,264
Gross profit	7,285	16,317	15,278	33,719
Income from operations	4,848	13,632	10,582	28,386
Net income	$1,776	$12,760	$8,739	$24,740

China WLCSP Limited

	Three Months Ended		Six Months Ended,
	September 30, 2014	October 31, 2013	September 30, 2014	October 31, 2013
Operating data:
Revenues	$23,935	$20,021	$46,060	$38,965
Gross profit	13,970	11,651	26,364	21,862
Income from operations	7,569	8,423	14,803	15,986
Net income	$7,744	$7,055	$14,745	$12,997

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	October 31,	April 30,
	2014	2014
Undistributed earnings of investees	$55,233	$66,772

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the change to the carrying value of the Company’s goodwill during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2014	2013
Beginning balance	$10,227	$10,227
Changes to carrying value	—	—
Ending balance	$10,227	$10,227

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	October 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$33,274	$31,726
Core technology	36,100	28,971	7,129
Patents and licenses	36,066	15,772	20,294
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	257	83
Intangible assets, net	$138,906	$79,674	$59,232

	April 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$28,631	$36,369
Core technology	36,100	27,980	8,120
Patents and licenses	36,066	14,438	21,628
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	240	100
Intangible assets, net	$138,906	$72,689	$66,217

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

The following table presents the amortization of intangible assets recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Amortization of intangible assets	$1,150	$582	$2,342	$1,432
Amortization of acquired patent portfolio	$2,322	$2,322	$4,643	$4,643

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2015	$6,945
2016	13,753
2017	13,627
2018	12,546
2019	3,234
Thereafter	9,127
Total	$59,232

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	October 31,	April 30,
	2014	2014
Mortgage loan	$23,376	$23,653
Construction loan	12,203	12,179
	35,579	35,832
Less: amount due within one year	(3,808)	(3,802)
Non-current portion of long-term debt	$31,771	$32,030

As of October 31, 2014, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2015	$277	$3,254	$3,531
2016	554	6,508	7,062
2017	22,545	2,441	24,986
Total	$23,376	$12,203	$35,579

Mortgage Loan

On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the “Santa Clara Property”). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the “Mortgage Loan”). The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of October 31, 2014.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

Interest rates under the Mortgage Loan for the dates indicated are set forth below:

	October 31,	April 30,
	2014	2014
Mortgage Loan	1.1%	1.1%

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”), a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of October 31, 2014, the total amount outstanding under the Construction Loan was Chinese Yuan 75.0 million, or approximately $12.2 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. The interest rate under the Construction Loan was 5.9% at October 31, 2014 and April 30, 2014, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of October 31, 2014.

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

The table below presents the location of the swap on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effect on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains:
Other income, net	$148	$134	$454	$613

			October 31,	April 30,
			2014	2014
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities			$2,526	$2,980

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Antidilutive common stock subject to outstanding options	508,000	2,624,000	661,000	2,624,000

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Basic:
Numerator:
Net income	$28,044	$26,303	$73,371	$49,364

Denominator:
Weighted average common shares for net income per share	57,617	55,584	57,100	55,098

Basic net income per share	$0.49	$0.47	$1.28	$0.90

Diluted:
Numerator:
Net income	$28,044	$26,303	$73,371	$49,364

Denominator:
Denominator for basic net income per share	57,617	55,584	57,100	55,098
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	1,806	148	1,690	355
Weighted average common shares for diluted net income per share	59,423	55,732	58,790	55,453

Diluted net income per share	$0.47	$0.47	$1.25	$0.89

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

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	October 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$8,198	$8,198	$—	$—
U.S. government debt securities and municipal bonds	34,138	—	34,138	—
Corporate debt securities/commercial paper	238,748	—	238,748	—
Total assets	$281,084	$8,198	$272,886	$—
Interest rate swap	(2,526)	—	(2,526)	—
Total liabilities	$(2,526)	$—	$(2,526)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	October 31, 2014
	Total	Level 1	Level 2	Level 3
Cash equivalents	$69,914	$8,198	$61,716	$—
Short-term investments	211,170	—	211,170	—
Total assets	$281,084	$8,198	$272,886	$—
Interest rate swap	(2,526)	—	(2,526)	$—
Total liabilities	$(2,526)	$—	$(2,526)	$—

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

For the Three and Six Months Ended October 31, 2014 and 2013

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

For its investment in WLCSP, the Company uses the equity method of accounting. (See Note 5.) As of October 31, 2014, using the per share closing price of the stock of $8.06 on the Shanghai Stock Exchange (categorized as Level 1 for purposes of the fair value hierarchy), the aggregate fair value of the Company’s investment in WLCSP totaled approximately $243.8 million.

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
OEMs and VARs	70.6%	84.1%	75.2%	82.9%
Distributors	29.4	15.9	24.8	17.1
Total	100.0%	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
China	$321,812	$305,918	$656,059	$584,829
Japan	24,195	28,259	47,369	43,770
South Korea	21,494	47,624	46,491	103,761
Singapore	6,574	1,832	10,846	4,856
United States	2,757	1,340	4,368	2,761
All other	17,213	12,276	35,448	30,960
Total	$394,045	$397,249	$800,581	$770,937

The Company’s long-lived assets, including its property, plant and equipment, net, long-term investments, land-use rights and other long-term assets, were located in the following countries as of the dates indicated (in thousands):

	October 31,	April 30,
	2014	2014
China	$154,938	$162,207
Taiwan	112,066	126,820
United States	49,158	50,552
All other	610	623
Total	$316,772	$340,202

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the six months ended October 31, 2014 (in thousands):

Additional
Paid-in
Capital
Balance at April 30, 2014	$664,602
Exercise of common stock options	4,309
Employee stock purchase plan	3,744
Employee stock-based compensation	17,104
Withholding tax deduction on restricted stock units	(4,048)
Tax effect from stock-based compensation	2,202
Write-off of employee stock-based compensation related deferred tax assets	(843)
Balance at October 31, 2014	$687,070

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the six months ended October 31, 2014 (in thousands):

	Balance at April 30, 2014	Other Comprehensive Income Before Reclassification	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at October 31, 2014
Accumulated translation gains (losses)	$2,406	$(36)	$—	$12	$2,382
Accumulated unrealized gains (losses) on available-for-sale securities, net	(28)	(3)	(1)	2	(30)
Total accumulated other comprehensive income	$2,378	$(39)	$(1)	$14	$2,352

The following table sets forth the amounts reclassified out of Accumulated Other Comprehensive Income into the Condensed Consolidated Statements of Income and the associated presentation location, for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
Comprehensive Income		October 31,		October 31,
Components	Location	2014	2013	2014	2013
Accumulated unrealized gains (losses) on available-for-sale securities, net
	Other income, net	$—	$(1,641)	$(1)	$(1,641)
	Total amounts reclassified out of Accumulated Other Comprehensive Income	$—	$(1,641)	$(1)	$(1,641)

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Income before income taxes	$30,616	$28,092	$64,298	$44,422
Provision for (benefit from) income taxes	$2,572	$1,789	$(9,073)	$(4,942)
Effective income tax rate	8.4%	6.4%	(14.1)%	(11.1)%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended October 31, 2014, the discrete adjustments to the Company’s provision for income taxes included an unfavorable effect from the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies. This unfavorable discrete adjustment was partially offset by the tax benefit realized by the Company as a result of its employees’ dispositions of incentive stock awards.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

During the three months ended October 31, 2014, the Company accrued an additional $288,000 of interest related to the Company’s unrecognized tax benefits. The Company was under tax examination in a foreign jurisdiction starting from the fiscal year ended April 30, 2004. This tax examination was subsequently concluded in November 2014. (See Note 15.) The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. The Company anticipates that the balance of gross unrecognized tax benefits as of October 31, 2014 will decrease by approximately $7.3 million due to the conclusion of the tax examination and the lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

Note 13 — Commitments and Contingencies

Commitments

During the three months ended July 31, 2014, in an effort to enhance the research and development capabilities of OTC, the Company increased OTC’s registered capital requirement from $12.0 million to $27.0 million. There are no specific deadlines as to when the incremental $15.0 million must be contributed, and through October 31, 2014, the Company has not made any additional capital contributions.

During the three months ended July 31, 2014, the Company entered into a development and supply agreement with Powerchip Technology Corporation (“PTC”) pursuant to which the Company would deposit up to $1.0 million with PTC as prepaid wafer credit. As of October 31, 2014, the Company has not made any deposits under this agreement.

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

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

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

Claim construction briefing has been submitted, and the court has scheduled a claim construction hearing and case management conference for January 22, 2015. On September 30, 2014, the court granted TSMC’s motion for summary judgment of noninfringement based on extraterritoriality issues. On October 22, 2014, the Company filed a motion for summary judgment of noninfringement of its non-U.S. sales. The Company expects to vigorously defend itself against Ziptronix’s allegations. The Company is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Securities Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company’s business and financial results, in particular regarding the use of its imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-CV-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of the Company’s common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants’ motion to dismiss. The parties have recently reached an agreement in principle for the settlement of this litigation and release of claims with a payment of $12.5 million, to be funded by the Company’s insurance carriers. The parties intend to execute a formal agreement and submit papers seeking court approval for the settlement.

Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of the Company’s current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as nominal defendant against whom no recovery is sought. The proceedings in these derivative actions have been stayed by agreement. The Company is currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2014 and 2013

(unaudited)

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
Related		October 31,		October 31,
Party	Description	2014	2013	2014	2013
VisEra	Purchases of color filter and other manufacturing services	$26,513	$32,852	$51,675	$71,231
	Rent and other services	$—	$—	$—	$3
	Balances payable at period end, net	$17,510	$32,320	$17,510	$32,320

WLCSP	Purchases of packaging services	$7,447	$43	$10,996	$43
	Balances payable at period end, net	$4,342	$43	$4,342	$43

Note 15 — Subsequent Events

In November 2014, the Company reached a settlement agreement with a foreign jurisdiction taxing authority and concluded the associated tax examination. The settlement agreement covers from fiscal year ended April 30, 2004 to fiscal year ended April 30, 2013, and will result in a decrease of the Company’s gross unrecognized tax benefits in the fiscal quarter ending January 31, 2015 for approximately $3.0 million.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “outlook,” “plans,” “seeks,” “will” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our projected results of operations for future reporting periods, the continuing shift of our sales towards our OmniBSI-2 and the increase in the shipment of units for PureCel devices, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers’ future actions, the timing of the production of our products, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the ability of our suppliers to cost effectively expand to meet supply needs, the continued importance of the mobile phone market to our business, our expectations regarding market preferences with respect to image sensor technologies, the continued concentration of manufacturers in the mobile phone market, the further expansion of the smartphone segment within the mobile phone market, our ability to benefit from any future sales trends in China, India or other non-U.S. jurisdictions, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions, our ability to improve our inventory turnover and to generate positive cash flow, the effects of adjustments to our tax positions and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part II under the caption “Item 1A. Risk Factors,” beginning on page 46 of this Quarterly Report and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

OmniVision, the OmniVision logo, OmniPixel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCubeChip, OmniBSI, OmniBSI+, OmniBSI-2, OmniGlass, OmniHDR, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniPixel3-GS, OmniQSP, PureCel, PureCel-S, SquareGA and ViV are trademarks of OmniVision Technologies, Inc. Wavefront Coded and Wavefront Coding are registered trademarks of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

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

In October 2014, we extended our PureCel product family with PureCel-S™. PureCel-S products are based on a stacked-die concept to further improve the performance of the image sensor. With this stacked-die structure, image processing is handled by a logic chip stacked beneath the image sensor, allowing for additional functionality to be implemented. This arrangement also allows for improvements in image-capturing quality and processing speeds, as well as thinner form factors for consumer products.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

New Products

In November 2013, we introduced the OV4689, a 4-megapixel CameraChip sensor in a native 16:9 format, designed for surveillance and security applications. The 1/3-inch OV4689, based on our 2-µm OmniBSI-2 pixel architecture, can capture full-resolution 4-megapixel high definition, or HD, video at 90 frames per second, or FPS, 1080p HD at 120 FPS with electronic image stabilization, or EIS, and 720p HD at 180 FPS.

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

In August 2014, we introduced the OV7676, a 1/7.5-inch VGA image sensor based on our 3-µm OmniPixel3-HS pixel technology. The OV7676 can be used in a wide range of applications, including mobile phones, tablets, wearables, notebooks, and IP network cameras. It is also equipped with ViV.

In September 2014, we introduced the OVM6211 CameraCubeChip, a CameraCubeChip imaging device based on our OmniPixel-3GS global shutter pixel architecture. The OVM6211 is capable of capturing 400 x 400 video at 120 FPS, and has an ultra-low power mode for machine and computer vision applications.

In October 2014, we introduced the OV13860, our first 13-megapixel PureCel-S image sensor with 1.3-µm pixels. The 1/2.6-inch OV13860 leverages our stacked-die technology, which separates the imaging array from the image sensor processing pipeline into a stacked-die structure. The OV13860 is designed for premium smartphones, and is capable of capturing full resolution 13-megapixel still images at 30 FPS, or record ultra-high resolution 4k2K video at 30 FPS, 1080p full HD at 60 FPS, or 720p HD at 120 FPS.

In October 2014, we also introduced the OV16850, a 16-megapixel PureCel-S image sensor in a native 16:9 format, designed for premium smartphones. The 1/2.6-inch OV16850 is based on our 1.12-µm pixel architecture, and leverages our stacked-die technology. It is capable of capturing full-resolution 16-megapixel images at 30 FPS, 4K2K video at 30 FPS, QHD video at 60 FPS, and 720p video at 120 FPS.

In October 2014, we introduced two additional sensors designed specifically for automotive applications, the 1.3-megapixel OV10642 and the WVGA OV10625. These OmniHDR™ automotive high dynamic range sensors use a special red-clear filter that is required for many forward-looking automotive applications. The 1/2.6-inch OV10642 supports an active array of 1280 x 1080 pixels and the 1/3.2-inch OV10625 supports an active array of 752 x 548 pixels.

In October 2014, lastly, we introduced the OV9750, a 1/3-inch image sensor based on our 3.75-µm OmniPixel3-HS pixel technology. The OV9750 is designed for the security market and can capture both visible and near-infrared video in HD format. It is capable of operating in a 1280 x 960 resolution at 60 FPS with 10-bit output, or at 45 FPS with 12-bit output.

Capital Resources

As of October 31, 2014, we held approximately $314.0 million in cash and cash equivalents and approximately $211.2 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash, cash equivalents and short-term investments will be significantly affected by current instability in the global financial markets.

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

In the past, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also tended to improve and when macroeconomic uncertainties have returned, our sales have tended to be negatively impacted. For example, in fiscal 2014, macroeconomic conditions appeared to continue to improve, and our annual sales increased slightly when compared to fiscal 2013. However, for the second half of fiscal 2014, we actually experienced a decline in sales when compared to the similar period in fiscal 2013. Given the continuing uncertainties in the current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 5.3 billion image sensors, including approximately 246 million in the three months ended October 31, 2014. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

To increase and enhance our production capabilities, we work closely with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities at which our products can be produced. In addition, we outsource some of our wafer fabrication needs to Powerchip Technology Corporation, or PTC. Since the first quarter of fiscal 2015, we have also started to ship products that were fabricated by Shanghai Huali Microelectronics Corporation, or Huali, and Wuhan Xinxin Semiconductor Manufacturing Corporation, or XMC. Huali and XMC are the newest additions to our list of qualified wafer fabrication suppliers. Our investments in VisEra and two other key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production and assembly operations, which we had previously outsourced to them.

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

As the markets for image sensors have grown, we have experienced competition from manufacturers of CMOS and CCD image sensors. Our principal competitors in the market for CMOS image sensors include ON Semiconductor, Samsung, Sharp, Sony, STMicroelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, entertainment devices, notebooks and webcams, security and surveillance systems, digital still and video cameras, automotive and medical imaging systems as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs for these products. Because we experienced increased sales of our OmniBSI-2 products in fiscal 2013 and 2014, and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2015, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. Partially offsetting this is our recent introduction of our PureCel products, which products have higher gross margins than our OmniBSI-2 products and whose shipping volumes have continued to increase. If we are unable to spread the added cost of our OmniBSI-2 products over larger unit sales, successfully negotiate lower prices for these products with our suppliers, or increase sales of higher gross margin products, such as our PureCel products, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. At times, the semiconductor industry may experience supply constraints, and if we were unable to manage our products appropriately to meet our customers’ product demands, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. During the second quarter of fiscal 2012, certain of our key customers unexpectedly cut back their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we also increased significantly our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile for the remainder of fiscal 2015, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.0	81.2	78.2	81.8
Gross margin	22.0	18.8	21.8	18.2

Operating expenses:
Research, development and related	8.7	7.3	8.6	7.4
Selling, general and administrative	5.1	4.6	4.9	4.8
Amortization of acquired patent portfolio	0.6	0.6	0.6	0.6
Total operating expenses	14.4	12.5	14.1	12.8

Income from operations	7.6	6.3	7.7	5.4
Equity in earnings of investee	0.2	0.3	0.3	0.3
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	0.1	0.6	0.2	0.2
Income before income taxes	7.8	7.1	8.1	5.8

Provision for (benefit from) income taxes	0.7	0.5	(1.1)	(0.6)
Net income	7.1%	6.6%	9.2%	6.4%

Three Months Ended October 31, 2014 as Compared to Three Months Ended October 31, 2013

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended October 31, 2014 decreased by 0.8% to $394.0 million from $397.2 million for the three months ended October 31, 2013. The decrease in revenues was primarily attributable to a 4.2% decrease in our ASPs, reflecting general price erosions for our 3 to 5-megapixel products and an increase in shipment for some of our newer and lower priced products. The decrease in ASPs was partially offset by a 3.6% increase in unit sales, driven by an increase in unit shipment of our 8-megapixel products into the mobile phone market.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended October 31, 2014 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. In the short-term, however, we may continue to have a lower percentage of sales to our OEMs and VARs when compared to similar periods in prior years. The gross margin that we earn on sales to OEMs and VARs or through distributors is not significantly different.

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	October 31,
	2014	2013
OEMs and VARs	70.6%	84.1%
Distributors	29.4	15.9
Total	100.0%	100.0%

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

OEMs and VARs.   In the three months ended October 31, 2014, two OEM customers accounted for approximately 14.7% and 12.3% of our revenues, respectively. In the three months ended October 31, 2013, two OEM customers accounted for approximately 11.7% and 10.8% of our revenues, respectively. For the three months ended October 31, 2014 and 2013, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended October 31, 2014 was primarily attributable to changes in product volumes shipped to our key customers during this period.

Distributors.   In the three months ended October 31, 2014 and 2013, one distributor customer accounted for approximately 16.1% and 10.8% of our revenues, respectively. For the three months ended October 31, 2014 and 2013, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2014 and 2013:

	Three Months Ended
	October 31,
	2014	2013
Domestic sales	0.7%	0.3%
Foreign sales	99.3	99.7
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended October 31, 2014 increased to 22.0% from 18.8% for the three months ended October 31, 2013. The year-over-year increase in gross margin reflected the introduction of PureCel products into our shipment mix in fiscal 2015, and a continued reduction in the production costs of our OmniBSI-2 products. Our OmniBSI-2 and PureCel products constitute a significant portion of our total product shipments. These favorable factors were partially offset by a decrease in ASPs as a result of general price erosions and an increase in shipment for some of our newer and lower priced products. Net effects on gross margin from the sale of previously written-down products and write-down of inventories contributed favorably to the year-over-year increase in gross margin. We recorded an increase in the write-down of inventories which totaled approximately $10.7 million during the three months ended October 31, 2014, as compared to $8.4 million in the similar prior year period. Offsetting this was an increase in the sales of previously written-down products in the three months ended October 31, 2014, which totaled $5.8 million, as compared to $1.2 million during the same period in the prior fiscal year. We recorded approximately $1.2 million and $1.0 million in stock-based compensation expense to cost of revenues during the three months ended October 31, 2014 and 2013, respectively.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for the three months ended October 31, 2014 increased to approximately $34.2 million from approximately $29.1 million for the three months ended October 31, 2013. As a percentage of revenues, research, development and related expenses for the three months ended October 31, 2014 and 2013 represented 8.7% and 7.3%, respectively.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The increase in research, development and related expenses of approximately $5.1 million, or 17.4%, for the three months ended October 31, 2014 from the similar period in the prior year resulted from: a $3.9 million increase in non-recurring engineering expenses related to new product development, and a $1.2 million increase in salary and payroll-related expenses resulting primarily from a headcount increase. We anticipate that research, development and related expenses for our third quarter of fiscal 2015 will increase slightly when compared to our second quarter of fiscal 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for the three months ended October 31, 2014 increased slightly to approximately $20.2 million from $18.5 million for the three months ended October 31, 2013. As a percentage of revenues, selling, general and administrative expenses represented 5.1% and 4.6% for the three months ended October 31, 2014 and 2013, respectively.

The increase in selling, general and administrative expenses of approximately $1.7 million, or 9.6%, for the three months ended October 31, 2014 from the similar period in the prior year resulted primarily from a $1.1 million increase in commission expenses paid primarily to distributors and sales representatives, a $404,000 increase in expenditure for software applications, and a $362,000 increase in salary and payroll-related expenses resulting primarily from a headcount increase. We anticipate that our selling, general and administrative expenses for our third quarter of fiscal 2015 will decrease slightly when compared to our second quarter of fiscal 2015.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended October 31, 2014 and 2013.

Equity in Earnings of Investee

Equity in earnings of investee for the three months ended October 31, 2014 totaled $1.0 million, as compared to $1.3 million in the prior year. Equity in earnings of investee represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, decreased to $400,000 in the three months ended October 31, 2014 from $0.5 million in the prior year period. The $138,000 decrease in interest expense, net, resulted from a $203,000 increase in interest income, offset by a $65,000 increase in interest expense. The increase in interest income was attributable to an increase in cash, cash equivalents, and short-term investments. The increase in interest expense was primarily attributable to the accretion of interest associated with a license agreement that we entered into with the California Institute of Technology in January 2014.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Income, Net

Other income, net, for the three months ended October 31, 2014 was an income of $219,000, as compared to an income of $2.3 million in the prior year. Other income, net, for the three months ended October 31, 2014 included $399,000 of income associated with the leasing out of our office space in Shanghai, China, a $148,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, and a $328,000 net loss from foreign transactions. Other income, net, for the three months ended October 31, 2013 included a $2.0 million gain from the sale of our investment in Tong Hsing Electronic Industries, Limited, or Tong Hsing, $387,000 of income associated with the leasing out of our office space in Shanghai, China, and a $134,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, partially offset by a $193,000 loss from foreign exchange.

Provision for (Benefit from) Income Taxes

We generated approximately $30.6 million and $28.1 million in income before income taxes for the three months ended October 31, 2014 and 2013, respectively. We recorded provision for income taxes of approximately $2.6 million and $1.8 million for the three months ended October 31, 2014 and 2013, respectively, resulting in effective tax rates of 8.4% and 6.4% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended October 31, 2014, the discrete adjustments to our provision for income taxes included an unfavorable effect from the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies. This unfavorable discrete adjustment was partially offset by the tax benefit realized as a result of our employees’ dispositions of incentive stock awards.

We accrued an additional $288,000 of interest related to our unrecognized tax benefits. We were under tax examination in a foreign jurisdiction starting from the fiscal year ended April 30, 2004. This tax examination was subsequently concluded in November 2014. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. We anticipate that the balance of gross unrecognized tax benefits as of October 31, 2014 will decrease by approximately $7.3 million due to the conclusion of the tax examination and the lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

Six Months Ended October 31, 2014 as Compared to Six Months Ended October 31, 2013

Revenues

Revenues for the six months ended October 31, 2014 increased by 3.8% to approximately $800.6 million from $770.9 million for the six months ended October 31, 2013. The increase in revenues was due to a 10.9% increase in unit sales, primarily attributable to increased demand in the mobile phone market for 3 to 5-megapixel and 8-megapixel and above products. This was partially offset by a decrease in unit shipment into the entertainment market due to lower demand, and a continued trend for consumer applications to migrate to higher resolution cameras, which together had decreased the unit sales of our 2-megapixel and below products. The overall increase in unit sales was partially offset by a 6.4% decrease in ASPs, reflecting general price erosions in the image-sensor market.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2014 and 2013:

	Six Months Ended
	October 31,
	2014	2013
OEMs and VARs	75.2%	82.9%
Distributors	24.8	17.1
Total	100.0%	100.0%

OEMs and VARs.   In the six months ended October 31, 2014, two OEM customers accounted for approximately 14.4% and 11.8% of our revenues, respectively. In the six months ended October 31, 2013, two OEM customers accounted for approximately 12.0% and 11.2% of our revenues. For the six months ended October 31, 2014 and 2013, no other OEM or VAR customer accounted for 10% or more of our revenues.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Distributors.   In the six months ended October 31, 2014, one distributor customer accounted for approximately 14.1% of our revenues. In the six months ended October 31, 2013, one distributor customer accounted for approximately 11.1% of our revenues. For the six months ended October 31, 2014 and 2013, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2014 and 2013:

	Six Months Ended
	October 31,
	2014	2013
Domestic sales	0.5%	0.4%
Foreign sales	99.5	99.6
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the six months ended October 31, 2014 increased to 21.8% from 18.2% for the six months ended October 31, 2013. The year-over-year increase in gross margin reflected the inclusion of PureCel products in our shipment mix in fiscal 2015, and a reduction in the production cost of our OmniBSI-2 products. These changes also coincided with a favorable mix shift towards our higher resolution products. These favorable factors were partially offset by a decrease in ASPs as price erosions continued in the image-sensor market. Net effects on gross margin from the sale of previously written-down products and write-down of inventories contributed favorably to the year-over-year increase in gross margin. We had an increase in the write-down of inventories which totaled approximately $20.8 million during the six months ended October 31, 2014, as compared to $17.8 million in the similar prior year period. However, in the six months ended October 31, 2014, we recorded an increase in sales from previously written down products, which totaled $9.9 million, as compared to $2.1 million during the similar period in the prior fiscal year. We recorded approximately $2.2 million and $2.0 million in stock-based compensation expense to cost of revenues during the six months ended October 31, 2014 and 2013, respectively.

Research, Development and Related Expenses

Research, development and related expenses for the six months ended October 31, 2014 increased to approximately $68.9 million from approximately $56.8 million for the six months ended October 31, 2013. As a percentage of revenues, research, development and related expenses for the six months ended October 31, 2014 and 2013 represented 8.6 % and 7.4%, respectively.

The increase in research, development and related expenses of approximately $12.1 million, or 21.3%, for the six months ended October 31, 2014 from the similar prior year period resulted primarily from: a $7.2 million increase in non-recurring engineering expenses related to new product development, and a $3.9 million increase in salary and payroll-related expenses resulting primarily from compensation adjustments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended October 31, 2014 increased to approximately $39.4 million from $36.7 million for the six months ended October 31, 2013. As a percentage of revenues, selling, general and administrative expenses for the six months ended October 31, 2014 and 2013 represented 4.9% and 4.8%, respectively.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The increase in selling, general and administrative expenses of approximately $2.7 million, or 7.6%, for the six months ended October 31, 2014 from the similar period in the prior year resulted primarily from: a $1.3 million increase in commission expenses paid primarily to distributors and sales representatives, and a $1.3 million increase in compensation and personnel-related expenses resulting primarily from a headcount increase.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain image sensor-related patents and patent applications from Kodak. Amortization of acquired patent portfolio totaled approximately $4.6 million for the six months ended October 31, 2014 and 2013, respectively.

Equity in Earnings of Investee

Equity in earnings of investee for the six months ended October 31, 2014 totaled $2.0 million, as compared to $2.4 million in the prior year. Equity in earnings of investee for the six months ended October 31, 2014 and 2013 represented our portion of the net income recorded by WLCSP and equity method investment adjustments.

Interest Expense, Net

Interest expense, net, for the six months ended October 31, 2014 decreased to approximately $0.9 million from $1.1 million for the six months ended October 31, 2013. The decrease in interest expense, net, for the six months ended October 31, 2014 as compared to the corresponding period in the prior year was the result of a $355,000 increase in interest income, offset by a $130,000 increase in interest expense. The increase in interest income was attributable to an increase in cash, cash equivalents, and short-term investments. The increase in interest expense was primarily attributable to the accretion of interest associated with a license agreement that we entered into with the California Institute of Technology in January 2014.

Other Income, net

Other income, net, for the six months ended October 31, 2014 totaled $1.3 million, as compared to $1.2 million in the prior year. Other income, net, for the six months ended October 31, 2014 included a $0.8 million of income associated with the leasing out of our office space in Shanghai, China, and a $454,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property. Other income, net, for the six months ended October 31, 2013 included a $2.0 million gain from the sale of our investment in Tong Hsing, $0.7 million of income associated with the leasing out of our office space in Shanghai, China, a $0.6 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, offset by a $2.0 million impairment charge for our investment in Phostek, Inc., or Phostek.

Provision for (Benefit from) Income Taxes

We generated approximately $64.3 million and $44.4 million in income before income taxes for the six months ended October 31, 2014 and 2013, respectively. We recorded benefit from income taxes of $9.1 million and $4.9 million for the six months ended October 31, 2014 and 2013, respectively, resulting in effective tax rates of (14.1)% and (11.1)% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the six months ended October 31, 2014, the discrete adjustments to our provision for income taxes included the tax benefit resulted from the reduction of unrecognized tax benefits due to the lapse of applicable statutes of limitations in certain foreign jurisdictions and the tax benefit realized as a result of our employees’ dispositions of incentive stock awards. These favorable adjustments were partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

We were under tax examination in a foreign jurisdiction starting from the fiscal year ended April 30, 2004. This tax examination was subsequently concluded in November 2014. We will continue to review our tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. We anticipate that the balance of gross unrecognized tax benefits as of October 31, 2014 will decrease by approximately $7.3 million due to the conclusion of the tax examination and the lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Our principal sources of liquidity as of October 31, 2014 consisted of cash, cash equivalents and short-term investments totaling $525.2 million.

Liquidity

Our working capital increased by $108.2 million to $808.2 million as of October 31, 2014, as compared to $700.0 million as of April 30, 2014. Our working capital increased as a result of: a $74.2 million increase in cash, cash equivalents and short-term investments primarily due to cash provided by operating activities; a $69.1 million increase in inventories due to an increase in inventory purchases; a $8.3 million increase in prepaid expenses and other current assets; and a $5.4 million decrease in deferred revenues, less cost of revenues. These increases in working capital were partially offset by: a $39.9 million increase in accounts payable resulting from the increase in inventory purchases; a $5.0 million increase in income tax payable; a $1.6 million increase in accrued expenses and other current liabilities; and a $1.6 million decrease in deferred income taxes.

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world. As of October 31, 2014, the amount of cash, cash equivalents and short-term investments held by foreign subsidiaries totaled approximately $237.7 million. In the event these funds from foreign subsidiaries are needed to fund operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

In March 2007, we purchased our Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan. As of October 31, 2014, the principal amount outstanding under the Mortgage Loan was $23.4 million.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of October 31, 2014, the principal amount outstanding under the Construction Loan was $12.2 million.

Cash Flows from Operating Activities

For the six months ended October 31, 2014, net cash provided by operating activities totaled approximately $73.7 million as compared to approximately $46.5 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $73.4 million for the six months ended October 31, 2014; adjustments for non-cash charges of $20.8 million in write-down of inventories, $17.6 million in depreciation and amortization, $17.1 million in stock-based compensation, $6.3 million in gain on equity investments, net and $454,000 in gain from change in fair value of interest rate swap; a $41.8 million increase in accounts payable; a $16.5 million decrease in prepaid expenses and other assets; and a $0.7 million decrease in accounts receivable, net. These increases were offset by: a $87.6 million increase in inventories; a $11.5 million decrease in income taxes payable; a $5.3 million decrease in deferred revenues, less cost of revenues; a $1.6 million increase in deferred income taxes; and a $1.5 million decrease in accrued expenses and other liabilities. The $41.8 million increase in accounts payable was caused by an increase in inventory purchases. Our increase in inventory purchases also resulted in a $87.6 million increase in inventories. The $11.5 million decrease in income tax payable resulted primarily from a $15.1 million reduction in our unrecognized tax benefits when the applicable statutes of limitations in certain foreign jurisdictions lapsed.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The principal components of the net cash provided by operating activities during the six months ended October 31, 2013 were: net income of approximately $49.4 million for the six months ended October 31, 2013; adjustments for non-cash charges of $17.8 million in write-down of inventories, $17.0 million in stock-based compensation, $15.5 million in depreciation and amortization, $12.6 million in gain on equity investments, net, and a $2.0 million gain from the sale of our investment in Tong Hsing; a $21.4 million decrease in inventories; a $9.2 million increase in deferred revenues, less cost of revenues; a $3.3 million increase in accrued expenses and other liabilities; a $1.6 million decrease in deferred income taxes; and a $1.2 million decrease in prepaid expenses and other assets. These increases were offset by: a $60.3 million decrease in accounts payable; a $10.0 million decrease in income taxes payable; and a $4.4 million increase in accounts receivable, net. The $60.3 million decrease in accounts payable was caused by a reduction in inventory purchases. Our reduction in inventory purchases also caused the $21.4 million decrease in inventories.

Cash Flows from Investing Activities

For the six months ended October 31, 2014, our net cash used in investing activities totaled approximately $67.6 million, as compared to approximately $39.9 million for the corresponding period in the prior year. The amount of net cash used in investing activities during the six months ended October 31, 2014 represented the use of $186.2 million in purchases of short-term investments, and $8.0 million in purchases of property, plant and equipment, net of sales, partially offset by $126.6 million in net proceeds from sales or maturities of short-term investments. For the six months ended October 31, 2013, our net cash used in investing activities totaled $39.9 million due to $84.6 million in purchases of short-term investments, and $9.5 million in purchases of property, plant and equipment, net of sales, partially offset by $48.0 million in net proceeds from sales or maturities of short-term investments and $6.2 million in proceeds from the sale of investment in Tong Hsing.

Cash Flows from Financing Activities

For the six months ended October 31, 2014, net cash provided by financing activities totaled approximately $10.0 million, as compared to net cash provided by financing activities of approximately $10.3 million for the corresponding period in the prior year. The amount of net cash provided by financing activities during the six months ended October 31, 2014 represented $8.1 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $2.2 million in excess tax benefits from stock-based compensation, partially offset by $277,000 used to repay long-term borrowings. For the six months ended October 31, 2013, our net cash provided by financing activities represented $9.5 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $1.1 million in excess tax benefits from stock-based compensation, partially offset by $277,000 used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended July 31, 2014, in an effort to enhance the research and development capabilities of OTC, we increased its registered capital requirement from $12.0 million to $27.0 million. There are no specific deadlines as to when the incremental $15.0 million must be contributed, and as of October 31, 2014, we have not made any additional capital contributions.

During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid wafer credit. As of October 31, 2014 we have not made any deposits under this agreement.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and the foreseeable future. Other than normal working capital requirements, we expect our capital requirements totaling approximately $65 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 31, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations and Commercial Commitments :
Operating leases	$14,171	$6,002	$5,484	$1,625	$1,060
Debt obligations(1)	35,579	3,808	31,771	—	—
Purchase obligations(2)	152,938	152,938	—	—	—
Total contractual obligations	202,688	162,748	37,255	1,625	1,060
Other Commercial Commitments:
Investment in OTC(3)	15,000	15,000	—	—	—
Prepaid wafer credit(4)	1,000	1,000	—	—	—
Total commercial commitments	16,000	16,000	—	—	—
Total contractual obligations and commercial commitments	$218,688	$178,748	$37,255	$1,625	$1,060

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of October 31, 2014, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $23.4 million and $12.2 million, respectively. See Note 7 - “Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

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

(4)         During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid wafer credit. As of October 31, 2014, we have not made any deposits under this agreement. See Note 13 - “Commitments and Contingencies” to our condensed consolidated financial statements.

As of October 31, 2014, we have $59.2 million of unrecognized tax benefits, including estimated interest and penalties, of which $2.5 million is expected to settle within one year. Accordingly, this amount has been recorded in income taxes payable. For the remaining $56.7 million recorded in the long-term income taxes payable, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. As such, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of October 31, 2014 presented above.

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

In August 2014, the FASB issued new authoritative guidance related to the disclosures around going concern. The new guidance specifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for us beginning in the first quarter of fiscal 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have any material effect on our financial position, results of operations and cash flows.

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

As of October 31, 2014, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three and six months ended October 31, 2014 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of October 31, 2014, the principal amount outstanding under the Construction Loan was approximately $12.2 million. As of October 31, 2014, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $1.2 million of additional remeasurement losses. As of October 31, 2014, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $1.2 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and six months ended October 31, 2014.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. Interest rate under the Construction Loan was 5.9% at October 31, 2014. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until the next anniversary of the earliest drawdown, which will be November 2014, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three months ended October 31, 2014.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended October 31, 2014, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Claim construction briefing has been submitted, and the court has scheduled a claim construction hearing and case management conference for January 22, 2015. On September 30, 2014, the court granted TSMC’s motion for summary judgment of noninfringement based on extraterritoriality issues. On October 22, 2014, we filed a motion for summary judgment of noninfringement of our non-U.S. sales. We expect to vigorously defend ourselves against Ziptronix’s allegations. We are currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Securities Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular regarding the use of our imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-CV-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of our common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants’ motion to dismiss. The parties have recently reached an agreement in principle for the settlement of this litigation and release of claims with a payment of $12.5 million, to be funded by our insurance carriers. The parties intend to execute a formal agreement and submit papers seeking court approval for the settlement.

Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of our current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware. These complaints make allegations similar to those presented in the Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of us. We are named solely as a nominal defendant against whom no recovery is sought. The proceedings in these derivative actions have been stayed by agreement. We are currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

In fiscal 2014, approximately 55.1% of our revenues came from sales to our top five customers. In addition, in the six months ended October 31, 2014, approximately 53.9% of our revenues came from sales to our top five customers, including two OEM customers that accounted for approximately 14.4% and 11.8% of our revenues, respectively, and one distributor customer that accounted for approximately 14.1% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2014 and the six months ended October 31, 2014. In addition, during the second half of fiscal 2014 and the six months ended October 31, 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. We anticipate that sales outside of the United States, in particular in China and the emerging market in India, will account for a substantial portion of our revenues in future periods. We continue to invest resources in China and India in anticipation of continued revenues from these markets. Dependence on sales to foreign customers, in particular in China and India, involves certain risks, including:

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

Our image-sensor products face competition from other companies that sell CMOS image sensors and from companies that sell CCD image sensors. Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, larger customer bases, more established strategic and financial relationships and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. Many of them also have their own manufacturing facilities, which may give them a competitive advantage. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Our competitors include established CMOS image-sensor manufacturers such as ON Semiconductor, Samsung, Sharp, Sony, STMicroelectronics and Toshiba as well as CCD image-sensor manufacturers such as Panasonic, Sharp and Sony. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can, respond more rapidly than we can to changing market opportunities or more easily meet increased demands for their products. In addition, we compete with a large number of smaller CMOS manufacturers that has required, and in the future may require, us to reduce our prices. For instance, we have seen increased competition in the markets for VGA image-sensor products with resulting pressures on product pricing. Downward pressure on pricing could result both in decreased revenues and lower gross margins, which would adversely affect our profitability. From time to time, other companies enter the CMOS image-sensor market by using obsolete and available manufacturing equipment. These new entrants gain market share in the short-term by pricing their products significantly below current market levels, which puts additional downward pressure on the prices we can obtain for our products.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $23.4 million as of October 31, 2014. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Condensed Consolidated Balance Sheets. We record its fair value change in our Condensed Consolidated Statements of Income, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2014, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $59.2 million and our long-term investments totaled approximately $143.1 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash, cash equivalents and short-term investments, in total, has increased over the six months ended October 31, 2014, primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and foreseeable future, if we are unable to sell our inventories or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As of October 31, 2014, we held cash and cash equivalents totaling $314.0 million, and short-term investments totaling $211.2 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of October 31, 2014, we did not hold any illiquid investments and we have not realized any losses. However, ongoing uncertainties in global capital markets associated with a repricing of risk have caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax law is subject to legal and factual interpretation, judgment and uncertainty. For example, we were under tax examination in a foreign jurisdiction starting from the fiscal year ended April 30, 2004. This tax examination was concluded in November 2014. We may be involved in similar tax examinations in the future that could result in additional expense and time spent cooperating with such examinations, and may have a negative effect on our financial results depending on the outcome of such examinations.

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

During fiscal 2014 and the six months ended October 31, 2014, approximately 18.8% and 24.8%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through December 2, 2014, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.18 per share. The closing sales price of our common stock on December 2, 2014 was $26.78 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as the outcome of the unsolicited acquisition proposal that we recently received from HCM, and general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•                  developments or announcements with respect to the unsolicited acquisition proposal that we recently received from HCM;

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

Dated: December 8, 2014

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 8, 2014

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