Form 10-Q
period 2015-01-31
OMNIVISION TECHNOLOGIES INC
filed 2015-03-06
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

At March 2, 2015, 58,106,421 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	January 31,	April 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$308,161	$297,952
Short-term investments	204,626	152,993
Accounts receivable, net	141,706	172,472
Inventories	366,379	270,935
Deferred income taxes	4,553	4,973
Prepaid expenses and other current assets	6,473	6,576
Recoverable insurance proceeds	12,500	—
Total current assets	1,044,398	905,901
Property, plant and equipment, net	148,516	153,792
Long-term investments	145,310	154,409
Goodwill	10,227	10,227
Intangibles, net	55,760	66,217
Other long-term assets	25,194	32,529
Total assets	$1,429,405	$1,323,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,905	$142,012
Accrued expenses and other current liabilities	28,583	31,959
Litigation settlement accrual	12,500	—
Income taxes payable	6,081	2,316
Deferred revenues, less cost of revenues	19,709	25,783
Current portion of long-term debt	7,071	3,802
Total current liabilities	220,849	205,872
Long-term liabilities:
Long-term income taxes payable	51,127	86,498
Non-current portion of long-term debt	25,128	32,030
Other long-term liabilities	21,853	11,818
Total long-term liabilities	98,108	130,346
Total liabilities	318,957	336,218

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 78,655 shares issued and 58,056 outstanding at January 31, 2015 and 76,681 shares issued and 56,082 outstanding at April 30, 2014, respectively	79	77
Additional paid-in capital	700,668	664,602
Accumulated other comprehensive income	2,507	2,378
Treasury stock, 20,599 at January 31, 2015 and April 30, 2014, respectively	(278,683)	(278,683)
Retained earnings	685,877	598,483
Total stockholders’ equity	1,110,448	986,857
Total liabilities and stockholders’ equity	$1,429,405	$1,323,075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenues	$292,341	$352,023	$1,092,922	$1,122,960
Cost of revenues	227,759	282,891	853,423	913,801
Gross profit	64,582	69,132	239,499	209,159

Operating expenses:
Research, development and related	33,190	30,936	102,108	87,761
Selling, general and administrative	19,465	18,028	58,904	54,684
Amortization of acquired patent portfolio	2,321	2,321	6,964	6,964
Total operating expenses	54,976	51,285	167,976	149,409

Income from operations	9,606	17,847	71,523	59,750
Equity in earnings of investee	1,279	837	3,248	3,264
Interest expense, net	(404)	(466)	(1,256)	(1,542)
Other income, net	324	24,038	1,588	25,206
Income before income taxes	10,805	42,256	75,103	86,678

Provision for (benefit from) income taxes	(3,218)	11,696	(12,291)	6,754
Net income	$14,023	$30,560	$87,394	$79,924

Net income per share:
Basic	$0.24	$0.55	$1.52	$1.44
Diluted	$0.23	$0.54	$1.48	$1.42

Shares used in computing net income per share:
Basic	57,948	55,913	57,383	55,369
Diluted	60,134	56,186	59,238	56,472

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Net income	$14,023	$30,560	$87,394	$79,924

Other comprehensive income (loss), net of tax:
Translation gains (losses)	131	(27)	107	215
Reclassification adjustment for (gains) on sale of WLCSP included in net income	—	(665)	—	(665)
Translation gains (losses)	131	(692)	107	(450)
Unrealized gains (losses) on available-for-sale securities	24	(15)	23	355
Reclassification adjustments for gains on available-for-sale securities included in net income	—	—	(1)	(1,288)
Unrealized gains (losses) on available-for-sale securities	24	(15)	22	(933)

Other comprehensive income (loss)	155	(707)	129	(1,383)

Comprehensive income	$14,178	$29,853	$87,523	$78,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net income	$87,394	$79,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,225	23,751
Change in fair value of interest rate swap	(639)	(933)
Stock-based compensation	25,816	25,912
Tax effect from stock-based compensation	2,458	3,926
Gain on equity investments, net	(7,461)	(17,865)
Write-down of inventories	30,389	25,978
Excess tax benefits from stock-based compensation	(2,458)	(3,311)
Gain associated with WLCSP IPO	—	(23,802)
Gain on sale of investment in Tong Hsing	—	(1,990)
(Gain) loss on disposal of property, plant and equipment	4	(154)
Changes in assets and liabilities:
Accounts receivable, net	30,766	31,811
Inventories	(126,254)	66,350
Deferred income taxes	(5,059)	8,143
Prepaid expenses and other assets	12,661	1,492
Accounts payable	6,512	(38,705)
Accrued expenses and other liabilities	6,059	(1,564)
Income taxes payable	(18,349)	(8,611)
Deferred revenues, less cost of revenues	(6,091)	5,144
Net cash provided by operating activities	61,973	175,496
Cash flows from investing activities:
Purchases of short-term investments	(261,489)	(126,979)
Proceeds from sales or maturities of short-term investments	207,847	64,327
Purchases of property, plant and equipment, net of sales	(9,717)	(13,154)
Proceeds from sale of investment in Tong Hsing	—	6,224
Net cash used in investing activities	(63,359)	(69,582)
Cash flows from financing activities:
Repayment of long-term borrowings	(3,674)	(3,691)
Excess tax benefits from stock-based compensation	2,458	3,311
Proceeds from exercise of stock options and employee stock purchase plan	12,837	13,206
Net cash provided by financing activities	11,621	12,826
Effect of exchange rate changes on cash and cash equivalents	(26)	16
Net increase in cash and cash equivalents	10,209	118,756
Cash and cash equivalents at beginning of period	297,952	190,171
Cash and cash equivalents at end of period	$308,161	$308,927
Supplemental cash flow information:
Taxes paid	$8,615	$3,422
Interest paid	$1,654	$1,826
Supplemental schedule of non-cash investing and financing activities:
Additions to intangible assets included in accruals	$—	$21,906
Sale of WLCSP shares	$—	$15,066
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$2,622	$2,786
Write-off of employee stock-based compensation-related deferred tax assets	$858	$722

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of January 31, 2015 and April 30, 2014 and for the three and nine months ended January 31, 2015 and 2014 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2014 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 (the “Form 10-K”).

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

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any material effect on its financial position, results of operations and cash flows.

In January 2015, the FASB revised the authoritative guidance on reporting extraordinary items by eliminating such concept from GAAP. Previously, if an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax. The guidance is effective for the Company beginning in the first quarter of fiscal 2017. The Company does not expect the adoption of this guidance to have any material effect on its financial position, results of operations and cash flows.

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of January 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$9,205	$—	$(3)	$9,202
U.S. government debt securities with maturities less than one year	26,652	4		26,656
Corporate debt securities/commercial paper	168,778	13	(23)	168,768
	$204,635	$17	$(26)	$204,626

Contractual maturity dates, less than one year				$201,569
Contractual maturity dates, one to two years				3,057
				$204,626

	As of April 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$6,168	$1	$(2)	$6,167
Corporate debt securities/commercial paper	146,866	6	(46)	146,826
	$153,034	$7	$(48)	$152,993

Contractual maturity dates, less than one year				$142,758
Contractual maturity dates, one to two years				10,235
				$152,993

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	January 31,	April 30,
	2015	2014
Cash and cash equivalents:
Cash	$231,640	$195,141
Money market funds, commercial paper and U.S. government bonds	76,521	102,811
	$308,161	$297,952
Accounts receivable, net:
Accounts receivable	$144,758	$176,576
Less: Allowance for doubtful accounts	(886)	(998)
Allowance for sales returns	(2,166)	(3,106)
	$141,706	$172,472
Inventories:
Work in progress	$173,686	$107,621
Finished goods	192,693	163,314
	$366,379	$270,935
Prepaid expenses and other current assets:
Prepaid expenses	$5,109	$4,285
Deposits and other	331	1,284
Interest receivable	1,033	1,007
	$6,473	$6,576
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings	82,623	82,547
Buildings/leasehold improvements	29,318	29,123
Machinery and equipment	120,046	119,762
Furniture and fixtures	5,030	5,002
Software	8,853	8,774
Construction in progress	1,998	2,894
	260,868	261,102
Less: Accumulated depreciation and amortization	(112,352)	(107,310)
	$148,516	$153,792
Other long-term assets:
Deferred tax assets — non-current	$1,096	$528
Land-use rights	2,137	2,180
Other long-term assets	21,961	29,821
	$25,194	$32,529
Accrued expenses and other current liabilities:
Deferred tax liabilities — current	$144	$144
Employee compensation	12,677	15,176
Third party commissions	511	380
Professional services	2,574	2,270
Noncancelable purchase commitments	729	647
Rebates	1,896	1,511
Other	10,052	11,831
	$28,583	$31,959
Other long-term liabilities:
Interest rate swap	$2,341	$2,980
Deferred tax liabilities — non-current	12,992	3,731
Other	6,520	5,107
	$21,853	$11,818

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	January 31,	April 30,
	2015	2014
VisEra	$103,402	$115,943
WLCSP	37,247	33,805
XinTec	4,661	4,661
Total	$145,310	$154,409

VisEra Technologies Company, Ltd.

In October 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of January 31, 2015, the Company owned 49.1% of VisEra Cayman.

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

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Nine Months Ended
	January 31,
	2015	2014
Dividend payments received from VisEra	$17,101	$—

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Equity income (losses)	$680	$(331)	$4,560	$10,079
Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	$(81)	$4,220	$4,213	$16,378

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

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

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

As of January 31, 2015, the 30.3 million WLCSP shares owned by the Company represented an ownership percentage of 13.3%. The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Nine Months Ended
	January 31,
	2015	2014
Dividend payments received from WLCSP	$726	$830

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Equity in earnings of investee,” consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands). In the fourth quarter of fiscal 2014, to comply with China’s securities laws after WLCSP’s IPO, the Company introduced a one-month lag in its equity method of accounting for WLCSP. As such, for the three and nine months ended January 31, 2015, the Company included its share of WLCSP’s earnings from October 1, 2014 to December 31, 2014 and from April 1, 2014 to December 31, 2014, respectively. For the three months ended January 31, 2014, the Company’s share of WLCSP’s net income was based solely on the Company’s own best estimates. This was due to WLCSP scheduling the release of their December 31, 2013 financial results in April 2014, after their January 2014 IPO. Under China’s securities law, the Company is not able to disclose any periodic financial information which may otherwise be available to the Company in its capacity as a representative on WLCSP’s Board of Directors, until such information was publicly released in China.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Equity income	$1,279	$837	$3,248	$3,264

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. As of January 31, 2015, the Company’s direct ownership percentage in XinTec was 4.12%. Separately, VisEra Cayman owns a 15.63% interest in XinTec. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.80%. The Company accounts for XinTec as a cost method investment.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. Each of the investee’s statement was prepared under US GAAP (in thousands).

As mentioned above, with WLCSP’s IPO in January 2014 and disclosure restrictions applicable then under China’s securities law, the Company was previously unable to disclose summarized financial information of WLCSP for the three and nine months ended January 31, 2014. Disclosure of such historical information in the current period would also not be consistent with any subsequent public disclosures from WLCSP. The summary financial information of WLCSP for the three and nine months ended December 31, 2013 are presented below as prior year comparatives. This information was included as part of the Company’s own best estimate of its share of WLCSP’s net income for the three months ended January 31, 2014.

VisEra Technologies Company, Ltd.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Operating data:
Revenues	$28,998	$24,236	$86,002	$103,500
Gross profit	5,962	13,147	21,240	46,866
Income from operations	3,746	10,567	14,328	38,953
Net income (loss)	$(165)	$8,588	$8,574	$33,328

China WLCSP Limited

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Operating data:
Revenues	$32,022	$20,111	$78,082	$58,651
Gross profit	14,064	11,522	40,428	32,176
Income from operations	7,125	6,415	21,928	21,712
Net income	$9,589	$6,474	$24,333	$18,736

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	January 31,	April 30,
	2015	2014
Undistributed earnings of investees	$56,431	$66,772

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the change to the carrying value of the Company’s goodwill during the periods presented (in thousands):

	Nine Months Ended
	January 31,
	2015	2014
Beginning balance	$10,227	$10,227
Changes to carrying value	—	—
Ending balance	$10,227	$10,227

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	January 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$35,595	$29,405
Core technology	36,100	29,447	6,653
Patents and licenses	36,066	16,438	19,628
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	266	74
Intangible assets, net	$138,906	$83,146	$55,760

	April 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$28,631	$36,369
Core technology	36,100	27,980	8,120
Patents and licenses	36,066	14,438	21,628
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	240	100
Intangible assets, net	$138,906	$72,689	$66,217

The following table presents the amortization of intangible assets recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Amortization of intangible assets	$1,151	$584	$3,493	$2,016
Amortization of acquired patent portfolio	$2,321	$2,321	$6,964	$6,964

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2015	$3,473
2016	13,753
2017	13,627
2018	12,546
2019	3,234
Thereafter	9,127
Total	$55,760

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	January 31,	April 30,
	2015	2014
Mortgage loan	$23,237	$23,653
Construction loan	8,962	12,179
	32,199	35,832
Less: amount due within one year	(7,071)	(3,802)
Non-current portion of long-term debt	$25,128	$32,030

As of January 31, 2015, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2015	$139	$—	$139
2016	553	6,518	7,071
2017	22,545	2,444	24,989
Total	$23,237	$8,962	$32,199

Mortgage Loan

On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the “Santa Clara Property”). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the “Mortgage Loan”). The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of January 31, 2015.

Interest rates under the Mortgage Loan for the dates indicated are set forth below:

	January 31,	April 30,
	2015	2014
Mortgage Loan	1.1%	1.1%

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co. Ltd. (“OTC”), a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of January 31, 2015, the total amount outstanding under the Construction Loan was Chinese Yuan 55 million, or approximately $9.0 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. The interest rate under the Construction Loan was 5.9% at January 31, 2015 and April 30, 2014, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of January 31, 2015.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

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

The table below presents the location of the swap on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effect on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains:
Other income, net	$185	$320	$639	$933

	January 31,	April 30,
	2015	2014
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$2,341	$2,980

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Antidilutive common stock subject to outstanding options	508,000	2,513,000	661,000	2,513,000

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Basic:
Numerator:
Net income	$14,023	$30,560	$87,394	$79,924

Denominator:
Weighted average common shares for net income per share	57,948	55,913	57,383	55,369

Basic net income per share	$0.24	$0.55	$1.52	$1.44

Diluted:
Numerator:
Net income	$14,023	$30,560	$87,394	$79,924

Denominator:
Denominator for basic net income per share	57,948	55,913	57,383	55,369
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	2,186	273	1,855	1,103
Weighted average common shares for diluted net income per share	60,134	56,186	59,238	56,472

Diluted net income per share	$0.23	$0.54	$1.48	$1.42

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

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	January 31, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$17,005	$17,005	$—	$—
U.S. government debt securities and municipal bonds	46,646	—	46,646	—
Corporate debt securities/commercial paper	217,496	—	217,496	—
Total assets	$281,147	$17,005	$264,142	$—
Interest rate swap	(2,341)	—	(2,341)	—
Total liabilities	$(2,341)	$—	$(2,341)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	January 31, 2015
	Total	Level 1	Level 2	Level 3
Cash equivalents	$76,521	$17,005	$59,516	$—
Short-term investments	204,626	—	204,626	—
Total assets	$281,147	$17,005	$264,142	$—
Interest rate swap	(2,341)	—	(2,341)	$—
Total liabilities	$(2,341)	$—	$(2,341)	$—

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

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

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

For its investment in WLCSP, the Company uses the equity method of accounting. (See Note 5.) As of January 31, 2015, using the per share closing price of the stock of $8.60 on the Shanghai Stock Exchange (categorized as Level 1 for purposes of the fair value hierarchy), the aggregate fair value of the Company’s investment in WLCSP totaled approximately $260.2 million.

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated, respectively:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
OEMs and VARs	74.4%	80.3%	75.0%	82.1%
Distributors	25.6	19.7	25.0	17.9
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
China	$223,462	$259,935	$879,521	$844,764
Japan	19,523	33,006	66,892	76,776
Singapore	15,119	6,325	25,965	11,181
South Korea	9,969	36,466	56,460	140,227
United States	4,579	1,146	8,947	3,907
All other	19,689	15,145	55,137	46,105
Total	$292,341	$352,023	$1,092,922	$1,122,960

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

The Company’s long-lived assets, including its property, plant and equipment, net, long-term investments, land-use rights and other long-term assets, were located in the following countries as of the dates indicated (in thousands):

	January 31,	April 30,
	2015	2014
China	$156,411	$162,207
Taiwan	112,297	126,820
United States	48,391	50,552
All other	825	623
Total	$317,924	$340,202

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the nine months ended January 31, 2015 (in thousands):

Additional
Paid-in
Capital
Balance at April 30, 2014	$664,602
Exercise of common stock options	5,116
Employee stock purchase plan	7,719
Employee stock-based compensation	25,816
Withholding tax deduction on restricted stock units	(4,185)
Tax effect from stock-based compensation	2,458
Write-off of employee stock-based compensation related deferred tax assets	(858)
Balance at January 31, 2015	$700,668

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the nine months ended January 31, 2015 (in thousands):

	Balance at April 30, 2014	Other Comprehensive Income Before Reclassification	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at January 31, 2015
Accumulated translation gains	$2,406	$165	$—	$(58)	$2,513
Accumulated unrealized gains (losses) on available-for-sale securities, net	(28)	35	(1)	(12)	(6)
Total accumulated other comprehensive income	$2,378	$200	$(1)	$(70)	$2,507

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

The following table sets forth the amounts reclassified out of Accumulated Other Comprehensive Income into the Condensed Consolidated Statements of Income and the associated presentation location, for the periods indicated (in thousands):

		Three Months Ended		Nine Months Ended
Comprehensive Income		January 31,		January 31,
Components	Location	2015	2014	2015	2014
Accumulated translation gains	Other income, net	$—	$(1,023)	$—	$(1,023)

Accumulated unrealized gains (losses) on available-for-sale securities, net
	Other income, net	—	—	(1)	(1,641)
	Total amounts reclassified out of Accumulated Other Comprehensive Income	$	$(1,023)	$(1)	$(2,664)

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Income before income taxes	$10,805	$42,256	$75,103	$86,678
Provision for (benefit from) income taxes	$(3,218)	$11,696	$(12,291)	$6,754
Effective income tax rate	(29.8)%	27.7%	(16.4)%	7.8%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The Tax Increase Prevention Act, which was signed into law on December 19, 2014, retroactively extended the U.S. Federal research and development tax credit (“Federal R&D Credit”) from January 1, 2014 to December 31, 2014.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended January 31, 2015, the discrete adjustments to the Company’s provision for income taxes included favorable adjustments from the decrease of the Company’s gross unrecognized tax benefits, related to the conclusion of a tax examination in a foreign jurisdiction and the lapse of applicable statute of limitation in another jurisdiction, the tax benefit from the one-year retroactive extension of the Federal R&D Credit, and the favorable adjustments to tax provisions from prior years. These favorable discrete adjustments were partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

The Company was under tax examination in a foreign jurisdiction, starting from the fiscal year ended April 30, 2004. This tax examination was concluded in November 2014, with the Company reaching a settlement agreement with the foreign jurisdiction taxing authority that covered from fiscal year ended April 30, 2004 to fiscal year ended April 30, 2013. Consequently, during the three months ended January 31, 2015, the Company reduced its gross unrecognized tax benefits by approximately $5.4 million and recorded a $2.9 million benefit from income taxes. During the three months ended January 31, 2015, the Company accrued an additional $359,000 of interest related to the Company’s unrecognized tax benefits. The Company anticipates that the balance of gross unrecognized tax benefits as of January 31, 2015 will decrease by approximately $5.3 million due to the lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Note 13 — Commitments and Contingencies

Commitments

During the three months ended July 31, 2014, in an effort to enhance the research and development capabilities of OTC, the Company increased OTC’s registered capital requirement from $12.0 million to $27.0 million. In December 2014, the Company contributed the incremental $15.0 million to OTC, meeting the registered capital commitment requirement.

During the three months ended July 31, 2014, the Company entered into a development and supply agreement with Powerchip Technology Corporation (“PTC”) pursuant to which the Company would deposit up to $1.0 million with PTC as prepaid wafer credit. As of January 31, 2015, the Company has not made any deposits under this agreement.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Claim construction briefing has been submitted, but there is no claim construction hearing currently scheduled. On September 30, 2014, the court granted TSMC’s motion for summary judgment of noninfringement based on extraterritoriality issues. On March 2, 2015, the court granted the Company’s motion for summary judgment of noninfringement of its non-U.S. sales. A case management conference is scheduled for March 19, 2015, to discuss the issues that remain in the case. The court’s recent summary judgment motion addresses most of Ziptronix’s infringement claims asserted in the case and the Company expects to vigorously defend itself against Ziptronix’s remaining allegations of infringement. The Company is currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Securities Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company’s business and financial results, in particular regarding the use of its imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-CV-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of the Company’s common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants’ motion to dismiss. On December 30, 2014, the parties entered into a stipulation and agreement of settlement to resolve the litigation, which was then submitted to the court for preliminary approval. The stipulation and agreement of settlement provides for a payment of $12.5 million to the plaintiff class, which is funded solely by the Company’s insurance carriers. The Company also entered into a mutual release agreement with one of its insurance carriers. In March 2015, the court entered an order granting preliminary approval of the settlement and ordering notice to the putative plaintiff class. The court also scheduled a June 2015 hearing regarding final approval of the settlement.

With the execution of the stipulation agreement and the release agreement, the Company believes that ultimate settlement is probable, at the currently estimated amount. Consequently, as of January 31, 2015, on the condensed consolidated balance sheet, the Company recorded $12.5 million in Recoverable insurance proceeds within Total current assets, and $12.5 million in Litigation settlement accrual within Total current liabilities. Notice of the settlement must be provided to the putative shareholder class, and the court must grant final approval of the settlement. There is no assurance that the court will grant such approval, or that the settlement will become final. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously.

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

For the Three and Nine Months Ended January 31, 2015 and 2014

(unaudited)

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended		Nine Months Ended
Related		January 31,		January 31,
Party	Description	2015	2014	2015	2014
VisEra	Purchases of color filter and other manufacturing services	$25,945	$22,191	$77,620	$93,422
	Rent and other services	$—	$—	$—	$3
	Balances payable at period end, net	$18,116	$23,066	$18,116	$23,066

WLCSP	Purchases of packaging services	$8,358	$393	$19,354	$436
	Balances payable at period end, net	$4,376	$223	$4,376	$223

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

New Products

In April 2014, we introduced the OV6211, our first product based on the OmniPixel-3GS global shutter pixel architecture. The OV6211 is a 1/10.5-inch image sensor with a 400×400 pixel resolution, designed for a wide range of consumer applications that require functions such as gesture recognition, eye tracking, depth and motion detection, and biometrics. The OV6211 is capable of capturing full resolution video at 120 frames per second, or FPS, and smear-free black-and-white image capture.

In April 2014, we also introduced two image sensors designed specifically for high-end security and surveillance applications. The first image sensor, the OV5658, is a 1/3.2-inch 5-megapixel sensor based on our 1.75-µm OmniBSI+ pixel architecture. The OV5658 is capable of capturing full-resolution 5-megapixel video at 30 FPS, and 1080p or 720p high definition, or HD, video at 60 FPS, or at 30 FPS with extra pixels for electronic image stabilization, or EIS. The second image sensor, the OV10823, is a 1/2.6-inch 10.5-megapixel sensor based on our 1.4-µm OmniBSI-2 pixel architecture. The OV10823 can record full-resolution 10.5-megapixel video at 30 FPS and 4K2K at 30 FPS. It also supports 720p HD video with up to 3× zoom with no moving lens.

In May 2014, we introduced the OV5670, our first 5-megapixel PureCel image sensor with 1.12-µm pixels. The 1/5-inch OV5670 is designed for both front- and rear-facing camera applications in smartphones and tablets. It is capable of capturing full resolution 5-megapixel images at 30 FPS, quad HD video at 30 FPS, cropped 1080p HD at 60 FPS, or 720p HD at 60 FPS.

In May 2014, we also introduced the OV10640, our first automotive image sensor built on OmniBSI technology, and the OV490, a companion chip that enables high-quality image and video processing. The 1.3-megapixel OV10640 can reproduce high dynamic range, or HDR, scenery with up to 120 dB, and is capable of recording full-resolution 1.3-megapixel video at 60 FPS. The OV490 is a companion processor that enables simultaneous output of fully processed YUV or RGB data for display-based applications and RAW data for machine-vision downstream processing.

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

In October 2014, we also introduced the OV16850, a 16-megapixel PureCel-S image sensor in a native 16:9 format, designed for premium smartphones. The 1/2.6-inch OV16850 is based on our 1.12-µm pixel architecture, and leverages our stacked-die technology. It is capable of capturing full-resolution 16-megapixel images at 30 FPS, 4K2K video at 30 FPS, quad HD video at 60 FPS, and 720p video at 120 FPS.

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

In November 2014, we introduced the OV23850 and OV21840, a family of PureCel-S image sensors designed for premium smartphones, with resolutions of 23.8 megapixels and 21.4 megapixels, respectively. The OV23850 and OV21840 PureCel-S sensors leverage our stacked-die technology, which separates the imaging array from the image sensor processing pipeline into a stacked-die structure. This enables additional sensor functionalities, such as phase detection autofocus, two-dimensional contrast fast autofocus and HDR video, while maintaining a small footprint. The 1/2.3-inch OV23850 supports an active array of 5632 x 4224 pixels, operating at 24 FPS. The 1/2.4-inch OV21840 supports an active array of 5344 x 4016 pixels, operating at 27 FPS. Both the OV23850 and OV21840 are also capable of recording quad HD video at 30 FPS in HDR mode, 720p HD video at 120 FPS, and 1080p HD video at 90 FPS.

Capital Resources

As of January 31, 2015, we held approximately $308.2 million in cash and cash equivalents and approximately $204.6 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash, cash equivalents and short-term investments will be significantly affected by current instability in the global financial markets.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

A significant amount of our revenues is derived from markets outside of the United States, in particular from the Asian markets. These markets are extremely competitive and we continue to see entrance of new competitors. Due to our reliance on sales in these markets, a slowdown in demand in these markets could have an adverse effect on our financial results. For example, in the third quarter of fiscal 2015, demand for our products slowed down in the China market, possibly attributable to the competitive environment faced by our customers and a protracted upgrade cycle for the local wireless infrastructure. This demand slowdown in the region had negatively impacted our revenues. Given our long-term relationships and established ecosystem in China, we believe that demand for our products in the region will resume. However, due to our limited visibility and the intense competition in the market, we expect that volatility in the China market, as well as other Asian markets, will continue, at least in the near future.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 5.5 billion image sensors, including approximately 198 million in the three months ended January 31, 2015. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

Many of the products using our image sensors, such as mobile phones, entertainment applications such as tablets and wearable devices, notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to macroeconomic uncertainties and changes in our end-user customer demands in the past several years, the seasonal cycle of our business has been less predictable. For example, in fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. This change in end-user demand mix altered our quarterly sales pattern in fiscal 2014. Given the current economic environment and continued changes in our end-user demands, we remain cautious toward our near-term business prospects and the return of the historical seasonal cycle of our business. While we believe that the market opportunities represented by mobile phones and entertainment applications such as tablets and wearable devices remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

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

supply constraints, and if we were unable to manage our products appropriately to meet our customers’ product demands, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. For example, during the second quarter of fiscal 2012, certain of our key customers unexpectedly cut back their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we also increased significantly our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile for the remainder of fiscal 2015, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.9	80.4	78.1	81.4
Gross margin	22.1	19.6	21.9	18.6

Operating expenses:
Research, development and related	11.3	8.8	9.4	7.8
Selling, general and administrative	6.7	5.1	5.4	4.9
Amortization of acquired patent portfolio	0.8	0.6	0.6	0.6
Total operating expenses	18.8	14.5	15.4	13.3

Income from operations	3.3	5.1	6.5	5.3
Equity in earnings of investee	0.4	0.2	0.3	0.3
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	0.1	6.8	0.2	2.2
Income before income taxes	3.7	12.0	6.9	7.7

Provision for (benefit from) income taxes	(1.1)	3.3	(1.1)	0.6
Net income	4.8%	8.7%	8.0%	7.1%

Three Months Ended January 31, 2015 as Compared to Three Months Ended January 31, 2014

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended January 31, 2015 decreased by 17.0% to $292.3 million from $352.0 million for the three months ended January 31, 2014. The decrease in revenues was primarily attributable to an 11.0% decrease in ASPs, compounded by a 7.6% decrease in unit sales. The decrease in our ASPs reflected general price erosions and an increase in shipment mix for some of our newer and lower priced products. The decrease in unit sales was driven by a decrease in unit shipment into the entertainment market due to lower demand, partially offset by an increase in unit shipment into the mobile phone market, due to increased demand for our 3 to 5-megapixel and 8-megapixel and above products.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended January 31, 2015 than in the prior year period. We expect that the percentage of revenues from sales through OEMs and VARs will vary from

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	January 31,
	2015	2014
OEMs and VARs	74.4%	80.3%
Distributors	25.6	19.7
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended January 31, 2015, one OEM customers accounted for approximately 14.1% of our revenues. In the three months ended January 31, 2014, two OEM customers accounted for approximately 13.5% and 13.4% of our revenues, respectively. For the three months ended January 31, 2015 and 2014, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended January 31, 2015 was primarily attributable to changes in product volumes shipped to our key customers during this period.

Distributors.   In the three months ended January 31, 2015, one distributor customer accounted for approximately 13.2%. In the three months ended January 31, 2014, no distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,
	2015	2014
Domestic sales	1.6%	0.3%
Foreign sales	98.4	99.7
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended January 31, 2015 increased to 22.1% from 19.6% for the three months ended January 31, 2014. The year-over-year increase in gross margin reflected the introduction of PureCel products into our shipment mix in fiscal 2015, and a continued reduction in our product costs, including our OmniBSI-2 products. Our OmniBSI-2 and PureCel products constitute a significant portion of our total product shipments. These favorable factors were partially offset by a decrease in ASPs and an unfavorable net effect on gross margin from the sale of previously written-down products and write-down of inventories. The decrease in ASPs was a result of general price erosions and an increase in shipment mix for some of our newer and lower priced products. For the net effect on gross

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

margin from the sale of previously written-down products and write-down of inventories, we recorded an increase in the write-down of inventories in the three months ended January 31, 2015, which totaled approximately $9.6 million, as compared to $8.2 million in the similar prior year period. We also recorded a decrease in the sales of previously written-down products in the three months ended January 31, 2015, which totaled $3.0 million, as compared to $3.5 million in the similar prior year period. We recorded approximately $1.1 million and $1.0 million in stock-based compensation expense to cost of revenues during the three months ended January 31, 2015 and 2014, respectively.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for the three months ended January 31, 2015 increased to approximately $33.2 million from approximately $30.9 million for the three months ended January 31, 2014. As a percentage of revenues, research, development and related expenses for the three months ended January 31, 2015 and 2014 represented 11.3% and 8.8%, respectively.

The increase in research, development and related expenses of approximately $2.3 million, or 7.3%, for the three months ended January 31, 2015 from the similar period in the prior year resulted primarily from: a $1.1 million increase in non-recurring engineering expenses related to new product development, a $0.7 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, and a $218,000 increase in office and facilities expenses. We anticipate that research, development and related expenses for our fourth quarter of fiscal 2015 will increase slightly when compared to our third quarter of fiscal 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for the three months ended January 31, 2015 increased to approximately $19.5 million from $18.0 million for the three months ended January 31, 2014. As a percentage of revenues, selling, general and administrative expenses represented 6.7% and 5.1% for the three months ended January 31, 2015 and 2014, respectively.

The increase in selling, general and administrative expenses of approximately $1.4 million, or 8.0%, for the three months ended January 31, 2015 from the similar period in the prior year resulted primarily from: a $0.8 million increase in miscellaneous consumption tax adjustments, and a $470,000 increase in legal expenses. We anticipate that our selling, general and administrative expenses for our fourth quarter of fiscal 2015 will remain comparable to our third quarter of fiscal 2015.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company, or Kodak, in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended January 31, 2015 and 2014.

Equity in Earnings of Investee

Equity in earnings of investee for the three months ended January 31, 2015 totaled $1.3 million, as compared to $0.8 million in the prior year. Equity in earnings of investee represented our portion of the net income recorded by China WLCSP Limited, or WLCSP, and equity method investment adjustments.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, decreased to $404,000 in the three months ended January 31, 2015 from $466,000 in the prior year period. The $62,000 decrease in interest expense, net, resulted from a $127,000 increase in interest income, offset by a $65,000 increase in interest expense. The increase in interest income was attributable to an increase in cash, cash equivalents, and short-term investments. The increase in interest expense was attributable to the accretion of interest associated with a license agreement that we entered into with the California Institute of Technology in January 2014.

Other Income, Net

Other income, net, for the three months ended January 31, 2015 totaled $324,000, as compared to $24.0 million in the prior year. Other income, net, for the three months ended January 31, 2015 included $350,000 of income associated with the leasing out of our office space in Shanghai, China, a $185,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, and a $177,000 net loss from foreign transactions. Other income, net, for the three months ended January 31, 2014 included $14.1 million of change-in-interest gain associated with WLCSP’s initial public offering, when it issued 37.2 million new shares at a per share price that was higher than our per share carrying value, a $9.7 million gain from the sale of 5.1 million shares of WLCSP’s common stock that we owned, $353,000 of income associated with the leasing out of our office space in Shanghai, China, and a $320,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, partially offset by a $313,000 loss from foreign exchange.

Provision for (Benefit from) Income Taxes

We generated approximately $10.8 million and $42.3 million in income before income taxes for the three months ended January 31, 2015 and 2014, respectively. We recorded benefit from income taxes of approximately $3.2 million for the three months ended January 31, 2015 and provision for income taxes of approximately $11.7 million for the three months ended January 31, 2014, resulting in effective tax rates of (29.8)% and 27.7% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The Tax Increase Prevention Act, which was signed into law on December 19, 2014, retroactively extended the U.S. Federal research and development tax credit, or Federal R&D Credit, from January 1, 2014 to December 31, 2014.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended January 31, 2015, the discrete adjustments to our provision for income taxes included favorable adjustments from the decrease of our gross unrecognized tax benefits, related to the conclusion of a tax examination in a foreign jurisdiction and the lapse of applicable statute of limitation in another jurisdiction, the tax benefit from the one-year retroactive extension of the Federal R&D Credit, and the favorable adjustments to tax provisions from prior years. These favorable discrete adjustments were partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

We were under tax examination in a foreign jurisdiction, starting from the fiscal year ended April 30, 2004. This tax examination was concluded in November 2014, with us reaching a settlement agreement with the foreign jurisdiction taxing authority that covered from fiscal year ended April 30, 2004 to fiscal year ended April 30, 2013. Consequently, during the three months ended January 31, 2015, we reduced our unrecognized tax benefits by approximately $5.4 million and recorded a $2.9 million benefit from income taxes. During the three months ended January 31, 2015, we accrued an additional $359,000 of interest related to our unrecognized tax benefits. We anticipate that the balance of gross unrecognized tax benefits as of January 31, 2015 will decrease by approximately $5.3 million due to the lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Nine Months Ended January 31, 2015 as Compared to Nine Months Ended January 31, 2014

Revenues

Revenues for the nine months ended January 31, 2015 decreased by 2.7% to approximately $1.09 billion from $1.12 billion for the nine months ended January 31, 2014. The decrease in revenues was due to a 7.5% decrease in ASPs, reflecting general price erosions and the introduction of newer and lower priced products into the shipment mix. The decrease in ASPs was partially offset by a 4.9% increase in unit sales, primarily attributable to increased demand in the mobile phone market for 3 to 5-megapixel and 8-megapixel and above products. This was partially offset by a decrease in unit shipment into the entertainment market due to lower demand.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors in the nine months ended January 31, 2015 and 2014:

	Nine Months Ended
	January 31,
	2015	2014
OEMs and VARs	75.0%	82.1%
Distributors	25.0	17.9
Total	100.0%	100.0%

OEMs and VARs.   In the nine months ended January 31, 2015, two OEM customers accounted for approximately 14.4% and 11.3% of our revenues, respectively. In the nine months ended January 31, 2014, three OEM customers accounted for approximately 13.8%, 13.3% and 10.7% of our revenues, respectively. For the nine months ended January 31, 2015 and 2014, no other OEM or VAR customer accounted for 10% or more of our revenues.

Distributors.   In the nine months ended January 31, 2015, one distributor customer accounted for approximately 13.8% of our revenues. In the nine months ended January 31, 2014, one distributor customer accounted for approximately 10.2% of our revenues. For the nine months ended January 31, 2015 and 2014, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the nine months ended January 31, 2015 and 2014:

	Nine Months Ended
	January 31,
	2015	2014
Domestic sales	0.8%	0.3%
Foreign sales	99.2	99.7
Total	100.0%	100.0%

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross Profit

Our gross margin in the nine months ended January 31, 2015 increased to 21.9% from 18.6% for the nine months ended January 31, 2014. The year-over-year increase in gross margin reflected the inclusion of PureCel products in our shipment mix in fiscal 2015, and a reduction in our product costs, including our OmniBSI-2 products. These favorable factors were partially offset by a decrease in ASPs, the result of general price erosions and an increase in shipment mix for some of our newer and lower priced products. Net effects on gross margin from the sale of previously written-down products and write-down of inventories were comparable year-over-year. We had an increase in the write-down of inventories which totaled approximately $30.4 million during the nine months ended January 31, 2015, as compared to $26.0 million in the similar prior year period. However, in the nine months ended January 31, 2015, we recorded an increase in sales from previously written down products, which totaled $12.8 million, as compared to $5.6 million during the similar period in the prior fiscal year. We recorded approximately $3.3 million and $3.0 million in stock-based compensation expense to cost of revenues during the nine months ended January 31, 2015 and 2014, respectively.

Research, Development and Related Expenses

Research, development and related expenses for the nine months ended January 31, 2015 increased to approximately $102.1 million from approximately $87.8 million for the nine months ended January 31, 2014. As a percentage of revenues, research, development and related expenses for the nine months ended January 31, 2015 and 2014 represented 9.4 % and 7.8%, respectively.

The increase in research, development and related expenses of approximately $14.3 million, or 16.3%, for the nine months ended January 31, 2015 from the similar prior year period resulted primarily from: a $8.2 million increase in non-recurring engineering expenses related to new product development, and a $4.5 million increase in salary and payroll-related expenses resulting primarily from a headcount increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended January 31, 2015 increased to approximately $58.9 million from $54.7 million for the nine months ended January 31, 2014. As a percentage of revenues, selling, general and administrative expenses for the nine months ended January 31, 2015 and 2014 represented 5.4% and 4.9%, respectively.

The increase in selling, general and administrative expenses of approximately $4.2 million, or 7.7%, for the nine months ended January 31, 2015 from the similar period in the prior year resulted primarily from: a $1.4 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, a $1.4 million increase in commission expenses paid primarily to distributors and sales representatives, $0.9 million increase in miscellaneous consumption tax adjustments, a $0.5 million increase in expenditure for software applications, and a $440,000 increase in legal expenses. These increases were partially offset by a $1.1 million decrease in stock-based compensation expense.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain image sensor-related patents and patent applications from Kodak. Amortization of acquired patent portfolio totaled approximately $7.0 million for the nine months ended January 31, 2015 and 2014, respectively.

Equity in Earnings of Investee

Equity in earnings of investee for the nine months ended January 31, 2015 totaled $3.2 million, as compared to $3.3 million in the prior year. Equity in earnings of investee for the nine months ended January 31, 2015 and 2014 represented our portion of the net income recorded by WLCSP and equity method investment adjustments.

Interest Expense, Net

Interest expense, net, for the nine months ended January 31, 2015 decreased to approximately $1.3 million from $1.5 million for the nine months ended January 31, 2014. The decrease in interest expense, net, for the nine months ended January 31, 2015 as compared to the corresponding period in the prior year was the result of a $482,000 increase in interest income, offset by a $196,000 increase in interest expense. The increase in interest income was attributable to an increase in cash, cash equivalents, and short-term investments. The increase in interest expense was primarily attributable to the accretion of interest associated with a license agreement that we entered into with the California Institute of Technology in January 2014.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Income, net

Other income, net, for the nine months ended January 31, 2015 totaled $1.6 million, as compared to $25.2 million in the prior year. Other income, net, for the nine months ended January 31, 2015 included $1.1 million of income associated with the leasing out of our office space in Shanghai, China, a $0.6 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, and a $408,000 net loss from foreign transactions. Other income, net, for the nine months ended January 31, 2014 included $14.1 million of change-in-interest gain associated with WLCSP’s initial public offering, when it issued 37.2 million new shares at a per share price that was higher than our per share carrying value, a $9.7 million gain from the sale of 5.1 million shares of WLCSP’s common stock that we owned, a $2.0 million gain from the sale of our investment in Tong Hsing Electronic Industries, Limited, or Tong Hsing, $1.1 million of income associated with the leasing out of our office space in Shanghai, China, a $0.9 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, offset by a $2.0 million impairment charge for our investment in Phostek, Inc., and $0.8 million loss from foreign exchange.

Provision for (Benefit from) Income Taxes

We generated approximately $75.1 million and $86.7 million in income before income taxes for the nine months ended January 31, 2015 and 2014, respectively. We recorded benefit from income taxes of approximately $12.3 million for the nine months ended January 31, 2015 and provision for income taxes of approximately $6.8 million for the nine months ended January 31, 2014, resulting in effective tax rates of (16.4)% and 7.8% for the respective periods.

Our quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the nine months ended January 31, 2015, the discrete adjustments to our provision for income taxes included the tax benefit from the reduction of our gross unrecognized tax benefits, related to the lapse of applicable statutes of limitations in certain jurisdictions and the conclusion of a tax examination in a foreign jurisdiction, the tax benefit from the one-year retroactive extension of the Federal R&D Credit, the favorable adjustments to tax provisions from prior years, and the tax benefit realized as a result of our employees’ dispositions of incentive stock awards. These favorable adjustments were partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

We were under tax examination in a foreign jurisdiction, starting from the fiscal year ended April 30, 2004. This tax examination was concluded in November 2014, with us reaching a settlement agreement with the foreign jurisdiction taxing authority that covered from fiscal year ended April 30, 2004 to fiscal year ended April 30, 2013. Consequently, during the three months ended January 31, 2015, we reduced our unrecognized tax benefits by approximately $5.4 million and recorded a $2.9 million benefit from income taxes. During the nine months ended January 31, 2015, we accrued an additional $0.9 million of interest related to our unrecognized tax benefits. We anticipate that the balance of gross unrecognized tax benefits as of January 31, 2015 will decrease by approximately $5.3 million due to the lapse of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

Liquidity and Capital Resources

Our principal sources of liquidity as of January 31, 2015 consisted of cash, cash equivalents and short-term investments totaling $512.8 million.

Liquidity

Our working capital increased by $123.5 million to $823.5 million as of January 31, 2015, as compared to $700.0 million as of April 30, 2014. Our working capital increased as a result of: a $61.8 million increase in cash, cash equivalents and short-term investments primarily due to cash provided by operating activities; a $95.4 million increase in inventories due to an increase in inventory purchases; a $12.5 million increase in recoverable insurance proceeds; a $6.1 million decrease in deferred revenues, less cost of revenues and a $3.4 million decrease in accrued expenses and other current liabilities. These increases in working capital were partially offset by: a $30.8 million decrease in accounts receivable, net; a $12.5 million increase in litigation settlement accrual; a $4.9 million increase in accounts payable resulting from the increase in inventory purchases; a $3.8 million increase in income taxes payable; and a $3.3 million increase in current portion of long-term debt.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world. As of January 31, 2015, the amount of cash, cash equivalents and short-term investments held by foreign subsidiaries totaled approximately $222.4 million. In the event these funds from foreign subsidiaries are needed to fund operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

In March 2007, we purchased our Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan. As of January 31, 2015, the principal amount outstanding under the Mortgage Loan was $23.2 million.

In August 2009, in order to finance costs associated with the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of January 31, 2015, the principal amount outstanding under the Construction Loan was $9.0 million.

Cash Flows from Operating Activities

For the nine months ended January 31, 2015, net cash provided by operating activities totaled approximately $62.0 million as compared to approximately $175.5 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $87.4 million for the nine months ended January 31, 2015; adjustments for non-cash charges of $30.4 million in write-down of inventories, $26.2 million in depreciation and amortization, $25.8 million in stock-based compensation, $7.5 million in gain on equity investments, net, and $0.6 million in gain from change in fair value of interest rate swap; a $30.8 million decrease in accounts receivable, net; a $12.7 million decrease in prepaid expenses and other assets; a $6.5 million increase in accounts payable; and a $6.1 million increase in accrued expenses and other liabilities. The $12.7 million decrease in prepaid expenses and other assets included a $12.5 million increase in recoverable insurance proceeds, associated with the settlement of the securities litigation. The $6.1 million increase in accrued expenses and other liabilities resulted from a $12.5 million litigation settlement accrual, also associated with the settlement of the securities litigation. These increases were offset by: a $126.3 million increase in inventories; a $18.3 million decrease in income taxes payable; a $6.1 million decrease in deferred revenues, less cost of revenues; and a $5.1 million decrease in deferred income taxes. The $126.3 million increase in inventories was caused by an increase in inventory purchases. Our increase in inventory purchases also resulted in a $6.5 million increase in accounts payable. The $18.3 million decrease in income taxes payable resulted primarily from a $21.6 million reduction in our unrecognized tax benefits due to the lapse of the applicable statutes of limitations in certain jurisdictions and the conclusion of a tax examination in a foreign jurisdiction.

The principal components of the net cash provided by operating activities during the nine months ended January 31, 2014 were: net income of approximately $79.9 million for the nine months ended January 31, 2014; adjustments for non-cash charges of $26.0 million in write-down of inventories, $25.9 million in stock-based compensation, $23.8 million in depreciation and amortization, a $23.8 million gain associated with WLCSP’s IPO, $17.9 million in gain on equity investments, net, and a $2.0 million gain from the sale of our investment in Tong Hsing; a $66.4 million decrease in inventories; a $31.8 million decrease in accounts receivable, net; a $8.1 million decrease in deferred income taxes; a $5.1 million increase in deferred revenues, less cost of revenues; and a $1.5 million decrease in prepaid expenses and other assets. These increases were offset by: a $38.7 million decrease in accounts payable; a $8.6 million decrease in income taxes payable and a $1.6 million decrease in accrued expenses and other liabilities. The $38.7 million decrease in accounts payable was caused by a reduction in inventory purchases. Our reduction in inventory purchases also caused the $66.4 million decrease in inventories.

Cash Flows from Investing Activities

For the nine months ended January 31, 2015, our net cash used in investing activities totaled approximately $63.4 million, as compared to approximately $69.6 million for the corresponding period in the prior year. The amount of net cash used in investing activities during the nine months ended January 31, 2015 represented the use of $261.5 million in purchases of short-term investments, and $9.7 million in purchases of property, plant and equipment, net of sales, partially offset by $207.8 million in net proceeds from sales or maturities of short-term investments. For the

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

nine months ended January 31, 2014, our net cash used in investing activities represented $127.0 million in purchases of short-term investments, and $13.2 million in purchases of property, plant and equipment, net of sales, partially offset by $64.3 million in net proceeds from sales or maturities of short-term investments and $6.2 million in proceeds from the sale of investment in Tong Hsing.

Cash Flows from Financing Activities

For the nine months ended January 31, 2015, net cash provided by financing activities totaled approximately $11.6 million, as compared to net cash provided by financing activities of approximately $12.8 million for the corresponding period in the prior year. The amount of net cash provided by financing activities during the nine months ended January 31, 2015 represented $12.8 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $2.5 million in excess tax benefits from stock-based compensation, partially offset by $3.7 million used to repay long-term borrowings. For the nine months ended January 31, 2014, our net cash provided by financing activities represented $13.2 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $3.3 million in excess tax benefits from stock-based compensation, partially offset by $3.7 million used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended July 31, 2014, in an effort to enhance the research and development capabilities of OTC, we increased its registered capital requirement from $12.0 million to $27.0 million. In December 2014, we contributed the incremental $15.0 million to OTC, meeting the registered capital commitment requirement.

During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid wafer credit. As of January 31, 2015 we have not made any deposits under this agreement.

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and the foreseeable future. Other than normal working capital requirements, we expect our capital requirements totaling approximately $60 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 31, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations and Commercial Commitments :
Operating leases	$12,997	$5,920	$4,507	$1,686	$884
Debt obligations(1)	32,199	7,071	25,128	—	—
Purchase obligations(2)	119,614	119,614	—	—	—
Total contractual obligations	164,810	132,605	29,635	1,686	884
Other Commercial Commitments:
Prepaid wafer credit(3)	1,000	1,000	—	—	—
Total commercial commitments	1,000	1,000	—	—	—
Total contractual obligations and commercial commitments	$165,810	$133,605	$29,635	$1,686	$884

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of January 31, 2015, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $23.2 million and $9.0 million, respectively. See Note 7 - “Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

(2)         Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)         During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid wafer credit. As of January 31, 2015, we have not made any deposits under this agreement. See Note 13 - “Commitments and Contingencies” to our condensed consolidated financial statements.

As of January 31, 2015, the long-term income taxes payable, including estimated interest and penalties, was $51.1 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. As such, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of January 31, 2015 presented above.

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

In January 2015, the FASB revised the authoritative guidance on reporting extraordinary items by eliminating such concept from accounting principles generally accepted in the United States of America (“GAAP”). Previously, if an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax. The guidance is effective for us beginning in the first quarter of fiscal 2017. We do not expect the adoption of this guidance to have any material effect on our financial position, results of operations and cash flows.

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

As of January 31, 2015, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three and nine months ended January 31, 2015 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of January 31, 2015, the principal amount outstanding under the Construction Loan was approximately $9.0 million. As of January 31, 2015, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $0.9 million of additional remeasurement losses. As of January 31, 2015, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $0.9 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and nine months ended January 31, 2015.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. Interest rate under the Construction Loan was 5.9% at January 31, 2015. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until the next anniversary of the earliest drawdown, which will be November 2015, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three months ended January 31, 2015.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended January 31, 2015, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Claim construction briefing has been submitted, but there is no claim construction hearing currently scheduled. On September 30, 2014, the court granted TSMC’s motion for summary judgment of noninfringement based on extraterritoriality issues. On March 2, 2015, the court granted our motion for summary judgment of noninfringement of our non-U.S. sales. A case management conference is scheduled for March 19, 2015, to discuss the issues that remain in the case. The court’s recent summary judgment motion addresses most of Ziptronix’s infringement claims asserted in the case and we expect to vigorously defend ourselves against Ziptronix’s remaining allegations of infringement. We are currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Securities Litigation

On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular regarding the use of our imaging sensors in Apple Inc.’s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-CV-5235 (RMW) (the “Securities Case”). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of our common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants’ motion to dismiss. On December 30, 2014, the parties entered into a stipulation and agreement of settlement to resolve the litigation, which was then submitted to the court for preliminary approval. The stipulation and agreement of settlement provides for a payment of $12.5 million to the plaintiff class, which is funded solely by our insurance carriers. We also entered into a mutual release agreement with one of our insurance carriers. In March 2015, the court entered an order granting preliminary approval of the settlement and ordering notice to the putative plaintiff class. The court also scheduled a June 2015 hearing regarding final approval of the settlement.

With the execution of the stipulation agreement and the release agreement, we believe that ultimate settlement is probable, at the currently estimated amount. Consequently, as of January 31, 2015, on our condensed consolidated balance sheet, we recorded $12.5 million in Recoverable insurance proceeds within Total current assets, and $12.5 million in Litigation settlement accrual within Total current liabilities. Notice of the settlement must be provided to the putative shareholder class, and the court must grant final approval of the settlement. There is no assurance that the court will grant such approval, or that the settlement will become final. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously.

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

In fiscal 2014, approximately 55.1% of our revenues came from sales to our top five customers. In addition, in the nine months ended January 31, 2015, approximately 53.2% of our revenues came from sales to our top five customers, including two OEM customers that accounted for approximately 14.4% and 11.3% of our revenues, respectively, and one distributor customer that accounted for approximately 13.8% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2014 and the nine months ended January 31, 2015. In addition, during the second half of fiscal 2014 and the nine months ended January 31, 2015, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. We anticipate that sales outside of the United States, in particular in China and the emerging market in India, will account for a substantial portion of our revenues in future periods. We continue to invest resources in China and India in anticipation of continued revenues from these markets. Dependence on sales to foreign customers, in particular in China and India, involves certain risks, including:

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

Although we believe that our long standing relationships with OEMs in Asia, especially China, could assist us in sales trends favoring the Asian markets, sales driven by end-user customers in these markets could also create additional risks and challenges such as increased unpredictability of our sales because we tend to experience greater fluctuations in demand, often at a rapid pace, from end-user customers in Asia as compared to end-user customers in North America. Since a significant amount of our revenues is derived from markets outside of the United States, a slowdown in demand in these markets could have an adverse effect on our financial results. For example, in the third quarter of fiscal 2015, demand for our products slowed down in the China market, possibly attributable to the competitive environment faced by our customers and a protracted upgrade cycle for the local wireless infrastructure. This demand slowdown in the region had negatively impacted our revenues. If this slowdown in the China market continues, our future results of operation could be adversely affected as well.

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

We also expect that image sensors will continue to be incorporated into products for and become more important in the notebook and webcam, entertainment, security, medical and automotive industries. As image sensors begin to fill a greater role in these other markets, the challenges and risks that we face in these other markets could increase and could be similar to some of the challenges and risks that we face in the mobile phone market. If our sales to the mobile phone market and other emerging markets do not increase and/or the mobile phone market and other emerging markets do not grow as expected, our results of operations, business and prospects would be materially adversely affected.

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

We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand, especially if our customer demand were to become volatile. We may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile for the remainder of fiscal 2015, especially in the consumer-oriented product markets, which can continue to affect our ability to accurately forecast customer demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

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

•                  development of products that maintain technological advantages over the products of our competitors, including advantages with respect to the functionality and imaging pixel capability of our image-sensor products and our proprietary testing processes; and

•                  market acceptance of the new products, including our PureCel and PureCel-S sensors.

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

•                  volatility and lack of visibility in the markets in which we sell our products, in particular in the China market;

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $23.2 million as of January 31, 2015. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Condensed Consolidated Balance Sheets. We record its fair value change in our Condensed Consolidated Statements of Income, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

We are also exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreement. However, we do not anticipate non-performance by the counterparty.

Our business is subject to seasonal fluctuations which may in turn cause fluctuations in our results of operations and cash flows from period to period.

Many of the products using our image sensors, such as mobile phones, cameras for entertainment applications, such as tablets and wearable devices, notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to macroeconomic uncertainties and changes in our end-user customer demands in the past several years, the seasonal cycle of our business has been less predictable. Given the current economic environment and continued changes in our end-user demands, we remain cautious towards the return of the historical seasonal cycle of our business. If our historical cycle resumes and continues in future years, it could result in the fluctuation of our results of operations and cash flows from period to period. Alternatively, if we experience future events, such as the recent macroeconomic uncertainties or other events outside of our control, our historical seasonal cycle could be disrupted and our results of operations and cash flows could differ from our historical seasonal cycles.

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

Our business strategy depends in large part on the continued growth of the various markets into which we sell our image-sensor products, including the markets for mobile phones, entertainment devices such as tablets and wearable devices, notebook and webcams, digital still and video cameras, commercial and security and surveillance applications, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been, and may continue to be, adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected, and may continue to negatively affect our business.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of January 31, 2015, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $55.8 million and our long-term investments totaled approximately $145.3 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash, cash equivalents and short-term investments, in total, has increased over the nine months ended January 31, 2015, primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and foreseeable future, if we are unable to sell our inventories or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As of January 31, 2015, we held cash and cash equivalents totaling $308.2 million, and short-term investments totaling $204.6 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of January 31, 2015, we did not hold any illiquid investments and we have not realized any losses. In the past, uncertainties in global capital markets associated with a repricing of risk had caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

During fiscal 2014 and the nine months ended January 31, 2015, approximately 18.8% and 25.0%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through March 2, 2015, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.18 per share. The closing sales price of our common stock on March 2, 2015 was $27.24 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as the outcome of the unsolicited acquisition proposal that we recently received from HCM, and general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Dated: March 6, 2015

By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 6, 2015

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